Form 10-Q
period 2013-09-30
Waterstone Financial, Inc.
filed 2013-12-20
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-189160

WATERSTONE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	90-1026709
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11200 W. Plank Court Wauwatosa, Wisconsin	53226
(Address of principal executive offices)	(Zip Code)

(414) 761-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)     Yes ☒ No ☐
(2)    Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant's Common Stock, as of the latest practicable date:  Common Stock, $0.01 par value, no shares outstanding as of December 23, 2013.

EXPLANATORY NOTE

Waterstone Financial, Inc., a Maryland corporation (the “Company”), was formed to serve as the stock holding company for WaterStone Bank as part of the mutual-to-stock conversion of Lamplighter Financial, MHC. As of September 30, 2013, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, for informational purposes, the Quarterly Report for the quarter ended September 30, 2013 of Waterstone Financial, Inc., the current stock holding company for WaterStone Bank, is attached as Exhibit 99.1 to this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

Not applicable. Please see the Explanatory Note.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable. Please see the Explanatory Note.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable. Please see the Explanatory Note.

Item 4.       Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) that they are alerted in a timely manner about material information relating to the Company required to be filed in its periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings

 Not applicable. Please see the Explanatory Note.

Item 1A.    Risk Factors

 Not applicable. Please see the Explanatory Note.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable. Please see the Explanatory Note.

Item 3.     Defaults Upon Senior Securities

 Not applicable. Please see the Explanatory Note.

Item 4.             Mine Safety Disclosures

  Not applicable.

Item 5.             Other Information

  None

Item 6.              Exhibits

Exhibit No.	Description
31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial, Inc.
31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial, Inc.
32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial, Inc.
32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial, Inc.
99.1	Quarterly Report on Form 10-Q of Waterstone Financial, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: December 20, 2013
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: December 20, 2013
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer Principal Financial and Accounting Officer