Form 10-K
period 2013-12-31
Waterstone Financial, Inc.
filed 2014-03-21
CIK 1569994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

F O R M   1 0 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

Commission file number: 001-36271

WATERSTONE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	90-1026709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 W Plank Ct, Wauwatosa, Wisconsin	53226
(Address of principal executive offices)	(Zip Code)

(414) 761-1000
Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	The NASDAQ Stock Market, LLC
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the 1933 Act).

Yes ☐	No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the 1934 Act.

Yes ☐	No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted  on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).

Yes ☐	No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on January 23, 2014 (the first day of trading in the Registrant's common stock) as reported by the NASDAQ Global Select Market® was approximately $366.8 million.

As of February 28, 2014, 34,389,312 shares of the Registrant's Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 20, 2014

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2013

PART 1

Item 1.   Business

Forward-Looking Statements

This Form 10-K contains or incorporates by reference various forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  These forward-looking statements include, but are not limited to:

•	Statements of our goals, intentions and expectations;
•	Statements regarding our business plans, prospects, growth and operating strategies;
•	Statements regarding the quality of our loan and investment portfolio;
•	Estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions;
•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses or prepayments on loans we have made and make  whether held in portfolio or sold in the secondary markets;

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities;
•	changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	significant increases in our loan losses; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

See also the factors regarding future operations discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" below.

Waterstone Financial, Inc.

Waterstone Financial, Inc., A Maryland Corporation, ("New Waterstone") was organized in June 2013.  Upon completion of the mutual-to-stock conversion of Lamplighter Financial, MHC in January 2014, New Waterstone became the holding company of WaterStone Bank SSB ("WaterStone Bank") and succeeded to all of the business and operations of Waterstone Financial, Inc., a Federal Corporation ("Waterstone-Federal") and each of Waterstone-Federal and Lamplighter Financial, MHC ceased to exist.  In this report, we refer to WaterStone Bank, our wholly owned subsidiary, both before and after the reorganization, as "WaterStone Bank" or the "Bank."

Waterstone Financial, Inc. and its subsidiaries, including WaterStone Bank, SSB, are referred to herein as the "Company," "Waterstone Financial," or "we."

The Company maintains a website at www.wsbonline.com.  We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials as soon as is reasonably practical after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission.  You may access those reports by following the links under "Investor Relations" at the Company's website.  Information on this website is not and should not be considered a part of this document.

Waterstone Financial, Inc.'s executive offices are located at 11200 West Plank Court, Wauwatosa, Wisconsin 53226, and its telephone number at this address is (414) 761-1000.

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921.  WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation, which had 89 offices in 22 states as of December 31, 2013.
WaterStone Bank conducts its community banking business from nine banking offices located in Milwaukee, Washington and Waukesha Counties, Wisconsin, as well as a loan production office in Maple Grove, Minnesota.  WaterStone Bank's principal lending activity is originating one- to four-family and multi-family residential real estate loans for retention in its portfolio.   At December 31, 2013, such loans comprised 37.9% and 47.8%, respectively, of WaterStone Bank's loan portfolio. WaterStone Bank also offers, to a lesser extent, home equity loans and lines of credit, construction and land loans, commercial real estate and commercial business loans, and consumer loans.  WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances.  Our deposit offerings include: certificates of deposit, money market savings accounts, transaction deposit accounts, non-interest bearing demand accounts and individual retirement accounts.  Our investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds and municipal obligations.
WaterStone Bank is subject to comprehensive regulation and examination by the WDFI and the Federal Deposit Insurance Corporation.

WaterStone Bank's executive offices are located at 11200 West Plank Court, Wauwatosa, Wisconsin 53226, and its telephone number is (414) 761-1000.  Its website address is www.wsbonline.com.  Information on this website is not and should not be considered to be a part of this prospectus.

WaterStone Bank's mortgage banking operations are conducted through its wholly-owned subsidiary, Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originates single-family residential real estate loans for sale into the secondary market.  Waterstone Mortgage Corporation utilizes lines of credit provided by WaterStone Bank as a primary source of funds, and also utilizes lines of credit with other financial institutions as needed.  During both years ended December 31, 2013 and 2012, Waterstone Mortgage Corporation originated approximately $1.75 billion in mortgage loans held for sale.

Market Area

WaterStone Bank.  WaterStone Bank's market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  WaterStone Bank's primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have four branch offices in Milwaukee County, four branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2013 (the latest date for which information was publicly available), 47.8% of deposits in the State of Wisconsin were located in the seven-county metropolitan Milwaukee market and 41.8% of deposits in the State of Wisconsin were located in the three counties in which the Bank has a branch office.

WaterStone Bank's primary market area for deposits includes the communities in which we maintain our banking office locations.  Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets.  In addition, in October 2013 we opened a loan production office in Maple Grove, Minnesota, which is expected to have a primary lending market area of the Minneapolis-St. Paul, Minnesota metropolitan market.

From 2000 to 2010, our market area experienced population increases from a high of 13.1% in Jefferson County to a low of 0.8% in Milwaukee County, compared to 6.0% for Wisconsin and 9.7% for the United States as a whole.  Projections indicate that through 2017, the population will continue to increase in all market area counties ranging from a low of 1.0% in Racine County to a high of 4.6% in Washington County compared to projected increases of 3.2% and 4.9% in Wisconsin and the United States, respectively.  Consistent with trends in population, our market areas experienced increases in households from 2000 to 2010 at rates ranging from a high of 17.7% in Washington County to a low of 1.6% in Milwaukee County, compared to increases in households of 9.4% in Wisconsin and 10.7% in the United States.  Through 2017, households are projected to increase at rates ranging from 1.6% in Racine County to 4.7% in Washington County, compared to 3.6% in Wisconsin and 5.1% in the United States.

The 2000 median household income levels of six of our seven community banking market area counties were above the state and national levels, with Milwaukee County being the only county with per capita income levels below state and national levels.  The 2000 median household income levels ranged from a low of $38,100 in Milwaukee County to a high of $62,839 in Waukesha County.  From 2000 to 2010, median household income increased in all area counties by percentages ranging from a low of 6.8% in Milwaukee County to a high of 19.4% in Walworth County.  In 2010, median household income ranged from a low of $40,702 in Milwaukee County to a high of $73,703 in Ozaukee County, with all but Milwaukee County having higher median income levels than both the state and national levels of $50,395 and $50,046, respectively.  By 2017, the projected increases in median household income are expected to range from 3.0% in Walworth County to 22.8% in Milwaukee County, with median household income levels in Jefferson, Milwaukee and Walworth Counties increasing less than both state and national levels and the four other counties increasing more that the increases at the state and national levels.  The 2017 projected median household income levels ranged from $50,001 in Milwaukee County to $81,501 in Waukesha County, compared to $57,220 in Wisconsin and $56,895 in the United States.

In 2008, four of the seven counties in the market area had lower unemployment rates than that of the State of Wisconsin as a whole while the remaining three counties had unemployment rates lower than that of the United States as a whole.  Through 2010, unemployment rates increased in the United States and in Milwaukee County but decreased in Wisconsin as a whole and in six of the market area counties.  In 2011 and 2012, unemployment rates continued to decrease in all market areas.  In 2013, unemployment rates decreased in all market area counties, with the exception of Racine County and ranged from a high of 8.6% in Racine County to a low of 5.4% in Ozaukee County compared to 6.8% in Wisconsin and 7.4% in the United States.

According to the 2010 Census, the median home values in the community banking market area ranged from a low of $159,800 in Milwaukee County to a high of $253,700 in Ozaukee County, with an average of $204,414 for the seven market area counties.  Median 2010 home values for the State of Wisconsin and for the United States were $166,700 and $179,900, respectively.

In March 2013, Corelogic reported that the foreclosure rate in the metropolitan Milwaukee area, Milwaukee, Waukesha, Ozaukee and Washington Counties, fell to 1.97% of mortgaged homes in January 2013 from 2.69% in January 2012.  Similarly, the foreclosure rate for the State of Wisconsin fell to 1.68% in January 2013 from 2.30% in January 2012.  For the United States, the foreclosure rate dropped to 2.8% in 2013 compared to 3.5% in 2012.  In a related trend, year-over-year increases in home sales in market area counties are reported.  According to Metro MLS Inc. data released by the Greater Milwaukee Association of Realtors, home sales in December 2013 increased by 5.0% compared to December 2012 for the metropolitan area defined as Milwaukee, Waukesha, Ozaukee, and Washington counties.

Waterstone Mortgage Corporation.  As of December 31, 2013, Waterstone Mortgage Corporation had 21 offices in Wisconsin, 11 offices in Florida, 10 offices in Pennsylvania, 8 offices in Minnesota, six offices in each of North Carolina and Virginia, four offices in Indiana, three offices in each of Arizona, Ohio and Tennessee, two offices in each of Illinois and Iowa and one office in each of Arkansas, Colorado, Idaho, Massachusetts, Maryland, Maine, New Hampshire, Oklahoma, Oregon and Washington.

Competition

WaterStone Bank.  WaterStone Bank faces competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha-West Allis metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. The Federal Deposit Insurance Corporation has determined that our market area is a "high-rate" area with regard to deposit pricing as compared to the rest of the United States. As of June 30, 2013, based on the Federal Deposit Insurance Corporation's annual Summary of Deposits Report, we had the eighth largest market share in our metropolitan statistical area out of 56 financial institutions in our metropolitan statistical area, representing 1.6% of all deposits.

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from money market funds, brokerage firms, and mutual funds. Some of our competitors offer products and services that we do not offer, such as trust services, private banking and brokerage and insurance services.
Our primary focus is to build and develop profitable consumer and commercial customer relationships while maintaining our role as a community bank.

Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation faces competition for originating loans both directly within the markets in which it operates and from entities that provide services throughout the United States through internet services.  Waterstone Mortgage Corporation's competition comes principally from other mortgage banking firms, as well as from commercial banks, savings institutions and credit unions.  In 2013, the Business Journal of Milwaukee ranked Waterstone Mortgage Corporation as southeastern Wisconsin's largest mortgage lender for the fifth year in a row.

Lending Activities

 The scope of the discussion included under "Lending Activities" is limited to lending operations related to loans originated for investment.  A discussion of the lending activities related to loans originated for sale is included under "Mortgage Banking Activities."

 Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain the loans that we originate which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $413.6 million, or 37.9%, of our total loan portfolio at December 31, 2013.  Multi-family residential mortgage loans represented $521.6 million, or 47.8%, of our total loan portfolio at December 31, 2013.  We also offer construction and land loans, commercial real estate loans, home equity lines of credit and commercial loans. At December 31, 2013, commercial real estate loans, construction and land loans, home equity loans and commercial business loans totaled $71.7 million, $31.9 million, $35.4 million and $18.3 million, respectively.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$413,614	37.85%	$460,821	40.65%	$496,736	40.83%	$582,026	44.56%	$679,657	47.86%
Multi-family	521,597	47.75%	514,363	45.37%	552,240	45.39%	542,602	41.53%	536,731	37.80%
Home equity	35,432	3.24%	36,494	3.22%	38,599	3.17%	46,149	3.53%	57,589	4.06%
Construction and land	31,905	2.92%	33,818	2.98%	39,528	3.25%	53,961	4.13%	61,953	4.36%
Commercial real estate	71,698	6.56%	65,495	5.78%	65,434	5.38%	51,733	3.96%	48,948	3.45%
Commercial loans	18,296	1.67%	22,549	1.99%	24,018	1.97%	29,812	2.28%	34,513	2.43%
Consumer	134	0.01%	132	0.01%	109	0.01%	154	0.01%	619	0.04%
Total loans	1,092,676	100.00%	1,133,672	100.00%	1,216,664	100.00%	1,306,437	100.00%	1,420,010	100.00%

Allowance for loan losses	(24,264)		(31,043)		(32,430)		(29,175)		(28,494)

Loans, net	$1,068,412		$1,102,629		$1,184,234		$1,277,262		$1,391,516

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2013.  Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Multi-family		Home Equity		Construction and Land
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2014	$38,910	5.38%	$37,561	5.64%	$9,378	4.18%	$6,761	4.51%
2015	6,889	4.83%	24,105	5.03%	7,310	4.01%	4,574	3.90%
2016	9,216	4.85%	16,116	4.77%	3,806	5.34%	5,867	3.57%
2017	3,244	4.44%	27,985	3.98%	1,689	5.45%	177	4.44%
2018	7,018	3.95%	65,504	4.11%	3,463	5.09%	6,999	3.79%
2019 and thereafter	348,337	4.84%	350,326	5.01%	9,786	4.01%	7,527	4.58%
Total	$413,614	4.87%	$521,597	4.88%	$35,432	4.37%	$31,905	4.11%

	Commercial Real Estate		Commercial Business		Consumer		Total
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2014	$3,240	5.68%	$7,002	5.43%	$106	6.49%	102,958	5.35%
2015	5,342	5.28%	1,661	5.58%	-	-	49,881	4.80%
2016	14,950	5.57%	652	5.92%	28	4.56%	50,635	4.94%
2017	6,436	4.82%	861	5.07%	-	-	40,392	4.24%
2018	10,649	4.33%	3,494	4.74%	-	-	97,127	4.16%
2019 and thereafter	31,081	5.18%	4,626	4.99%	-	-	751,683	4.92%
Total	$71,698	5.13%	$18,296	5.20%	$134	4.71%	$1,092,676	4.86%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2013 that are contractually due after December 31, 2014.
	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans
Real estate loans:
One- to four-family	$19,203	$355,501	$374,704
Multi-family	85,444	398,592	484,036
Home equity	5,986	20,068	26,054
Construction and land	11,940	13,204	25,144
Commercial	34,156	34,302	68,458
Commercial	10,151	1,143	11,294
Consumer	28	-	28
Total loans	$166,908	$822,810	$989,718

One- to Four-Family Residential Mortgage Loans.  WaterStone Bank's primary lending activity is originating residential mortgage loans secured by properties located in Milwaukee and surrounding counties.  One- to four-family residential mortgage loans totaled $413.6 million, or 37.9% of total loans at December 31, 2013.  One- to four-family residential mortgage loans originated for investment during the year ended December 31, 2013 totaled $24.5 million, or 17.5% of all loans originated for investment.  Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our adjustable-rate mortgage loans generally provide for maximum annual rate adjustments of 200 basis points, with a lifetime maximum adjustment of 600 basis points.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years, and are indexed to the 12-month LIBOR rate.  We do not and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.  Further, prior to 2007, we did not offer indexed, adjustable-rate loans other than home equity lines of credit, and we have never offered "teaser rate" first mortgage products.
Adjustable rate mortgage loans can decrease the interest rate risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the loan payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans in decreasing the risk associated with changes in interest rates may be limited during periods of rapidly rising interest rates.  Moreover, during periods of rapidly declining interest rates the interest income received from the adjustable rate loans can be significantly reduced, thereby adversely affecting interest income.
All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner's insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average single family first mortgage loan balance was $184,000 and the largest outstanding balance was $3.8 million on December 31, 2013.  The average two- to four-family first mortgage loan balance was $154,000 on December 31, 2013, and the largest outstanding balance on that date was $5.0 million, which is a consolidation loan that is collateralized by 29 properties.
Multi-family Real Estate Loans.  Multi-family loans totaled $521.6 million, or 47.8% of total loans at December 31, 2013.  Multi-family loans originated during the year ended December 31, 2013 totaled $82.9 million, or 59.3% of all loans originated for investment.  These loans are generally secured by properties located in our primary market area.  Our multi-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit.  Multi-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion.  Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period.  In reaching a decision whether to make a multi-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property.  In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times.  Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A multi-family borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to all guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding multi-family mortgage loan balance was $757,000 on December 31, 2013, with the largest outstanding balance at $7.9 million.  At December 31, 2013, our largest exposure to one borrower or to a related group of borrowers was $23.9 million.  The largest loan in the group is a mortgage loan with an outstanding balance at December 31, 2013 of $7.9 million.
Loans secured by multi-family real estate generally involve larger principal amounts than owner-occupied, one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.
Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2013, outstanding home equity loans and equity lines of credit totaled $35.4 million, or 3.2% of total loans outstanding.  At December 31, 2013, the unadvanced portion of home equity lines of credit totaled $14.7 million.  Home equity loans and lines originated during the year ended December 31, 2013 totaled $6.1 million, or 4.3% of all loans originated for investment.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to 10 years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was $50,000 at December 31, 2013, with the largest outstanding balance at that date of $862,000.
Residential Construction and Land Loans.  We originate construction loans to individuals and contractors for the construction and acquisition of single and multi-family residences.  At December 31, 2013, construction and land loans totaled $31.9 million, or 2.9% of total loans.  Construction and land loans originated during the year ended December 31, 2013 totaled $6.7 million, or 4.8% of all loans originated for investment.  At December 31, 2013, the unadvanced portion of these construction loans totaled $8.6 million.
Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months or more.  At the end of the construction phase, the construction loan converts to a longer-term mortgage loan.  Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the loan balance exceeds 80% of the lesser of the appraised value or sales price of the secured property.  The average outstanding construction loan balance totaled $1.5 million on December 31, 2013, with the largest outstanding balance at $5.1 million.  The average outstanding land loan balance was $297,000 on December 31, 2013, and the largest outstanding balance on that date was $4.0 million.

Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also review and inspect each property before disbursement of funds during the term of the construction loan.  Loan proceeds are disbursed after inspection based on the percentage of completion method.
Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property.  Additionally, if the estimate of value is inaccurate, we may be confronted with a project, when completed, with a value that is insufficient to ensure full repayment of the loan.
Commercial Real Estate Loans.  Commercial real estate loans totaled $71.7 million at December 31, 2013, or 6.6% of total loans, and are made up of loans secured by office and retail buildings, churches, restaurants, other retail properties and mixed use properties.  Commercial real estate loans originated during the year ended December 31, 2013 totaled $12.1 million, or 8.6% of all loans originated for investment.  These loans are generally secured by property located in our primary market area.  Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property.  Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion.  Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period.   In reaching a decision whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property.  In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times.  Environmental surveys are required for commercial real estate loans when environmental risks are identified.  Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.
A commercial real estate borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2013 was $481,000, and the largest outstanding balance at that date was $3.2 million.

Commercial Loans.  Commercial loans totaled $18.3 million at December 31, 2013, or 1.7% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate.  Commercial loans originated during the year ended December 31, 2013 totaled $7.6 million, or 5.4% of all loans originated.  In an effort to increase our commercial loan portfolio, we established a commercial loan department in 2007 and we currently have four commercial business loan officers.
Our commercial loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain working capital ratios must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2013, the unadvanced portion of working capital lines of credit totaled $10.4 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.  These loans generally amortize over 15 to 25 years.
A commercial business borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower.  The average outstanding commercial loan at December 31, 2013 was $178,000 and the largest outstanding balance on that date was $2.1 million.
The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge-offs and sales during the years indicated.

	As of or for the Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Total gross loans receivable and held for sale at beginning of year	$1,267,285	$1,304,947	$1,443,824
Real estate loans originated for investment:
Residential
One- to four-family	24,504	17,088	13,651
Multi-family	82,938	51,816	60,367
Home equity	6,079	3,112	4,328
Construction and land	6,676	2,695	3,487
Commercial real estate	12,098	14,572	25,398
Total real estate loans originated for investment	132,295	89,283	107,231
Consumer loans originated for investment	12	35	-
Commercial loans originated for investment	7,612	9,857	9,366
Total loans originated for investment	139,919	99,175	116,597

Real estate loans purchased for investment:
One- to four-family	-	12,148	-
Home equity	-	3,338	-
Total real estate loans purchased for investment	-	15,486	-

Principal repayments	(154,739)	(164,392)	(200,074)
Transfers to real estate owned	(13,552)	(22,282)	(28,259)
Loan principal charged-off	(12,624)	(10,978)	(19,291)
Net activity in loans held for investment	(40,996)	(82,991)	(131,027)

Loans originated for sale	1,751,054	1,749,426	1,027,346
Loans sold	(1,787,646)	(1,704,097)	(1,035,196)
Net activity in loans held for sale	(36,592)	45,329	(7,850)
Total gross loans receivable and held for sale at end of year	$1,189,697	$1,267,285	$1,304,947

Origination and Servicing of Loans.  All loans originated for investment are underwritten pursuant to internally developed policies and procedures.  While we generally underwrite owner-occupied residential mortgage loans to Freddie Mac and Fannie Mae standards, due to several unique characteristics, our loans originated prior to 2008 do not conform to the secondary market standards.  The unique features of these loans include: interest payments in advance of the month in which they are earned, discretionary rate adjustments that are not tied to an independent index and pre-payment penalties.
Exclusive of our mortgage banking operations, we generally retain in our portfolio a significant majority of the loans that we originate.  At December 31, 2013, WaterStone Bank was servicing $2.8 million in loan participations we originated and subsequently sold to unrelated third parties.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.
Loan Approval Procedures and Authority.  WaterStone Bank's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by WaterStone Bank's board of directors.  The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan, if applicable.  To assess the borrower's ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.

Loan officers are authorized to approve and close any loan that qualifies under WaterStone Bank underwriting guidelines within the following lending limits:

•
A secured one- to four-family mortgage loan up to $500,000 for a borrower with total outstanding loans from us of less than $1,000,000 that is independently underwritten can be approved by select loan officers.

•	A loan up to $500,000 for a borrower with total outstanding loans from us of less than $500,000 can be approved by select commercial loan officers.
•	Any secured mortgage loan ranging from $500,001 to $2,999,999 or any new loan to a borrower with outstanding loans from us exceeding $1,000,000 must be approved by the Officer Loan Committee.
•
Any loan for $3,000,000 or more must be approved by the Officer Loan Committee and the board of directors prior to closing.  Any new loan to a borrower with outstanding loans from us exceeding $10,000,000 must be reviewed by the board of directors prior to closing.

Asset Quality

When a loan becomes more than 30 days delinquent, WaterStone Bank sends a letter advising the borrower of the delinquency.  The borrower is given a specific date by which delinquent payments must be made or by which they must contact WaterStone Bank to make arrangements to bring the loan current over a longer period of time.  If the borrower fails to bring the loan current within the specified time period or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are considered.

All loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they become more than 90 or more days delinquent.  When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received.

Non-Performing Assets.  Non-performing assets consist of non-accrual loans and other real estate owned.  Loans are generally placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments.  Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, management may place such loans on non-accrual status immediately, rather than waiting until the loan becomes 90 days past due. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest on such loans is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

        The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$30,207	$46,467	$55,609	$56,759	$45,988
Multi-family	13,498	23,205	13,680	20,587	16,683
Home equity	1,585	1,578	1,334	712	1,159
Construction and land	4,195	2,215	6,946	3,013	6,269
Commercial real estate	938	668	514	1,577	2,773
Commercial	521	511	135	1,530	2,441
Consumer	17	24	-	-	-
Total non-accrual loans	50,961	74,668	78,218	84,178	75,313

Real estate owned
One- to four-family	12,980	17,353	27,449	28,142	27,016
Multi-family	3,040	9,890	16,231	14,903	8,824
Construction and land	6,258	7,029	8,796	9,926	10,458
Commercial real estate	385	1,702	4,194	4,781	4,631
Total real estate owned	22,663	35,974	56,670	57,752	50,929

Total non-performing assets	$73,624	$110,642	$134,888	$141,930	$126,242

Total accruing troubled debt restructurings	$10,336	$16,011	$24,589	$33,592	$42,730

Total non-accrual loans to total loans, net	4.66%	6.59%	6.43%	6.44%	5.30%
Total non-accrual loans and accruing troubled debt restructurings to total loans receivable	5.61%	8.00%	8.45%	9.01%	8.31%
Total non-accrual loans to total assets	2.62%	4.50%	4.57%	4.65%	4.03%
Total non-performing assets to total assets	3.78%	6.66%	7.88%	7.85%	6.76%

All loans that exceed 90 days with respect to past due principal and interest are recognized as non-accrual.  Troubled debt restructurings which are still on nonaccrual either due to being past due greater than 90 days, or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above.  In addition, loans which are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower fiscal review.  When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered.  This process generally takes place between contractual past due dates 60 and 90 days.  Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral.  When a loan is determined to be uncollectible, generally coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

The following table sets forth activity in our non-accrual loans for the year indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Balance at beginning of year	$74,668	$78,218	$84,178	$75,313	$107,730
Additions	33,488	44,617	59,703	87,349	76,435
Transfers to real estate owned	(13,552)	(22,282)	(28,259)	(41,781)	(54,072)
Charge-offs	(11,792)	(8,379)	(14,138)	(24,395)	(23,541)
Returned to accrual status	(26,005)	(8,194)	(12,021)	(7,936)	(17,601)
Principal paydowns and other	(5,846)	(9,312)	(11,245)	(4,372)	(13,638)
Balance at end of year	$50,961	$74,668	$78,218	$84,178	$75,313

Total non-accrual loans decreased by $23.7 million, or 31.7%, to $51.0 million as of December 31, 2013 compared to $74.7 million as of December 31, 2012.  The ratio of non-accrual loans to total loans receivable was 4.66% at December 31, 2013 compared to 6.59% at December 31, 2012.  During the year ended December 31, 2013, $26.0 million in loans were returned to accrual status, $13.6 million were transferred to real estate owned (net of charge-offs), $11.8 million in loan principal was charged off and $5.8 million in principal payments were received. Offsetting this activity, $33.5 million in loans were placed on non-accrual status during the year ended December 31, 2013.

Of the $51.0 million in total non-accrual loans as of December 31, 2013, $45.0 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $9.7 million in partial charge-offs have been recorded with respect to these loans as of December 31, 2013. Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $5.1 million have been recorded as of December 31, 2013.  The remaining $5.9 million of non-accrual loans were reviewed on an aggregate basis and $1.6 million in general valuation allowance was deemed necessary related to those loans as of December 31, 2013.   The $1.6 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

Our largest non-accrual loan as of December 31, 2013 was collateralized by multi-family residential real estate located in southeastern Wisconsin.  This loan had a principal balance of $3.8 million at December 31, 2013 and a specific valuation allowance of $525,000.  Our second largest non-accrual loan as of December 31, 2013 was collateralized by a single-family residence located in Idaho.   This loan had a principal balance of $1.7 million at December 31, 2013.  Based upon an updated valuation, the estimated net realizable value of the collateral exceeds the principal balance of the loan, thus a specific valuation was not deemed necessary as of December 31, 2013.  Our third largest non-accrual loan as of December 31, 2013 was collateralized by a single-family residence located in southeastern Wisconsin.   This loan had a principal balance of $1.6 million and a specific valuation allowance of $418,000 at December 31, 2013.  Our fourth largest non-accrual loan as of September 30, 2013 was collateralized by multi-family real estate located in southeastern Wisconsin with a principal balance of $1.5 million and a specific valuation of $236,000.  Our next largest non-accrual loan as of December 31, 2013 was collateralized by improved land held for development, located in southeastern Wisconsin. This loan had a principal balance of $1.4 million at December 31, 2013, which is net of life-to-date charge offs of $1.5 million.  Together, these five largest non-accrual loans comprised 19.9% of total non-accrual loans at December 31, 2013.

For the year ended December 31, 2013, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $3.2 million.  We recognized $2.1 million of interest income on such loans during the year ended December 31, 2013.

There were no accruing loans past due 90 days or more during the years ended December 31, 2013, 2012 or 2011.

Troubled Debt Restructurings.
        The following table summarizes troubled debt restructurings by the Company's internal risk rating.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$25,258	$48,449	$47,220	$15,769	$18,003
Watch	4,329	11,172	8,192	20,703	34,082
Total troubled debt restructurings	$29,587	$59,621	$55,412	$36,472	$52,085

Troubled debt restructurings totaled $29.6 million at December 31, 2013, compared to $59.6 million at December 31, 2012.  At December 31, 2013, $23.7 million of troubled debt restructurings, or 80.2%, were performing in accordance with their restructured terms.  All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the consolidated financial statements.  Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

We do not participate in government-sponsored troubled debt restructuring programs.  Our troubled debt restructurings are short-term modifications.  Typical initial restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  Restructured terms do not include a reduction of the outstanding principal balance unless mandated by a bankruptcy court. Troubled debt restructuring terms may be renewed or further modified at the end of the initial term for an additional period if performance has been acceptable and the short-term borrower difficulty persists.
Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	At December 31,
	2013		2012
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)

One- to four-family	$6,218	$11,875	$9,921	$21,847
Over four-family	2,710	5,314	3,917	20,030
Home equity	-	972	-	986
Construction and land	1,408	833	2,173	79
Commercial real estate	-	257	-	668
	$10,336	$19,251	$16,011	$43,610

The following table sets forth activity in our troubled debt restructurings for the years indicated.

	At or for the Year Ended December 31,
	2013		2012
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)
Balance at beginning of year	$16,011	$43,610	$24,589	$30,823
Additions	230	1,489	3,651	24,049
Change in accrual status	4,684	(4,684)	(2,060)	2,060
Charge-offs	-	(2,459)	(270)	(1,795)
Returned to contractual/market terms	(9,453)	(13,848)	(8,773)	(8,502)
Transferred to real estate owned	-	(3,094)	(125)	(1,009)
Principal paydowns and other	(1,136)	(1,763)	(1,001)	(2,016)
Balance at end of period	$10,336	$19,251	$16,011	$43,610

For the year ended December 31, 2013, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their contractual terms was $1.9 million.  We recognized $1.5 million of interest income on such loans during the year ended December 31, 2013.

If a restructured loan is current in all respects and a minimum of six consecutive restructured payments have been received, it can be considered for return to accrual status.  After a restructured loan that is current in all respects reverts to contractual/market terms, if a credit department review indicates no evidence of elevated market risk, the loan is removed from the troubled debt restructuring classification.

Loan Delinquency.  The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2013	2012
	(Dollars in Thousands)

Loans past due less than 90 days	$13,231	$23,092
Loans past due 90 days or more	30,780	51,358
Total loans past due	$44,011	$74,450

Total loans past due to total loans receivable	4.03%	6.57%

Past due loans decreased by $30.4 million, or 40.9%, to $44.0 million at December 31, 2013 from $74.5 million at December 31, 2012.  Loans past due 90 days or more decreased by $20.6 million, or 40.1%, during the year ended December 31, 2013 while loans past due less than 90 days decreased by $9.9 million, or 42.7%.  The $20.6 million decrease in loans past due 90 days or more was primarily due to an $11.0 million lending relationship that was brought current during the year ended December 31, 2013.  The $9.9 million decrease in loans past due less than 90 days or more was primarily attributable to a $6.9 million decrease in loans collateralized by one- to four –family loans.

Real Estate Owned.

Total real estate owned decreased by $13.3 million, or 37.0%, to $22.7 million at December 31, 2013, compared to $36.0 million at December 31, 2012.  During the year ended December 31, 2013, $13.6 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $1.4 million during the year ended December 31, 2013.  During the same period, sales of real estate owned totaled $25.7 million, resulting in a net gain of $2.8 million.

In an effort to strengthen our oversight of problem assets and minimize overall costs and expenses as well as any loss on the sale of real estate owned, during 2011 we established an internal asset management group and an internal sales group, which also enable our lenders to focus on loan origination instead of foreclosed asset management.

New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

•	Applying an updated adjustment factor (as described previously) to an existing appraisal;
•	Confirming that the physical condition of the real estate has not significantly changed since the last valuation date;
•	Comparing the estimated current value of the collateral to that of updated sales values experienced on similar collateral;
•	Comparing the estimated current value of the collateral to that of updated values seen on current appraisals of similar collateral; and
•	Comparing the estimated current value to that of updated listed sales prices on our real estate owned and that of similar properties (not owned by us).

We owned 158 properties at December 31, 2013, compared to 223 properties as of December 31, 2012 and 323 properties at December 31, 2011.  Habitable real estate owned is managed with the intent of attracting a lessee to generate revenue. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

Allowance for Loan Losses

We establish valuation allowances on loans that are deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral.
We also establish valuation allowances based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower's ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. The appropriateness of the allowance for loan losses is reviewed and approved quarterly by the WaterStone Bank board of directors. The allowance reflects management's best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank board of directors.
Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. In addition, the Federal Deposit Insurance Corporation and the WDFI, as an integral part of their examination process, periodically review WaterStone Bank's allowance for loan losses. Such regulators have the authority to require WaterStone Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their review or examination.
Any loan that is 90 or more days past due is placed on non-accrual and classified as a non-performing asset. A loan is classified as impaired when it is probable that we will be unable to collect all amounts due in accordance with the terms of the loan agreement.  Non-performing assets are then evaluated and accounted for in accordance with generally accepted accounting principles.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Year
	Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Balance at beginning of year	$31,043	$32,430	$29,175	$28,494	$25,167
Provision for loan losses	4,532	8,300	22,077	25,832	26,687
Charge-offs:
Mortgage loans
One- to four-family	8,706	6,472	11,553	16,906	13,602
Multi-family	1,640	1,108	3,996	3,439	3,304
Home equity	630	485	634	619	861
Construction and land	1,480	1,668	1,745	2,319	3,957
Commercial real estate	160	1,182	734	575	910
Consumer	-	4	10	13	9
Commercial	8	59	619	1,470	1,000
Total charge-offs	12,624	10,978	19,291	25,341	23,643
Recoveries:
Mortgage loans
One- to four-family	957	667	311	127	181
Multi-family	258	56	40	55	23
Home equity	35	25	7	3	1
Construction and land	51	250	69	2	77
Commercial real estate	-	-	6	1	-
Consumer	6	-	1	1	1
Commercial	6	293	35	1	-
Total recoveries	1,313	1,291	469	190	283

Net charge-offs	11,311	9,687	18,822	25,151	23,360
Allowance at end of year	$24,264	$31,043	$32,430	$29,175	$28,494

Ratios:
Allowance for loan losses to non-performing loans at end of year	47.61%	41.58%	41.46%	34.66%	37.83%
Allowance for loan losses to net loans outstanding at end of year	2.22%	2.74%	2.67%	2.23%	2.01%
Net charge-offs to average loans outstanding	0.94%	0.76%	1.43%	1.75%	1.54%
Current year provision for loan losses to net charge-offs	40.07%	85.68%	117.29%	102.71%	114.24%
Net charge-offs to beginning of the year allowance	36.44%	29.87%	64.51%	88.27%	92.82%

Allocation of Allowance for Loan Losses.  The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2013			2012			2011
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real Estate:
Residential
One- to four-family	$11,549	37.85%	47.59%	$17,819	40.65%	57.40%	$17,475	40.83%	53.89%
Multi-family	7,211	47.75%	29.72%	7,734	45.37%	24.90%	8,252	45.39%	25.44%
Home equity	1,807	3.24%	7.45%	2,097	3.22%	6.76%	1,998	3.17%	6.16%
Construction and land	1,613	2.92%	6.65%	1,323	2.98%	4.26%	2,922	3.25%	9.01%
Commercial real estate	1,402	6.56%	5.78%	1,259	5.78%	4.06%	941	5.38%	2.90%
Commercial	34	1.67%	0.14%	781	1.99%	2.52%	814	1.97%	2.51%
Consumer	648	0.01%	2.67%	30	0.01%	0.10%	28	0.01%	0.09%
Total allowance for loan losses	$24,264	100.00%	100.00%	$31,043	100.00%	100.00%	$32,430	100.00%	100.00%

	At December 31,
	2010			2009
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential
One- to four-family	$16,150	44.56%	55.36%	$17,875	47.86%	62.73%
Multi-family	6,877	41.53%	23.57%	5,208	37.80%	18.28%
Home equity	1,196	3.53%	4.10%	1,642	4.06%	5.76%
Construction and land	3,252	4.13%	11.14%	2,635	4.36%	9.25%
Commercial real estate	671	3.96%	2.30%	720	3.45%	2.53%
Commercial	1,001	2.28%	3.43%	371	2.43%	1.30%
Consumer	28	0.01%	0.10%	43	0.04%	0.15%
Total allowance for loan losses	$29,175	100.00%	100.00%	$28,494	100.00%	100.00%

All impaired loans meeting the criteria established by management are evaluated either individually, based primarily on the value of the collateral securing each loan and the ability of the borrowers to repay according to the terms of the loans, or based upon an analysis of the present value of the expected future cash flows under the original contract terms as compared to the modified terms in the case of certain troubled debt restructurings.  Specific loss allowances are established as required by this analysis.  At least once each quarter, management evaluates the appropriateness of the balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio.  This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral and economic conditions in our immediate market area.  All loans for which a specific loss review is not required are segregated by loan type and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant including trends in non-performing loan balances, impaired loan balances, classified asset balances and the current economic environment.  The allowance is allocated to each category of loans based on the results of the above analysis.
The above analysis is both quantitative and subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available.  Although we believe that we have established the allowance at levels appropriate to absorb probable and estimable losses, additions may be necessary if future economic conditions differ substantially from the current environment.
At December 31, 2013, the allowance for loan losses was $24.3 million, compared to $31.0 million at December 31, 2012.  As of December 31, 2013, the allowance for loan losses to total loans receivable was 2.22% and equal to 47.61% of non-performing loans, compared to 2.74%, and 41.58%, respectively at December 31, 2012.  The decrease in the allowance for loan losses during the year ended December 31, 2013 reflects a stabilization in both the quality of the loan portfolio as well as the overall local real estate market.  During each period we experienced a stabilization or improvement in a number of key loan-related loan quality metrics, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  In addition, the decrease in the allowance for loan losses reflects a decrease in the overall balance of loans outstanding.

Net charge-offs totaled $11.3 million, or an annualized 0.93% of average loans for the year ended December 31, 2013, compared to $9.7 million, or an annualized 0.76% of average loans for the year ended December 31, 2012.  The $1.6 million increase in net charge-offs was primarily the result of an increase in charge-offs related to loans secured by one- to four-family residential loans, which increased $1.9 million, or 33.5%, to $7.7 million for year ended December 31, 2013, as compared to $5.8 million for the year ended December 31, 2012.  The increase in net charge-offs reflects $1.4 million in charge-offs related to one borrower with six loans.  The $1.4 million had been included in specific reserves as of December 31, 2012.

Our underwriting policies and procedures emphasize that credit decisions must rely on both the credit quality of the borrower and the estimated value of the underlying collateral.  Credit quality is assured only when the estimated value of the collateral is objectively determined and is not subject to significant fluctuation.  The quantified deterioration of the credit quality of our loan portfolio as described above is the direct result of borrowers who were not financially strong enough to make regular interest and principal payments or maintain their properties when the economic environment no longer allowed them the option of converting estimated real estate value increases into short-term cash flow.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate residential mortgage loans for sale in the secondary market through Waterstone Mortgage Corporation.  We originated $1.75 billion in mortgage loans held for sale during the year ended December 31, 2013, which was consistent with the $1.75 billion originated during the year ended December 31, 2012.  Proceeds from sales to third parties during the years ended December 31, 2013 and 2012 totaled $1.86 billion and $1.79 billion, respectively.  Margins earned on loans sold declined during the year ended December 31, 2013 such that total mortgage banking segment revenues declined $3.1 million, or 3.5%, to $84.9 million during the year ended December 31, 2013 compared to $87.9 million during the year ended December 31, 2012.  We sell loans on both a servicing-released and a servicing retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  During the year ended December 31, 2013, the growth in loan origination volume resulted in a shift towards higher yielding governmental loans and loans originated for the purchase of a residential property, however, margins decreased for all loan types and loan purpose, compared to the year ended December 31, 2012.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 67.9% of total originations during the year ended December 31, 2013, compared to 55.4% of total originations during the year ended December 31, 2012.  The mix of loan type has changed slightly with conventional loans and governmental loans comprising 62.7% and 37.3% of all loan originations, respectively, during the year ended December 31, 2013, compared 67.3% and 32.7% of all loan originations, respectively, during the year ended December 31, 2012.

Partially offsetting the decline in revenues related to the origination and sale of loans during the year ended December 31, 2013, the Company sold mortgage servicing rights related to $541.6 million in loans receivable with a book value $2.8 million at a gain of $2.6 million.  The sales were timed to take advantage of preferable market pricing conditions.  There were no comparable transactions during the year ended December 31, 2012.

Operating expenses related to our mortgage banking segment increased $7.1 million, or 10.3% to $76.2 million during the year ended December 31, 2013, compared to $69.1 million during the year ended December 31, 2012.  The increase in operating expenses resulted from the expansion of our branch network as well as an increase in support staffing levels during the end of 2012 and beginning half of 2013 in anticipation of increased volumes.  During the quarter ended December 31, 2013, the Company reduced support staffing levels in response to lower than anticipated origination volumes.  The anticipated increase in origination volumes did not materialize during the last six months of the year due in large part to the significant increase in interest rates on in fixed-rate mortgages during the year which led to lower demand for refinance mortgage products.  Compensation expense associated with our mortgage banking activities increased by $4.7 million, or 9.3%, to $55.5 million during the year ended December 31, 2013 compared to $50.7 million for the year ended December 31, 2012.  Occupancy expense increased $1.3 million, or 34.7%, to $5.2 million during the year ended December 31, 2013 compared to $3.9 million during the year ended December 31, 2012.  The increases resulted from an expansion of the branch network as well as the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility.

Investment Activities

Wauwatosa Investments, Inc. is WaterStone Bank's investment subsidiary headquartered in the State of Nevada.  Wauwatosa Investments, Inc. manages WaterStone Bank's investment portfolio.  Our Treasurer and Treasury Officer are responsible for implementing our investment policy and monitoring the investment activities of Wauwatosa Investments, Inc.  The investment policy is reviewed annually by management and changes to the policy are recommended to and subject to the approval of our board of directors.  Authority to make investments under the approved investment policy guidelines is delegated by the board to designated employees.  While general investment strategies are developed and authorized by management, the execution of specific actions rests with the Treasurer and Treasury Officer who may act jointly or severally.  In addition, the President of Wauwatosa Investments, Inc. has execution authority for securities transactions.  The Treasurer and Treasury Officer are responsible for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment.  The Treasurer, the Treasury Officer and the President of Wauwatosa Investments, Inc. are authorized to execute investment transactions (purchases and sales) without the prior approval of the board and within the scope of the established Investment Policy.
Our investment policy requires that all securities transactions be conducted in a safe and sound manner.  Investment decisions are based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.
Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the year ended December 31, 2013, municipal securities with a total book value of $930,000 were sold at a loss of $9,000.  During the year ended December 31, 2012, collateralized mortgage obligations with a total book value of $18.0 million were sold at a gain of $282,000 and municipal securities with a total book value of $11.6 million were sold at a gain of $240,000.  During the year ended December 31, 2011, collateralized mortgage obligations with a total book value of $3.2 million were sold at a gain of $53,000.
Available for Sale Portfolio
Government Sponsored Enterprise Bonds.  At December 31, 2013, our Government sponsored enterprise bond portfolio totaled $17.9 million, all of which were issued by Federal National Mortgage Associated (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal Home Loan Bank (FHLB) and were classified as available for sale.  The weighted average yield on these securities was 1.08% and the weighted average remaining average life was 4.0 years at December 31, 2013.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored enterprise bond portfolio at December 31, 2013 was $237,000 less than the amortized cost of $18.2 million.  A total of $988,000 of government enterprise bonds are pledged as collateral for borrowings at December 31, 2013.

Mortgage-backed Securities and Collateralized Mortgage Obligations.  We purchase mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae and collateralized mortgage obligations issued by investment banks.  We invest in mortgage-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk.  We regularly monitor the credit quality of this portfolio.
Mortgage-backed securities and collateralized mortgage obligations are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages.  These securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage related securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as WaterStone Bank, and in the case of government agency sponsored issues, guarantee the payment of principal and interest to investors.  Mortgage-backed securities and collateralized mortgage obligations generally yield less than the loans that underlie such securities because of the cost of payment guarantees, if any, and credit enhancements.  These fixed-rate securities are usually more liquid than individual mortgage loans.
At December 31, 2013, mortgage-backed securities totaled $104.9 million.  The mortgage-backed securities portfolio had a weighted average yield of 2.17% and a weighted average remaining life of 3.9 years at December 31, 2013.  The estimated fair value of our mortgage-backed securities portfolio at December 31, 2013 was $461,000 more than the amortized cost of $104.5 million.  Mortgage-backed securities valued at $80.4 million are pledged as collateral for borrowings at December 31, 2013. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest.  The relatively short weighted average remaining life of our mortgage-backed security portfolio mitigates our potential risk of loss in a rising interest rate environment.
At December 31, 2013, collateralized mortgage obligations totaled $19.2 million.  At December 31, 2013, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.
The collateralized mortgage obligations portfolio had a weighted average yield of 2.45% and a weighted average remaining life of 2.4 years at December 31, 2013.  The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2013 was $295,000 more than the amortized cost of $18.9 million.  Collateralized mortgage obligations valued at $19.2 million are pledged as collateral for borrowings at December 31, 2013. Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest.  The relatively short weighted average remaining life of our collateralized mortgage obligation portfolio mitigates our potential risk of loss in a rising interest rate environment.

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our Investment Policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  At December 31, 2013, our municipal obligations portfolio totaled $58.8 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 3.97% at December 31, 2013, with a weighted average remaining life of 8.9 years.  The estimated market value of our municipal obligations bond portfolio at December 31, 2013 was $2.2 million less than the amortized cost of $61.0 million.  During the year ended December 31, 2012, the Company identified two municipal securities that were deemed to be other-than-temporarily impaired.  Both securities were issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities.  No additional other-than-temporary impairment was deemed necessary during the year ended December 31, 2013.  As of December 31, 2013, these securities had a combined amortized cost of $215,000 and a combined estimated fair value of $189,000.
              Other Debt Securities.  As of December 31, 2013, we held a trust preferred security with a fair value of $5.2 million and amortized cost of $5.0 million.  This security, which yields 10.0% is callable beginning in the second quarter of 2013 with final maturity in 2068.
Certificates of Deposit.  At December 31, 2013, we held certificates of deposit with a fair value and amortized cost of $7.4 million.  The weighted average yield on these securities was 1.05% and the weighted average remaining average life was 1.9 years at December 31, 2013.  While these certificates generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.
Investment Securities Portfolio.
The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Securities available for sale:

Mortgage-backed securities	$104,462	104,923	$116,813	119,056	$33,561	35,417
Collateralized mortgage obligations
Government sponsored enterprise issued	18,946	19,241	29,207	29,579	32,650	33,196
Private label issued	-	-	-	-	19,475	18,451
Government sponsored enterprise bonds	18,171	17,934	8,000	8,017	71,210	71,349
Municipal obligations	61,014	58,793	35,493	37,371	37,644	39,068
Other debt securities	5,000	5,160	5,000	5,070	5,000	5,118
Certificates of deposit	7,350	7,367	5,880	5,924	3,920	3,920
Total securities available for sale	$214,943	213,418	$200,393	205,017	$203,460	206,519

The following table sets forth the amortized cost and estimated fair value of securities, by issuer, as of December 31, 2013, that exceeded 10% of our stockholders' equity as of that date.

	At December 31, 2013
	Amortized Cost	Fair Value
	(In Thousands)

Fannie Mae	$99,227	$99,480
Freddie Mac	35,655	36,033

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2013 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)

Securities available for sale:
Mortgage-backed securities	-	-	$101,490	2.13%	-	-	$3,433	3.17%	$104,923	2.17%
Collateralized mortgage obligations
Government sponsored enterprise issued	$361	5.31%	18,880	2.39%	-	-	-	-	19,241	2.45%
Government sponsored enterprise bonds	-	-	17,934	1.08%	-	-	-	-	17,934	1.08%
Municipal obligations	666	3.52%	10,983	4.72%	$21,135	2.85%	26,009	4.60%	58,793	3.97%
Other debt securities	-	-	-	-	-	-	5,160	10.00%	5,160	10.00%
Certificates of deposit	1,966	0.93%	5,401	1.09%	-	-	-	-	7,367	1.05%
Total securities available for sale	$2,993	2.02%	$154,688	2.18%	$21,135	2.85%	$34,602	5.20%	$213,418	2.76%

Sources of Funds
General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also rely on advances from the Federal Home Loan Bank of Chicago and borrowings from other commercial banks in the form of repurchase agreements collateralized by investment securities.  In addition to deposits and borrowings, we derive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, economic conditions and competition from other financial institutions.
Deposits.  A majority of our depositors are persons who work or reside in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities.  We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  As of December 31, 2013, regular savings accounts included $388.7 million in deposits from our second-step offering and comprised 31.2% of total customer deposits at December 31, 2013, with a weighted average cost of 0.01%.  Excluding the deposits received in connection with the stock offering, certificates of deposit comprised 74.5% of total customer deposits at December 31, 2013, and had a weighted average cost of 0.69% on that date.  Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base.  Development of our branch network and expansion of our commercial products and services and aggressively seeking lower cost savings, checking and money market accounts are expected to result in decreased reliance on higher cost certificates of deposit.
Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals.  To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and competitive interest rates.  We also provide remote deposit capture, internet banking and mobile banking.
The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2013 and December 31, 2012, $637.8 million and $736.9 million of our deposit accounts were certificates of deposit, of which $505.8 million and $454.6 million, respectively, had maturities of one year or less.  The percentage of our deposit accounts that are certificates of deposit is greater than most of our competitors.

Deposits increased by $305.2 million, or 32.5%, from December 31, 2012 to December 31, 2013.  The increase in deposits was the result of a $395.3 million increase in money market and savings accounts (including $388.7 million of deposits from the second-step offering) and a $9.1 million, or 10.9%, increase in demand deposits, partially offset by a $99.2 million, or 13.5%, decrease in time deposits.  As of December 31, 2013, the Company had no deposits obtained from brokers.  Deposits obtained from brokers totaled $100,000 at December 31, 2012.  Brokered deposits have historically been utilized when the relative cost compares favorably to the cost of retail deposits we generate directly.  Brokered deposits have also been historically utilized in order to obtain significant additional deposit funding over a period of weeks rather than months.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.
	At December 31,
	2013			2012			2011
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$45,850	3.68%	0.00%	$39,767	4.23%	0.00%	$28,812	2.74%	0.00%
NOW accounts	47,425	3.81%	0.03%	44,373	4.72%	0.03%	39,645	3.77%	0.08%
Regular savings	451,476	36.27%	0.01%	54,837	5.84%	0.10%	45,511	4.33%	0.20%
Money market and savings deposits	62,240	5.00%	0.11%	63,616	6.77%	0.15%	58,591	5.57%	0.41%
Total transaction accounts	606,991	48.76%	0.02%	202,593	21.56%	0.08%	172,559	16.41%	0.21%

Certificates of deposit	637,750	51.24%	0.69%	736,920	78.44%	0.83%	878,733	83.59%	1.53%
Total deposits	$1,244,741	100.00%	0.36%	$939,513	100.00%	0.67%	$1,051,292	100.00%	1.31%

	At December 31,
	2010			2009
			Weighted			Weighted
			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$30,030	2.62%	0.00%	$24,255	2.08%	0.00%
NOW accounts	37,705	3.29%	0.08%	37,165	3.19%	0.08%
Regular savings	44,540	3.89%	0.22%	45,219	3.88%	0.48%
Money market and savings deposits	58,863	5.14%	0.48%	46,809	4.02%	0.46%
Total transaction accounts	171,138	14.94%	0.24%	153,448	13.17%	0.30%

Certificates of deposit	974,391	85.06%	1.74%	1,011,442	86.83%	2.52%
Total deposits	$1,145,529	100.00%	1.51%	$1,164,890	100.00%	2.22%

              As of December 31, 2013, regular savings accounts included $388.7 million in deposits from our second-step offering.  These deposits had a stated rate of 0.01%.  Exclusive of these deposits the weighted average rate of the remaining regular savings accounts, total transaction accounts and total deposits was 0.04%, 0.05% and 0.53%, respectively.
At December 31, 2013, the aggregate balance of certificates of deposit of $100,000 or more was approximately $165.9 million.  The following table sets forth the maturity of those certificates at December 31, 2013.

(In Thousands)
Due in:
Three months or less	$25,938
Over three months through six months	55,430
Over six months through 12 months	53,151
Over 12 months	31,417
Total	$165,936

Borrowings.  Our borrowings at December 31, 2013 consist of $350.0 million in advances from the Federal Home Loan Bank of Chicago, $84.0 million in repurchase agreements collateralized by investment securities and $21.2 million in short-term repurchase agreements used to finance loans held for sale.  The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2013	2012	2011
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of year	$455,197	$479,888	$461,138
Weighted average interest rate at the end of year	3.86%	3.82%	3.93%
Maximum amount of borrowings outstanding at any
month end during the year	490,124	491,053	465,290
Average balance outstanding during the year	479,952	475,114	446,401
Weighted average interest rate during the year	3.84%	3.87%	3.93%

Legal Proceedings

The Company and its subsidiaries are not involved in any legal proceedings where the outcome, if adverse to us, would have a material and adverse affect on our financial condition or results of operations.

Subsidiary Activities

Waterstone Financial currently has one wholly-owned subsidiary, WaterStone Bank, which in turn has three wholly-owned subsidiaries.  Wauwatosa Investments, Inc., which holds and manages our investment portfolio, is located and incorporated in Nevada.  Waterstone Mortgage Corporation is a mortgage banking business incorporated in Wisconsin. Main Street Real Estate Holdings, LLC is an inactive Wisconsin limited liability corporation and previously owned WaterStone Bank office facilities and held WaterStone Bank office facility leases.

Wauwatosa Investments, Inc.  Established in 1998, Wauwatosa Investments, Inc. operates in Nevada as WaterStone Bank's investment subsidiary.  This wholly-owned subsidiary owns and manages the majority of the consolidated investment portfolio.  It has its own board of directors currently comprised of its President, the WaterStone Bank Chief Financial Officer, Treasury Officer and the Chairman of Waterstone-Federal's board of directors.

Waterstone Mortgage Corporation.  Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage banking business with offices in Wisconsin, Pennsylvania, Minnesota, Florida, Ohio, Arizona, Idaho, Indiana, Iowa, Illinois, Colorado and Maryland.  Waterstone Mortgage Corporation was the largest mortgage broker in the Milwaukee area based on 2013 dollar volume of retail first and second mortgages originated.  It has its own board of directors currently comprised of its President, its Chief Financial Officer, the WaterStone Bank Chief Executive Officer, Chief Financial Officer and Senior Vice President and General Counsel.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold WaterStone Bank office and retail facilities, both owned and leased.  Main Street Real Estate Holdings, LLC currently conducts real estate broker activities limited to real estate owned, bank-owned branch office facilities and real estate securing loans.

Personnel
As of December 31, 2013, we had approximately 849 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good working relations with our employees.

Supervision and Regulation

General

WaterStone Bank is a stock savings bank organized under the laws of the State of Wisconsin. The lending, investment, and other business operations of WaterStone Bank are governed by Wisconsin law and regulations, as well as applicable federal law and regulations, and WaterStone Bank is prohibited from engaging in any operations not authorized by such laws and regulations. WaterStone Bank is subject to extensive regulation, supervision and examination by the WDFI and by the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance fund and depositors, and not for the protection of security holders.  WaterStone Bank also is regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters.  WaterStone Bank also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees.  Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors.  These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution.  A less than satisfactory rating may also prevent a financial institution, such as WaterStone Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations.  Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, New Waterstone is required to comply with the rules and regulations of the Federal Reserve Board.  It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board.  New Waterstone is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the WDFI, the Federal Deposit Insurance Corporation, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of New Waterstone, WaterStone Bank and WaterStone Mortgage Corporation.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to WaterStone Bank, Waterstone Mortgage Corporation and New Waterstone.  The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on WaterStone Bank, Waterstone Mortgage Corporation and New Waterstone.

Intrastate and Interstate Merger and Branching Activities
Wisconsin Law and Regulation. Any Wisconsin savings bank meeting certain requirements may, upon approval of the WDFI, establish one or more branch offices in the state of Wisconsin or the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, and Ohio. In addition, upon WDFI approval, a Wisconsin savings bank may establish a branch office in any other state as the result of a merger or consolidation.
Federal Law and Regulation.  The Interstate Banking Act permits the federal banking agencies to, under certain circumstances, approve acquisition transactions between banks located in different states, regardless of whether an acquisition would be prohibited under state law. The Interstate Banking Act, as amended, authorizes de novo branching into another state at locations at which banks chartered by the host state could establish a branch. Additionally, the IBA authorizes branching by merger, subject to certain state law limitations.
Loans and Investments
Wisconsin Law and Regulations.  Under Wisconsin law and regulation, WaterStone Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Wisconsin savings banks also may lend funds on a secured or unsecured basis for business, commercial or agricultural purposes, provided the total of all such loans does not exceed 20% of the savings bank's total assets, unless the WDFI authorizes a greater amount. Loans are subject to certain other limitations, including percentage restrictions based on total assets.

Wisconsin savings banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Subject to prior approval of the WDFI, compliance with capital requirements and certain other restrictions, Wisconsin savings banks may invest in residential housing development projects. Wisconsin savings banks may also invest in service corporations or subsidiaries with the prior approval of the WDFI, subject to certain restrictions.  Similarly, the line of credit that WaterStone Bank provides to Waterstone Mortgage Corporation is subject to the approval of the WDFI.

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of the savings bank's capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 15% of capital and additional 10% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank's capital, subject to certain conditions. At December 31, 2013, WaterStone Bank did not have any loans which exceeded the "loans-to-one borrower" limitations.

In addition, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2013, WaterStone Bank maintained 98.0% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

Federal Law and Regulation.  Federal Deposit Insurance Corporation regulations also govern the equity investments of WaterStone Bank and, notwithstanding Wisconsin law and regulations, Federal Deposit Insurance Corporation regulations prohibit WaterStone Bank from making certain equity investments and generally limit WaterStone Bank's equity investments to those that are permissible for national banks and their subsidiaries. Under Federal Deposit Insurance Corporation regulations, WaterStone Bank must obtain prior Federal Deposit Insurance Corporation approval before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks that meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including certain real estate and securities activities conducted through subsidiaries. The Federal Deposit Insurance Corporation will not approve an activity that it determines presents a significant risk to the Federal Deposit Insurance Corporation insurance fund. The current activities of WaterStone Bank and its subsidiaries are permissible under applicable federal regulations.

Loans to, and other transactions with, affiliates of WaterStone Bank, such as Waterstone Financial, are restricted by the Federal Reserve Act and regulations issued by the Federal Reserve Board thereunder. See "—Transactions with Affiliates and Insiders" below.

Lending Standards
Wisconsin Law and Regulation.  Wisconsin law and regulations issued by the WDFI impose on Wisconsin savings banks certain fairness in lending requirements and prohibit savings banks from discriminating against a loan applicant based upon the applicant's physical condition, developmental disability, sex, marital status, race, color, creed, national origin, religion or ancestry.

Federal Law and Regulation.  The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions, such as WaterStone Bank, must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and loan documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

•	for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;
•	for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%;
•	for loans for the construction of commercial, over four-family or other non-residential property, the supervisory limit is 80%;
•	for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and
•
for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), the limit is 85%.

Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.
Deposits
Wisconsin Law and Regulation.  Under Wisconsin law, WaterStone Bank is permitted to establish deposit accounts and accept deposits.  WaterStone Bank's board of directors, or its designee, determines the rate and amount of interest to be paid on or credited to deposit accounts subject to Federal Deposit Insurance Corporation limitations.
Deposit Insurance
Wisconsin Law and Regulation.  Under Wisconsin law, WaterStone Bank is required to obtain and maintain insurance on its deposits from a deposit insurance corporation.  The deposits of WaterStone Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation.
Federal Law and Regulation.  WaterStone Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $250,000.
The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions. An institution's assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates.  Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution's total assets less tangible capital.  The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.  The Federal Deposit Insurance Corporation's current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution's aggregate deposits.

On November 12, 2009, the Federal Deposit Insurance Corporation issued a rule requiring all depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the rule, this prepayment was due on December 31, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution's total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution's base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. WaterStone Bank received a waiver from the Federal Deposit Insurance Corporation relative to the 2010, 2011 and 2012 prepayment.

The Federal Deposit Insurance Corporation has the authority to increase insurance assessments.  A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of WaterStone Bank.  We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2013, the annualized FICO assessment was equal to 0.64 basis points of total assets less tangible capital.

Capitalization
Wisconsin Law and Regulation.  Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank's capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends.  At December 31, 2013 and 2012, WaterStone Bank's capital to assets ratio, as calculated under Wisconsin law, was 10.65% and 11.15%, respectively.
Federal Law and Regulation.  Under Federal Deposit Insurance Corporation regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as WaterStone Bank, are required to comply with minimum capital requirements.  For an institution the Federal Deposit Insurance Corporation determines is not anticipating or experiencing significant growth and is, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum Tier 1 leverage capital to total assets ratio is 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 leverage capital is the sum of common shareholders' equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The Federal Deposit Insurance Corporation regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories generally ranging from 0% to 200%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one- to four-family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.

State non-member banks, such as WaterStone Bank, must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital, which includes allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital.  Savings banks that engage in specified levels of trading activities are subject to adjustments in their risk-based capital calculation to ensure the maintenance of sufficient capital to support market risk.

The Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is, or is likely to become, inadequate in light of the particular circumstances.

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and all top-tier savings and loan holding companies.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule becomes effective for WaterStone Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Safety and Soundness Standards
Each federal banking agency, including the Federal Deposit Insurance Corporation, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leveraged capital ratio of 4.0% or more (3.0% under certain circumstance) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%  and a Tier 1 risk-based capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an institution classified as less than well capitalized to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

The Federal Deposit Insurance Corporation may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as "undercapitalized" may be subject to growth limitations and may be required to submit a capital restoration plan, and a holding company that controls such a savings bank may be required to guarantee that the savings bank complies with the restoration plan. A "significantly undercapitalized" savings bank may be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

The recently adopted final rule that will increase regulatory capital requirements will adjust the prompt corrective action categories accordingly.

At December 31, 2013, WaterStone Bank was considered well-capitalized with a Tier 1 leverage ratio of 12.48%, a Tier 1 risk-based ratio of 20.41% and a total risk based capital ratio of 21.67%.

Regulatory Developments

On November 25, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, WaterStone Bank agreed to the issuance of a Consent Order jointly issued by the Federal Deposit Insurance Corporation and the WDFI, WaterStone Bank's primary banking regulators. At the same time, pursuant to a Stipulation and Consent to Issuance of Order to Cease and Desist, Waterstone-Federal agreed to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision, Waterstone-Federal's holding company regulator at the time. Collectively, the Stipulation and Consent to the Issuance of a Consent Order which became effective on December 18, 2009 and the Stipulation and Consent to Issuance of Order to Cease and Desist which became effective on December 1, 2009, are referred to as the "Orders".

The Order issued by the Federal Deposit Insurance Corporation and the WDFI prohibited the payment of cash dividends to Waterstone-Federal without prior regulatory consent, and required, among other things, that WaterStone Bank (i) maintain minimum Tier 1 capital of 8.5% of total average assets and minimum total risk-based capital of 12.0% of risk-weighted assets; (ii) perform a study with respect to the management of WaterStone Bank; and (iii) manage its bad loans and real estate acquired in foreclosure.

The Order issued by the Office of Thrift Supervision required, among other things, that Waterstone-Federal adopt a two year capital plan that included plans for WaterStone Bank to maintain minimum Tier 1 capital of 8.5% of total average assets and minimum total risk-based capital of 12.0% of risk-weighted assets.  The Order also prohibited the payment of cash dividends or repurchases of common stock, and restricted the ability of Waterstone-Federal to incur debt, in each case without prior regulatory non-objection.

Effective December 11, 2012, the WDFI and the Federal Deposit Insurance Corporation terminated the Order issued to WaterStone Bank.  The terminated Order was replaced with a memorandum of understanding that required, among other things, maintenance of a minimum Tier 1 capital ratio of 8.0% and a minimum total risk based capital ratio of 12.0%, and also prohibited dividend payments without prior regulatory non-objection.  The memorandum of understanding also required WDFI and Federal Deposit Insurance Corporation non-objection prior to WaterStone Bank materially changing or deviating from its strategic plan, such as material changes to funding strategies or asset mix.  Effective November 4, 2013, the WDFI and the Federal Deposit Insurance Corporation terminated the memorandum of understanding.

Effective July 9, 2013, the Federal Reserve Board terminated the Order issued to Waterstone-Federal and requested that the board of directors adopt resolutions related to the operations of Waterstone-Federal.  The board resolutions adopted by Waterstone-Federal require written approval from the Federal Reserve Board prior to the declaration or payment of dividends, any increase in debt or the redemption of holding company stock.

Failure to comply with the board resolutions could result in additional enforcement actions by the Federal Reserve Board.  We have incurred significant expense in complying with the Orders, and continued compliance with the board resolutions may restrict our operations or result in continued expense, either of which could have adverse effects on our operations and financial condition.

Dividends
Under Wisconsin law and applicable regulations, a Wisconsin savings bank that meets its regulatory capital requirements may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year, in the case of annual dividends, has been transferred to paid-in surplus. In addition, prior WDFI approval is required before dividends exceeding 50% of net profits for any calendar year may be declared and before a stock dividend may be declared out of retained earnings. Under WDFI regulations, a Wisconsin savings bank which has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the payment causes the regulatory capital of the savings bank to fall below the amount required for its liquidation account.

The Federal Deposit Insurance Corporation has the authority to prohibit WaterStone Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of WaterStone Bank. Institutions may not pay dividends if they would be "undercapitalized" following payment of the dividend within the meaning of the prompt corrective action regulations. In addition, since WaterStone Bank is a subsidiary of a savings and loan holding company, WaterStone Bank must file a notice with the Federal Reserve Board at least 30 days before the board declares a dividend or approves a capital distribution.

Liquidity and Reserves
Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank's average daily balance of net withdrawable accounts plus short-term borrowings (the "Required Liquidity Ratio"). At December 31, 2013, WaterStone Bank's Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of "primary liquid assets," which are defined to include securities issued by the United States Government and United States Government agencies. At December 31, 2013, WaterStone Bank was in compliance with this requirement.
Federal Law and Regulation.   Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2013, a depository institution is required to maintain average daily reserves equal to 3% on the first $79.5 million of transaction accounts and an initial reserve of $1.4 million, plus 10% of that portion of total transaction accounts in excess of $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve Board. Savings institutions have authority to borrow from the Federal Reserve's "discount window," but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. As of December 31, 2013, WaterStone Bank met its Regulation D reserve requirements.
Transactions with Affiliates and Insiders
Wisconsin Law and Regulation.  Under Wisconsin law, a savings bank may not make a loan to a person owning 10% or more of its stock, an affiliated person, agent, or attorney of the savings bank, either individually or as an agent or partner of another, except as approved by the WDFI and regulations of the Federal Deposit Insurance Corporation. In addition, unless the prior approval of the WDFI is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a shareholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% shareholder has a direct or indirect interest.
Federal Law and Regulation.  Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured savings bank, such as WaterStone Bank, and any of its affiliates, including New Waterstone. The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B.

An affiliate of a savings bank is any company or entity that controls, is controlled by or is under common control with the savings bank. A subsidiary of a savings bank that is not also a depository institution or a "financial subsidiary" under federal law is not treated as an affiliate of the savings bank for the purposes of Sections 23A and 23B; however, the Federal Deposit Insurance Corporation has the discretion to treat subsidiaries of a savings bank as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans and other extensions of credit by a savings bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral. In addition, any covered transaction by a savings bank with an affiliate and any purchase of assets or services by a savings bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the savings bank as those that would be provided to a non-affiliate.

A savings bank's loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to WaterStone Bank's loans. All loans by a savings bank to its insiders and insiders' related interests in the aggregate may not exceed the savings bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the greater of $25,000 or 2.5% of the savings bank's unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectibility.
An exception to this requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank.  Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences.  Effective April 1, 2006, this program was discontinued for new loan originations.  Under the terms of the discontinued program, the employee interest rate is based on the Bank's cost of funds on December 31st of the immediately preceding year and is adjusted annually.  At December 31, 2013, the rate of interest on an employee rate mortgage loan was 1.68%, compared to the weighted average rate of 4.51% on all single family mortgage loans.  This rate decreased to 1.65% effective March 1, 2014.  Employee rate mortgage loans totaled $3.0 million, or 0.3%, of our residential mortgage loan portfolio on December 31, 2013.

Transactions between Bank Customers and Affiliates
Under Wisconsin and federal laws and regulations, Wisconsin savings banks, such as WaterStone Bank, are subject to the prohibitions on certain tying arrangements. A savings bank is prohibited, subject to certain exceptions, from extending credit to or offering any other service to a customer, or fixing or varying the consideration for such extension of credit or service, on the condition that such customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

Examinations and Assessments
WaterStone Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC.   Federal regulations require annual on-site examinations for all depository institutions except certain well-capitalized and highly rated institutions with assets of less than $500 million which are examined every 18 months.  WaterStone Bank is required to pay examination fees and annual assessments to fund its supervision.
Customer Privacy
Under Wisconsin and federal law and regulations, savings banks, such as WaterStone Bank, are required to develop and maintain privacy policies relating to information on its customers, restrict access to and establish procedures to protect customer data.  Applicable privacy regulations further restrict the sharing of non-public customer data with non-affiliated parties if the customer requests.
Community Reinvestment Act

Under the Community Reinvestment Act, WaterStone Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Federal Deposit Insurance Corporation, in connection with its examination of WaterStone Bank, to assess WaterStone Bank's record of meeting the credit needs of its community and to take that record into account in the Federal Deposit Insurance Corporation's evaluation of certain applications by WaterStone Bank. For example, the regulations specify that a bank's Community Reinvestment Act performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, WaterStone Bank was rated "satisfactory" with respect to its Community Reinvestment Act compliance.

Federal Home Loan Bank System

The Federal Home Loan Bank System, consisting of 12 Federal Home Loan Banks, is under the jurisdiction of the Federal Housing Finance Board. The designated duties of the Federal Housing Finance Board are to supervise the Federal Home Loan Banks; ensure that the Federal Home Loan Banks carry out their housing finance mission; ensure that the Federal Home Loan Banks remain adequately capitalized and able to raise funds in the capital markets; and ensure that the Federal Home Loan Banks operate in a safe and sound manner.

WaterStone Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $17.5 million at December 31, 2013.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At December 31, 2013, WaterStone Bank had $350.0 million in advances from the Federal Home Loan Bank of Chicago.
USA PATRIOT  Act
The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") has resulted in significant changes to the regulation of insured depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated as of July 21, 2011. Responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Lamplighter Financial, MHC and Waterstone-Federal, was transferred to the Federal Reserve Board, which also supervises bank holding companies.

Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. Institutions of less than $10 billion in assets, however, such as WaterStone Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their primary bank regulators rather than the Consumer Financial Protection Bureau.

In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, required originators of securitized loans to retain a percentage of the risk for the transferred loans, provided for regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, it is likely that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for WaterStone Bank and New Waterstone.

Volcker Rule
Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued Final Rules to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule").  The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and Bank. The Final Rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. The Company has evaluated the implications of the Final Rules on its investments and does not expect any material financial implications.
Under the Final Rules, banking entities would have been prohibited from owning certain Collateralized Debt Obligations (CDOs) backed by Trust Preferred Securities (TruPS) as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the U.S. financial regulators issued an interim rule ("Interim Rule"), effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. The Company currently does not have any impermissible holdings of TruPS CDOs under the Interim Rule, and therefore, will not be required to divest of any such investments or change the accounting treatment. However, regulators are soliciting comments to the Interim Rule, and this exemption could change prior to its effective date.

Regulation of Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on its business.  These laws, regulations and judicial and administrative decisions to which Waterstone Mortgage Corporation is subject include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers; and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies.  Waterstone Mortgage Corporation may also be required to comply with any additional requirements that its customers may be subject to by their regulatory authorities.

Holding Company Regulation
New Waterstone is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board.  The Federal Reserve Board has enforcement authority over New Waterstone and its non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to WaterStone Bank.  In addition, any company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank is subject to regulation as a savings bank holding company by the WDFI.  New Waterstone is subject to regulation as a savings bank holding company under Wisconsin law. However, the WDFI has not issued specific regulations governing savings bank holding companies.

As a savings and loan holding company, New Waterstone's activities are limited to those activities permissible by law for financial holding companies (if New Waterstone makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity.  Such activities include lending and other activities permitted for bank holding companies, insurance and underwriting equity securities.  Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the Federal Deposit Insurance Corporation.   In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.  A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries.  The components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which excludes instruments such as trust preferred securities and cumulative preferred stock.  Instruments issued before May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less.  The final capital rule discussed above implements the consolidated capital requirements for savings and loan holding companies effective January 1, 2015.

The Dodd-Frank Act extended the "source of strength" doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the "source of strength" policy that requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of New Waterstone to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Securities Laws Regulation
Securities Exchange Act.  New Waterstone common stock is registered with the Securities and Exchange Commission after the conversion and stock offering.  New Waterstone is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in New Waterstone's public offering does not cover the resale of those shares.  Shares of common stock purchased by persons who are not affiliates of New Waterstone may be resold without registration.  Shares purchased by an affiliate of New Waterstone will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If New Waterstone meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of New Waterstone that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of New Waterstone, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, New Waterstone may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as New Waterstone unless the Federal Reserve Board has been given 60 days' prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution's directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution.  Acquisition of more than 10% of any class of a savings and loan holding company's voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with New Waterstone, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board.  Any company that acquires such control becomes a "savings and loan holding company" subject to registration, examination and regulation by the Federal Reserve Board.

Federal and State Taxation

Federal Taxation

General.  Waterstone Financial and subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Waterstone Financial and subsidiaries constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Waterstone Financial or WaterStone Bank.  All tax years prior to 2010 are closed to federal tax examination.  During the quarter ended June 30, 2012, following receipt of notice from the Internal Revenue Service, we made a protective payment of $982,000 to cover all tax adjustments and estimated interest and penalties resulting from an audit of our federal tax returns for calendar years 2005 through 2009.
Method of Accounting.  For federal income tax purposes, Waterstone Financial currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.
Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return.  Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).  At December 31, 2013, WaterStone Bank had no reserves subject to recapture in excess of its base year.
New Waterstone is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests or made certain distributions.  Tax law changes in 1996 eliminated thrift-related recapture rules.  However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a "bank" for tax purposes.  At December 31, 2013, our total federal pre-base year bad debt reserve was approximately $16.7 million.
Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Due to a federal net operating loss carry back generated in 2008, Waterstone-Federal became subject to alternative minimum tax for 2006 and 2007.  At December 31, 2013, the Company had no such amounts available as credits for carryover.
Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  A 2009 federal tax law change allows for a one-time carry back of either 2008 or 2009 taxable losses for up to five years.  Waterstone-Federal had a federal net operating loss carryforward of $3.0 million at December 31, 2011, which was fully utilized during the year ended December 31, 2012.
Corporate Dividends-Received Deduction.  New Waterstone may exclude from its federal taxable income 100% of dividends received from WaterStone Bank as a wholly-owned subsidiary by filing consolidated tax returns.  The corporate dividends-received deduction is 80% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation.  The dividends-received deduction is 70% when the corporation receiving the dividend owns less than 20% of the distributing corporation.

State Taxation
Wisconsin State Taxation.  The Company is subject to the Wisconsin corporate franchise (income) tax.  Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable incomes of the members of our consolidated income tax group.  Prior to January 1, 2009, the income of the Nevada subsidiary was only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax.  In February 2009, the Wisconsin legislature passed legislation that requires combined state tax reporting effective January 1, 2009.  This legislation results in the apportioned income of the Nevada subsidiary being subject to the Wisconsin corporate franchise tax of 7.9%.
Our state tax returns for the years ended 2010 through 2013 remain open for audit.

As a Maryland business corporation, New Waterstone is required to file an annual report and pay franchise taxes to the state of Maryland.

Item 1A.   Risk Factors

We operate in a highly regulated environment and we are subject to supervision, examination and enforcement action by various bank regulatory agencies.

We are subject to extensive supervision, regulation, and examination by the WDFI, the Federal Deposit Insurance Corporation and the Federal Reserve Board.  As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities, and obtain financing.  This system of regulation is designed primarily for the protection of the Deposit Insurance Fund and our depositors, and not for the benefit of our stockholders.  Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees.

Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors.  These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution.  A less than satisfactory rating may also prevent a financial institution, such as WaterStone Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

Federal regulations governing the mutual-to-stock conversion require that we prepare a business plan that addresses, among other items, our projected operations and activities for three years following the conversion.  The business plan is a confidential document that is submitted to the banking regulatory agencies and may not reflect currently unanticipated potential business opportunities or activities, such as increased dividends or acquisitions of other financial institutions.  Federal regulations require that we operate within the parameters of the business plan, and that the Federal Reserve Board approve any material deviation from the business plan.  This could affect our ability to conduct activities that deviate from the regulatory business plan that would otherwise benefit our stockholders.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations.  Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

Changing interest rates may have a negative effect on our results of operations.

Our earnings and cash flows are dependent on our net interest income and income from our mortgage banking operations.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  Changes in market interest rates could have an adverse effect on our financial condition and results of operations.  Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets.  If rates increase rapidly, we may have to increase the rates we pay on our deposits, particularly our higher cost time deposits and borrowed funds, more quickly than any changes in interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income.  Furthermore, our mortgage banking income varies directly with movements in interest rates, and increases in interest rates could negatively affect our ability to originate loans in the same volumes as we have in recent years.  Increases in interest rates may also make it more difficult for borrowers to repay adjustable rate loans.

Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments.  Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs.  Under these circumstances, we are subject to reinvestment risk to the extent we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk."

Higher interest rates may reduce our mortgage banking revenues, which would negatively impact our net income.

Our mortgage banking operations provide a significant portion of our non-interest income and are significantly affected by market interest rates.  Any increase in market interest rates may reduce our mortgage banking income.  For example, following the increase in interest rates in the spring of 2013, our mortgage banking revenues decreased to $36.5 million for the final two quarters of 2013 compared to $48.4 first two quarters of the year.  We generate revenues primarily from gains on the sale of mortgage loans to investors. We also earn interest on loans held for sale while they are awaiting delivery to our investors.  In a rising or higher interest rate environment, our mortgage loan originations may decrease, resulting in fewer loans that are available for sale. This would result in a decrease in interest income, a decrease in revenues from loan sales and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

A discontinuation of the Federal Reserve Board's bond purchasing program may adversely affect our mortgage banking revenues.

The Federal Reserve Board has undertaken an unprecedented bond purchase program, known as "quantitative easing."  This program is designed to keep market interest rates low and encourage growth.  A continued slowdown of the Federal Reserve Board's bond repurchase program will likely cause an increase in market interest rates, which may reduce our loan originations by our mortgage banking subsidiary.

We continue to experience high levels of delinquencies, non-accrual loans and charge-offs, which negatively affects our financial condition and results of operations.

We continue to experience high levels of non-accrual loans and loan delinquencies.  Our non-accrual loans totaled $51.0 million, or 4.66% of total loans, at December 31, 2013, $74.7 million, or 6.59% of total loans, at December 31, 2012 and $78.2 million, or 6.43% of total loans, at December 31, 2011.  Our loans past due totaled $44.0 million, or 4.0% of total loans receivable, at December 31, 2013, $74.4 million, or 6.6% of total loans receivable, at December 31, 2012 and $93.4 million, or 7.7% of total loans, at December 31, 2011.  The continued elevated level of non-performing and delinquent loans has resulted in high levels of loan charge-offs.  During the year ended December 31, 2013 and the year ended December 31, 2012, net charge-offs totaled $11.3 million and $9.7 million, respectively.  Our high level of problem assets has also increased our costs associated with monitoring delinquent loans and managing and disposing of foreclosed property. We expect these costs to remain elevated until our delinquencies improve and we dispose of our foreclosed property.  To the extent that our loan portfolio deteriorates, our financial condition and results of operations will be materially and adversely affected.  Continued deterioration may also lead to actions by regulators that may have a direct material effect on our financial condition and results of operations.

The recent federal government shutdown resulted in reduced loan originations and related gains on sale during the fourth quarter of 2013, and any future federal government shutdown could negatively affect our financial condition and results of operations.

Our mortgage banking operations provide a significant portion of our non-interest income.  During the recent federal government shutdown, we were not able to close certain loans and recognize non-interest income on the sale of those loans due to our inability to verify information related to borrowers, such as payments of federal income taxes.  Also, some of the loans we originate are sold directly to government agencies, and some of these sales were unable to be consummated during the shutdown.  Although we ultimately closed a majority of these loans, we incurred higher borrowing costs related to the longer period we maintain an outstanding commitment to fund a loan.  In addition, we believe that some of these borrowers determined not to proceed with their home purchase and not close on their loans, which resulted in a permanent loss of the related non-interest income.     Any future federal government shutdown could have the same negative effect.

We rely heavily on certificates of deposit, which has increased our cost of funds and could continue to do so in the future.

Our reliance on certificates of deposit to fund our operations has resulted in a higher cost of funds than would otherwise be the case if we had a higher percentage of demand deposits, savings deposits and money market accounts.  In addition, if our certificates of deposit do not remain with us, we may be required to access other sources of funds, including loan sales, other types of deposits, including replacement certificates of deposit, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of Chicago and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on our certificates of deposit.

We intend to increase our commercial business lending, and we intend to continue our commercial real estate and multi-family residential real estate lending, which may expose us to increased lending risks and have a negative effect on our results of operations.

In an effort to increase our commercial loan portfolio, we established a commercial loan department in 2007 and we currently have four commercial business loan officers.  We also continue to focus on originating commercial real estate and multi-family residential real estate loans.  These types of loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans.  Commercial business loans may expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial business and commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate loans as repayment is generally dependent upon the successful operation of the borrower's business.  Also, the collateral underlying commercial business loans may fluctuate in value.  Some of our commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use.  Multi-family residential real estate and commercial real estate loans involve increased risk because repayment is dependent on income being generated in amounts sufficient to cover property maintenance and debt service.  In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

Secondary mortgage market conditions could have a material impact on our financial condition and results of operations.

Our mortgage banking operations provide a significant portion of our non-interest income.  In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for these loans.  These conditions may fluctuate or worsen in the future.  In light of current conditions, there is greater risk in retaining mortgage loans pending their sale to investors.  We believe our ability to retain fixed-rate residential mortgage loans is limited.  As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse effect on our financial condition and results of operations.

If we are required to repurchase mortgage loans that we have previously sold, it would negatively affect our earnings.

One of our primary business operations is our mortgage banking, which involves originating residential mortgage loans for sale in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  We may be required to repurchase mortgage loans that we have sold in cases of borrower default or breaches of these representations and warranties.  We have experienced more frequent disputes and repurchase demands from these buyers.  If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.

Proposed and final regulations could restrict our ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower's ability to repay a mortgage. Loans that meet this "qualified mortgage" definition will be presumed to have complied with the new ability-to-repay standard.  Under the Consumer Financial Protection Bureau's rule, a "qualified mortgage" loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less "bona fide discount points" for prime loans);
•	interest-only payments;
•	negative-amortization; and
•	terms longer than 30 years

Also, to qualify as a "qualified mortgage," a borrower's total monthly debt-to-income ratio may not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.  The Consumer Financial Protection Bureau's rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a "qualified residential mortgage."  The regulatory agencies have issued a proposed rule to implement this requirement.  The Dodd-Frank Act provides that the definition of "qualified residential mortgage" can be no broader than the definition of "qualified mortgage" issued by the Consumer Financial Protection Bureau for purposes of its regulations (as described above).  Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

A continuation or worsening of economic conditions could adversely affect our financial condition and results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and unemployment levels remain high despite the Federal Reserve Board's unprecedented efforts to maintain low market interest rates and encourage economic growth.  Recovery by many businesses has been impaired by lower consumer spending.  The discontinuation of the Federal Reserve Board's bond purchasing program could result in higher interest rates and reduced economic activity.  Moreover, a return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and continued elevated unemployment levels may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions.  In addition, we make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  If the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income.  Our emphasis on loan growth and on increasing our portfolio of commercial real estate loans, as well as any future credit deterioration, could require us to increase our allowance further in the future.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Because most of our borrowers are located in the Milwaukee, Wisconsin metropolitan area, a prolonged downturn in the local economy, or a decline in local real estate values, could cause an increase in nonperforming loans or a decrease in loan demand, which would reduce our profits.

Substantially all of our loans are secured by real estate located in our primary market area.  Weakness in our local economy and our local real estate markets could adversely affect the ability of our borrowers to repay their loans and the value of the collateral securing our loans, which could adversely affect our results of operations.  Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters.  Weakness in economic conditions also could result in reduced loan demand and a decline in loan originations.  In particular, a significant decline in real estate values would likely lead to a decrease in new loan originations and increased delinquencies and defaults by our borrowers.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense.  In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage firms operating locally and elsewhere.  Some of our competitors have greater name recognition and market presence and offer certain services that we do not or cannot provide, all of which benefit them in attracting business.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do.

Our inability to achieve profitability on new branches may negatively affect our earnings.

Subject to our ability to receive regulatory approval, we currently intend to open six new full-service branch offices by the end of 2016, with two branch offices opening in each of 2014, 2015 and 2016.  The profitability of these branches will depend on whether the income that we generate from the additional branches will offset the increased expenses resulting from operating new branches.  We expect that it may take time before new branches become profitable.  During this period, operating new branches may negatively affect our operating results.

For information on restrictions on our ability to establish new branch offices, see "Supervision and Regulation—General."

Financial reform legislation is expected to increase our costs of operations.

The Dodd-Frank Act has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies, such as New Waterstone, in addition to bank holding companies.  The Dodd-Frank Act also instructed the Federal Reserve Board to set minimum capital levels for holding companies that are as stringent as those required for their insured depository subsidiaries, and requires the components of Tier 1 capital to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Savings and loan holding companies are subject to a five-year transition period before the holding company capital requirement will apply.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, such as WaterStone Bank, including the authority to prohibit "unfair, deceptive or abusive" acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, such as WaterStone Bank, will be examined by their applicable bank regulators.

It is difficult to predict at this time the effect that the legislation and implementing regulations will have on community banks with regard to lending and credit practices.  Many of the provisions of the Dodd-Frank Act have delayed effective dates, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of all of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition and results of operations.

Our accounting policies are essential to understanding our financial condition and results of operations.  Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements.  These changes are beyond our control, can be hard to predict and could materially affect how we report our financial condition and results of operations.  We could also be required to apply a new or revised standard retroactively, which may result in our restating our prior period financial statements.

The need to account for certain assets at estimated fair value may adversely affect our results of operations.

We report certain assets, such as loans held for sale, at estimated fair value.  Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value.  Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions.  Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery.  Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.  This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.  In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business.  We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits and loans.  We have established policies and procedures to prevent or limit the effect of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur.  In addition, any compromise of our systems could deter customers from using our products and services.  Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from security breaches.

In addition, we outsource a majority of our data processing to certain third-party providers.  If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability.  Any of these events could have a material adverse effect on our financial condition and results of operations.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks.  Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

Acquisitions may disrupt our business and dilute stockholder value.

We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies.  As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time.  We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.

 Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;
•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
•	potential exposure to unknown or contingent liabilities of the target company;
•	exposure to potential asset quality problems of the target company;
•	potential volatility in reported income associated with goodwill impairment losses;
•	difficulty and expense of integrating the operations and personnel of the target company;
•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;
•	potential disruption to our business;
•	potential diversion of our management's time and attention;
•	the possible loss of key employees and customers of the target company; and
•	potential changes in banking or tax laws or regulations that may affect the target company.

Our failure to effectively deploy the net proceeds of our recently completed stock offering may have an adverse effect on our financial performance.

Of the total $248 million in net proceeds from the stock offering, we invested approximately $124 million in WaterStone Bank.  We may use the remaining net proceeds to invest in short-term investments, repurchase shares of common stock, pay dividends or for other general corporate purposes.  We also expect to use a portion of the net proceeds we retain to fund a loan to our employee stock ownership plan to purchase shares of common stock in the offering.  WaterStone Bank may use the net proceeds it receives to fund new loans, expand its retail banking franchise by establishing or acquiring new branches or by acquiring other financial institutions or other financial services companies, or for other general corporate purposes.  However, with the exception of the loan to the employee stock ownership plan, we have not allocated specific amounts of the net proceeds for any of these purposes, and we will have significant flexibility in determining the amount of the net proceeds we apply to different uses and when we apply or reinvest such proceeds. Also, certain of these uses, such as opening new branches or acquiring other financial institutions, may require the approval of the WDFI, the Federal Deposit Insurance Corporation or the Federal Reserve Board.  We have not established a timetable for reinvesting the net proceeds, and we cannot predict how long we will require to reinvest the net proceeds.  Our failure to utilize these funds effectively would reduce our profitability and may adversely affect the value of our common stock.

Various factors may make takeover attempts more difficult to achieve.

Our articles of incorporation and bylaws, federal regulations, Maryland law, shares of restricted stock and stock options that we have granted or may grant to employees and directors and stock ownership by our management and directors, and various other factors may make it more difficult for companies or persons to acquire control of New Waterstone without the consent of our board of directors.  A shareholder may want a takeover attempt to succeed because, for example, a potential acquiror could offer a premium over the then prevailing price of our common stock.

Item 1B.   Unresolved Staff Comments
None

 Item 2.   Properties

We operate from our corporate center, our nine full-service banking offices, our drive-through office and nine automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin.  In addition, we operate a loan production office in Maple Grove, Minnesota.  The net book value of our premises, land, equipment and leasehold improvements was $27.1 million at December 31, 2013.  The following table sets forth information with respect to our corporate center and our full-service banking offices as of February 28, 2014.

Corporate Center 11200 West Plank Court Wauwatosa, Wisconsin 53226	Wauwatosa 7500 West State Street Wauwatosa, Wisconsin 53213	Brookfield (1) 17495 W Capitol Dr. Brookfield, WI 53045
Franklin/Hales Corners 6555 South 108th Street Franklin, Wisconsin 53132	Germantown/Menomonee Falls W188N9820 Appleton Avenue Germantown, Wisconsin 53022	Oak Creek 6560 South 27th Street Oak Creek, Wisconsin 53154
Oconomowoc/Lake Country (1) 1233 Corporate Center Drive Oconomowoc, Wisconsin 53066	Pewaukee 1230 George Towne Drive Pewaukee, Wisconsin 53072	Waukesha/Brookfield 21505 East Moreland Blvd Waukesha, Wisconsin 53186
Waukesha/Brookfield 21505 East Moreland Blvd Waukesha, Wisconsin 53186	West Allis 10101 West Greenfield Avenue West Allis, Wisconsin 53214	Commercial Real Estate Loan Production Site 13700 Reimer Drive N., Suite 100 Maple Grove, MN 55311
(1)	Leased property

In addition to our banking offices, as of December 31, 2013, our mortgage banking operation has 21 offices in Wisconsin, 11 offices in Florida, 10 offices in Pennsylvania, 8 offices in Minnesota, six offices in each of North Carolina and Virginia, four offices in Indiana, three offices in each of Arizona, Ohio and Tennessee, two offices in each of Illinois and Iowa and one office in each of Arkansas, Colorado, Idaho, Massachusetts, Maryland, Maine, New Hampshire, Oklahoma, Oregon and Washington.

Item 3.   Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At December 31, 2013, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4.   Mine Safety Disclosures

Not applicable

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

On June 6, 2013, the Board of Directors of Lamplighter Financial, MHC ("MHC") and the Board of Directors of the Waterstone Financial, Inc. ("Waterstone-Federal") adopted a new Plan of Conversion and Reorganization (the "Plan"). Pursuant to the Plan, Waterstone Financial, Inc., a Maryland Corporation, ("New Waterstone") was organized and the MHC converted from the mutual holding company form of organization to the fully public form on January 23, 2014.  As part of the conversion, the MHC's ownership interest of the New Waterstone was offered for sale in a public offering. The existing publicly held shares of the Waterstone-Federal, were exchanged for new shares of common stock of New Waterstone. The exchange ratio ensured that immediately after the conversion and public offering, the public shareholders of the Waterstone-Federal owned the same aggregate percentage of New Waterstone common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering was completed, New Waterstone became the holding company of Waterstone Bank and succeeded to all of the business and operations of Waterstone-Federal and each of Waterstone-Federal and Lamplighter Financial, MHC ceased to exist.

Our shares of common stock are traded on the NASDAQ Global Select Market® under the symbol WSBF.  The approximate number of shareholders of record of New Waterstone common stock as of February 28, 2014 was 1,054.  On that same date there were 34,389,312 shares of common stock outstanding.

The following table presents the high and low quarterly trading prices for for Waterstone-Federal's common stock for the years ended December 31, 2013 and 2012.

	2013
	Historical		Restated
	High	Low	High	Low
1st Quarter	$ 8.68	$ 6.66	$ 7.91	$ 6.07
2nd Quarter	10.16	7.59	9.26	6.92
3rd Quarter	11.09	9.63	10.11	8.78
4th Quarter	11.55	10.00	10.53	9.11

	2012
	High	Low	High	Low
1st Quarter	$ 3.18	$ 1.78	$ 2.90	$ 1.62
2nd Quarter	4.05	3.01	3.69	2.74
3rd Quarter	5.19	3.33	4.73	3.03
4th Quarter	8.39	5.16	7.65	4.70

Stock prices have been restated to reflect the completion of our second-step conversion at an exchange rate of 1.0973-to-one.

The Plan provided for the establishment of special "liquidation accounts" for the benefit of certain depositors of WaterStone Bank in an amount equal to the greater of the MHC's ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of Waterstone Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Board of Governors of the Federal Reserve System, WaterStone Bank is not permitted to pay dividends on its capital stock to Waterstone Financial, Inc., its sole shareholder, if Waterstone Bank's shareholder's equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts.

As of December 31, 2013, Waterstone Financial had never paid cash dividends. However, on March 18, 2014, the board declared a dividend of $0.05 per share, payable to stockholders of record as of April 11, 2014.  The future payment of dividends will depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions and regulatory restrictions that affect our ability to pay dividends. We cannot assure you that any dividends will not be reduced or eliminated in the future. Special cash or stock dividends, to the extent permitted by applicable policy and regulation, may be paid in addition to, or in lieu of, regular cash dividends.

PERFORMANCE GRAPH
Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the SNL Thrift NASDAQ Index and the Russell 2000.  The graph assumes $100 was invested on December 31, 2008, in Waterstone Financial, Inc. common stock and each of those indices.

Total Return Performance
Index Value
140
120
100
80
60
40
20
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Waterstone Financial, Inc.
NASDAQ Stock Market
ABA NASDAQ Commumity Bank Index
Russell 2000
SNL Thrift NASDAQ index

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Waterstone Financial, Inc. (MHC)	100.00	61.19	97.01	56.42	232.84	331.34
SNL Thrift NASDAQ index	100.00	91.01	90.01	80.38	95.93	121.63
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69

Item 6.   Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The summary financial information presented below is derived in part from the Company's audited financial statements, although the table itself is not audited.  The following data should be read together with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" later in this report.  The Company's subscription offering related to its second step conversion closed on December 17, 2013.  As a result, cash and cash equivalents and deposits at December 31, 2013 include $388.7 million in proceeds from the offering.  The result has a significant impact on certain comparative balance sheet totals and on ratios that are based on those numbers.

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, except per share amounts)

Selected Financial Condition Data:
Total assets	$1,947,039	$1,661,076	$1,712,851	$1,808,966	$1,868,266
Securities available for sale	213,418	205,017	206,519	203,166	205,415
Federal Home Loan Bank stock	17,500	20,193	21,653	21,653	21,653
Loans receivable, net	1,068,412	1,102,629	1,184,234	1,277,262	1,391,516
Loans held for sale	97,021	133,613	88,283	96,133	45,052
Cash and cash equivalents	429,169	71,469	80,380	75,331	71,120
Deposits	1,244,741	939,513	1,051,292	1,145,529	1,164,890
Borrowings	455,197	479,888	461,138	456,959	507,900
Total shareholders' equity	214,472	202,634	166,372	172,220	168,592
Allowance for loan losses	24,264	31,043	32,430	29,175	28,494
Real estate owned	22,663	35,974	56,670	57,752	50,929

Selected Operating Data:
Interest income	$62,864	$69,846	$79,352	$89,933	$98,488
Interest expense	23,658	27,901	32,836	40,269	54,577
Net interest income	39,206	41,945	46,516	49,664	43,911
Provision for loan losses	4,532	8,300	22,077	25,832	26,687
Net interest income after
provision for loan losses	34,674	33,645	24,439	23,832	17,224
Noninterest income	87,799	91,203	43,229	38,993	12,208
Noninterest expense	99,144	102,138	74,579	64,627	40,876
Income (loss) before income taxes	23,329	22,710	(6,911)	(1,802)	(11,444)
Provision for income taxes (benefit)	8,621	(12,204)	562	52	(1,306)

Net income (loss)	$14,708	$34,914	$(7,473)	$(1,854)	$(10,138)

Income (loss) per share – basic	$0.43	$1.02	$(0.22)	$(0.05)	$(0.30)
Income (loss) per share – diluted	$0.43	$1.02	$(0.22)	$(0.05)	$(0.30)

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:

Performance Ratios:
Return (loss) on average assets	0.90%	2.07%	(0.43%)	(0.10%)	(0.53%)
Return (loss) on average equity	7.01	18.89	(4.47)	(1.09)	(6.12)
Interest rate spread (1)	2.36	2.45	2.67	2.67	2.21
Net interest margin (2)	2.56	2.62	2.82	2.83	2.41
Noninterest expense to average assets	6.05	6.04	4.27	3.49	2.14
Efficiency ratio (3)	78.31	76.71	83.12	72.90	72.84
Average interest-earning assets to average interest-bearing liabilities	113.96	109.84	107.67	107.11	106.68

Capital Ratios:
Equity to total assets at end of period	11.02%	12.20%	9.71%	9.52%	9.02%
Average equity to average assets	12.82	10.94	9.55	9.18	8.67
Total capital to risk-weighted assets	21.67	17.34	14.58	14.13	13.83
Tier I capital to risk-weighted assets	20.41	16.07	13.31	12.87	12.57
Tier I capital to average assets	12.48	11.13	9.16	8.83	8.77

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.22%	2.74%	2.67%	2.23%	2.01%
Allowance for loan losses as a percent of non-performing loans	47.61	41.58	41.46	34.66	37.83
Net charge-offs to average outstanding loans during the period	0.94	0.76	1.43	1.75	1.54
Non-performing loans as a percent of total loans	4.66	6.59	6.43	6.44	5.30
Non-performing assets as a percent of total assets	3.78	6.66	7.88	7.85	6.76

Other Data:
Number of full-service banking offices	8	8	8	8	8
Number of full-time equivalent employees	849	726	574	595	518

(1)  Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)  Represents net interest income as a percent of average interest-earning assets.
(3)  Represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On January 22, 2013, Waterstone Financial, Inc., a Maryland corporation, completed its conversion from the mutual holding company to the stock holding company form of organization. A total of 25,300,000 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share. As part of the conversion, each existing share of Waterstone-Federal common stock held by public shareholders was converted into the right to receive 1.0973 shares of New Waterstone common stock. The exchange ratio ensured that, after the conversion and offering, the public shareholders of Waterstone-Federal maintained approximately the same ownership interest in New Waterstone as they owned previously.
Our profitability is highly dependent on our net interest income, mortgage banking income, provision for loan losses and real estate owned expense.  Net interest income is the difference between the interest income we earn on our interest earning assets which are loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company's banking subsidiary, WaterStone Bank is primarily a mortgage lender with loans secured by real estate comprising 98.3% of total loans receivable on December 31, 2013.  Further, 88.8% of loans receivable are residential mortgage loans with over four-family loans comprising 47.7% of all loans on December 31, 2013.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank's mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as a primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes short-term repurchase agreements with other banks as needed.  On December 31, 2013, deposits comprised 71.8% of total liabilities.  Federal Home Loan Bank advances outstanding on December 31, 2013 totaled $350.0 million, or 25.0% of total liabilities.  During the current prolonged period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments including cash and cash equivalents is prudent and positions the Company to take advantage of the investment, lending and interest rate risk management opportunities that will exist as the local and national economies recover from the recession.  Our high level of time deposits, relative to total deposits, will result in an increase in our cost of funds when market interest rates begin to increase.
During the year ended December 31, 2013, our results of operations were positively impacted by significant decreases in both our provision for loan losses and real estate owned expense.  Our provision for loan losses decreased $3.8 million to $4.5 million for the year ended December 31, 2013 as compared to $8.3 million for the year ended December 31, 2012.  The decrease in provision for loan losses reflects an improvement in both the quality of our loan portfolio and the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2012, including impaired loans, loans contractually past due and non-accrual loans.  In addition, the turnover of loans in each of the three aforementioned metrics has slowed during the year ended December 31, 2013 compared to the prior year, which has resulted in fewer loans requiring a specific collateral analysis to determine a potential collateral shortfall and subsequent loan loss reserve.  Furthermore, as a result of stabilization in the local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  The improvement of our asset quality and the overall local real estate market also contributed to a significant decrease in real estate owned expense.  Real estate owned expense decreased $8.5 million to $255,000 for the year ended December 31, 2013, compared to $8.7 million for the year ended December 31, 2012.  The decrease in expense was driven by a decrease in the number properties owned, a continued focus on controlling management costs and a decrease in the need for write downs in the value of real estate owned due to an improved sales market.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the "Asset Quality" discussion.

Partially offsetting the positive impact of the decrease in provision for loan losses and real estate owned expense, net interest income decreased $2.7 million to $39.2 million during the year ended December 31, 2013 compared to $41.9 million during the year ended December 31, 2012.  The decrease in net interest income resulted from an 6 basis point drop in our net interest margin and a decrease in average interest earning assets compared to the prior year.  Notwithstanding the decrease in net interest income, pre-tax income for our community banking segment increased $11.2 million to $13.8 million during the year ended December 31, 2013, compared to $2.6 million during the year ended December 31, 2012.

Partially offsetting the increase in pre-tax income generated from our community banking segment, pre-tax income from our mortgage banking segment decreased $10.1 million to $9.1 million during the year ended December 31, 2013, compared to $19.2 million during the year ended December 31, 2012.  Sales volumes remained relatively consistent compared to the prior year, however, sales margins decreased, which was consistent with the overall industry.  Mortgage banking segment revenues decreased $3.1 million, or 3.5%, to $84.9 million during the year ended December 31, 2013 compared to $87.4 million during the year ended December 31, 2012.  In addition to the decrease in mortgage banking income, 2013 pre-tax income decreased in the mortgage banking segment due to an increase in general operating expenses.  Total noninterest expense increased $7.1 million, or 10.3% to $76.2 million during the year ended December 31, 2013 compared to $69.1 million during the year ended December 31, 2012.  The increase in expense resulted from an increase in staffing in anticipation of higher origination volumes which did not materialize during the last six months of the year due in large part to the significant increase in interest rates on fixed-rate mortgages during the year which led to lower demand for refinance mortgage products and decreasing spreads.
Consolidated net income totaled $14.7 million for the year ended December 31, 2013, compared to $34.9 million during the year ended December 31, 2012.  Income tax expense totaled $8.6 million for the year ended December 31, 2013, which represents a 37.0% effective tax rate.  During the year ended December 31, 2013, we recognized an income tax benefit of $12.2 million, which resulted from the release of a valuation reserve against deferred tax assets.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.
Allowance for Loan Losses. WaterStone Bank establishes valuation allowances on loans deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that WaterStone Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral (specific component).  The Company recognizes the change in present value of expected future cash flows on impaired loans attributable to the passage of time as bad debt expense.  On an ongoing basis, at least quarterly for financial reporting purposes, the fair value of collateral dependent impaired loans and real estate owned is determined or reaffirmed by the following procedures:

•	Obtaining updated real estate appraisals or performing updated discounted cash flow analysis;
•	Confirming that the physical condition of the real estate has not significantly changed since the last valuation date;
•	Comparison of the estimated current book value to that of updated sales values experienced on similar real estate owned;
•	Comparison of the estimated current book value to that of updated values seen on more current appraisals of similar properties; and
•	Comparison of the estimated current book value to that of updated listed sales prices on our real estate owned and that of similar properties (not owned by the Company).

WaterStone Bank also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the credit portfolio (general component). The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower's ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. Charge-offs approximate the amount by which the outstanding principal balance exceeds the estimated net realizable value of the underlying collateral.  The appropriateness of the allowance for loan losses is reviewed and approved quarterly by the WaterStone Bank board of directors. The allowance reflects management's best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank board of directors.
Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions.  More specifically, if our future charge-off experience increases substantially from our past experience; or if the value of underlying loan collateral, in our case real estate, declines in value by a substantial amount; or if unemployment in our primary market area increases significantly; our allowance for loan losses may be inadequate and we will incur higher provisions for loan losses and lower net income in the future.
 In addition, state and federal regulators periodically review the WaterStone Bank allowance for loan losses. Such regulators have the authority to require WaterStone Bank to recognize additions to the allowance at the time of their examination.
Income Taxes.  The Company and its subsidiaries file consolidated federal and combined state income tax returns. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as for net operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods.  Examples of negative evidence may include cumulative losses in a current year and prior two years and general business and economic trends.
Positions taken in the Company's tax returns are subject to challenge by the taxing authorities upon examination.  The benefit of uncertain tax positions are initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.   Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

Fair Value Measurements.  The Company determines the fair value of its assets and liabilities in accordance with ASC 820. ASC 820 establishes a standard framework for measuring and disclosing fair value under GAAP. A number of valuation techniques are used to determine the fair value of assets and liabilities in the Company's financial statements. The valuation techniques include quoted market prices for investment securities, appraisals of real estate from independent licensed appraisers and other valuation techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the valuation results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment are recognized in the income statement under the framework established by GAAP.

Comparison of Financial Condition at December 31, 2013 and at December 31, 2012

Total Assets.  Total assets increased by $286.0 million, or 17.2%, to $1.95 billion at December 31, 2013 from $1.66 billion at December 31, 2012.  The increase in total assets primarily reflects proceeds received in connection with our second-step stock offering.  As of December 31, 2013, the Company had received stock subscription proceeds totaling $388.7 million.  These proceeds were held as cash and cash equivalents as of December 31, 2013.  The increase in assets related to the stock offering were partially offset by decreases in loans receivable of $41.0 million, loans held for sale of $36.6 million and real estate owned of $13.3 million.

Cash and Cash Equivalents.  Cash and cash equivalents increased $357.7 million to $429.2 million at December 31, 2013 from $71.5 million at December 31, 2012.  The $388.7 million received in conjunction with the Company's stock offering was held as cash and cash equivalents through the January 22, 2014 closing date of the offering.  Exclusive of the increase related to the stock offering, cash and cash equivalent balances fluctuate based upon the timing of receipt of security and loan payments and the redeployment of cash into higher yielding assets, or the funding of deposit or borrowing obligations.

Securities Available for Sale. Securities available for sale increased by $8.4 million, or 4.1%, to $213.4 million at December 31, 2013 from $205.0 million at December 31, 2012.  This increase reflects a $21.4 million increase in municipal securities and a $9.9 million increase in government sponsored enterprise bonds, partially offset by a $14.1 million decrease in mortgage-backed securities and a $10.3 million decrease in government sponsored enterprise issued collateralized mortgage obligations.  During the year ended December 31, 2013, the proceeds from principal repayments on mortgage-related securities were reinvested in municipal securities deemed to provide a better risk-adjusted return.  As of December 31, 2013, we held two municipal securities with a total fair value of $189,000 and amortized cost of $215,000 that were determined to be other than temporarily impaired.  During the year ended December 31, 2012, $100,000 was recognized as additional other than temporary impairment with respect to these municipal securities which was charged against earnings.  There was no additional other than temporary impairment recorded during the year ended December 31, 2013.

Loans Held for Sale.  Loans held for sale decreased $36.6 million, or 27.4%, to $97.0 million at December 31, 2013 from $133.6 million at December 31, 2012.  During the year ended December 31, 2013, $1.75 billion in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $1.79 billion.

Loans Receivable.  Loans receivable held for investment decreased $41.0 million, or 3.6%, to $1.09 billion at December 31, 2013 from $1.13 billion at December 31, 2012.  The decrease in total loans receivable was primarily attributable to a $47.2 million decrease in one- to four-family loans, partially offset by a $7.2 million increase in multi-family real estate loans and a $6.2 million increase in commercial real estate loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as borrowers continue to prefer long-term fixed-rate products that we do not generally retain in our portfolio.  As a result of the low interest rate environment with respect to long-term fixed-rate real estate mortgage products, we continued to experience a shift in the composition of loans originated for portfolio during 2013 and 2012 from one- to four-family residential variable-rate loans to residential real estate loans collateralized by multi-family properties and commercial real estate, as these categories of borrowers displayed relatively stable levels of demand for our existing products.  During the year ended December 31, 2013, $13.6 million in loans were transferred to real estate owned.

Allowance for Loan Losses.  The allowance for loan losses decreased $6.8 million, or 21.8%, to $24.3 million at December 31, 2013 from $31.0 million at December 31, 2012.  The $6.8 million decrease in the allowance for loan losses during the year ended December 31, 2013 reflects an improvement in both the quality of the loan portfolio as well as the overall local real estate market.  We have experienced a stabilization or improvement in a number of key loan quality metrics compared to December 31, 2013, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  In addition, the decrease in the allowance for loan losses reflects a decrease in the balance of loans outstanding.   As of December 31, 2013, the allowance for loan losses to total loans receivable was 2.22% and was equal to 47.61% of non-performing loans, compared to 2.74% and 41.58%, respectively, at December 31, 2012.  The $6.8 million decrease in the allowance for loan losses during the year ended December 31, 2013 was primarily the result of a $6.3 million decrease in the allowance for loan losses related to the one- to four-family category.  The decrease related to this category resulted from the charge-off of specific reserves, a stabilization or improvement of key loan quality metrics, as well as a decrease in the overall balance of loans outstanding.

Real Estate Owned.  Total real estate owned decreased $13.3 million, or 37.0%, to $22.7 million at December 31, 2013 from $36.0 million at December 31, 2012.  During the year ended December 31, 2013, $13.6 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $1.4 million during the year ended December 31, 2013.  During the same period, sales of real estate owned totaled $25.7 million.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets increased by $5.2 million, or 19.1%, to $32.4 million at December 31, 2013 from $27.2 million at December 31, 2012.  The increase was primarily due to a $1.9 million receivable related to $2.8 million sale of mortgage servicing rights that closed during the fourth quarter.  The increase in prepaid expenses and other assets also relates to $1.4 million in expenses that were capitalized as of December 31, 2013 related to the second-step offering.

Deposits.  Deposits increased by $305.2 million, or 32.5%, from December 31, 2012 to December 31, 2013.  The increase in deposits was the result of a $395.3 million increase in money market and savings accounts (including $388.7 million of deposits from the second-step offering) and a $9.1 million, or 10.9%, increase in demand deposits, partially offset by a $99.2 million, or 13.5%, decrease in certificates of deposits.  As of December 31, 2013, the Company had no deposits obtained from brokers.  The reduction in certificate of deposits reflects management's decision to accept a certain level of deposit run-off during a period of diminished loan demand.

Borrowings.  Total borrowings decreased $24.7 million, or 5.1%, to $455.2 million at December 31, 2013 from $479.9 million at December 31, 2012.  The decrease in borrowings relates to a decrease in the use of short-term repurchase agreements to finance loans held for sale.  The balance of these short-term repurchase agreements decreased by $24.7 million to $21.2 million at December 31, 2013, from $45.9 million at December 31, 2012.

Other Liabilities.  Other liabilities decreased $7.2 million to $30.1 million at December 31, 2013 from $37.4 million at December 31, 2012.  The decrease in other liabilities resulted from a $1.2 million decrease in accrued compensation at our mortgage banking segment and a $1.9 million decrease in accrued real estate taxes, which resulted from the acceleration of those payments, compared to the prior year.

Shareholders' Equity.  Shareholders' equity increased by $11.8 million, or 5.8%, to $214.5 million at December 31, 2013 from $202.6 million at December 31, 2012.  The increase in shareholders' equity was primarily due to $14.7 million in net income for the year ended December 31, 2013 and a $854,000 decrease in unearned ESOP shares.  Partially offsetting the increases was a $3.7 million decrease in accumulated other comprehensive income.

Average Balance Sheets, Interest and Yields/Costs
The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Years Ended December 31,
	2013				2012				2011
	Average			Average	Average			Average	Average			Average
	Balance	Interest		Rate	Balance	Interest		Rate	Balance	Interest		Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable and held for sale	$1,209,477	58,470	(1)	4.83%	$1,276,271	64,317	(1)	5.03%	$1,314,068	72,269	(1)	5.50%
Mortgage related securities (2)	132,823	1,849		1.39	138,133	3,278		2.37	94,099	3,822		4.06
Debt securities, federal funds sold and short-term investments (2)(3)	189,269	2,545		1.34	180,117	2,251		1.25	239,400	3,261		1.36
Total interest-earning assets	1,531,569	62,864		4.10	1,594,521	69,846		4.37	1,647,567	79,352		4.82
Noninterest-earning assets	105,245				95,222				101,671
Total assets	$1,636,814				$1,689,743				$1,749,238
Interest-bearing liabilities:
Demand accounts	46,156	14		0.03	39,818	24		0.06	38,328	30		0.08
Money market and savings accounts	152,410	132		0.09	127,261	273		0.21	120,231	369		0.31
Certificates of deposit	684,200	5,069		0.74	809,446	9,180		1.13	925,209	14,890		1.61
Total interest-bearing deposits	882,766	5,215		0.59	976,525	9,477		0.97	1,083,768	15,289		1.41
Borrowings	479,952	18,443		3.84	475,114	18,424		3.87	446,401	17,547		3.93

Total interest-bearing liabilities	1,362,718	23,658		1.74	1,451,639	27,901		1.92	1,530,169	32,836		2.15

Noninterest-bearing liabilities
Non-interest bearing deposits	43,707				33,500				28,917
Other non-interest bearing liabilities	20,517				19,817				23,099
Total non-interest bearing liabilities	64,224				53,317				52,016
Total liabilites	1,426,942				1,504,956				1,582,185
Equity	209,872				184,787				. .167,053
Total liabilities and equity	$1,636,814				$1,689,743				$1,749,238
Net interest income		39,206				41,945				46,516
Net interest rate spread (4)				2.34%				2.45%				2.67%
Net interest-earning assets (5)	$168,851				$142,882				$117,398
Net interest margin (6)				2.56%				2.62%				2.82%
Average interest-earning assets to average interest-bearing liabilities	113.96%				109.84%				107.67%

(1)	Includes net deferred loan fee amortization income of $640,000, $657,000 and $636,000 for the years ended December 31, 2013, 2012 and 2011, respectively
(2)	Average balance of available for sale securities is based on amortized historical cost.
(3)
Interest income from tax exempt securities is not significant to total interest income, therefore, interest and yield on interest earnings assets are not stated on a tax equivalent basis. The average balance of tax exempt securities totaled $46.9 million, $19.1 million and $27.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Years Ended December 31,			Years Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale (1)(2)	$(3,385)	(2,462)	(5,847)	$(1,990)	(5,962)	(7,952)
Mortgage related securities	(122)	(1,307)	(1,429)	1,399	(1,943)	(544)
Other interest-earning assets	115	179	294	(752)	(258)	(1,010)
Total interest-earning assets	(3,392)	(3,590)	(6,982)	(1,343)	(8,163)	(9,506)

Interest expense:
Demand accounts	3	(13)	(10)	1	(7)	(6)
Money market and savings accounts	46	(187)	(141)	21	(117)	(96)
Certificates of deposit	(1,273)	(2,838)	(4,111)	(1,692)	(4,018)	(5,710)
Total interest-bearing deposits	(1,224)	(3,038)	(4,262)	(1,670)	(4,142)	(5,812)
Borrowings	155	(136)	19	1,154	(277)	877

Total interest-bearing liabilities	(1,069)	(3,174)	(4,243)	(516)	(4,419)	(4,935)
Net change in net interest income	$(2,323)	(416)	(2,739)	$(827)	(3,744)	(4,571)
(1)	Includes net deferred loan fee amortization income of $640,000, $657,000 and $636,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.

Segment Review

As described in the notes to consolidated financial statements, we have two reportable segments: community banking and mortgage banking.  Community banking, which is conducted through WaterStone Bank, consists of lending and deposit taking (as well as other banking-related products and services) to consumers and businesses and the support to deliver, fund, and manage such banking services. Mortgage banking, which is conducted through Waterstone Mortgage Corporation, consists of originating residential mortgage loans for sale in the secondary market.

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our non-interest income and a majority of our non-interest expense.  Accordingly, we have provided below a discussion of the material results of operations of Waterstone Mortgage Corporation on a separate basis for the years end December 31, 2013, 2012 and 2011, which focuses on a discussion of non-interest income and non-interest expense.  We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

For further information, see note 20 of the notes to the audited consolidated financial statements at December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2013 and 2012

Mortgage banking segment revenues decreased $3.1 million, or 3.5%, to $84.9 million for the year ended December 31, 2013 compared to $87.9 million during the year ended December 31, 2012.   The $3.1 million decrease in mortgage banking revenues was attributable to a decrease in average sales margins.  Loans originated for sale in the secondary market totaled $1.75 billion during the year ended December 31, 2013, consistent with the $1.75 billion originated during the year ended December 31, 2012.  The decline in average sales margins reflects a decrease in pricing on all products in almost all geographic markets and was reflective of general market conditions.

During the year ended December 31, 2013, loan origination volume shifted towards higher yielding governmental loans and loans made for the purpose of a purchase; however, margins decreased for all loan types and loan purposes, compared to the year ended December 31, 2012.   Loans originated for the purpose of a residential property purchase, which generally yield a higher margin than loans originated for the purpose of a refinance, comprised 67.9% of total originations during the year ended December 31, 2013, compared to 55.4% during the year ended December 31, 2012.  The mix of loan type changed slightly with conventional loans and governmental loans comprising 62.7% and 37.3% of all loan originations, respectively, during the year ended December 31, 2013.  During the year ended December 31, 2012 conventional loans and governmental loans comprised 67.3% and 32.7% of all loan originations, respectively.  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.

Partially offsetting the decline in revenues related to the origination and sale of loans during the year ended December 31, 2013, the Company sold mortgage servicing rights related to $541.6 million in loans receivable with a book value $2.8 million at a gain of $2.6 million.  The sales were timed to take advantage of preferable market pricing conditions.  There were no comparable transactions during the year ended December 31, 2012.

Despite the consistency in the overall level of loan originations total compensation, payroll taxes and other employee benefits at Waterstone Mortgage Corporation increased $4.7 million, or 9.3%, to $55.5 million for the year ended December 31, 2013 from $50.7 million during the year ended December 31, 2012.  The increase in compensation expense resulted from the expansion of our branch network as well as an increase in support staffing levels during the end of 2012 and beginning half of 2013 in anticipation of increased volumes.  During the quarter ended December 31, 2013, the Company reduced support staffing levels in response to lower than anticipated origination volumes.  The anticipated increase in origination volumes did not materialize during the last six months of the year due in large part to the significant increase in interest rates on fixed-rate mortgages during the year which led to lower demand for refinance mortgage products and decreasing spreads.

Occupancy expense increased $1.3 million, or 34.7%, to $5.2 million during the year ended December 31, 2013 compared to $3.9 million during the year ended December 31, 2012.  The increases resulted from an expansion of the branch network as well as the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility.

Comparison of Consolidated Operating Results for the Years Ended December 31, 2013 and 2012

General. Net income for the year ended December 31, 2013 totaled $14.7 million, or $0.43 for both basic and diluted income per share, compared to net income of $34.9 million, or $1.02 for both basic and diluted loss per share, for the year ended December 31, 2012.  The year ended December 31, 2013 generated a return on average assets of 0.90% and a return on average equity of 7.01%, compared to a return on average assets of 2.07% and a return on average equity of 18.89% for the year ended December 31, 2012.  During the year ended December 31, 2013, our results of operations were positively impacted by significant decreases in both our provision for loan losses and real estate owned expense.  Our provision for loan losses decreased $3.8 million to $4.5 million for the year ended December 31, 2013 as compared to $8.3 million for the year ended December 31, 2012.  The decrease in provision for loan losses reflects an improvement in both the quality of our loan portfolio and the overall local real estate market.  The improvement of our asset quality and the overall local real estate market also contributed to a significant decrease in real estate owned expense.  Real estate owned expense decreased $8.5 million to $255,000 for the year ended December 31, 2013, compared to $8.7 million for the year ended December 31, 2012.  Partially offsetting the positive impact of the decrease in provision for loan losses and real estate owned expense, net interest income decreased $2.7 million to $39.2 million during the year ended December 31, 2013 compared to $41.9 million during the year ended December 31, 2012.    Notwithstanding the decrease in net interest income, pre-tax income for our community banking segment increased $11.2 million to $13.8 million during the year ended December 31, 2013, compared to $2.6 million during the year ended December 31, 2012.
Partially offsetting the increase in pre-tax income generated from our community banking segment, pre-tax income from our mortgage banking segment decreased $10.1 million to $9.1 million during the year ended December 31, 2013, compared to $19.2 million during the year ended December 31, 2012.  Sales volumes remained relatively consistent compared to the prior year, however, sales margins decreased, which was consistent with the overall industry.  Mortgage banking segment revenues decreased $3.1 million, or 3.5%, to $84.9 million during the year ended December 31, 2013 compared to $87.4 million during the year ended December 31, 2012.  In addition to the decrease in mortgage banking income, 2013 pre-tax income decreased in the mortgage banking segment due to an increase in general operating expenses.  Total noninterest expense increased $7.1 million, or 10.3% to $76.2 million during the year ended December 31, 2013 compared to $69.1 million during the year ended December 31, 2012.
Consolidated net income totaled $14.7 million for the year ended December 31, 2013, compared to $34.9 million during the year ended December 31, 2012.  Income tax expense totaled $8.6 million for the year ended December 31, 2013, which represents a 37.0% effective tax rate.  During the year ended December 31, 2013, we recognized an income tax benefit of $12.2 million, which resulted from the release of a valuation reserve against deferred tax assets.
Total Interest Income. Total interest income decreased $7.0 million, or 10.0%, to $62.9 million during the year ended December 31, 2013 from $69.8 million during the year ended December 31, 2012.  This decrease was the result of a decrease in the average yield on interest-earning assets and a decrease in the average balance of interest-earning assets.  The average yield on interest-earning assets decreased 27 basis points to 4.10% for the year ended December 31, 2013 from 4.37% for the year ended December 31, 2012.  The average balance of interest-earning assets decreased $63.0 million to $1.53 billion for the year ended December 31, 2013 from $1.59 billion for the year ended December 31, 2012.

Interest income on loans decreased $5.8 million, or 9.1%, to $58.5 million during the year ended December 31, 2013 from $64.3 million during the year ended December 31, 2012.  The decrease in interest income was primarily due to a 20 basis point decrease in the average yield on loans to 4.83% for the year ended December 31, 2013 from 5.03% for the year ended December 31, 2012.  The decrease in interest income on loans also reflects a $66.8 million, or 5.2%, decrease in the average balance of loans outstanding to $1.21 billion during the year ended December 31, 2013 from $1.28 billion during the year ended December 31, 2012.

Interest income from mortgage-related securities decreased $1.4 million, or 43.6%, to $1.8 million during the year ended December 31, 2013 from $3.3 million during the year ended December 31, 2012.  The decrease in interest income was due to a 98 basis point decrease in the average yield on mortgage-related securities to 1.39% for the year ended December 31, 2013 from 2.37% for the year ended December 31, 2012.  The decrease in average yield resulted from a general turnover of the investment securities portfolio in the current, historically low, interest rate environment.  The decrease in interest income also reflects a 5.3 million, or 3.8%, decrease in the average balance of mortgage-related securities to $132.8 million for the year ended December 31, 2013 from $138.1 million during the year ended December 31, 2012.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $294,000, or 13.1%, to $2.5 million for the year ended December 31, 2013 from $2.3 million for the year ended December 31, 2012.  Interest income increased due to an increase of $9.2 million, or 5.1%, in the average balance of other earning assets to $189.3 million during the year ended December 31, 2013 from $180.1 million during the year ended December 31, 2012.  The increase in interest income from other earning assets also reflects a nine basis point increase in the average yield on other earning assets to 1.34% for the year ended December 31, 2013 from 1.25% for the year ended December 31, 2012.  The increase in average yield resulted from a change in the mix of the investment portfolio as the proceeds from the maturity of government sponsored enterprise bonds were reinvested in municipal securities, which yield a higher rate of return.

Total Interest Expense. Total interest expense decreased by $4.2 million, or 15.2%, to $23.7 million during the year ended December 31, 2013 from $27.9 million during the year ended December 31, 2012.  This decrease was the result of both a decrease in the average cost of funds as well as a decrease in the average balance of interest bearing deposits and borrowings.  The average cost of funds decreased 18 basis points to 1.74% for the year ended December 31, 2013 from 1.92% for the year ended December 31, 2012.  The decrease in interest expense was also due to a decrease of $88.9 million, or 6.1%, in the average balance of interest-bearing liabilities to $1.36 billion during the year ended December 31, 2013 from $1.45 billion during the year ended December 31, 2012.

Interest expense on deposits decreased $4.3 million, or 45.0%, to $5.2 million during the year ended December 31, 2013 from $9.5 million during the year ended December 31, 2012.  The decrease in interest expense on deposits was primarily due to a 38 basis point decrease in the cost of average deposits to 0.59% for the year ended December 31, 2013 from 0.97% for the year ended December 31, 2012.  The decrease in the cost of deposits reflects the current low market interest rate environment due to the Federal Reserve Board's low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposits.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $93.8 million, or 9.6%, in the average balance of interest-bearing deposits to $882.8 million during the year ended December 31, 2013 from $976.5 million during the year ended December 31, 2012.  The decrease in average interest-bearing deposits was exclusively the result of a decrease in time deposits, which carry a higher cost than demand, money market or savings accounts.  The decrease in time deposits was consistent with our liquidity needs and funding obligations.  Of the $25.1 million increase in the average balance of money market and savings accounts, $18.8 million resulted from the collection of stock subscription proceeds

Interest expense on borrowings remained consistent at $18.4 million during years ended December 31, 2013 and 2012.  The average balance of borrowings outstanding increased $4.8 million, or 1.0%, to $480.0 million during the year ended December 31, 2013 from $475.1 million during the year ended December 31, 2012.  The increased use of borrowings as a funding source during the year ended December 31, 2013 reflected an increased use of external lines of credit by our mortgage banking segment to fund loan originations to be sold in the secondary market.  The average cost of borrowings decreased 3 basis points to 3.84% during the year ended December 31, 2013 compared to 3.87% during the year ended December 31, 2012.

Net Interest Income. Net interest income decreased by $2.7 million, or 6.5%, to $39.2 million during the year ended December 31, 2013 as compared to $41.9 million during the year ended December 31, 2012.  The decrease in net interest income resulted primarily from a nine basis point decrease in our interest rate spread to 2.36% during the year ended December 31, 2013 from 2.45% during the year ended December 31, 2012.  The nine basis point decrease in the interest rate spread resulted from a 27 basis point decrease in the average yield on interest earning assets, which was only partially offset by an 18 basis point decrease in the average cost of interest bearing liabilities.

Provision for Loan Losses. Our provision for loan losses decreased $3.8 million, or 45.4%, to $4.5 million during the year ended December 31, 2013, from $8.3 million during the year ended December 31, 2012.  The decrease in provision for loan losses reflects an improvement in both the quality of our loan portfolio and the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2012, including impaired loans, loans contractually past due and non-accrual loans.  In addition, the turnover of loans in each of the three aforementioned metrics has slowed during the year ended December 31, 2013 compared to the prior year, which has resulted in fewer loans requiring a specific collateral analysis to determine a potential collateral shortfall and subsequent loan loss reserve.  Furthermore, as a result of stabilization in the local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income. Total noninterest income decreased $3.4 million, or 3.7%, to $87.8 million during the year ended December 31, 2013 from $91.2 million during the year ended December 31, 2012.  The decrease resulted from a decrease in mortgage banking income, partially offset by an increase in gains on sales of mortgage servicing rights.

Mortgage banking income decreased $7.1 million, or 8.1%, to $80.3 million for the year ended December 31, 2013, compared to $87.4 million during the year ended December 31, 2012.  See "Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2013 and 2012" above, for a discussion of the increase in mortgage banking income.

Other noninterest income increased $4.0 million to $5.1 million during the year ended December 31, 2013 compared to $1.1 million during the year ended December 31, 2012.  During the year ended December 31, 2013, the Company sold mortgage servicing rights related to $541.6 million in loans receivable with a book value $2.8 million at a gain of $2.6 million.  The sales were timed to take advantage of preferable market pricing conditions.  There were no comparable transactions during the year ended December 31, 2012.

Noninterest Expense. Total noninterest expense decreased $3.0 million, or 2.9%, to $99.1 million during the year ended December 31, 2013 from $102.1 million during the year ended December 31, 2012.  The decrease was primarily attributable to decrease in real estate owned expense, partially offset by an increased compensation expense related to our mortgage banking segment.

Compensation, payroll taxes and other employee benefit expense increased $5.3 million, or 8.4%, to $68.8 million during the year ended December 31, 2013 from $63.5 million during the year ended December 31, 2012.  Despite the consistency in the overall level of loan originations total compensation, payroll taxes and other employee benefits at Waterstone Mortgage Corporation increased $4.7 million, or 9.3%, to $55.5 million for the year ended December 31, 2013 from $50.7 million during the year ended December 31, 2012.  The increase in compensation expense resulted from the expansion of our branch network as well as an increase in support staffing levels during the end of 2012 and beginning half of 2013 in anticipation of increased volumes.  Compensation, payroll taxes and other employee benefits at our banking segment increased $102,000, or 0.8%, to $13.5 million for the year ended December 31, 2013 compared to $13.4 million during the year ended December 31, 2012.

Real estate owned expense decreased $8.5 million, or 97.1%, to $255,000 during the year ended December 31, 2013 from $8.7 million during the year ended December 31, 2012.  Real estate owned expense includes the net operating costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of foreclosed property, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The decrease in real estate owned expense results from a decrease in net property management expense and an increase in net gains on the sales of properties, partially offset by an increase in write-downs of asset values.  During the year ended December 31, 2013, net operating expense, which includes, among other items, property taxes, maintenance and management fees, net of rental income, decreased $913,000, or 35.4%, to $1.7 million from $2.6 million during the year ended December 31, 2012.  The decrease in net operating expense compared to the prior period resulted from both an improvement in the operating results of income producing properties as well as a decrease in the number and balance of properties owned.  Total real estate owned decreased $13.3 million, or 37.0%, to $22.7 million at December 31, 2013 from $36.0 million at December 31, 2012.  Sales and write-downs of real estate owned resulted in net gain of $2.8 million during the year ended December 31, 2013, compared to a net gain of $1.4 million during the year ended December 31, 2012.

FDIC insurance premium expense decreased $1.4 million, or 41.4%, to $2.0 million during the year ended December 31, 2013 compared to $3.4 million during the year ended December 31, 2012.  The decrease in insurance premiums resulted from a decrease in the rate assessed by the FDIC as well as a decrease in average assets, net of average tangible capital, compared to the prior, which serves as the base on which the premium rate is assessed.

Income Taxes.  Consolidated net income totaled $14.7 million for the year ended December 31, 2013, compared to $34.9 million during the year ended December 31, 2012.  Income tax expense totaled $8.6 million for the year ended December 31, 2013, which represents a 37.0% effective tax rate.  During the year ended December 31, 2012, we recognized an income tax benefit of $12.2 million.  The $12.2 million benefit was primarily the result of the December 31, 2012 full reversal of $17.0 million of remaining net deferred tax asset valuation allowances originally established in 2008.  From 2008 until the end of 2012, a valuation allowance was necessary largely because of cumulative losses for three or more consecutive years as a result of significant loan loss provisions and related asset quality issues, combined with real estate instability and general economic weakness.  At December 31, 2012, however, positive cumulative net income for the most recent three years, the existence of federal income taxes paid during the year ended December 31, 2012 and available for carry back in future years, the stabilization of real estate markets and general improvements in economic conditions indicated that it was more likely than not that net deferred tax assets will be realized in future periods.  The $17.0 million in deferred federal and state income tax benefit for the year ended December 31, 2012 was partially offset by $4.7 million in current federal and state income tax expense.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2012 and 2011

Mortgage banking segment revenues increased $47.1 million, or 115.6%, to $87.9 million for the year ended December 31, 2012 compared to $40.8 million during the year ended December 31, 2011.   The $47.1 million increase in mortgage banking revenues was attributable to both an increase in loan origination volume, as well as increased margins.  Loans originated for sale in the secondary market totaled $1.75 billion during the year ended December 31, 2012, representing a $722.1 million, or 70.3%, increase in originations from the year ended December 31, 2011, which totaled $1.03 billion.  In addition to the increase in revenues resulting from the increase in origination volume, mortgage banking revenues increased due to an increase in average sales margin.  The increase in average sales margin was driven by an increase in pricing on products in all geographic markets.  Despite the increase in pricing, overall loan origination volumes increased significantly compared to the prior year, reflecting the continued strong demand for fixed-rate loans due in large part to historically low interest rates on these products.

During the year ended December 31, 2012, the growth in loan origination volume resulted in a shift towards lower yielding conventional loans and loans made for the purpose of refinancing; however, margins increased for all loan types and loan purposes, compared to the year ended December 31, 2011.   Loans originated for the purpose of a residential property purchase, which generally yield a higher margin than loans originated for the purpose of a refinance, comprised 55.4% of total originations during the year ended December 31, 2012, compared to 65.1% during the year ended December 31, 2011.  The mix of loan type changed slightly with conventional loans and governmental loans comprising 67.3% and 32.7% of all loan originations, respectively, during the year ended December 31, 2012.  During the year ended December 31, 2011 conventional loans and governmental loans comprised 61.6% and 38.4% of all loan originations, respectively.  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.

Due primarily to an increase in loan origination activity, total compensation, payroll taxes and other employee benefits at Waterstone Mortgage Corporation increased $23.8 million, or 88.5%, to $50.7 million for the year ended December 31, 2012 from $26.9 million during the year ended December 31, 2011.  The increase in compensation expense at Waterstone Mortgage Corporation resulted from the increase in mortgage banking income and higher compensation due for Waterstone Mortgage Corporation's banking loan officers under our commission-based compensation structure.  In addition, operational costs of Waterstone Mortgage Corporation increased $4.6 million to $10.5 million for the year ended December 31, 2012, compared to $5.9 million during the year ended December 31, 2011, related to the expansion of Waterstone Mortgage Corporation.

Comparison of Consolidated Operating Results for the Years Ended December 31, 2012 and 2011

General. Net income for the year ended December 31, 2012 totaled $39.4 million, or $1.02 for both basic and diluted income per share, compared to a net loss of $7.5 million, or $0.22 for both basic and diluted loss per share, for the year ended December 31, 2011.  The year ended December 31, 2012 generated a return on average assets of 2.07% and a return on average equity of 18.89%, compared to a loss on average assets of 0.43% and a loss on average equity of 4.47% for the year ended December 31, 2011.  The results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 reflect a $16.2 million increase in the pre-tax results of operations from our mortgage banking operations, a $12.8 million increase in income tax benefit, a $13.8 million decrease in the provision for loan losses and a $3.4 million decrease in expense related to real estate owned, which were partially offset by a $4.6 million decrease in net interest income.

Total Interest Income. Total interest income decreased $9.5 million, or 12.0%, to $69.8 million during the year ended December 31, 2012 from $79.4 million during the year ended December 31, 2011.  This increase was the result of a decrease in the average yield on interest-earning assets and a decrease in the average balance of interest-earning assets.  The average yield on interest-earning assets decreased 45 basis points to 4.37% for the year ended December 31, 2012 from 4.82% for the year ended December 31, 2011.  The average balance of interest-earning assets decreased $53.0 million to $1.60 billion for the year ended December 31, 2012 from $1.65 billion for the year ended December 31, 2011.

Interest income on loans decreased $8.0 million, or 11.0%, to $64.3 million during the year ended December 31, 2012 from $72.3 million during the year ended December 31, 2011.  The decrease in interest income was primarily due to a 47 basis point decrease in the average yield on loans to 5.03% for the year ended December 31, 2012 from 5.50% for the year ended December 31, 2011.  The decrease in interest income on loans also reflects a $37.8 million, or 2.9%, decrease in the average balance of loans outstanding to $1.28 billion during the year ended December 31, 2012 from $1.31 billion during the year ended December 31, 2011.

Interest income from mortgage-related securities decreased $544,000, or 14.2%, to $3.3 million during the year ended December 31, 2012 from $3.8 million during the year ended December 31, 2011.  The decrease in interest income was due to a 169 basis point decrease in the average yield on mortgage-related securities to 2.37% for the year ended December 31, 2012 from 4.06% for the year ended December 31, 2011.  The decrease in average yield resulted from a general turnover of the investment securities portfolio in the current, historically low, interest rate environment.  The decrease in average yield was partially offset by a $44.0 million, or 46.8%, increase in the average balance of mortgage-related securities to $138.1 million for the year ended December 31, 2012 from $94.1 million during the year ended December 31, 2011.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $1.0 million, or 31.0%, to $2.3 million for the year ended December 31, 2012 from $3.3 million for the year ended December 31, 2011.  Interest income decreased due to a decrease of $59.3 million, or 24.8%, in the average balance of other earning assets to $180.1 million during the year ended December 31, 2012 from $239.4 million during the year ended December 31, 2011.  The decrease in interest income from other earning assets also reflects an 11 basis point decline in the average yield on other earning assets to 1.25% for the year ended December 31, 2012 from 1.36% for the year ended December 31, 2011.  During the year ended December 31, 2012, the debt security portfolio decreased as a result of $71.1 million in maturities and $11.8 million in sales.  A substantial portion of the proceeds from maturities and sales of debt securities were reinvested in mortgage-related securities.

Total Interest Expense. Total interest expense decreased by $4.9 million, or 15.0%, to $27.9 million during the year ended December 31, 2012 from $32.8 million during the year ended December 31, 2011.  This decrease was the result of both a decrease in the average cost of funds as well as a decrease in the average balance of interest bearing deposits and borrowings.  The average cost of funds decreased 23 basis points to 1.92% for the year ended December 31, 2012 from 2.15% for the year ended December 31, 2011.  The decrease in interest expense was also due to a decrease of $78.5 million, or 5.1%, in the average balance of interest-bearing liabilities to $1.45 billion during the year ended December 31, 2012 from $1.53 billion during the year ended December 31, 2011

Interest expense on deposits decreased $5.8 million, or 38.0%, to $9.5 million during the year ended December 31, 2012 from $15.3 million during the year ended December 31, 2011.  The decrease in interest expense on deposits was primarily due to a 44 basis point decrease in the cost of average deposits to 0.97% for the year ended December 31, 2012 from 1.41% for the year ended December 31, 2011.  The decrease in the cost of deposits reflects the current low market interest rate environment due to the Federal Reserve Board's low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposits.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $107.2 million, or 9.9%, in the average balance of interest-bearing deposits to $976.5 million during the year ended December 31, 2012 from $1.08 billion during the year ended December 31, 2011.  The decrease in average interest-bearing deposits was exclusively the result of a decrease in time deposits, which carry a higher cost than demand, money market or savings accounts.  The decrease in time deposits was consistent with our liquidity needs and funding obligations.

Interest expense on borrowings increased $877,000, or 5.0%, to $18.4 million during the year ended December 31, 2012 from $17.5 million during the year ended December 31, 2011.  The increase resulted from a $28.7 million, or 6.4%, increase in average borrowings outstanding to $475.1 million during the year ended December 31, 2012 from $446.4 million during the year ended December 31, 2011.  The increased use of borrowings as a funding source during the year ended December 31, 2012 reflected an increased use of external lines of credit by our mortgage banking segment to fund loan originations to be sold in the secondary market.  The average cost of borrowings decreased six basis points to 3.87% during the year ended December 31, 2012 compared to 3.93% during the year ended December 31, 2011.

Net Interest Income. Net interest income decreased by $4.6 million, or 9.8%, to $41.9 million during the year ended December 31, 2012 as compared to $46.5 million during the year ended December 31, 2011.  The decrease in net interest income resulted primarily from a 22 basis point decrease in our interest rate spread to 2.45% during the year ended December 31, 2012 from 2.67% during the year ended December 31, 2011.  The 22 basis point decrease in the interest rate spread resulted from a 45 basis point decrease in the average yield on interest earning assets, which was only partially offset by a 23 basis point decrease in the average cost of interest bearing liabilities.

Provision for Loan Losses. Our provision for loan losses decreased $13.8 million, or 62.4%, to $8.3 million during the year ended December 31, 2012, from $22.1 million during the year ended December 31, 2011.  The decrease in the provision for loan losses resulted from a decrease in loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates when compared to the same period of the prior year.  While the provision for loan losses has decreased from the prior year, it remains at historically high levels.  These levels remain high due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which, when applied to the portfolio in general, require higher loan loss provisions.  The provision for the year ended December 31, 2012 reflects $9.7 million of net loan charge-offs.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income. Total noninterest income increased $48.0 million, or 111.0%, to $91.2 million during the year ended December 31, 2012 from $43.2 million during the year ended December 31, 2011.  The increase resulted from an increase in mortgage banking income.

Mortgage banking income increased $47.5 million, or 119.3%, to $87.4 million for the year ended December 31, 2012, compared to $39.8 million during the year ended December 31, 2011.  See "Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2012 and 2011" above, for a discussion of the increase in mortgage banking income.

Noninterest Expense. Total noninterest expense increased $27.6 million, or 37.0%, to $102.1 million during the year ended December 31, 2012 from $74.6 million during the year ended December 31, 2011.  The increase was primarily attributable to increased compensation and other noninterest expense related to our mortgage banking segment.

Compensation, payroll taxes and other employee benefit expense increased $24.3 million, or 62.2%, to $63.5 million during the year ended December 31, 2012 from $39.2 million during the year ended December 31, 2011.  Due primarily to an increase in loan origination activity, total compensation, payroll taxes and other employee benefits at our mortgage banking subsidiary increased $23.8 million, or 88.5%, to $50.7 million for the year ended December 31, 2012 from $26.9 million during the year ended December 31, 2011.  The increase in compensation expense at our mortgage banking subsidiary resulted from the increase in mortgage banking income and higher compensation due for our mortgage banking loan officers under our commission-based compensation structure.  Compensation, payroll taxes and other employee benefits at our banking segment increased $418,000, or 3.2%, to $13.4 million for the year ended December 31, 2012 compared to $13.0 million during the year ended December 31, 2011.

Real estate owned expense decreased $3.4 million, or 28.0%, to $8.7 million during the year ended December 31, 2012 from $12.1 million during the year ended December 31, 2011.  Real estate owned expense includes the net operating costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of foreclosed property, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The decrease in real estate owned expense results from a decrease in net property management expense and an increase in net gains on the sales of properties, partially offset by an increase in write-downs of asset values.  During the year ended December 31, 2012, net operating expense, which includes, among other items, property taxes, maintenance and management fees, net of rental income, decreased $3.5 million, or 57.6%, to $2.6 million from $6.1 million during the year ended December 31, 2011.  The decrease in net operating expense compared to the prior period resulted from both an improvement in the operating results of income producing properties as well as a decrease in the number and balance of properties owned.  Total real estate owned decreased $20.7 million, or 36.5%, to $36.0 million at December 31, 2012 from $56.7 million at December 31, 2011.  Net losses recognized on the sale or write-down of real estate owned totaled $6.2 million during the year ended December 31, 2012, compared to $6.1 million during the year ended December 31, 2011.

Other noninterest expense increased $4.6 million, or 61.9%, to $12.0 million during the year ended December 31, 2012 from $7.4 million during the year ended December 31, 2011.  The increase resulted from an increase in operational costs related to the expansion of our mortgage banking operations of $4.6 million to $10.5 million for the year ended December 31, 2012, compared to $5.9 million during the year ended December 31, 2011.

Income Taxes.  Despite pre-tax income of $22.7 million for the year ended December 31, 2012, we recognized a net income tax benefit of $12.2 million.  The $12.2 million benefit was primarily the result of the December 31, 2012 full reversal of $17.0 million of remaining net deferred tax asset valuation allowances originally established in 2008.  From 2008 until the end of 2012, a valuation allowance was necessary largely because of cumulative losses for three or more consecutive years as a result of significant loan loss provisions and related asset quality issues, combined with real estate instability and general economic weakness.  At December 31, 2012, however, positive cumulative net income for the most recent three years, the existence of federal income taxes paid during the year ended December 31, 2012 and available for carry back in future years, the stabilization of real estate markets and general improvements in economic conditions indicated that it was more likely than not that net deferred tax assets will be realized in future periods.  The $17.0 million in deferred federal and state income tax benefit for the year ended December 31, 2012 was partially offset by $4.7 million in current federal and state income tax expense.

Despite a pre-tax loss, we recorded income tax expense of $562,000 for the year ended December 31, 2011.  Tax expense is comprised of current estimated expense of $1.2 million resulting from an Internal Revenue Service audit of tax years 2005 through 2009 which is still in progress, plus current estimated state income tax expense of $74,000 related to mortgage banking operations apportioned to states in which taxes are based on separate company operations.  This was partially offset by current income tax benefit of $736,000 for an intra-period tax allocation between other comprehensive income and loss from continuing operations, and represents an out-of-period adjustment for an error that originated in 2008 and that was corrected during the quarter ended June 30, 2011.  The correction of the error was not material to the year ended December 31, 2011.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 10.1% and 5.1% for the years ended December 31, 2013 and 2012. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month's average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. The Bank's primary and total regulatory liquidity at December 31, 2013 were 47.28% and 54.84%, respectively.

Our primary sources of liquidity are deposits, repayment of loans, sales of loans held for sale, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows, loan prepayments and the origination and sale of loans held for sale are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. Additional sources of liquidity for the purpose of managing long- and short-term cash flows include advances from the Federal Home Loan Bank of Chicago.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2013 and 2012, $429.2 million and $71.5 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the Federal Home Loan Bank of Chicago.  The significant increase in cash and cash equivalents as of December 31, 2013 resulted from $388.7 million received in conjunction with the Company's stock offering.  The proceeds were held as cash and cash equivalents through the January 22, 2014 closing date of the offering.

On October 10, 2007, the Federal Home Loan Bank of Chicago entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Federal Home Loan Bank of Chicago has received approval of the Director of the Office of Supervision of the Federal Housing Finance Board (the "OS Director"). The order also provides that dividend declarations are subject to the prior written approval of the OS Director. We currently hold, at cost, $17.5 million of Federal Home Loan Bank of Chicago stock, all of which we believe we will ultimately be able to recover. During 2011, the Federal Home Loan Bank of Chicago received authorization to resume dividend payments to its members and received authorization to initiate an excess stock repurchase plan. Subject to a quarterly assessment of the Federal Home Loan Bank of Chicago's capacity to repurchase, the stock repurchase plan will allow for the repurchase of member bank's excess stock that they no longer wish to hold.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2013, 2012 and 2011, loan repayments net of loan originations resulted in positive cash flows of $ 16.1 million, $51.0 million and $42.7 million, respectively. The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company's tightened underwriting standards given the current economic conditions. Cash received from the calls, maturities and principal repayments of debt and mortgage related securities and structured notes totaled $43.1 million, $109.2 million and $93.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. We purchased $60.8 million, $134.9 million and $100.0 million in debt and mortgage related securities classified as available for sale during the years ended December 31, 2013, 2012 and 2011, respectively. We sold $921,000, $30.1 million and $3.3 million in available for sale debt and mortgage related securities during the years ended December 31, 2013, 2012 and 2011, respectively.

Deposits increased by $305.2 million, or 32.5%, from December 31, 2012 to December 31, 2013.  The increase in deposits was the result of a $395.3 million increase in money market and savings accounts (including $388.7 million of deposits from the second-step offering) and a $9.1 million, or 10.9%, increase in demand deposits, partially offset by a $99.2 million, or 13.5%, decrease in certificates of deposits.  Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors. The net decrease in deposits was $111.8 million during the year ended December 31, 2012 and $94.2 million for the year ended December 31, 2011.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At December 31, 2013, we had $350.0 million in fixed-rate advances from the Federal Home Loan Bank of Chicago, of which none were due within 12 months, but all of which are putable at the option of the Federal Home Loan Bank of Chicago. The weighted average rate on these advances was 3.88% as of December 31, 2013.

At December 31, 2013, we had outstanding commitments to originate loans of $9.6 million and unfunded commitments under construction loans, lines of credit and standby letters of credit of $34.4 million. At December 31, 2013, certificates of deposit scheduled to mature in less than one year totaled $505.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances or the Federal Reserve Discount Window to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At December 31, 2013, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.  See "Supervision and Regulation—Capital Requirements" and note 9 of the notes to the consolidated financial statements.

The net proceeds from the stock offering will significantly increase our liquidity, capital resources and our regulatory capital ratios. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds from the stock offering, our return on equity will be adversely affected following the stock offering.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2013 and the respective maturity dates.

Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five	Over Five
	Total	Less	Three Years	Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$606,991	606,991	-	-	-
Certificates of deposit (4)	637,750	505,847	96,318	35,562	23
Bank lines of credit (4)	21,197	21,197	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	220,000	130,000	-
Repurchase agreements (2) (4)	84,000	-	-	84,000	-
Operating leases (3)	11,427	2,696	2,852	1,853	4,026
Salary continuation agreements	595	170	340	85	-
Total Contractual Obligations	$1,711,960	1,136,901	319,510	251,500	4,049
_______________
(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest that will accrue on the advances.  All Federal Home Loan Bank advances are callable on a quarterly basis.
(2)  The repurchase agreements are callable on a quarterly basis.
(3)  Represents non-cancellable operating leases for offices and equipment.
(4)  Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2013.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$9,637	9,637	-	-	-
Unused portion of home equity lines of credit (2)	14,699	14,699	-	-	-
Unused portion of construction loans (3)	8,637	8,637	-	-	-
Unused portion of business lines of credit	10,364	10,364	-	-	-
Standby letters of credit	696	696	-	-	-

(1)  Commitments for loans are extended to customers for up to 180 days after which they expire.
(2)  Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)  Unused portions of construction loans are available to the borrower for up to one year.

Impact of Inflation and Changing Prices

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").  GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2013 (unaudited)
Interest income	$16,186	$15,898	$15,533	$15,247
Interest expense	6,040	5,977	5,955	5,686
Net interest income	10,146	9,921	9,578	9,561
Provision for loan losses	1,760	1,200	1,000	572
Net interest income after provision for loan losses	8,386	8,721	8,578	8,989
Total noninterest income	23,033	26,707	21,030	17,029
Total noninterest expense	23,871	27,447	24,416	23,410
Income before income taxes	7,548	7,981	5,192	2,608
Income taxes	2,923	3,054	1,973	671
Net income	$4,625	$4,927	$3,219	$1,937
Income per share – basic	$0.14	$0.14	$0.09	$0.06
Income per share - diluted	$0.13	$0.14	$0.09	$0.06

2012 (unaudited)
Interest income	$18,142	$17,788	$17,274	$16,642
Interest expense	7,716	7,160	6,639	6,386
Net interest income	10,426	10,628	10,635	10,256
Provision for loan losses	3,675	1,425	2,000	1,200
Net interest income after provision for loan losses	6,751	9,203	8,635	9,056
Total noninterest income	15,002	23,252	27,775	25,174
Total noninterest expense	19,515	26,236	27,817	28,570
Income before income taxes	2,238	6,219	8,593	5,660
Income taxes (benefit)	30	41	145	(12,420)
Net income	$2,208	$6,178	$8,448	$18,080
Income per share – basic	$0.06	$0.18	$0.25	$0.53
Income per share - diluted	$0.06	$0.18	$0.25	$0.53

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

General.  The majority of our assets and liabilities are monetary in nature.  Consequently, our most significant form of market risk is interest rate risk.  Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits.  As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, WaterStone Bank's board of directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of directors.  Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least weekly to review our asset/liability policies and interest rate risk position, which are evaluated quarterly.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk: (i) emphasizing variable rate loans including variable rate one- to four-family, and commercial real estate loans as well as three to five year commercial real estate balloon loans; (ii) reducing and shortening the expected average life of the investment portfolio; and (iii) whenever possible, lengthening the term structure of our deposit base and our borrowings from the FHLBC.  These measures should reduce the volatility of our net interest income in different interest rate environments.
Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.
Percentage Increase (Decrease) in Estimated Net Annual Interest Income Over 12 Months

300 basis point gradual rise in rates	10.84%
200 basis point gradual rise in rates	7.27%
100 basis point gradual rise in rates	3.54%
Unchanged rate scenario	0.00%
100 basis point gradual decline in rates (1)	(2.07%)

(1)  Given the current low point in the interest rate cycle, down scenarios in excess of 100 basis points are not meaningful.
WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 20% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 10% to 80% for interest rate movements of 100 to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At December 31, 2013, a 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 3.54% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.07%.  At December 31, 2013, a 100 basis point gradual increase in interest rates had the effect of increasing the economic value of equity by 1.60% while a 100 basis point decrease in rates had the effect of decreasing the economic value of equity by 3.38%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Waterstone Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waterstone Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waterstone Financial, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 21, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Milwaukee, Wisconsin
March 21, 2014

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2013 and 2012

	December 31,
	2013	2012
Assets	(In Thousands, except share data)
Cash	$428,832	37,129
Federal funds sold	93	28,576
Interest-earning deposits in other financial institutions and other short term investments	244	5,764
Cash and cash equivalents	429,169	71,469
Securities available for sale (at fair value)	213,418	205,017
Loans held for sale (at fair value)	97,021	133,613
Loans receivable	1,092,676	1,133,672
Less: Allowance for loan losses	24,264	31,043
Loans receivable, net	1,068,412	1,102,629

Office properties and equipment, net	27,090	26,935
Federal Home Loan Bank stock (at cost)	17,500	20,193
Cash surrender value of life insurance	39,378	38,061
Real estate owned	22,663	35,974
Prepaid expenses and other assets	32,388	27,185
Total assets	$1,947,039	1,661,076

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$93,275	84,140
Money market and savings deposits	513,716	118,453
Time deposits	637,750	736,920
Total deposits	1,244,741	939,513

Short-term borrowings	21,197	45,888
Long-term borrowings	434,000	434,000
Advance payments by borrowers for taxes	2,482	1,672
Other liabilities	30,147	37,369
Total liabilities	1,732,567	1,458,442

Shareholders' equity:
Preferred stock (par value $.01 per share) Authorized - 20,000,000 shares, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 200,000,000 shares in 2013 and 2012 Issued - 34,073,670 in 2013 and 34,072,909 in 2012 Outstanding - 31,349,317 in 2013 and 31,348,556 in 2012	341	341
Additional paid-in capital	110,480	110,490
Retained earnings	151,195	136,487
Unearned ESOP shares	(854)	(1,708)
Accumulated other comprehensive (loss) income, net of taxes	(1,429)	2,285
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders' equity	214,472	202,634
Total liabilities and shareholders' equity	$1,947,039	1,661,076

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2013, 2012 and 2011

	Years ended December 31,
	2013	2012	2011
	(In Thousands, except per share amounts)
Interest income:
Loans	$58,470	64,317	72,269
Mortgage-related securities	1,849	3,278	3,822
Debt securities, federal funds sold and short-term investments	2,545	2,251	3,261
Total interest income	62,864	69,846	79,352
Interest expense:
Deposits	5,215	9,477	15,289
Borrowings	18,443	18,424	17,547
Total interest expense	23,658	27,901	32,836
Net interest income	39,206	41,945	46,516
Provision for loan losses	4,532	8,300	22,077
Net interest income after provision for loan losses	34,674	33,645	24,439
Noninterest income:
Service charges on loans and deposits	1,337	1,331	1,078
Increase in cash surrender value of life insurance	1,076	1,071	1,124
Total other-than-temporary investment losses	-	(190)	(1,479)
Portion of (gain) loss recognized in other comprehensive income (before tax)	-	(23)	1,023
Net impairment losses recognized in earnings	-	(213)	(456)
Mortgage banking income	80,260	87,375	39,845
(Loss) Gain on sale of available for sale securities	(9)	522	53
Other	5,135	1,117	1,585
Total noninterest income	87,799	91,203	43,229
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	68,807	63,507	39,159
Occupancy, office furniture, and equipment	8,165	6,968	6,488
Advertising	3,085	2,647	1,568
Data processing	2,032	1,523	1,400
Communications	1,557	1,277	968
Professional fees	2,386	2,109	1,648
Real estate owned	255	8,746	12,140
FDIC insurance premiums	1,986	3,390	3,814
Other	10,871	11,971	7,394
Total noninterest expenses	99,144	102,138	74,579
Income (loss) before income taxes	23,329	22,710	(6,911)
Income tax expense (benefit)	8,621	(12,204)	562
Net income (loss)	$14,708	34,914	(7,473)
Income (loss) per share:
Basic	$0.43	1.02	(0.22)
Diluted	$0.43	1.02	(0.22)
Weighted average shares outstanding:
Basic	34,185	34,076	33,938
Diluted	34,439	34,194	33,938

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2013, 2012 and 2011

	Years ended December 31,
	2013	2012	2011
	(In Thousands)
Net income (loss)	$14,708	34,914	(7,473)
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available for sale securities arising during the period, net of tax (expense) benefit of $2,436, ($791) and ($1,240) respectively	(3,719)	1,082	(201)
Reclassification adjustment for net gain (loss) on available for sale securities realized during the period, net of tax expense (benefit) of ($4), $124 and ($22), respectively	5	(185)	31
Total other comprehensive (loss) income	(3,714)	897	(170)
Comprehensive income (loss)	$10,994	35,811	(7,643)

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2013, 2012 and 2011

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total Shareholders' Equity
	(In Thousands)
Balances at December 31, 2010	31,250	$340	109,953	109,046	(3,416)	1,558	(45,261)	172,220

Comprehensive income (loss):
Net loss	–	–	–	(7,473)	–	–	–	(7,473)
Other comprehensive income	–	–	–	–	–	(170)	–	(170)
Total comprehensive loss								(7,643)
ESOP shares committed to be released to Plan participants	–	–	(652)	–	854	–	–	202
Stock based compensation	–	–	1,593	–	–	–	–	1,593

Balances at December 31, 2011	31,250	$340	110,894	101,573	(2,562)	1,388	(45,261)	166,372

Comprehensive income (loss):
Net loss	–	–	–	34,914	–	–	–	34,914
Other comprehensive loss:	–	–	–	–	–	897	–	897
Total comprehensive loss								35,811
ESOP shares committed to be released to Plan participants	–	–	(548)	–	854	–	–	306
Stock based compensation	98	1	144	–	–	–	–	145

Balances at December 31, 2012	31,348	$341	110,490	136,487	(1,708)	2,285	(45,261)	202,634

Comprehensive income:
Net income	–	–	–	14,708	–	–	–	14,708
Other comprehensive income:	–	–	–	–	–	(3,714)	–	(3,714)
Total comprehensive income								10,994
ESOP shares committed to be released to Plan participants	–	–	(136)	–	854	–	–	718
Stock based compensation	1	–	126	–	–	–	–	126

Balances at December 31, 2013	31,349	$341	110,480	151,195	(854)	(1,429)	(45,261)	214,472

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011

	Years ended December 31,
	2013	2012	2011
	(In Thousands)
Operating activities:
Net income (loss)	$14,708	34,914	(7,473)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	4,532	8,300	22,077
Provision for depreciation	2,717	2,081	1,842
Deferred income taxes	5,394	(16,895)	(735)
Stock based compensation	126	145	1,593
Net amortization of premium/discount on debt and mortgage related securities	2,203	1,647	635
Amortization of unearned ESOP shares	718	306	202
Amortization of mortgage servicing rights	1,125	389	13
Gain on sale of loans held for sale	(73,548)	(90,171)	(37,667)
Loans originated for sale	(1,751,054)	(1,749,426)	(1,027,346)
Proceeds on sales of loans originated for sale	1,861,194	1,794,268	1,072,863
(Increase) decrease in accrued interest receivable	(352)	612	37
Increase in cash surrender value of life insurance	(1,076)	(1,071)	(1,124)
Decrease in accrued interest on deposits and borrowings	(120)	(372)	(239)
(Decrease) increase in other liabilities	(6,007)	4,796	211
(Decrease) increase in accrued tax payable	(3,119)	(161)	1,282
Loss (gain) on sale of available for sale securities	9	(522)	(53)
Impairment of securities	–	213	456
Net (gain) loss related to real estate owned	(1,415)	6,162	6,052
Gain on sale of mortgage servicing rights	(2,578)	-	-
Other	(1,173)	(3,352)	2,464
Net cash provided by (used in) operating activities	52,284	(8,137)	35,090

Investing activities:
Net decrease in loans receivable	16,133	51,023	42,692
Purchases of:
Debt securities	(44,540)	(19,269)	(85,802)
Mortgage related securities	(16,264)	(115,660)	(14,184)
Premises and equipment, net	(5,360)	(1,674)	(1,021)
Bank owned life insurance	(240)	(240)	(240)
Proceeds from:
Principal repayments on mortgage-related securities	36,952	35,504	31,433
Maturities of debt securities	6,170	71,065	62,115
Sales of debt securities	921	11,798	–
Sales of mortgage-related securities	–	18,291	3,230
Calls of structured notes	–	2,648	–
Sales of foreclosed properties and other assets	27,604	36,580	23,231
Redemption of FHLB stock	2,693	1,459	–
Net cash provided by investing activities	24,069	91,525	61,454

Financing activities:
Net increase (decrease) in deposits	305,228	(111,779)	(94,237)
Net increase (decrease) in short-term borrowings	(24,691)	18,750	4,179
Net increase (decrease) in advance payments by borrowers for taxes	810	730	(1,437)
Net cash provided by (used in) financing activities	281,347	(92,299)	(91,495)
Increase (Decrease) in cash and cash equivalents	357,700	(8,911)	5,049
Cash and cash equivalents at beginning of year	71,469	80,380	75,331
Cash and cash equivalents at end of year	$429,169	71,469	80,380

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax payments	6,265	4,852	69
Interest payments	23,778	28,273	33,076
Noncash investing activities:
Loans receivable transferred to other real estate	13,552	22,282	28,259

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Waterstone Financial, Inc. and subsidiaries (collectively, the "Company"), conform to U.S. generally accepted accounting principles, or ("GAAP"), and are used in preparing and presenting these consolidated financial statements.

(a)      Plan of Conversion and Reorganization
On June 6, 2013, the Board of Directors of Lamplighter Financial, MHC ("MHC") and the Board of Directors of the Waterstone Financial, Inc. ("Waterstone-Federal") adopted a new Plan of Conversion and Reorganization (the "Plan"). Pursuant to the Plan, Waterstone Financial, Inc., a Maryland Corporation, ("New Waterstone") was organized and the MHC converted from the mutual holding company form of organization to the fully public form on January 22, 2014.    As part of the conversion, the MHC's ownership interest of the New Waterstone was offered for sale in a public offering. The existing publicly held shares of the Waterstone-Federal, were exchanged for new shares of common stock of New Waterstone. The exchange ratio ensured that immediately after the conversion and public offering, the public shareholders of the Waterstone-Federal owned the same aggregate percentage of New Waterstone common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering was completed, New Waterstone became the holding company of WaterStone Bank and succeeded to all of the business and operations of Waterstone-Federal and each of Waterstone-Federal and Lamplighter Financial, MHC ceased to exist.
The Plan provided for the establishment of special "liquidation accounts" for the benefit of certain depositors of WaterStoneBank in an amount equal to the greater of the MHC's ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of WaterStone Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Board of Governors of the Federal Reserve System, WaterStone Bank is not permitted to pay dividends on its capital stock to Waterstone Financial, Inc., its sole shareholder, if WaterStone Bank's shareholder's equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts.
Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. Costs of $1.4 million have been incurred related to the conversion as of December 31, 2013, and are included in other assets.
Share amounts have been restated to reflect the completion of our second-step conversion on January 22, 2014 at a conversion ratio of 1.0973 unless noted otherwise.

b)	Nature of Operations

The Company is a one-bank holding company with two operating segments – community banking and mortgage banking.  The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to originate real estate, business and consumer loans.

The Bank provides a full range of financial services to customers through branch locations in southeastern Wisconsin. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The Bank owns a mortgage banking subsidiary that originates residential real estate loans held for sale at various branch offices across the country.  Mortgage banking volume fluctuates widely given movements in interest rates.  Mortgage banking income is reported as a single line item in the statements of operations while mortgage banking expense is distributed among the various noninterest expense lines.  Compensation, payroll taxes and other employee benefits expense varies directly with mortgage banking income.

c)	Principles of Consolidation

The consolidated financial statements include the accounts and operations of Waterstone Financial, Inc. and its wholly owned subsidiary, WaterStone Bank.  The Bank has the following wholly owned subsidiaries: Wauwatosa Investments, Inc. and Waterstone Mortgage Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

d)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the allowance for loan losses, deferred income taxes, valuation of investments, evaluation of other than temporary impairment on investments and valuation of real estate owned. Actual results could differ from those estimates and the current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

e)	Cash and Cash Equivalents

The Company considers federal funds sold and highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

f)	Securities

Available for Sale Securities

At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity.  Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations.  Available for sale securities are carried at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of equity, accumulated other comprehensive income.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities and collateralized mortgage obligations, over the estimated life of the security. Such amortization is included in interest income from securities.  Realized gains or losses on securities sales (using specific identification method) are included in other income.  Declines in value judged to be other than temporary are included in net impairment losses recognized in earnings in the consolidated statements of operations.

Other Than Temporary Impairment

One of the significant estimates related to securities is the evaluation of investments for other than temporary impairment.  The Company assesses  investment securities with unrealized loss positions for other than temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either temporary or other than temporary.  In evaluating other than temporary impairment, management considers the length of time and extent to which the fair value has been less than cost and the expected recovery period of the security, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.  Declines in the fair value of investment securities below amortized cost are deemed to be other than temporary when the Company cannot assert that it will recover its amortized cost basis, including whether the present value of cash flows expected to be collected is less than the amortized cost basis of the security. If it is more likely than not that the Company will be required to sell the security before recovery or if the Company has the intent to sell, an other than temporary impairment write down is recognized in earnings equal to the difference between the security's amortized cost and its fair value.  If it is not more likely than not that the Company will be required to sell the security before recovery and if the Company does not intend to sell, the other than temporary impairment write down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to other factors, which is recognized as a separate component of equity.  Following the recognition of an other than temporary impairment representing credit loss, the book value of an investment less the impairment loss realized becomes the new cost basis.  Because the Company's assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other than temporary impairment exists and, if so, the amount considered other than temporarily impaired, or not impaired, is subjective and, therefore, the timing and amount of other than temporary impairments constitute material estimates that are subjective to significant change.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is carried at cost, which is the amount that the stock is redeemable by tendering to the FHLBC or the amount at which shares can be sold to other FHLBC members.  FHLBC dividends are recognized as income on their ex-dividend date.

g)	Loans Held for Sale

The origination of residential real estate loans is an integral component of the business of the Company. The Company generally sells its originations of long-term fixed interest rate mortgage loans in the secondary market. Gains and losses on the sales of these loans are determined using the specific identification method. The Company generally sells mortgage loans in the secondary market on a servicing released basis, however, servicing is retained when economic conditions so warrant. Mortgage loans originated for sale are generally sold within 45 days after closing.

The Company has elected to carry loans held for sale at fair value.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  The amount by which cost differs from market value is accounted for as a valuation adjustment to the carrying value of the loans.  Changes in value are included in mortgage banking income in the consolidated statements of operations.  The carrying value of loans held for sale included a market valuation adjustment of $2.3 million at December 31, 2013 and $6.0 million at December 31, 2012.

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprise approximately 73% of total mortgage banking noninterest expense.

The value of mortgage loans held for sale and other residential mortgage loan commitments to customers are hedged by utilizing both best efforts and mandatory forward commitments to sell loans to investors in the secondary market. Such forward commitments are generally entered into at the time when applications are taken to protect the value of the mortgage loans from increases in market interest rates during the period held. The Corporation recognizes revenue associated with the expected future cash flows of servicing loans at the time a forward loan commitment is made, as required under Securities and Exchange Commission Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings.

h)	Loans Receivable and Related Interest Income

Loans are classified as held for investment when management has both the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff.  Loans are carried at the principal amount outstanding, net of any unearned income, charge-offs and unamortized deferred fees and costs.  Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan yield. Amortization is based on a level-yield method over the contractual life of the related loans or until the loan is paid in full.

Loan interest income is recognized on the accrual basis.  Accrual of interest is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due more than 90 days with respect to interest or principal. At that time, previously accrued and uncollected interest on such loans is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

A loan is accounted for as a troubled debt restructuring if the Company, for economic reasons related to the borrower's financial condition, grants a concession to the borrower that it would not otherwise consider.  A troubled debt restructuring typically involves a modification of terms such as a reduction of the stated interest rate, a deferral of principal payments or a combination of both for a temporary period of time.  If the borrower was performing in accordance with the original contractual terms at the time of the restructuring, the restructured loan is accounted for on an accruing basis as long as the borrower continues to comply with the modified terms.  If the loan was not accounted for on an accrual basis at the time of restructuring, the restructured loan remains in non-accrual status until the loan returns to its original contractual terms and a positive payment history is established.

i)	Allowance for Loan Losses

The allowance for loan losses is presented as a reserve against loans and represents the Bank's assessment of probable loan losses inherent in the loan portfolio.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Estimated loan losses are charged against the allowance when the loan balance is confirmed to be uncollectible directly or indirectly by the borrower or upon initiation of a foreclosure action by the Bank.  Subsequent recoveries, if any, are credited to the allowance.

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but have not been specifically identified.  The Bank utilizes its own loss history to estimate inherent losses on loans. Although the Bank allocates portions of the allowance to specific loans and loan types, the entire allowance is available for any loan losses that occur.

The Bank evaluates the need for specific valuation allowances on loans that are considered impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Within the loan portfolio, all non-accrual loans and loans modified under troubled debt restructurings have been determined by the Bank to meet the definition of an impaired loan.  In addition, other one- to four-family, over four-family, construction and land, commercial real estate and commercial loans may be considered impaired loans.  A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral.

The Bank also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower's ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors.

The appropriateness of the allowance for loan losses is approved quarterly by the Bank's board of directors. The allowance reflects management's best estimate of the amount needed to provide for the probable loss on impaired loans, as well as other credit risks of the Bank, and is based on a risk model developed and implemented by management and approved by the Bank's board of directors.

Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators periodically review the Bank's allowance for loan losses. Such regulators have the authority to require the Bank to recognize additions to the allowance at the time of their examination.

j)	Real Estate Owned

Real estate owned consists of properties acquired through, or in lieu of, loan foreclosure.  Real estate owned is transferred into the portfolio at the lower of estimated fair value less anticipated selling costs based upon the property's appraised value at the date of transfer or the net carrying value of the loan.  To the extent that the net carrying value of the loan exceeds the estimated fair value of the property at the date of transfer, the excess is charged to the allowance for loan losses.  Subsequent write-downs to reflect current fair market value, as well as gains and losses upon disposition and revenue and expenses incurred in maintaining such properties, are treated as period costs and included in real estate owned in the consolidated statements of operations.

k)	Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and, on a selective basis, retains the right to service the loans sold.  Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities.  Mortgage servicing rights, when purchased, are initially recorded at fair value.  Mortgage servicing rights are amortized over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets, net in the consolidated balance sheets.  To the extent that the Company sells mortgage servicing rights, a gain is recognized for the amount of which sale proceeds exceed the remaining unamortized cost of the servicing rights that were sold.  Gains on sale of mortgage serving rights are included in other noninterest income in the consolidated statements of operations.

l)	Cash Surrender Value of Life Insurance

The Company purchased bank owned life insurance on the lives of certain employees.  The Company is the beneficiary of the life insurance policies.  The cash surrender value of life insurance is reported at the amount that would be received in cash if the polices were surrendered.  Increases in the cash value of the policies and proceeds of death benefits received are recorded in non-interest income.  The increase in cash surrender value of life insurance is not subject to income taxes, as long as the Company has the intent and ability to hold the policies until the death benefits are received.

m)	Office Properties and Equipment

Office properties and equipment, including leasehold improvements and software, are stated at cost, net of depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lease term, if shorter than the estimated useful life. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over their estimated useful lives. Estimated useful lives of the assets are 10 to 30 years for office properties, 3 to 10 years for equipment, and 3 years for software. Rent expense related to long-term operating leases is recorded on the accrual basis.

n)	Income Taxes

The Company and its subsidiaries file consolidated federal and combined state income tax returns. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax returns.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss carry fowards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.

Positions taken in the Company's tax returns may be subject to challenge by the taxing authorities upon examination.  The benefit of uncertain tax positions are initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.   Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

o)	Earnings Per Share

Earnings per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Shares of the Employee Stock Ownership Plan committed to be released are considered outstanding for both common and diluted EPS.  Incentive stock compensation awards granted can result in dilution.

p)	Comprehensive Income

Comprehensive income is the total of reported net income and changes in unrealized gains or losses, net of tax, on securities available for sale.

q)	Employee Stock Ownership Plan (ESOP)

Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released to participants in the ESOP in each respective period.  Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated statements of financial condition at cost as a reduction of shareholders' equity.

r)	Impact of Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-01, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which amended disclosures by requiring improved information about financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. Reporting entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of international financial reporting standards ("IFRS"). Companies were required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those years.  The adoption of this accounting standard did not have a material impact on the Company's results of operation, financial position, or liquidity.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements and was effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this accounting standard did not have a material impact on the Company's results of operation, financial position, or liquidity.

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure."  This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendment requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard to its results of operations, financial position, or liquidity.

In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force)." This ASU permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to US Treasuries (UST) and London Interbank Offered Rate (LIBOR). The amendment also removes the restriction on using different benchmark rates for similar hedges. The amendment applies to all entities that elect to apply hedge accounting of the benchmark interest rate. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits." This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose. In these cases, the unrecognized tax benefit should be presented as a liability. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company is in the process of evaluating the impact of this standard to its existing disclosures and currently does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

2)	Securities

Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities follow:

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$104,462	1,192	(731)	104,923
Collateralized mortgage obligations
Government sponsored enterprise issued	18,946	320	(25)	19,241
Mortgage related securities	123,408	1,512	(756)	124,164

Government sponsored enterprise bonds	18,171	4	(241)	17,934
Municipal securities	61,014	802	(3,023)	58,793
Other debt securities	5,000	160	–	5,160
Debt securities	84,185	966	(3,264)	81,887

Certificates of Deposit	7,350	32	(15)	7,367
	$214,943	2,510	(4,035)	213,418
	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$116,813	2,349	(106)	119,056
Collateralized mortgage obligations
Government sponsored enterprise issued	29,207	373	(1)	29,579
Mortgage related securities	146,020	2,722	(107)	148,635

Government sponsored enterprise bonds	8,000	17	–	8,017
Municipal securities	35,493	2,043	(165)	37,371
Other debt securities	5,000	70	–	5,070
Debt securities	48,493	2,130	(165)	50,458

Certificates of Deposit	5,880	45	(1)	5,924
	$200,393	4,897	(273)	205,017

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2013, $988,000 of the Company's government sponsored enterprise bonds and $99.7 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of December 31, 2013, $1.2 million of municipal securities were pledged as collateral to secure Federal Home Loan Bank advances.

The amortized cost and fair value of securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2013
	Amortized cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$2,611	2,632
Due after one year through five years	33,927	34,318
Due after five years through ten years	22,292	21,134
Due after ten years	32,705	31,170
Mortgage-related securities	123,408	124,164
	$214,943	213,418

Total proceeds and gross gains and losses from sales of investment securities available for sale for each of periods listed below.

	December 31,
	2013	2012	2011
	(In Thousands)
Gross gains	$6	522	53
Gross losses	(15)	-	-
Gains on sale of investment securities, net	$(9)	522	53

Proceeds from sales of investment securities	$921	30,089	3,230

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$45,094	(539)	5,349	(192)	50,443	(731)
Collateralized mortgage obligations
Government sponsored enterprise issued	5,669	(25)	–	–	5,669	(25)
Government sponsored enterprise bonds	15,530	(241)	-	-	15,530	(241)
Municipal securities	37,498	(2,546)	4,708	(477)	42,206	(3,023)
Certificates of Deposit	3,660	(15)	–	–	3,660	(15)
	$107,451	(3,366)	10,057	(669)	117,508	(4,035)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$19,382	(106)	–	–	19,382	(106)
Collateralized mortgage obligations
Government sponsored enterprise issued	1,419	(1)	–	–	1,419	(1)
Municipal securities	9,009	(94)	398	(71)	9,407	(165)
Certificates of Deposit	244	(1)	–	–	244	(1)
	$30,054	(202)	398	(71)	30,452	(273)

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment.  In evaluating whether a security's decline in market value is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, financial condition of the issuer and the underlying obligors, quality of credit enhancements, volatility of the fair value of the security, the expected recovery period of the security and ratings agency evaluations.  In addition the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral.  For certain securities in unrealized loss positions, the Company prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

As of December 31, 2013, the Company identified two municipal securities that were deemed to be other-than-temporarily impaired.  Both securities were issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities.  As of December 31, 2013, these securities had a combined amortized cost of $189,000 and a combined estimated fair value of $215,000.

As of December 31, 2013, the Company had sixteen municipal securities and two mortgage-backed securities which had been in an unrealized loss position for twelve months or longer.  These securities were determined not to be other-than-temporarily impaired as of December 31, 2013.  The Company has determined that the decline in fair value of these  securities is not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the year ended December 31, 2012, two private-label collateralized mortgage obligations, that had been identified as other than temporarily impaired, were sold at a combined gain of $282,000.  At the time of sale, these securities had a combined amortized cost of $18.0 million.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations and municipal securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit related impairments on securities as of December 31, 2011	$2,096
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	100
Increase in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	113
Reduction for sales of securities for which other-than-temporary was previously recognized	(2,209)
Credit related impairments on securities as of December 31, 2012	100
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit related impairments on securities as of December 31, 2013	$100

3)	Loans Receivable

Loans receivable at December 31, 2013 and 2012 are summarized as follows:

	December 31,
	2013	2012
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$413,614	460,821
Over four-family	521,597	514,363
Home equity	35,432	36,494
Construction and land	31,905	33,818
Commercial real estate	71,698	65,495
Consumer	134	132
Commercial loans	18,296	22,549
Total loans receivable	$1,092,676	1,133,672

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company's Milwaukee metropolitan area and while 88.8% of the Company's loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.  In addition, real estate collateralizing $60.3 million or 5.5% of total mortgage loans is located outside of the state of Wisconsin.

Qualifying loans receivable totaling $882.9 million and $801.6 million are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at both December 31, 2013 and December 31, 2012.

An analysis of past due loans receivable as of As of December 31, 2013 and 2012 follows:

	As of December 31, 2013
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$4,994	5,236	17,499	27,729	385,885	413,614
Over four-family	804	1,293	7,743	9,840	511,757	521,597
Home equity	373	205	465	1,043	34,389	35,432
Construction and land	-	39	4,195	4,234	27,671	31,905
Commercial real estate	287	-	357	644	71,054	71,698
Consumer	-	-	-	-	134	134
Commercial loans	-	-	521	521	17,775	18,296
Total	$6,458	6,773	30,780	44,011	1,048,665	1,092,676

	As of December 31, 2012
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$11,745	5,402	29,259	46,406	414,415	460,821
Over four-family	3,543	1,498	18,336	23,377	490,986	514,363
Home equity	416	111	404	931	35,563	36,494
Construction and land	87	-	2,180	2,266	31,552	33,818
Commercial real estate	290	-	668	959	64,536	65,495
Consumer	-	-	-	-	132	132
Commercial loans	-	-	511	511	22,038	22,549
Total	$16,081	7,011	51,358	74,450	1,059,222	1,133,672

(1)	Includes $1.1 million and $2.4 million for December 31, 2013 and 2012, respectively, which are on non-accrual status.
(2)	Includes $5.7 million and $2.8 million for December 31, 2013 and 2012, respectively, which are on non-accrual status.
(3)	Includes $12.9 million and $18.2 million for December 31, 2013 and 2012, respectively, which are on non-accrual status.

As of December 31, 2013 and 2012, there are no loans that are 90 or more days past due and still accruing interest.

A summary of the activity for the years ended December 31, 2013, 2012 and 2011 in the allowance for loan losses follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2013
Balance at beginning of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043
Provision for loan losses	1,479	859	305	1,719	303	(2)	(131)	4,532
Charge-offs	(8,706)	(1,640)	(630)	(1,480)	(160)	-	(8)	(12,624)
Recoveries	957	258	35	51	-	6	6	1,313
Balance at end of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264

Year ended December 31, 2012
Balance at beginning of period	$17,475	8,252	1,998	2,922	941	28	814	32,430
Provision for loan losses	6,149	534	559	(181)	1,500	6	(267)	8,300
Charge-offs	(6,472)	(1,108)	(485)	(1,668)	(1,182)	(4)	(59)	(10,978)
Recoveries	667	56	25	250	-	-	293	1,291
Balance at end of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043

Year ended December 31, 2011
Balance at beginning of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175
Provision for loan losses	12,567	5,331	1,429	1,346	998	9	397	22,077
Charge-offs	(11,553)	(3,996)	(634)	(1,745)	(734)	(10)	(619)	(19,291)
Recoveries	311	40	7	69	6	1	35	469
Balance at end of period	$17,475	8,252	1,998	2,922	941	28	814	32,430

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2013 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$2,631	2,196	862	624	370	-	258	6,941
Allowance related to loans collectively evaluated for impairment	8,918	5,015	945	989	1,032	34	390	17,323

Balance at end of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264

Loans individually evaluated for impairment	$37,064	17,221	1,956	6,527	1,298	17	580	64,663

Loans collectively evaluated for impairment	376,550	504,376	33,476	25,378	70,400	117	17,716	1,028,013
Total gross loans	$413,614	521,597	35,432	31,905	71,698	134	18,296	1,092,676

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2012 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$7,058	3,268	1,033	377	341	-	331	12,408
Allowance related to loans collectively evaluated for impairment	10,761	4,466	1,064	946	918	30	450	18,635

Balance at end of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043

Loans individually evaluated for impairment	$57,467	28,281	2,127	4,470	1,250	24	1,352	94,971

Loans collectively evaluated for impairment	403,354	486,082	34,367	29,348	64,245	108	21,197	1,038,701
Total gross loans	$460,821	514,363	36,494	33,818	65,495	132	22,549	1,133,672

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of December 31, 2013 and 2012:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At December 31, 2013	(In Thousands)
Substandard	$37,060	14,809	2,169	6,576	1,298	17	580	62,509
Watch	14,402	13,108	1,077	1,866	1,401	-	1,120	32,974
Pass	362,152	493,680	32,186	23,463	68,999	117	16,596	997,193
	$413,614	521,597	35,432	31,905	71,698	134	18,296	1,092,676

At December 31, 2012	(In Thousands)
Substandard	$53,242	24,767	2,913	3,705	1,251	23	1,365	87,266
Watch	17,082	14,157	606	2,803	1,234	-	964	36,846
Pass	390,497	475,439	32,975	27,310	63,010	109	20,220	1,009,560
	$460,821	514,363	36,494	33,818	65,495	132	22,549	1,133,672

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers' loan committee review and approval of all loans in excess of $500,000.  In addition, an independent loan review function exists for all loans.  Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans.  To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, over four-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship exceed $1.0 million in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage.  Watch loans have potential weaknesses that deserve management's attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit.  Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged.  These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

The Company's procedures dictate that an updated valuation must be obtained with respect to underlying collateral at the time a loan is deemed impaired.  Updated valuations may also be obtained upon transfer from loans receivable to real estate owned based upon the age of the prior appraisal, changes in market conditions or known changes to the physical condition of the property.

Estimated fair values are reduced to account for sales commissions, broker fees, unpaid property taxes and additional selling expenses to arrive at an estimated net realizable value.  The adjustment factor is based upon the Company's actual experience with respect to sales of real estate owned over the prior two years.  In situations in which we are placing reliance on an appraisal that is more than one year old, an additional adjustment factor is applied to account for downward market pressure since the date of appraisal.  The additional adjustment factor is based upon relevant sales data available for our general operating market as well as company-specific historical net realizable values as compared to the most recent appraisal prior to disposition.

With respect to over-four family income producing real estate, appraisals are reviewed and estimated collateral values are adjusted by updating significant appraisal assumptions to reflect current real estate market conditions.  Significant assumptions reviewed and updated include the capitalization rate, rental income and operating expenses.  These adjusted assumptions are based upon recent appraisals received on similar properties as well as on actual experience related to real estate owned and currently under Company management.

    The following tables present data on impaired loans at December 31, 2013 and 2012.

	As of or for the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Int Paid YTD
Total Impaired with Reserve			(in thousands)
One- to four-family	$12,263	12,674	2,631	411	13,256	577
Over four-family	13,352	13,400	2,196	48	14,047	660
Home equity	1,427	1,427	862	-	1,536	59
Construction and land	3,087	3,087	624	-	3,092	93
Commercial real estate	839	1,324	370	485	1,339	35
Consumer	-	-	-	-	-	-
Commercial	569	569	258	-	570	1
	$31,537	32,481	6,941	944	33,840	1,425

Total Impaired with no Reserve

One- to four-family	$24,801	30,519	-	5,718	30,629	1,080
Over four-family	3,869	4,902	-	1,033	5,431	114
Home equity	529	529	-	-	533	12
Construction and land	3,440	6,133	-	2,693	6,135	62
Commercial real estate	459	523	-	64	524	27
Consumer	17	17	-	-	19	1
Commercial	11	11	-	-	11	1
	$33,126	42,634	-	9,508	43,282	1,297

Total Impaired

One- to four-family	$37,064	43,193	2,631	6,129	43,885	1,657
Over four-family	17,221	18,302	2,196	1,081	19,478	774
Home equity	1,956	1,956	862	-	2,069	71
Construction and land	6,527	9,220	624	2,693	9,227	155
Commercial real estate	1,298	1,847	370	549	1,863	62
Consumer	17	17	-	-	19	1
Commercial	580	580	258	-	581	2
	$64,663	75,115	6,941	10,452	77,122	2,722

The difference between a loan's recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management's assessment that the full collection of the loan balance is not likely.

When a loan is considered impaired, interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

	As of or for the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Int Paid YTD
Total Impaired with Reserve			(in thousands)
One- to four-family	$29,057	29,456	7,058	399	29,768	874
Over four-family	17,397	17,642	3,268	245	18,073	722
Home equity	1,544	1,544	1,033	-	1,615	74
Construction and land	2,316	2,316	377	-	2,316	78
Commercial real estate	813	1,179	341	366	1,748	50
Consumer	-	-	-	-	-	-
Commercial	1,352	1,352	331	-	1,352	42
	$52,479	53,489	12,408	1,010	54,872	1,840

Total Impaired with no Reserve

One- to four-family	$28,410	31,315	-	2,905	31,358	1,175
Over four-family	10,884	11,179	-	295	11,649	549
Home equity	583	749	-	166	755	14
Construction and land	2,154	3,655	-	1,501	3,656	5
Commercial real estate	437	461	-	24	473	12
Consumer	24	24	-	-	24	1
Commercial	-	-	-	-	-	-
	$42,492	47,383	-	4,891	47,915	1,756

Total Impaired

One- to four-family	$57,467	60,771	7,058	3,304	61,126	2,049
Over four-family	28,281	28,821	3,268	540	29,722	1,271
Home equity	2,127	2,293	1,033	166	2,370	88
Construction and land	4,470	5,971	377	1,501	5,972	83
Commercial real estate	1,250	1,640	341	390	2,221	62
Consumer	24	24	-	-	24	1
Commercial	1,352	1,352	331	-	1,352	42
	$94,971	100,872	12,408	5,901	102,787	3,596

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $33.1 million of impaired loans as of December 31, 2013 for which no allowance has been provided, $9.5 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan's net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

The following presents data on troubled debt restructurings:

	As of December 31, 2013
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
One- to four-family	$6,218	13	$11,875	70	$18,093	83
Over four-family	2,710	1	5,314	4	8,024	5
Home equity	-	-	972	3	972	3
Construction and land	1,408	1	833	2	2,241	3
Commercial real estate	-	-	257	2	257	2
	$10,336	15	$19,251	81	$29,587	96

	As of December 31, 2012
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
One- to four-family	$9,921	17	$21,847	95	$31,768	112
Over four-family	3,917	4	20,030	13	23,947	17
Home equity	-	-	986	3	986	3
Construction and land	2,173	2	79	1	2,252	3
Commercial real estate	-	-	668	2	668	2
	$16,011	23	$43,610	114	$59,621	137

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At December 31, 2013, $29.6 million in loans had been modified in troubled debt restructurings and $19.3 million of these loans were included in the non-accrual loan total.  The remaining $10.3 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $2.6 million valuation allowance has been established as of December 31, 2013 with respect to the $29.6 million in troubled debt restructurings.  As of December 31, 2012, $6.4 million in valuation allowance had been established with respect to the $59.6 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status.  If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type at December 31, 2013 and 2012:

	As of December 31, 2013
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forebearance	$15,160	37	3,638	19	18,798	56
Principal forebearance	5,240	5	-	-	5,240	5
Interest reduction	3,317	11	2,232	24	5,549	35
	$23,717	53	5,870	43	29,587	96

	As of December 31, 2012
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forebearance	$26,051	77	2,770	11	28,821	88
Principal forebearance	17,574	11	348	1	17,922	12
Interest reduction	11,984	35	894	2	12,878	37
	$55,609	123	4,012	14	59,621	137

The following presents data on troubled debt restructurings:

	For the Year Ended
	December 31, 2013		December 31, 2012
	Amount	Number	Amount	Number
	(dollars in thousands)		(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$1,682	9	14,821	27
Over four-family	-	-	18,520	8
Home equity	37	1	12	1
Land and construction	-	-	764	1
	$1,719	10	34,117	37

Troubled debt restructuring modified within the past twelve months for which there was a default
One- to four-family	-	-	-	-
	$-	-	-	-

The following table presents data on non-accrual loans:

	As of December 31,
	2013	2012
	(Dollars in Thousands)
Residential
One- to four-family	$30,207	46,467
Over four-family	13,498	23,205
Home equity	1,585	1,578
Construction and land	4,195	2,215
Commercial real estate	938	668
Commercial	521	511
Consumer	17	24
Total non-accrual loans	$50,961	74,668

Total non-accrual loans to total loans, net	4.66%	6.59%
Total non-accrual loans and performing troubled debt restructurings to total loans receivable	5.61%	8.00%
Total non-accrual loans to total assets	2.62%	4.50%

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2013	2012
	(In Thousands)
Land	$6,444	6,836
Office buildings and improvements	27,634	29,652
Furniture and equipment	15,195	12,347
	49,273	48,835
Less accumulated depreciation	(22,183)	(21,900)
	$27,090	26,935

Depreciation of premises and equipment totaled $2.7 million, $2.1 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company and certain subsidiaries are obligated under non-cancelable operating leases for other facilities and equipment.  Rent and equipment lease expense totaled $3.3 million, $2.8 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The appropriate minimum annual commitments under all non-cancelable lease agreements as of December 31, 2013 are as follows:

Operating leases
(In Thousands)
Within one year	$2,696
One to two years	1,558
Two to three years	1,295
Three to four years	1,009
Four through five years	844
After five years	4,025
Total	$11,427

5)	Real Estate Owned

Real estate owned is summarized as follows:

	December 31,
	2013	2012
	(In Thousands)
One- to four-family	$12,980	17,353
Over four-family	3,040	9,890
Construction and land	6,258	7,029
Commercial real estate	385	1,702
	$22,663	35,974

The following table presents the activity in real estate owned:

	Year Ended December 31,
	2013	2012
	(In Thousands)
Real estate owned at beginning of period	$35,974	56,670
Transferred in from loans receivable	13,552	22,282
Sales	(25,734)	(35,159)
Write downs	(1,382)	(7,562)
Other activity	253	(257)
Real estate owned at end of period	$22,663	35,974

6)	Mortgage Servicing Rights

The following table presents the activity related to the Company's mortgage servicing rights:

	Year ended December 31,
	2013	2012
	(In Thousands)
Mortgage servicing rights at beginning of the period	$3,220	$198
Additions	4,077	3,411
Amortization	(1,125)	(389)
Sales	(2,795)	-
Mortgage servicing rights at end of the period	3,377	3,220
Valuation allowance at end of period	-	-
Mortgage servicing rights at the end of the period, net	$3,377	$3,220

During the twelve months ended December 31, 2013, $1.8 billion in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $1.9 billion, generating mortgage banking income of $80.3 million. The unpaid principal balance of loans serviced for others was $563.7 million and $635.8 million at December 31, 2013 and December 31, 2012 respectively. These loans are not reflected in the consolidated statements of financial condition.

During the twelve months ended December 31, 2013, the Company sold mortgage servicing rights related to $541.6 million in loans receivable and with a book value of $2.8 million for $5.4 million resulting in a gain on sale of $2.6 million. There were no comparable transactions in prior periods.

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2013 for the periods indicated:

		(In Thousands)
Estimate for the years ended December 31:	2014	$770
2015		670
2016		569
2017		470
2018		369
Thereafter		529
Total		$3,377

7)	Deposits

At December 31, 2013 and 2012, time deposits with balances greater than $100,000 amounted to $165.9 million and $193.6 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2013	2012	2011
	(In Thousands)
Interest-bearing demand deposits	$13	23	30
Money market and savings deposits	132	272	369
Time deposits	5,070	9,182	14,890
	$5,215	9,477	15,289

A summary of the contractual maturities of time deposits at December 31, 2013 is as follows:

(In Thousands)
Within one year	$505,847
One to two years	86,826
Two to three years	9,491
Three to four years	25,846
Four through five years	9,740
$637,750

The Company's subscription offering related to its second step conversion closed on December 17, 2013. As a result, money market and savings deposits at December 31, 2013 include $388.7 million in proceeds from the offering. Of the total proceeds, $253.0 million is reserved for the purchase of common stock and remaining funds are to be returned to subscribers upon completion of the conversion.

8)	Borrowings

Borrowings consist of the following:

	December 31, 2013		December 31, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short-term repurchase agreements	$21,197	3.19%	45,888	3.09%

Federal Home Loan Bank advances maturing:
2016	220,000	4.34%	220,000	4.34%
2017	65,000	3.19%	65,000	3.19%
2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing:
2017	84,000	3.96%	84,000	3.96%
	$455,197	3.86%	479,888	3.82%

The short-term repurchase agreements represent the outstanding portion of a total $90.0 million commitment with two unrelated banks.  The short-term repurchase agreements are utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  These agreements are secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed.  The first of short-term repurchase agreements has an outstanding balance of $17.5 million, a rate of 3.17% and a total commitment of $40.0 million at December 31, 2013.  The second short-term repurchase agreement has an outstanding balance of $3.7 million, a rate of 3.30% and a total commitment of $50.0 million at December 31, 2013.

The $220.0 million in advances due in 2016 consist of eight advances with fixed rates ranging from 4.01% to 4.82% callable quarterly until maturity.

The $65.0 million in advances due in 2017 consist of three advances with fixed rates ranging from 3.09% to 3.46% callable quarterly until maturity.

The $65.0 million in advances due in 2018 consist of three advances with fixed rates ranging from 2.73% to 3.11% callable quarterly until maturity.

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $100.6 million at December 31, 2013.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 75% of the carrying value of unencumbered one- to four-family mortgage loans, 40% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $17.5 million at December 31, 2013 and $20.2 million at December 31, 2012. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

9)	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements, or overall financial performance deemed by the regulators to be inadequate, can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

Effective December 11, 2012, the WDFI and the Federal Deposit Insurance Corporation terminated a consent order originally agreed to by WaterStone Bank on November 25, 2009 and replaced it with a memorandum of understanding.  The memorandum of understanding required, among other things, maintenance of a minimum Tier I capital ratio of 8.0% and a minimum Total risk based capital ratio of 12.0%.  The memorandum of understanding was subsequently terminated by the WDFI and the Federal Deposit Insurance Corporation effective November 4, 2013.  The Company and its subsidiaries were in full compliance with all regulatory orders throughout the term of each order.

As of December 31, 2013 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for the Bank as of December 31, 2013 and 2012 are presented in the table below:

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
WaterStone Bank
Total capital (to risk-weighted assets)	$219,146	21.67%	80,887	8.00%	101,109		10.00%
Tier I capital (to risk-weighted assets)	206,364	20.41%	40,443	4.00%	60,665		6.00%
Tier I capital (to average assets)	206,364	12.48%	66,161	4.00%	82,701		5.00%
State of Wisconsin (to total assets)	206,364	10.65%	116,252	6.00%	N/	A	N/	A

	December 31, 2012
WaterStone Bank
Total capital (to risk-weighted assets)	$199,098	17.34%	91,844	8.00%	114,806		10.00%
Tier I capital (to risk-weighted assets)	184,542	16.07%	45,922	4.00%	68,883		6.00%
Tier I capital (to average assets)	184,542	11.13%	66,312	4.00%	82,890		5.00%
State of Wisconsin (to total assets)	184,542	11.15%	99,305	6.00%	N/	A	N/	A

10)	Stock Based Compensation

Stock-Based Compensation Plan

In 2006, the Company's shareholders approved the 2006 Equity Incentive Plan.  All stock awards granted under this plan vest over a period of five years and are required to be settled in shares of the Company's common stock.  The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised.  All restricted stock grants are issued from previously unissued shares.

Accounting for Stock-Based Compensation Plan

The fair value of stock options granted is estimated on the grant date using a Black-Scholes pricing model.   The fair value of restricted shares is equal to the quoted NASDAQ market close price on the date of grant.  The fair value of stock grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants.  Compensation expense is included in compensation, payroll taxes and other employee benefits in the consolidated statements of income.

Assumptions are used in estimating the fair value of stock options granted.  The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the SEC simplified approach to calculating expected term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the actual volatility of Waterstone Financial, Inc. stock from the original date of issue, October 4, 2005.  The following assumptions were used in estimating the fair value of options granted in the year ended 2012.  There were no options granted during the years ended December 31, 2013 or 2011.

2012
Dividend Yield	0.00%
Risk-free interest rate	0.25%
Expected volatility	74.53%
Weighted average expected life	6.5 years
Weighted average per share value of options	$1.25

The Company estimates potential forfeitures of stock grants and adjusts compensation expense recorded accordingly.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of the Company's stock option activity for the years ended December 31, 2013, 2012 and 2011 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Years Remaining in Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding December 31, 2010	880,583	$14.99	6.34	-
Options exercisable at December 31, 2010	489,944	15.99	6.04	-

Granted	-	-		-
Exercised	-	-		-
Forfeited	(10,973)	15.64		-
Outstanding December 31, 2011	869,610	14.88	5.37	-
Options exercisable at December 31, 2011	657,282	15.75	5.12	-

Granted	279,811	1.85		-
Exercised	(3,291)	4.24		9
Forfeited	(26,335)	8.14		(72)
Outstanding December 31, 2012	1,119,795	11.95	5.69	1,622
Options exercisable at December 31, 2012	816,939	15.12	4.31	80

Granted	-	-		-
Exercised	(1,097)	1.72		(9)
Forfeited	(19,751)	4.63		(112)
Outstanding December 31, 2013	1,098,947	12.11	4.18	2,744
Options exercisable at December 31, 2013	870,707	14.23	3.28	636

The following table summarizes information about the Company's nonvested stock option activity for the years ended December 31, 2013 and 2012:

Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2011	212,327	$4.84
Granted	279,811	1.22
Vested	(173,922)	5.27
Forfeited	(15,362)	1.21
Nonvested at December 31, 2012	302,854	1.35

Nonvested at December 31, 2012	302,854	$1.35
Granted	-	-
Vested	(62,546)	1.41
Forfeited	(12,070)	1.36
Nonvested at December 31, 2013	228,238	1.33

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  During the year ended December 31, 2013, no  options were granted, 19,751 were forfeited, of which 7,681 were vested and 1,097 shares were exercised.  During the year ended December 31, 2012, 279,811 options were granted, 26,335 were forfeited, of which 10,973 were vested.  During the year ended December 31, 2011, no options were granted and 10,973 were forfeited, of which 8,779 were vested.  Expense for the stock options granted of $81,000, $94,000 and $745,000 was recognized during the years ended December 31, 2013, 2012 and 2011, respectively.  At December 31, 2013, the Company had $222,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 28 months.

The following table summarizes information about the Company's restricted stock shares activity for the years ended December 31, 2013 and 2012:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	57,279	$15.14
Granted	109,730	1.72
Vested	(53,987)	15.71
Forfeited	(2,195)	4.24
Nonvested at December 31, 2012	110,827	1.79

Nonvested at December 31, 2012	110,827	1.79
Granted	-	-
Vested	(23,043)	2.09
Forfeited	-	-
Nonvested at December 31, 2013	87,784	1.72

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  During the year ended December 31, 2013, no shares of restricted stock were granted and no shares were forfeited.  During the year ended December 31, 2012, 109,730 shares of restricted stock were granted and 2,195 were forfeited.  During the year ended December 31, 2011, no shares of restricted stock were awarded and no shares were forfeited.  Expense for the restricted stock awards of $45,000, $51,000 and $848,000 was recorded for the years ended December 31, 2013, 2012 and 2011, respectively.  At December 31, 2013, the Company had $113,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period 36 months.

11)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank's Plan.  Waterstone Mortgage employees over 21 years of age are eligible to participate in its Plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made matching contributions of $486,000 and $70,000 to the Plans during the years ended December 31, 2013 and 2012, respectively.  No contribution was made during the year ended December 31, 2011.

The Company has a nonqualified salary continuation plan for one former employee. This agreement provides for payments of specific amounts over a 10-year period subsequent to the employee's retirement. The deferred compensation liability was accrued ratably to the employee's respective normal retirement date. Payments made to the retired employee reduce the liability.  As of December 31, 2013 and 2012, approximately $535,000 and $687,000 was accrued related to this plan. This agreement is funded by a life insurance policy with a death benefit of $6.7 million and a cash surrender value of $3.6 million and $3.3 million at December 31, 2013 and 2012, respectively. The former employee has no interest in this policy.  There was no expense for compensation under this agreement during the years ended December 31, 2013, 2012 and 2011.

12)	Employee Stock Ownership Plan

All employees are eligible to participate in the WaterStone Bank Employee Stock Ownership Plan (the "Plan") after they attain twenty one years of age and complete twelve consecutive months of service in which they work at least 1,000 hours of service.  During the year ended December 31, 2005, the Plan borrowed $8.5 million from the Company and purchased 835,610 shares of common stock of the Company in the open market.  The Plan debt is secured by shares of the Company.  The Company has committed to make annual contributions to the Plan necessary to repay the loan, including interest.  The loan is scheduled to be repaid in ten annual installments through the year ended December 31, 2015.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-tenth of the shares are scheduled to be released annually as shares are earned over a period of ten years, beginning with the period ended December 31, 2005.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as "Unearned ESOP shares" in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $719,000, $306,000 and $202,000, respectively for the years ended December 31, 2013, 2012 and 2011.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, is as follows:

	2013	2012
Beginning ESOP shares	167,122	250,683
Shares committed to be released	(83,561)	(83,561)
Unreleased shares	83,561	167,122

Fair value of unreleased shares (in thousands)	$845	1,188

13)	Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2013, 2012 and 2011 consists of the following:

	Years ended December 31,
	2013	2012	2011
	(In Thousands)
Current:
Federal	$2,842	4,256	1,216
State	385	435	81
	3,227	4,691	1,297
Deferred:
Federal	3,861	(12,664)	(590)
State	1,533	(4,231)	(145)
	5,394	(16,895)	(735)
Total	$8,621	(12,204)	562

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2013, 2012 and 2011 as follows:

	Years ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Income (loss) before income taxes	$23,329	22,710	(6,911)
Tax at Federal statutory rate (35%)	8,165	7,949	(2,419)
Add (deduct) effect of:
State income taxes net of Federal income tax benefit (expense)	1,246	(2,467)	(41)
Cash surrender value of life insurance	(376)	(375)	(393)
Non-deductible ESOP and stock option expense	(62)	103	119
Tax-exempt interest income	(392)	(185)	(254)
Reversal of federal valuation allowance on deferred taxes	-	(17,008)	2,921
Intra-period tax allocation between other comprehensive income and loss from operations	-	-	(591)
Increase in tax exposure reserve	-	(184)	1,216
Other	40	(37)	4
Income tax provision (benefit)	8,621	(12,204)	562
Effective tax rate	37.0%	(53.7%)	(8.1%)

Deferred tax asset valuation allowances originally established in 2008 were fully reversed at December 31, 2012.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods, while examples of negative evidence may include the cumulative losses in the current year and prior two years and general business and economic trends.  In addition, general uncertainty surrounding future economic and business conditions increased the potential volatility and uncertainty of projected earnings.  At December 31, 2011, the Company determined a valuation allowance was necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during the period.  Cummulative pretax income, the existence of taxes paid and available for carry back in future years, applicable tax planning strategies and general economic conditions resulted in the conclusion that as of December 31, 2013 and 2012, it is more likely than not that net deferred tax assets will be realized in future periods.

The income tax provision for 2011 includes a federal and state tax benefit of $736,000 due to an intra-period tax allocation between other comprehensive income and loss from continuing operations representing an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the quarter ended June 30, 2011.  The correction of the error was not material to the year ended December 31, 2011.  The impact of this error to all prior periods was not deemed to be material.

The significant components of the Company's net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2013 and 2012:

	December 31,
	2013	2012
Gross deferred tax assets:	(In Thousands)
Fixed Assets	$46	653
Compensation agreements	210	277
Restricted stock and stock options	991	935
Allowance for loan losses	9,523	12,316
Repurchase reserve for loans sold	122	357
Real estate owned	2,401	4,005
Nonaccrual interest	1,390	1,609
Capital loss carryforward	467	–
State NOL carryforward	508	817
Unrealized loss on securities available for sale, net	598	–
Other	291	426
Total gross deferred tax assets	16,547	21,395
Gross deferred tax liabilities:
Unrealized gain on securities available for sale, net	–	(1,834)
Mortgage servicing rights	(1,365)	(1,278)
FHLB stock	(736)	(858)
Deferred loan fees	(622)	(639)
Deferred liabilities	(2,723)	(4,609)
Net deferred tax assets	$13,824	16,786

The Company had a Federal NOL carry forward at December 31, 2011 which was fully utilized in 2012.  The Company has a Wisconsin NOL carry forward of $9.9 million at December 31, 2013 which will begin to expire in 2028.  The Company has a capital loss carry forward of $1.2 million which will expire if unused as of December 31, 2016.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2013 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and combined state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
	(In Thousands)
Balance at January 1	$71	2,004
Increases related to prior year tax positions	-	13
Increases related to current year tax positions	-	2
Decreases related to prior year tax positions	(71)	(1,948)
Balance at December 31	$-	71

The Internal Revenue Service (IRS) commenced an examination of the Company's income tax returns for 2005 through 2009 in the first quarter of 2010.  In the fourth quarter of 2011, the IRS proposed significant adjustments related to the Company's deduction of expenses related to real estate owned and acquired through foreclosure, loan loss charge-offs and state tax deductions.  All of these significant proposed adjustments are timing differences which resulted in current tax expense offset by deferred tax benefit to be realized in future periods.  In the second quarter of 2012, a payment of $982,000 was made towards the proposed IRS adjustment.  Final consideration of the case was given by the Joint Committee on Taxation of the United States Department of the Treasury in 2013 and during the year ended December 31, 2013 all remaining previously unrecognized tax benefits have been recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2011, the Company recognized $241,000 in interest which was accrued for as of December 31, 2011.  The Company recognized no interest or penalties during the years ended December 31, 2013 and 2012.  The Company had an accrual for the payment of interest and penalties of $53,000 at December 31, 2012, $241,000 at December 31, 2011 and zero at December 31, 2013.

14)  Offsetting of Assets and Liabilities

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. In addition, the Company enters into agreements under which it sells loans held for sale subject to an obligation to repurchase the same loans. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of assets. The obligation to repurchase the assets is reflected as a liability in the Company's consolidated statements of condition, while the securities and loans held for sale underlying the repurchase agreements remain in the respective investment securities and loans held for sale asset accounts. In other words, there is no offsetting or netting of the investment securities or loans held for sale assets with the repurchase agreement liabilities. One of the Company's two short-term repurchase agreements and all of the Company's long-term repurchase agreements are subject to master netting agreements, which sets forth the rights and obligations for repurchase and offset. Under the master netting agreement, the Company is entitled to set off the collateral placed with a single counterparty against obligations owed to that counterparty.

The following table presents the liabilities subject to an enforceable master netting agreement as of December 31, 2013 and December 31, 2012.

	Gross Recognized Liabililities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In thousands)
December 31, 2013
Repurchase Agreements
Short-term	$17,526	-	17,526	17,526	-
Long-term	84,000	-	84,000	84,000	-
	$101,526	-	101,526	101,526	-

December 31, 2012
Repurchase Agreements
Short-term	$38,090	-	38,090	38,090	-
Long-term	84,000	-	84,000	84,000	-
	$122,090	-	122,090	122,090	-

15)	Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

	December 31,
	2013	2012
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans	$9,637	20,836
Commitments to extend credit under home equity lines of credit	14,699	17,628
Unused portion of construction loans	8,637	5,502
Unused portion of business lines of credit	10,364	10,967
Standby letters of credit	696	736

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral obtained generally consists of mortgages on the underlying real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds mortgages on the underlying real estate as collateral supporting those commitments for which collateral is deemed necessary.

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2013 and 2012.

16)	Derivative Financial Instruments

In connection with its mortgage banking activities, the Company enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates.   Mortgage banking derivatives include interest rate lock commitments provided to customers to fund mortgage loans to be sold in the secondary market and forward commitments for the future delivery of such loans.  It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale.  The Company's mortgage banking derivatives have not been designated as being a hedge relationship.  These instruments are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of ASC 815.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company does not use derivatives for speculative purposes.

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At December 31, 2013, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $128.0 million and interest rate lock commitments with an aggregate notional amount of $100.4 million.  The fair value of the mortgage derivatives at December 31, 2013 included a gain of $1.2 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

In determining the fair value of its derivative loan commitments, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.  The fair value of these commitments is recorded on the consolidated statements of financial condition with the changes in fair value recorded as a component of mortgage banking income.

17)	Fair Values Measurements

ASC Topic 820, "Fair Value Measurements and Disclosures" defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This accounting standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. The standard also emphasizes that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, this accounting standard establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

Level 1 inputs - In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2 inputs - Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs - Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Available for sale securities
Mortgage-backed securities	$104,923	-	104,923	-
Collateralized mortgage obligations
Government sponsored enterprise issued	19,241	-	19,241	-
Government sponsored enterprise bonds	17,934	-	17,934	-
Municipal securities	58,793	-	58,793	-
Other debt securities	5,160	5,160	-	-
Certificates of deposit	7,367	-	7,367	-
Loans held for sale	97,021	-	97,021	-
Mortgage banking derivative assets	1,189	-	-	1,189

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Available for sale securities
Mortgage-backed securities	$119,056	-	119,056	-
Collateralized mortgage obligations
Government sponsored enterprise issued	29,579	-	29,579	-
Government sponsored enterprise bonds	8,017	-	8,017	-
Municipal securities	37,371	-	37,371	-
Other debt securities	5,070	5,070	-	-
Certificates of deposit	5,924	-	5,924	-
Loans held for sale	133,613	-	133,613	-
Mortgage banking derivative assets	1,668	-	-	1,668
Mortgage banking derivative liabilities	249	-	-	249

The following summarizes the valuation techniques for assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

Available for sale securities – The Company's investment securities classified as available for sale include: mortgage-backed securities, collateralized mortgage obligations, government sponsored enterprise bonds, municipal securities and other debt securities. The fair value of mortgage-backed securities, collateralized mortgage obligations and government sponsored enterprise bonds are determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model.  Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities, prepayment models and bid/offer market data.  For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread.  These model and matrix measurements are classified as Level 2 and Level 3 in the fair value hierarchy.  The fair value of municipal securities is determined by a third party valuation source using observable market data utilizing a multi-dimensional relational pricing model.  Standard inputs to this model include observable market data such as benchmark yields, reported trades, broker quotes, rating updates and issuer spreads.  These model measurements are classified as Level 2 in the fair value hierarchy.  The fair value of other debt securities, which includes a trust preferred security issued by a financial institution, is determined through quoted prices in active markets and is classified as Level 1 in the fair value hierarchy.

Loans held for sale – The Company carries loans held for sale at fair value under the fair value option model.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the secondary market, principally from observable prices for forward sale commitments.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Mortgage banking derivatives - Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors.  The Company utilizes a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment and then multiplying by quoted investor prices.  The Company also utilizes a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.  While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that one or more of the inputs significant in the valuation of both of the mortgage banking derivatives fall within Level 3 of the fair value hierarchy.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2013 and 2012.

	Available for sale securities	Mortgage banking derivatives, net
	(In Thousands)
Balance at December 31, 2011	$18,451	527

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	1,023	-
Other than temporary impairment included in net loss	(113)	-
Principal repayments	(1,352)	-
Net accretion of discount/amortization of premium	(18,009)	-
Mortgage derivative gain, net	-	892
Balance at December 31, 2012	-	1,419

Transfer into level 3	-	-
Mortgage derivative gain, net	-	(230)
Balance at December 31, 2013	$-	1,189

Prior to December 31, 2012, level 3 available-for-sale securities included two corporate collateralized mortgage obligations.  The market for these securities was not active as of December 31, 2011.  As such, the Company valued these securities based on the present value of estimated future cash flows.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$24,596	-	-	24,596
Real estate owned	22,663	-	-	22,663

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$40,071	-	-	40,071
Real estate owned	35,974	-	-	35,974
_________
(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2013, loans determined to be impaired with an outstanding balance of $31.5 million were carried net of specific reserves of $6.9 million for a fair value of $24.6 million.  At December 31, 2012, loans determined to be impaired with an outstanding balance of $52.5 million were carried net of specific reserves of $12.4 million for a fair value of $40.1 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the fair value of real estate owned totaled $1.4 million and $7.6 million during the year ended December 31, 2013 and 2012, respectively and are recorded in real estate owned expense. At December 31, 2013 and December 31, 2012, real estate owned totaled $22.7 million and $36.0 million, respectively.

Mortgage servicing rights - The Company utilizes a discounted cash flow model to estimate the fair value of mortgage servicing rights. The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics related to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue and costs to service. The Company periodically reviews and assesses the underlying assumptions used in the model.  In addition, the Company compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy. The Company records the mortgage servicing rights at the lower of amortized cost or fair value. At December 31, 2013 and 2012, there was no impairment identified for mortgage servicing rights, therefore mortgage servicing rights were not recorded at fair value on a non-recurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant Unobservable Input Value
	December 31, 2013	Valuation Technique	Unobservable Inputs	Minimum Value	Maximum Value
Mortgage banking derivatives	$1,189	Pricing models	Pull through rate	69.3%	100.0%
Impaired loans	24,596	Market approach	Discount rates applied to appraisals	15.0%	30.0%
Real estate owned	22,663	Market approach	Discount rates applied to appraisals	5.0%	89.0%
Mortgage servicing rights	5,829	Pricing models	Prepayment rate	7.1%	18.0%
			Discount rate	10.0%	10.0%
			Cost to service	$65.00	$65.00
___________

The significant unobservable input used in the fair value measurement of the Company's mortgage banking derivatives, including interest rate lock commitments, is the loan pull through rate.  This represents the percentage of loans currently in a lock position which the Company estimates will ultimately close.  Generally, the fair value of an interest rate lock commitment will be positively (negatively) impacted when the prevailing interest rate is lower (higher) than the interest rate lock commitment.  Generally, an increase in the pull through rate will result in the fair value of the interest rate lock increasing when in a gain position, or decreasing when in a loss position.  The pull through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.  The pull through rate is computed using historical data and the ratio is periodically reviewed by the Company.

The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and real estate owned included in the above table primarily relate to discounting criteria applied to independent appraisals received with respect to the collateral.  Discounts applied to the appraisals are dependent on the vintage of the appraisal as well as the marketability of the property.  The discount factor is computed using actual realization rates on properties that have been foreclosed upon and liquidated in the open market.

The significant unobservable inputs used in the fair value measurement or mortgage servicing rights include the prepayment rate, discount rate and cost to service.  The prepayment rate represents the assumed rate of prepayment of the outstanding principal balance of the underlying mortgage notes. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they will generally move in opposite directions.

Fair value information about financial instruments follows, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts and fair values of the Company's financial instruments consist of the following at December 31, 2013 and December 31, 2012:

	December 31, 2013					December 31, 2012
	Carrying amount	Fair Value				Carrying amount	Fair value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$429,169	429,169	429,169	-	-	71,649	71,469	71,469	-	-
Securities available-for-sale	213,418	213,418	5,160	208,258	-	205,017	205,017	5,070	199,947	-
Loans held for sale	97,021	97,021	-	97,021	-	133,613	133,613	-	133,613	-
Loans receivable	1,092,676	1,117,959	-	-	1,117,959	1,133,672	1,148,107	-	-	1,148,107
FHLB stock	17,500	17,500	-	17,500	-	20,193	20,193	-	20,193	-
Cash surrender value of life insurance	39,378	39,378	39,378	-	-	38,061	38,061	38,061	-	-
Real estate owned	22,663	22,663	-	-	22,663	35,974	35,974	-	-	35,974
Accrued interest receivable	3,804	3,804	3,804	-	-	3,452	3,452	3,452	-	-
Mortgage Servicing Rights	3,377	5,829	-	-	5,829	3,220	4,070	-	-	4,070
Mortgage banking derivative assets	1,189	1,189	-	-	1,189	1,668	1,668	-	-	1,668

Financial Liabilities
Deposits	1,244,741	1,246,541	606,991	639,550	-	939,513	942,118	202,593	739,525	-
Advance payments by borrowers for taxes	2,482	2,482	2,482	-	-	1,672	1,672	1,672	-	-
Borrowings	455,197	491,053	21,197	469,856	-	479,888	537,299	-	537,299	-
Accrued interest payable	1,595	1,595	1,595	-	-	1,715	1,715	1,715	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	249	249	-	-	249

Other Financial Instruments
Stand-by letters of credit	-	-	-	-	-	5	5	-	-	5

The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents is a reasonable estimate of fair value for these short-term instruments.

Securities

The fair value of securities is determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model.  Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities and bid/offer market data.  For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread.  Prepayment models are used for mortgage related securities with prepayment features.

Loans Held for Sale

Fair value is estimated using the prices of the Company's existing commitments to sell such loans and/or the quoted market price for commitments to sell similar loans.

Loans Receivable

Loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at fair value.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  With respect to loans that are not considered to be impaired, fair value is estimated by discounting the future contractual cash flows using discount rates that that reflect a current rate offered to borrowers of similar credit standing for the remaining term to maturity.  This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 and generally produces a higher fair value.

FHLB Stock

For FHLB stock, the carrying amount is the amount at which shares can be redeemed with the FHLB and is a reasonable estimate of fair value.

Cash Surrender Value of Life Insurance

The carrying amounts reported in the consolidated statements of financial condition for the cash surrender value of life insurance approximate those assets' fair values.

Deposits and Advance Payments by Borrowers for Taxes

The fair values for interest-bearing and noninterest-bearing negotiable order of withdrawal accounts, savings accounts, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar remaining maturities to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit. The advance payments by borrowers for taxes are equal to their carrying amounts at the reporting date.

Borrowings

Fair values for borrowings are estimated using a discounted cash flow calculation that applies current interest rates to estimated future cash flows of the borrowings.

Accrued Interest Payable and Accrued Interest Receivable

For accrued interest payable and accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit is not material at December 31, 2013 and 2012.

Mortgage Banking Derivative Assets and Liabilities

Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors.  The Company utilizes a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment, and then multiplying by quoted investor prices.  The Company also utilizes a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.  On the Company's Consolidated Statements of Condition, instruments that have a positive fair value are included in prepaid expenses and other assets, and those instruments that have a negative fair value are included in other liabilities.

18)	Earnings (Loss) Per Share

Earnings per share are computed using the two-class method.  Basic earnings (loss) per share is computed by dividing net income (loss) allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company's common stock.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings per share only.  Unvested restricted stock and stock options totaling 87,784 and 228,238 shares for the year ended December 31, 2013 and 110,827 and 302,854 shares for the year ended December 31, 2012 and 57,279 and 212,327 shares for the year ended December 31, 2011 are antidilutive and are excluded from the loss per share calculation.  Presented below are the calculations for basic and diluted earnings loss per share.

	For the year ended December 31,
	2013	2012	2011
	(In Thousands, except per share amounts)
Net income (loss)	14,708	34,914	(7,473)
Net income available to unvested restricted stockholders	38	113	-
Net income (loss) available to common stockholders	$14,670	34,801	(7,473)

Weighted average shares outstanding	34,185	34,076	33,938
Effect of dilutive potential common shares	254	118	-
Diluted weighted average shares outstanding	34,439	34,194	33,938

Basic income (loss) per share	$0.43	1.02	(0.22)
Diluted income (loss) per share	$0.43	1.02	(0.22)

19)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2013	2012
	(In Thousands)
Assets
Cash and cash equivalents	$349	337
Securities available for sale (at fair value)	5,160	5,070
Investment in subsidiaries	205,776	195,451
Other assets	3,276	1,926
Total Assets	$214,561	202,784

Liabilities and shareholders' equity
Liabilities:
Other liabilities	89	150
Shareholders' equity
Preferred Stock (par value $.01 per share), Authorized - 20,000,000 shares, no shares issued	-	-
Common stock (par value $.01 per share), Authorized - 200,000,000 shares in 2013 and 2012, Issued - 34,073,670 in 2013 and 34,072,909 in 2012, Outstanding - 31,349,317 in 2013 and 31,348,556 in 2012	341	341
Additional paid-in-capital	110,480	110,490
Retained earnings	151,195	136,487
Unearned ESOP shares	(854)	(1,708)
Treasury stock (2,724,353 shares), at cost	(45,261)	(45,261)
Accumulated other comprehensive (loss) income (net of taxes)	(1,429)	2,285
Total shareholders' equity	214,472	202,634
Total liabilities and shareholders' equity	$214,561	202,784

Statements of Operations

	For the year ended December 31,
	2013	2012	2011
	(In Thousands)

Interest income	$586	644	669
Equity in income (loss) of subsidiaries	14,468	33,448	(8,250)
Total income (loss)	15,054	34,092	(7,581)

Compensation	(118)	(523)	(605)
Professional fees	16	3	57
Other expense	287	279	440
Total expense (income)	185	(241)	(108)

Income (loss) before income tax expense	14,869	34,333	(7,473)

Income tax expense (benefit)	161	(581)	-
Net income (loss)	$14,708	34,914	(7,473)

Statements of Cash Flows

	For the year ended December 31,
	2013	2012	2011
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$14,708	34,914	(7,473)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of unearned ESOP	718	306	202
Stock based compensation	126	145	1,593
Deferred income taxes	(21)	(954)	(71)
Equity in (earnings) loss of subsidiaries	(14,468)	(33,448)	8,250
Change in other assets and liabilities	(1,051)	(1,147)	(1,537)
Net cash provided by (used in) operating activities	12	(184)	964

Cash flows used in investing activities:
Capital contributions to subsidiary	-	-	(1,000)
Net cash used in investing activities	-	-	(1,000)

Net cash provided by (used in) financing activities	-	-	-
Net increase (decrease) in cash	12	(184)	(36)
Cash and cash equivalents at beginning of year	337	521	557
Cash and cash equivalents at end of year	$349	337	521

20)	Segment Reporting

Selected financial and descriptive information is required to be provided about reportable operating segments, considering a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization, focusing on financial information that an enterprise's chief operating decision-makers use to make decisions about the enterprise's operating matters.

The Company has determined that it has two reportable segments: community banking and mortgage banking. The Company's operating segments are presented based on its management structure and management accounting practices. The structure and practices are specific to the Company and therefore, the financial results of the Company's business segments are not necessarily comparable with similar information for other financial institutions.

Community Banking

The Community Banking segment provides consumer and business banking products and services to customers primarily within Southeastern Wisconsin. Consumer products include loan and deposit products:  mortgage, home equity loans and lines, personal term loans, demand deposit accounts, interest bearing transaction accounts and time deposits.  Business banking products include secured and unsecured lines and term loans for working capital, inventory and general corporate use, commercial real estate construction loans, demand deposit accounts, interest bearing transaction accounts and time deposits.

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the purpose of sale on the secondary market.  Mortgage banking products and services are provided by offices in 22 states.

	As of or for the Year ended December 31, 2013
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income	$38,148	557	501	39,206
Provision for loan losses	4,472	60	-	4,532
Net interest income after provision for loan losses	33,676	497	501	34,674

Noninterest income	3,134	84,879	(214)	87,799

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,526	55,484	(203)	68,807
Occupancy, office furniture, and equipment	3,052	5,194	(81)	8,165
FDIC insurance premiums	1,986	-	-	1,986
Real estate owned	255	-	-	255
Other	4,197	15,565	169	19,931
Total noninterest expenses	23,016	76,243	(115)	99,144
Income before income taxes	13,794	9,133	402	23,329
Income taxes	4,777	3,682	162	8,621
Net income	$9,017	5,451	240	14,708

Total Assets	$1,895,833	119,401	(68,195)	1,947,039

	As of or for the Year ended December 31, 2012
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income	$40,973	470	502	41,945
Provision for loan losses	8,250	50	-	8,300
Net interest income after provision for loan losses	32,723	420	502	33,645

Noninterest income	3,259	87,944	-	91,203

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,424	50,748	(665)	63,507
Occupancy, office furniture and equipment	3,112	3,856	-	6,968
FDIC insurance premiums	3,390	-	-	3,390
Real estate owned	8,746	-	-	8,746
Other	4,728	14,517	282	19,527
Total noninterest expenses	33,400	69,121	(383)	102,138
Income before income taxes (benefit)	2,582	19,243	885	22,710
Income taxes (benefit)	(19,347)	7,724	(581)	(12,204)
Net income	$21,929	11,519	1,466	34,914

Total Assets	$1,589,314	147,699	(75,937)	1,661,076

	As of or for the Year ended December 31, 2011
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$45,611	406	499	46,516
Provision for loan losses	21,960	117	-	22,077
Net interest income after provision for loan losses	23,651	289	499	24,439

Noninterest income	2,431	40,798	-	43,229

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,006	26,929	(776)	39,159
Occupancy, office furniture and equipment	3,262	3,226	-	6,488
FDIC insurance premiums	3,814	-	-	3,814
Real estate owned	12,140	-	-	12,140
Other	4,598	7,883	497	12,978
Total noninterest expenses	36,820	38,038	(279)	74,579
Income (loss) before income taxes (benefit)	(10,738)	3,049	778	(6,911)
Income taxes (benefit)	(833)	1,395	-	562
Net income (loss)	$(9,905)	1,654	778	(7,473)

Total Assets	$1,669,231	100,177	(56,557)	1,712,851

Note 21 – Subsequent Events

On January 22, 2014, Waterstone Financial, Inc., a Maryland Corporation, completed its conversion from the mutual holding company to the stock holding company form of organization.  A total of 25,300,000 shares were sold in the subscription offering at a price of $10.00 per share.  As part of the conversion, each existing share of Waterstone-Federal common stock held by current public shareholders was converted into the right to receive 1.0973 shares of New Waterstone common stock.  The exchange ratio ensured that, after the conversion and offering, the current public shareholders of Waterstone-Federal maintained approximately the same ownership interest in New Waterstone as they previously owned prior to the closing of the conversion.  Cash was issued in lieu of fractional shares based on the offering price of $10.00 per share.  Approximately 34,406,929 shares of Waterstone common stock were outstanding after the completion of the offering and the exchange, before taking into account adjustments for fractional shares.

The Plan of Conversion and Reorganization provided for the establishment of special "liquidation accounts" for the benefit of certain depositors of WaterStone Bank in an amount equal to the greater of the MHC's ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of Waterstone Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Board of Governors of the Federal Reserve System, Waterstone Bank is not permitted to pay dividends on its capital stock to Waterstone Financial, Inc., its sole shareholder, if Waterstone Bank's shareholder's equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts.

Waterstone-Federal's common stock began trading on the Nasdaq Global Select Market under the trading symbol "WSBF" on January 23, 2014.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

Disclosure Controls and Procedures: Waterstone Financial management, with the participation of Waterstone Financial's Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of Waterstone Financial's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, Waterstone Financial's Chief Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, Waterstone Financial's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Waterstone Financial in the reports that it files or submits under the Exchange Act.

Change in Internal Control Over Financial Reporting:  There have not been any changes in Waterstone Financial's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the period to which this report relates that have materially affected, or are reasonably likely to materially affect, Waterstone Financial's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management of Waterstone Financial Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

As of December 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework (1992)," issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2013 is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, is included below under the heading "Report of Independent Registered Public Accounting Firm."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Waterstone Financial, Inc.:

We have audited Waterstone Financial, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waterstone Financial, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Waterstone Financial, Inc.'s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Waterstone Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Waterstone Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Milwaukee, Wisconsin
March 21, 2014

Item 9B.       Other Information.

None

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

The information in the Company's definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption "Propsal 1 - The Election of Directors" and compliance with Section 16 reporting requirements under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and information concerning executive officers of the Company under the caption "Proposal 1 - The Election of Directors" and information concerning corporate governance under the captions "Board Meetings and Committees" and "Other Board and Corporate Governance Matters" in Part I hereof are incorporated herein by reference.

Executive Officers of the Registrant

The table below sets forth certain information regarding the persons who have been determined, by our board of directors, to be executive officers of the Company. The executive officers of the Company are elected annually and hold office until their respective successors have been elected or until death, resignation, retirement or removal by the Board of directors.

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 56	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
Allan R. Hosack, 47	Chief Financial Officer and Senior Vice President of Waterstone Financial and of WaterStone Bank since February 2014; account executive Marsh & McLennan October 2013 until January 2014, Chief Financial Officer of Marshall & Ilsley Wealth Management/BMO Harris Global Asset Management, from 2007 to 2013	2014
William F. Bruss, 44	Chief Operating Officer (appointed June 2013), General Counsel and Secretary, Waterstone Financial and WaterStone Bank	2005
Rebecca M. Arndt, 46	Vice President – Retail Operations of WaterStone Bank	2006
Eric J. Egenhoefer, 38	President of Waterstone Mortgage Corporation	2008

*	Excluding directorships and excluding positions with Bank subsidiary which do not constitute a substantial part of the officers' duties.

Item 11.      Executive Compensation

The information in the Company's definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Discussion and Analysis" is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company's definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Beneficial Ownership of Common Stock" is incorporated herein by reference.  Shares and exercise price have been restated to reflect the completion of our second-step conversion at an exchange ratio of 1.0973-to-one.

Compensation Plans

Set forth below is information as of December 31, 2013 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2006 Equity Incentive Plan	1,639,692	(1)	$12.11	148,243
__________
(1)	Consists of 1,171,209 shares reserved for grants of stock options and 468,483 shares reserved for grants of restricted stock. On December 31, 2013, 1,098,947 options were outstanding with a weighted average exercise price of $12.11 of which 870,707 were exercisable as of that date.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information in the Company's definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Transactions Certain Related Persons" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company's definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Report of the Audit Committee," is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the Report:
1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

Consolidated Statements of Financial Condition – December 31, 2013 and 2012.

Consolidated Statements of Operations – Years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Changes in Shareholders' Equity – Years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

Report of KPMG LLP, Independent Registered Public Accounting Firm, on consolidated financial statements.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b). Exhibits.  See Exhibit Index following the signature page of this report, which is incorporated herein by reference.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERSTONE FINANCIAL, INC.
March 21, 2014

	By:	/s/Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes Douglas S. Gordon, Allan R. Hosack, Mark R. Gerke and William F. Bruss, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*

Signature and Title

/s/Douglas S. Gordon	/s/Patrick S. Lawton
Douglas S. Gordon,	Patrick S. Lawton, Chairman and Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/Allan R. Hosack	/s/Ellen S. Bartel
Allan R. Hosack	Ellen S. Bartel, Director
(Principal Financial Officer)

/s/Mark R. Gerke	/s/Thomas E. Dalum
Mark R. Gerke	Thomas E Dalum, Director
(Principal Accounting Officer)

/s/William F. Bruss	/s/Michael L. Hansen
William F. Bruss	Michael L. Hansen, Director
Chief Operating Officer

/s/Kristine A. Rappé
Kristine A. Rappé, Director

/s/Stephen J. Schmidt
Stephen J. Schmidt, Director

*Each of the above signatures is affixed as of March 21, 2014.

WATERSTONE FINANCIAL, INC
("Waterstone Financial" or the "Company")
Commission File No. 000-51507

EXHIBIT INDEX
TO
2013 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2013:

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	Articles of Incorporation of the Company (2)

3.2	Proposed Bylaws of the Company (2)

10.1	Wauwatosa Holdings, Inc 2006 Equity Incentive Plan †(1)

10.2	Employment Agreement By and Between Waterstone Mortgage Corporation and Eric J. Egenhoefer †(2)

10.3	Bonus Description for President of Waterstone Mortgage Corporation †(2)

11.1	Statement re: Computation of Per Share Earnings	See Note 16 in Part II Item 8

21.1	List of Subsidiaries		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Principal Accounting Officer of Waterstone Financial		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Accounting Officer of Waterstone Financial		X

(1)   Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders filed by Wauwatosa Holdings, Inc (the predecessor corporation to Waterstone Financial, Inc., a federal corporation) (Commission file no. 000-51507), filed with the U.S. Securities and Exchange Commission on March 27, 2006.
(2)  Incorporated by reference to the registration Statement on Form S-1 (Registration No. 333-189160), initially filed with the U.S. Securities and Exchange Commission on June 7, 2013.