Form 10-Q
period 2014-03-31
Waterstone Financial, Inc.
filed 2014-05-02
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

OR

☐      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-36271
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

Yes      ☒            No      ☐

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 34,403,083 at April 30, 2014

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets	(In Thousands, except share data)
Cash	$174,004	428,832
Federal funds sold	55,042	93
Interest-earning deposits in other financial institutions and other short term investments	247	244
Cash and cash equivalents	229,293	429,169
Securities available for sale (at fair value)	215,589	213,418
Loans held for sale (at fair value)	106,849	97,021
Loans receivable	1,102,576	1,092,676
Less: Allowance for loan losses	23,391	24,264
Loans receivable, net	1,079,185	1,068,412

Office properties and equipment, net	26,952	27,090
Federal Home Loan Bank stock (at cost)	17,500	17,500
Cash surrender value of life insurance	39,524	39,378
Real estate owned	22,543	22,663
Prepaid expenses and other assets	27,323	32,388
Total assets	$1,764,758	1,947,039

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$89,810	93,275
Money market and savings deposits	121,204	513,716
Time deposits	618,385	637,750
Total deposits	829,399	1,244,741

Short-term borrowings	10,063	21,197
Long-term borrowings	434,000	434,000
Advance payments by borrowers for taxes	8,271	2,482
Other liabilities	16,507	30,147
Total liabilities	1,298,240	1,732,567

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2014 and 20,000,000 in 2013, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2014 and 200,000,000 in 2013
Issued - 34,389,916 in 2014 and 34,073,670 in 2013
Outstanding - 34,389,916 in 2014 and 31,349,317 in 2013	344	341
Additional paid-in capital	313,738	110,480
Retained earnings	153,078	151,195
Unearned ESOP shares	(640)	(854)
Accumulated other comprehensive loss, net of taxes	(2)	(1,429)
Treasury shares (0 in 2014 and 2,724,353 in 2013), at cost	-	(45,261)
Total shareholders' equity	466,518	214,472
Total liabilities and shareholders' equity	$1,764,758	1,947,039

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In Thousands, except per share amounts)

Interest income:
Loans	$13,669	15,213
Mortgage-related securities	559	437
Debt securities, federal funds sold and short-term investments	825	536
Total interest income	15,053	16,186
Interest expense:
Deposits	1,060	1,466
Borrowings	4,293	4,574
Total interest expense	5,353	6,040
Net interest income	9,700	10,146
Provision for loan losses	250	1,760
Net interest income after provision for loan losses	9,450	8,386
Noninterest income:
Service charges on loans and deposits	254	365
Increase in cash surrender value of life insurance	146	140
Mortgage banking income	14,503	21,988
Loss on sale of available for sale securities	-	(9)
Other	2,155	549
Total noninterest income	17,058	23,033
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	15,059	16,482
Occupancy, office furniture, and equipment	2,685	1,916
Advertising	736	824
Data processing	559	477
Communications	422	408
Professional fees	508	405
Real estate owned	548	141
FDIC insurance premiums	406	673
Other	2,709	2,545
Total noninterest expenses	23,632	23,871
Income before income taxes	2,876	7,548
Income tax expense	993	2,923
Net income	$1,883	4,625
Income per share:
Basic	$0.05	0.14
Diluted	$0.05	0.13
Weighted average shares outstanding:
Basic	34,264	34,152
Diluted	34,503	34,383

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In Thousands)
Net income	$1,883	4,625

Other comprehensive income, net of tax:
Net unrealized holding gain (loss) on available for sale securities:
Net unrealized holding gain (loss) arising during the period, net of tax (expense) benefit of $(922)and $225 respectively	1,427	(341)

Reclassification adjustment for net loss included in net income during the period, net of tax benefit of $0 and $4, respectively	-	5

Total other comprehensive income (loss)	1,427	(336)
Comprehensive income	$3,310	4,289

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)
Balances at December 31, 2012	31,348	$341	110,490	136,487	(1,708)	2,285	(45,261)	202,634

Comprehensive income:
Net income	-	-	-	4,625	-	-	-	4,625
Other comprehensive income	-	-	-	-	-	(336)	-	(336)
Total comprehensive income								4,289

ESOP shares committed to be released to Plan participants	-	-	(64)	-	214	-	-	150
Stock based compensation	-	-	32	-	-	-	-	32

Balances at March 31, 2013	31,348	$341	110,458	141,112	(1,494)	1,949	(45,261)	207,105

Balances at December 31, 2013	31,349	$341	110,480	151,195	(854)	(1,429)	(45,261)	214,472

Comprehensive income:
Net income	-	-	-	1,883	-	-	-	1,883
Other comprehensive loss	-	-	-	-	-	1,427	-	1,427
Total comprehensive income								3,310

ESOP shares committed to be released to Plan participants	-	-	5	-	214	-	-	219
Stock based compensation	(16)	-	95	-	-	-	-	95
Merger of Lamplighter, MHC	(23,050)	(231)	305	-	-	-	-	74
Exchange of Common stock	(8,299)	(83)	83	-	-	-	-	-
Treasury stock retired	-	(27)	(45,234)	-	-	-	45,261	-
Proceeds of stock offering, net of costs	34,406	344	248,004	-	-	-	-	248,348

Balances at March 31, 2014	34,390	$344	313,738	153,078	(640)	(2)	-	466,518

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In Thousands)

Operating activities:
Net income	$1,883	4,625
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	1,760
Provision for depreciation	803	606
Deferred income taxes	92	1,671
Stock based compensation	95	32
Net amortization of premium/discount on debt and mortgage related securities	401	620
Amortization of unearned ESOP shares	219	150
Amortization of mortgage servicing rights	121	269
Gain on sale of loans held for sale	(12,613)	(19,996)
Loans originated for sale	(295,266)	(430,108)
Proceeds on sales of loans originated for sale	298,051	479,549
Increase in accrued interest receivable	(213)	(500)
Increase in cash surrender value of life insurance	(146)	(140)
Decrease in accrued interest on deposits and borrowings	(24)	(64)
Decrease in other liabilities	(206)	(4,947)
Increase (decrease) in accrued tax payable	781	(557)
Loss on sale of available for sale securities	-	9
Net loss (gain) related to real estate owned	47	(352)
Gain on sale of mortgage servicing rights	(1,786)	-
Other	4,993	(2,588)
Net cash (used in) provided by operating activities	(2,518)	30,039

Investing activities:
Net (increase) decrease in loans receivable	(14,535)	2,496
Purchases of:
Debt securities	-	(26,316)
Mortgage related securities	(9,524)	(3,096)
Certificates of deposit	(735)	-
Premises and equipment, net	(708)	(537)
Proceeds from:
Principal repayments on mortgage-related securities	6,242	11,036
Maturities of debt securities	3,795	815
Sales of debt securities	-	921
Sales of real estate owned	3,781	8,512
Net cash used in investing activities	(11,684)	(6,169)

Financing activities:
Net decrease in deposits	(25,037)	(24,594)
Net decrease in short-term borrowings	(11,134)	(564)
Net change in advance payments by borrowers for taxes	(7,621)	(6,067)
Stock offering funds returned to subscribers	(141,882)	-
Net cash used in financing activities	(185,674)	(31,225)
Decrease in cash and cash equivalents	(199,876)	(7,355)
Cash and cash equivalents at beginning of period	429,169	71,469
Cash and cash equivalents at end of period	229,293	64,114

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	52	1,809
Interest payments	5,376	6,105
Noncash activities:
Loans receivable transferred to real estate owned	3,511	2,734
Deposits utilized to purchase common stock	253,000	0

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation
On June 6, 2013, the Board of Directors of Lamplighter Financial, MHC ("MHC") and the Board of Directors of Waterstone Financial, Inc., a federal corporation, ("Waterstone-Federal") adopted a Plan of Conversion and Reorganization (the "Plan"). Pursuant to the Plan, Waterstone Financial, Inc., a Maryland Corporation, ("New Waterstone") was organized and the MHC converted from the mutual holding company form of organization to the fully public form on January 22, 2014.  As part of the conversion, the MHC's ownership interest of Waterstone-Federal was offered for sale in a public offering. A total of 25,300,000 shares were sold in the offering at a price $10.00 per share, resulting in gross proceeds of $253.0 million.  Expenses related to the offering totaled approximately $4.7 million.  The existing publicly held shares of Waterstone-Federal were exchanged for new shares of common stock of New Waterstone at a conversion ratio of 1.0973-to-one.  The exchange ratio ensured that immediately after the conversion and public offering, the public shareholders of Waterstone-Federal owned the same aggregate percentage of New Waterstone common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering was completed, New Waterstone became the holding company of WaterStone Bank SSB and succeeded to all of the business and operations of Waterstone-Federal and each of Waterstone-Federal and Lamplighter Financial, MHC ceased to exist.  Approximately 34,405,458 shares of New Waterstone common stock were outstanding after the completion of the offering and exchange.
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

The unaudited interim consolidated financial statements include the accounts of Waterstone Financial, Inc. (the "Company") and the Company's subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, changes in shareholders' equity, and cash flows of the Company for the periods presented.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2013 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.

The preparation of the unaudited consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the allowance for loan losses, deferred income taxes and real estate owned. Actual results could differ from those estimates.

Impact of Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits." This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose. In these cases, the unrecognized tax benefit should be presented as a liability. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure."  This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendment requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method.  Early adoption is permitted. The Company is in the process of evaluating the impact of this standard to its results of operations, financial position, or liquidity.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	March 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$108,715	1,329	(486)	109,558
Collateralized mortgage obligations:
Government sponsored enterprise issued	17,663	335	(3)	17,995
Mortgage-related securities	126,378	1,664	(489)	127,553

Government sponsored enterprise bonds	14,762	4	(126)	14,640
Municipal securities	60,784	1,057	(1,629)	60,212
Other debt securities	5,000	320	-	5,320
Debt securities	80,546	1,381	(1,755)	80,172
Certificates of Deposit	7,840	30	(6)	7,864
	$214,764	3,075	(2,250)	215,589

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross Unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$104,462	1,192	(731)	104,923
Collateralized mortgage obligations:
Government sponsored enterprise issued	18,946	320	(25)	19,241
Mortgage-related securities	123,408	1,512	(756)	124,164

Government sponsored enterprise bonds	18,171	4	(241)	17,934
Municipal securities	61,014	802	(3,023)	58,793
Other debt securities	5,000	160	-	5,160
Debt securities	84,185	966	(3,264)	81,887
Certificates of Deposit	7,350	32	(15)	7,367
	$214,943	2,510	(4,035)	213,418

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At March 31, 2014, $994,000 of the Company's government sponsored enterprise bonds and $98.2 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$4,965	5,057
Due after one year through five years	28,770	29,192
Due after five years through ten years	23,814	23,047
Due after ten years	30,837	30,740
Mortgage-related securities	126,378	127,553
	$214,764	215,589

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$40,374	(308)	5,159	(178)	45,533	(486)
Collateralized mortgage obligations:
Government sponsored enterprise issued	12,137	(126)	-	-	12,137	(126)
Government sponsored enterprise bonds	2,679	(3)	-	-	2,679	(3)
Municipal securities	23,278	(771)	14,564	(858)	37,842	(1,629)
Certificates of Deposit	1,709	(5)	245	(1)	1,954	(6)
	$80,177	(1,213)	19,968	(1,037)	100,145	(2,250)

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$45,094	(539)	5,349	(192)	50,443	(731)
Collateralized mortgage obligations:
Government sponsored enterprise issued	5,669	(25)	-	-	5,669	(25)
Government sponsored enterprise bonds	15,530	(241)	-	-	15,530	(241)
Municipal securities	37,498	(2,546)	4,708	(477)	42,206	(3,023)
Certificates of Deposit	3,660	(15)	-	-	3,660	(15)
	$107,451	(3,366)	10,057	(669)	117,508	(4,035)

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

As of March 31, 2014, the Company held two municipal securities that had previously been deemed to be other-than-temporarily impaired. Both securities were issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities. No additional credit loss was recognized during the three months ended March 31, 2014. As of March 31, 2014, these securities had a combined amortized cost of $215,000 and a combined estimated fair value of $238,000.

As of March 31, 2014, the Company had thirty-five municipal securities, two mortgage-backed securities and one certificate of deposit which had been in an unrealized loss position for twelve months or longer. These securities were determined not to be other-than-temporarily impaired as of March 31, 2014. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration.  As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the three months ended March 31, 2013, proceeds from the sale of securities totaled $921,000 and resulted in losses totaling $9,000.  The $9,000 included in loss on sale of available for sale securities in the consolidated statements of income during the three months ended March 31, 2013 was reclassified from accumulated other comprehensive income.  There were no sales of securities during the three months ended March 31, 2014.

The following table presents the change in other-than-temporary credit related impairment charges on securities available for sale for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit-related impairments on securities as of December 31, 2012	$100
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Reduction for sales of securities for which other-than-temporary was previously recognized	-
Credit-related impairments on securities as of December 31, 2013	100
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of March 31, 2014	$100

Note 3 - Loans Receivable

Loans receivable at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$417,063	413,614
Multi-family	518,247	521,597
Home equity	34,185	35,432
Construction and land	30,385	31,905
Commercial real estate	81,895	71,698
Consumer	122	134
Commercial loans	20,679	18,296
	$1,102,576	1,092,676

An analysis of past due loans receivable as of March 31, 2014 and December 31, 2013 follows:

	As of March 31, 2014
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$6,548	5,328	14,619	26,495	390,568	417,063
Multi-family	3,842	-	7,449	11,291	506,956	518,247
Home equity	166	296	580	1,042	33,143	34,185
Construction and land	267	-	2,438	2,705	27,680	30,385
Commercial real estate	382	-	257	639	81,256	81,895
Consumer	-	-	-	-	122	122
Commercial loans	-	-	268	268	20,411	20,679
Total	$11,205	5,624	25,611	42,440	1,060,136	1,102,576

	As of December 31, 2013
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$4,994	5,236	17,499	27,729	385,885	413,614
Multi-family	804	1,293	7,743	9,840	511,757	521,597
Home equity	373	205	465	1,043	34,389	35,432
Construction and land	-	39	4,195	4,234	27,671	31,905
Commercial real estate	287	-	357	644	71,054	71,698
Consumer	-	-	-	-	134	134
Commercial loans	-	-	521	521	17,775	18,296
Total	$6,458	6,773	30,780	44,011	1,048,665	1,092,676

(1)	Includes $4.5 million and $1.1 million for March 31, 2014 and December 31, 2013, respectively, which are on non-accrual status.
(2)	Includes $0.9 million and $5.7 million for March 31, 2014 and December 31, 2013, respectively, which are on non-accrual status.
(3)	Includes $16.3 million and $12.9 million for March 31, 2014 and December 31, 2013, respectively, which are on non-accrual status.

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. While credit risks are geographically concentrated in the Company's Milwaukee metropolitan area, and while 87.9% of the Company's loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers. While the real estate collateralizing these loans is residential in nature, it ranges from owner-occupied single family homes to large apartment complexes. In addition, real estate collateralizing $60.5 million, or 5.5% of total loans, is located outside of the state of Wisconsin.

Qualifying loans receivable totaling $841.4 million and $882.9 million at March 31, 2014 and December 31, 2013, respectively, are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement.

As of March 31, 2014 and December 31, 2013, there are no loans that are 90 or more days past due and still accruing interest.

A summary of the activity for the three months ended March 31, 2014 and 2013 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended, March 31, 2014
Balance at beginning of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264
Provision (credit) for loan losses	(274)	705	(261)	(83)	91	(25)	97	250
Charge-offs	(628)	(848)	(12)	(46)	-	-	(243)	(1,777)
Recoveries	592	3	3	48	6	1	1	654
Balance at end of period	$11,239	7,071	1,537	1,532	1,499	10	503	23,391

Three months ended, March 31, 2013
Balance at beginning of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043
Provision (credit) for loan losses	2,055	(329)	(74)	39	132	(2)	(61)	1,760
Charge-offs	(3,642)	(137)	(78)	(7)	-	-	-	(3,864)
Recoveries	153	201	2	-	-	2	1	359
Balance at end of period	$16,385	7,469	1,947	1,355	1,391	30	721	29,298

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of March 31, 2014 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$2,699	2,091	796	648	356	-	59	6,649
Allowance related to loans collectively evaluated for impairment	8,540	4,980	741	884	1,143	10	444	16,742

Balance at end of period	$11,239	7,071	1,537	1,532	1,499	10	503	23,391

Loans individually evaluated for impairment	$39,401	16,878	1,875	4,805	1,188	15	368	64,530

Loans collectively evaluated for impairment	377,662	501,369	32,310	25,580	80,707	107	20,311	1,038,046
Total gross loans	$417,063	518,247	34,185	30,385	81,895	122	20,679	1,102,576

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2013 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$2,631	2,196	862	624	370	-	258	6,941
Allowance related to loans collectively evaluated for impairment	8,918	5,015	945	989	1,032	34	390	17,323

Balance at end of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264

Loans individually evaluated for impairment	$37,064	17,221	1,956	6,527	1,298	17	580	64,663

Loans collectively evaluated for impairment	376,550	504,376	33,476	25,378	70,400	117	17,716	1,028,013
Total gross loans	$413,614	521,597	35,432	31,905	71,698	134	18,296	1,092,676

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of March 31, 2014 and December 31, 2013:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2014
Substandard	$39,017	14,470	2,115	4,855	1,188	15	368	62,028
Watch	8,900	10,434	1,029	1,479	1,123	-	1,048	24,013
Pass	369,146	493,343	31,041	24,051	79,584	107	19,263	1,016,535
	$417,063	518,247	34,185	30,385	81,895	122	20,679	1,102,576

At December 31, 2013
Substandard	$37,060	14,809	2,169	6,576	1,298	17	580	62,509
Watch	14,402	13,108	1,077	1,866	1,401	-	1,120	32,974
Pass	362,152	493,680	32,186	23,463	68,999	117	16,596	997,193
	$413,614	521,597	35,432	31,905	71,698	134	18,296	1,092,676

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies. Our underwriting policies require an officers' loan committee to review and approve all loans in excess of $500,000. In addition, an independent loan review function exists for all loans. Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, multi-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship, exceed $1.0 million in potential exposure. Loans meeting these criteria are reviewed on an annual basis, or more frequently if the loan renewal is less than one year.  With respect to loans subject to the annual review, the review process is contingent on the receipt of updated financial information from the borrower.  To the extent that updated information is not received on a timely basis, the review is deferred and the credit is monitored until such time as the updated financial information is obtained.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage. Watch loans have potential weaknesses that deserve management's attention and, if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Finally, a loan is considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

The Company's procedures dictate that an updated valuation must be obtained with respect to underlying collateral at the time a loan is deemed impaired. Updated valuations may also be obtained upon transfer from loans receivable to real estate owned based upon the age of the prior appraisal, changes in market conditions or known changes to the physical condition of the property.

Estimated fair values are reduced to account for sales commissions, broker fees, unpaid property taxes and additional selling expenses to arrive at an estimated net realizable value. The adjustment factor is based upon the Company's actual experience with respect to sales of real estate owned over the prior two years. An additional adjustment factor is applied by appraisal vintage to account for downward market pressure since the date of appraisal. The additional adjustment factor is based upon relevant sales data available for our general operating market as well as company-specific historical net realizable values as compared to the most recent appraisal prior to disposition.

With respect to over-four family income-producing real estate, appraisals are reviewed and estimated collateral values are adjusted by updating significant appraisal assumptions to reflect current real estate market conditions. Significant assumptions reviewed and updated include the capitalization rate, rental income and operating expenses. These adjusted assumptions are based upon recent appraisals received on similar properties as well as on actual experience related to real estate owned and currently under Company management.

The following tables present data on impaired loans at March 31, 2014 and December 31, 2013.

	As of or for the Three Months Ended March 31, 2014
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$9,744	9,804	2,699	60	10,185	147
Multi-family	8,908	8,908	2,091	-	9,075	95
Home equity	1,366	1,366	796	-	1,477	12
Construction and land	3,076	3,076	648	-	3,090	27
Commercial real estate	743	1,152	356	409	1,158	6
Consumer	-	-	-	-	-	-
Commercial	59	59	59	-	59	1
	23,896	24,365	6,649	469	25,044	288
Total Impaired with no Reserve
One- to four-family	29,657	35,143	-	5,486	35,739	309
Multi-family	7,970	9,464	-	1,494	10,568	66
Home equity	509	509	-	-	526	5
Construction and land	1,729	2,957	-	1,228	2,964	1
Commercial real estate	445	521	-	76	534	5
Consumer	15	15	-	-	17	—
Commercial	309	552	-	243	555	1
	40,634	49,161	-	8,527	50,903	387
Total Impaired
One- to four-family	39,401	44,947	2,699	5,546	45,924	456
Multi-family	16,878	18,372	2,091	1,494	19,643	161
Home equity	1,875	1,875	796	-	2,003	17
Construction and land	4,805	6,033	648	1,228	6,054	28
Commercial real estate	1,188	1,673	356	485	1,692	11
Consumer	15	15	-	-	17	-
Commercial	368	611	59	243	614	2
	$64,530	73,526	6,649	8,996	75,947	675

	As of or for the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$12,263	12,674	2,631	411	13,256	577
Multi-family	13,352	13,400	2,196	48	14,047	660
Home equity	1,427	1,427	862	-	1,536	59
Construction and land	3,087	3,087	624	-	3,092	93
Commercial real estate	839	1,324	370	485	1,339	35
Consumer	-	-	-	-	-	-
Commercial	569	569	258	-	570	1
	31,537	32,481	6,941	944	33,840	1,425
Total Impaired with no Reserve
One- to four-family	24,801	30,519	-	5,718	30,629	1,080
Multi-family	3,869	4,902	-	1,033	5,431	114
Home equity	529	529	-	-	533	12
Construction and land	3,440	6,133	-	2,693	6,135	62
Commercial real estate	459	523	-	64	524	27
Consumer	17	17	-	-	19	1
Commercial	11	11	-	-	11	1
	33,126	42,634	-	9,508	43,282	1,297
Total Impaired
One- to four-family	37,064	43,193	2,631	6,129	43,885	1,657
Multi-family	17,221	18,302	2,196	1,081	19,478	774
Home equity	1,956	1,956	862	-	2,069	71
Construction and land	6,527	9,220	624	2,693	9,227	155
Commercial real estate	1,298	1,847	370	549	1,863	62
Consumer	17	17	-	-	19	1
Commercial	580	580	258	-	581	2
	$64,663	75,115	6,941	10,452	77,122	2,722

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $40.6 million of impaired loans as of March 31, 2014 for which no allowance has been provided, $8.5 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan's net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At March 31, 2014, total impaired loans includes $30.0 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2013, total impaired loans included $29.6 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of March 31, 2014
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$6,072	13	$12,336	72	$18,408	85
Multi-family	2,702	1	5,342	6	8,044	7
Home equity	-	-	1,059	4	1,059	4
Construction and land	1,408	1	826	2	2,234	3
Commercial real estate	-	-	257	2	257	2
	$10,182	15	$19,820	86	$30,002	101

	As of December 31, 2013
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$6,218	13	$11,875	70	$18,093	83
Multi-family	2,710	1	5,314	4	8,024	5
Home equity	-	-	972	3	972	3
Construction and land	1,408	1	833	2	2,241	3
Commercial real estate	-	-	257	2	257	2
	$10,336	15	$19,251	81	$29,587	96

At March 31, 2014, $30.0 million in loans had been modified in troubled debt restructurings and $19.8 million of these loans were included in the non-accrual loan total. The remaining $10.2 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $1.9 million valuation allowance has been established as of March 31, 2014 with respect to the $30.0 million in troubled debt restructurings. As of December 31, 2013, a $2.6 million valuation allowance had been established with respect to the $29.6 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of March 31, 2014
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$15,320	43	$3,514	17	$18,834	60
Principal forbearance	757	3	3,289	1	4,046	4
Interest reduction	5,461	14	1,661	23	7,122	37
	$21,538	60	$8,464	41	$30,002	101

	As of December 31, 2013
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$15,160	37	$3,638	19	$18,798	56
Principal forbearance	5,240	5	-	-	5,240	5
Interest reduction	3,317	11	2,232	24	5,549	35
	$23,717	53	$5,870	43	$29,587	96

The following presents data on troubled debt restructurings as of March 31, 2014:

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$2,593	10	$343	3
Multi-family	608	2	-	-
Home equity	98	1	-	-
	$3,299	13	$343	3

Troubled debt restructuring modified within the past twelve months for which there was a default
One- to four-family	$304	1	$-	-
	$304	1	$-	-

The following table presents data on non-accrual loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$28,592	30,207
Multi-family	13,506	13,498
Home equity	1,587	1,585
Construction and land	2,477	4,195
Commercial real estate	830	938
Consumer	16	521
Commercial	309	17
Total non-accrual loans	$47,317	50,961
Total non-accrual loans to total loans receivable	4.29%	4.66%
Total non-accrual loans and performing troubled debt restructurings to total loans receivable	5.21%	5.61%
Total non-accrual loans to total assets	2.68%	2.62%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	March 31, 2014	December 31, 2013
	(In Thousands)

One- to four-family	$12,274	12,980
Multi-family	2,960	3,040
Construction and land	6,924	6,258
Commercial real estate	385	385
	$22,543	22,663

The following table presents the activity in the Company's real estate owned:

	Three months ended March 31,
	2014	2013
	(In Thousands)
Real estate owned at beginning of the period	$22,663	35,974
Transferred from loans receivable	3,511	2,734
Sales (net of gains / losses)	(3,507)	(7,680)
Write downs	(163)	(480)
Other	39	251
Real estate owned at the end of the period	$22,543	30,799

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Three months ended March 31,
	2014	2013
	(In Thousands)
Mortgage servicing rights at beginning of the period	$3,377	3,220
Additions	866	958
Amortization	(121)	(269)
Sales	(2,189)	-
Mortgage servicing rights at end of the period	1,933	3,909
Valuation allowance at end of period	-	-
Mortgage servicing rights at the end of the period, net	$1,933	3,909

During the three months ended March 31, 2014, $295.3 million in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $298.2 million, generating mortgage banking income of $14.5 million. The unpaid principal balance of loans serviced for others was $261.1 million and $563.7 million at March 31, 2014 and December 31, 2013 respectively. These loans are not reflected in the consolidated statements of financial condition.

During the three months ended March 31, 2014, the Company sold mortgage servicing rights related to $392.8 million in loans receivable and with a book value of $2.2 million for $4.0 million resulting in a gain on sale of $1.8 million.  There were no comparable transactions during the three months ended March 31, 2013.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

		(In Thousands)
Estimate for the period ended March 31:	2014	$313
2015		353
2016		308
2017		264
2018		219
Thereafter		476
Total		$1,933

Note 6— Deposits

A summary of the contractual maturities of time deposits at March 31, 2014 is as follows:

(In Thousands)

Within one year	$460,620
More than one to two years	112,032
More than two to three years	15,647
More than three to four years	22,813
More than four through five years	7,273
$618,385

Note 7— Borrowings

Borrowings consist of the following:

		March 31, 2014		December 31, 2013
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)
Short term:
Short-term repurchase agreements		$10,063	3.15%	21,197	3.19%
Long term:
Federal Home Loan Bank, Chicago advances maturing:
2016		220,000	4.34%	220,000	4.34%
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$444,063	3.88%	455,197	3.86%

The short-term repurchase agreements represent the outstanding portion of a total $90.0 million commitment with two unrelated banks. The short-term repurchase agreements are utilized by Waterstone Mortgage Corporation to finance loans originated for sale. These agreements are secured by the underlying loans being financed. Related interest rates are based upon the note rate associated with the loans being financed. The first of the two short-term repurchase agreements has an outstanding balance of $10.1 million, a rate of 3.15% and a total commitment of $40.0 million at March 31, 2014. The second short-term repurchase agreement has an outstanding balance of $0.0 million, a rate of 3.30% and a total commitment of $50.0 million at March 31, 2014.

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

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $99.2 million at March 31, 2014 and $100.6 million at December 31, 2013.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 75% of the carrying value of unencumbered one- to four-family mortgage loans, 40% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $17.5 million at both March 31, 2014 and December 31, 2013. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

Note 8 – Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As of March 31, 2014, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2014 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for the Bank as of March 31, 2014 and December 31, 2013 are presented in the table below:

	March 31, 2014
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)	$345,451	33.70%	82,018	8.00%	102,523		10.00%
Tier I capital (to risk-weighted assets)	332,625	32.44%	41,009	4.00%	61,514		6.00%
Tier I capital (to average assets)	332,625	18.52%	71,841	4.00%	89,802		5.00%
State of Wisconsin (to total assets)	332,625	18.93%	105,432	6.00%	N/	A	N/	A

	December 31, 2013
	(Dollars In Thousands)
Total capital (to risk-weighted assets)	$219,146	21.67%	80,887	8.00%	101,109		10.00%
Tier I capital (to risk-weighted assets)	206,364	20.41%	40,443	4.00%	60,665		6.00%
Tier I capital (to average assets)	206,364	12.48%	66,161	4.00%	82,701		5.00%
State of Wisconsin (to total assets)	206,364	10.65%	116,252	6.00%	N/	A	N/	A

Note 9 – Income Taxes

Income tax expense decreased from $2.9 million during the three months ended March 31, 2013 to $1.0 million for the three months ended March 31, 2014. This decrease was partially due to the decrease in our income before income taxes, which decreased from $7.5 million during the three months ended March 31, 2013 to $2.9 million during the three months ended March 31, 2014.  Income tax expense is recognized on the statement of income during the three months ended March 31, 2014 at an effective rate of 34.5% of pretax income.

As of March 31, 2014, net deferred tax assets totaled $12.8 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax asset are associated with the allowance for loan losses and basis adjustments on real estate owned. We are largely relying on earnings generated in the current year and forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax asset.

Note 10 – Offsetting of Assets and Liabilities

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

The following table presents the liabilities subject to an enforceable master netting agreement as of March 31, 2014 and December 31, 2013.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
March 31, 2014
Repurchase Agreements
Short-term	$10,063	-	10,063	10,063	-
Long-term	84,000	-	84,000	84,000	-
	$94,063	-	94,063	94,063	-

December 31, 2013
Repurchase Agreements
Short-term	$17,526	-	17,526	17,526	-
Long-term	84,000	-	84,000	84,000	-
	$101,526	-	101,526	101,526	-

Note 11– Financial Instruments with Off-Balance Sheet Risk

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

	March 31, 2014	December 31, 2013
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$$26,175	9,637
Commitments to extend credit under home equity lines of credit	14,911	14,699
Unused portion of construction loans	7,664	8,637
Unused portion of business lines of credit	12,245	10,364
Standby letters of credit	696	696
____________
(1) Excludes commitments to originate loans held for sale, which are discussed in the following footnote.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral obtained generally consists of mortgages on the underlying real estate.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of March 31, 2014 and December 31, 2013.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of its representations and warranties. The Company's agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

Note 12 – Derivative Financial Instruments

In connection with its mortgage banking activities, the Company enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates. Mortgage banking derivatives include interest rate lock commitments provided to customers to fund mortgage loans to be sold in the secondary market and forward commitments for the future delivery of such loans to third party investors. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held for sale. The Company's mortgage banking derivatives have not been designated as being in hedge relationships. These instruments are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded as a component of mortgage banking income in the Company's consolidated statements of operations. The Company does not use derivatives for speculative purposes.

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At March 31, 2014, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $197.2 million and interest rate lock commitments with an aggregate notional amount of approximately $145.8 million.  The fair value of the mortgage derivatives at March 31, 2014 included a gain of $2.0 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

In determining the fair value of its derivative loan commitments, the Company considers the value that would be generated by the loan arising from exercise of the loan commitment when sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market. The fair value of these commitments is recorded on the consolidated statements of financial condition with the changes in fair value recorded as a component of mortgage banking income.

Note 13 – Earnings per share

Earnings per share are computed using the two-class method. Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company's common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. Unvested restricted stock and stock options are considered outstanding for diluted earnings per share only. Unvested restricted stock totaling 49,379 and 88,881 shares are considered outstanding for dilutive earnings per share for the three months ended, March 31, 2014 and March 31, 2013, respectively. Unvested stock options totaled 159,109 and 239,211 shares for the three months ended, March 31, 2014 and March 31, 2013, respectively.  Share amounts have been restated to reflect the completion of our second-step conversion at a conversion rate of 1.0973-to-one.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended March 31,
	2014	2013
	(In thousands, except per share amounts)

Net income	$1,883	4,625
Net income available to unvested restricted shares	2	12
Net income available to common stockholders	$1,881	4,613

Weighted average shares outstanding	34,264	34,152
Effect of dilutive potential common shares	239	231
Diluted weighted average shares outstanding	34,503	34,383

Basic earnings per share	$0.05	0.14
Diluted earnings per share	$0.05	0.13

Note 14 – Fair Value Measurements

The FASB issued an accounting standard (subsequently codified into ASC Topic 820, "Fair Value Measurements and Disclosures") which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This accounting standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. The standard also emphasizes that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, this accounting standard establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$109,558	-	109,558	-
Collateralized mortgage obligations
Government sponsored enterprise issued	17,995	-	17,995	-
Government sponsored enterprise bonds	14,640	-	14,640	-
Municipal securities	60,212	-	60,212	-
Other debt securities	5,320	5,320	-	-
Certificates of deposit	7,864	-	7,864	-
Loans held for sale	106,849	-	106,849	-
Mortgage banking derivative assets	1,955	-	-	1,955
Mortgage banking derivative liabilities	-	-	-	-

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$104,923	-	104,923	-
Collateralized mortgage obligations
Government sponsored enterprise issued	19,241	-	19,241	-
Government sponsored enterprise bonds	17,934	-	17,934	-
Municipal securities	58,793	-	58,793	-
Other debt securities	5,160	5,160	-	-
Certificates of deposit	7,367	-	7,367	-
Loans held for sale	97,021	-	97,021	-
Mortgage banking derivative assets	1,189	-	-	1,189
Mortgage banking derivative liabilities	—	-	-	—

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

Mortgage banking derivatives - Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. The Company relies on a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment and then multiplying by quoted investor prices. The Company also relies on a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that one or more of the inputs significant in the valuation of both of the mortgage banking derivatives fall within Level 3 of the fair value hierarchy.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2014 and 2013.

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2012	$1,419

Unrealized holding losses arising during the period:
Included in other comprehensive income	-
Other than temporary impairment included in net loss	-
Principal repayments	-
Sales of available for sale securities	-
Mortgage derivative loss, net	(230)
Balance at December 31, 2013	1,189

Mortgage derivative gain, net	766
Balance at March 31, 2014	$1,955

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$17,246	-	-	17,246
Real estate owned	22,543	-	-	22,543

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$$24,596	-	-	24,596
Real estate owned	22,663	-	-	22,663
_________

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At March 31, 2014, loans determined to be impaired with an outstanding balance of $23.9 million were carried net of specific reserves of $6.6 million for a fair value of $17.3 million. At December 31, 2013, loans determined to be impaired with an outstanding balance of $31.5 million were carried net of specific reserves of $6.9 million for a fair value of $24.6 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $163,000 and $480,000 during the three months ended March 31, 2014 and 2013, respectively and are recorded in real estate owned expense. At March 31, 2014 and December 31, 2013, real estate owned totaled $22.5 million and $22.7 million, respectively.

Mortgage servicing rights - The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights.   The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  At March 31, 2014 and December 31, 2013, there was no impairment identified for mortgage servicing rights, therefore mortgage servicing rights were not recorded at fair value on a non-recurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$1,955	Pricing models	Pull through rate	69.8%	100.0%
Impaired loans	17,246	Market approach	Discount rates applied to appraisals	15%	30%
Real estate owned	22,543	Market approach	Discount rates applied to appraisals	5%	89%
Mortgage servicing rights	2,385	Pricing models	Prepayment rate	5.1%	25.9%
			Discount rate	10.0%	11.0%
			Cost to service	$81.14	$159.99
___________

The significant unobservable inputs used in the fair value measurement of the Company's mortgage banking derivatives, including interest rate lock commitments is the loan pull through rate. This represents the percentage of loans currently in a lock position which the Company estimates will ultimately close. Generally, the fair value of an interest rate lock commitment will be positively (negatively) impacted when the prevailing interest rate is lower (higher) than the interest rate lock commitment. Generally, an increase in the pull through rate will result in the fair value of the interest rate lock increasing when in a gain position, or decreasing when in a loss position. The pull through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The pull through rate is computed using historical data and the ratio is periodically reviewed by the Company.

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

The significant unobservable inputs used in the fair value measurement or mortgage servicing rights include the prepayment rate and note rate.  The prepayment rate represents the assumed rate of prepayment of the outstanding principal balance of the underlying mortgage notes.  Generally, the fair value of mortgage servicing rights will be positively (negatively) impacted when the prepayment rate (decreases) increases.  The note rate represents the contractual rate on the underlying mortgages.

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

The carrying amounts and fair values of the Company's financial instruments consist of the following:

	March 31, 2014					December 31, 2013
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$229,293	229,293	229,293	-	-	429,169	429,169	429,169	-	-
Securities available-for-sale	215,589	215,589	5,320	210,269	-	213,418	213,418	5,160	208,258	-
Loans held for sale	106,849	106,849	-	106,849	-	97,021	97,021	-	97,021	-
Loans receivable	1,102,576	1,103,049	-	-	1,103,049	1,092,676	1,117,959	-	-	1,117,959
FHLB stock	17,500	17,500	-	17,500	-	17,500	17,500	-	17,500	-
Cash surrender value of life insurance	39,524	39,524	39,524	-	-	39,378	39,378	39,378	-	-
Real estate owned	22,543	22,543	-	-	22,543	22,663	22,663	-	-	22,663
Accrued interest receivable	4,017	4,017	4,017	-	-	3,804	3,804	3,804	-	-
Mortgage servicing rights	1,933	2,385	-	-	2,385	3,377	5,829	-	-	5,829
Mortgage banking derivative assets	1,955	1,955	-	-	1,955	1,189	1,189	-	-	1,189

Financial Liabilities
Deposits	829,399	831,255	211,014	620,241	-	1,244,741	1,246,541	606,991	639,550	-
Advance payments by borrowers for taxes	8,271	8,271	8,271	-	-	2,482	2,482	2,482	-	-
Borrowings	444,063	467,559	10,063	457,496	-	455,197	491,053	21,197.00	469,856	-
Accrued interest payable	1,571	1,571	1,571	-	-	1,595	1,595	1,595	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	-	-	-	-	-

The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents is a reasonable estimate of fair value.

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

Loans Receivable

Loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at fair value. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. With respect to loans that are not considered to be impaired, fair value is estimated by discounting the future contractual cash flows using discount rates that reflect a current rate offered to borrowers of similar credit standing for the remaining term to maturity. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 and generally produces a higher fair value.

FHLBC Stock

For FHLBC stock, the carrying amount is the amount at which shares can be redeemed with the FHLBC and is a reasonable estimate of fair value.

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit is not material at March 31, 2014 and December 31, 2013.

Mortgage Banking Derivative Assets and Liabilities

Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. The Company relies on a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment, and then multiplying by quoted investor prices. The Company also relies on a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. On the Company's Consolidated Statements of Condition, instruments that have a positive fair value are included in prepaid expenses and other assets, and those instruments that have a negative fair value are included in other liabilities.

Note 15 – Segment Reporting

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

	As of or for the three months ended March 31, 2014
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,361	163	176	9,700
Provision for loan losses	250	-	-	250
Net interest income after provision for loan losses	9,111	163	176	9,450

Noninterest income	483	16,658	(83)	17,058

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,720	11,342	(3)	15,059
Occupancy, office furniture and equipment	923	1,762	-	2,685
FDIC insurance premiums	406	-	-	406
Real estate owned	548	-	-	548
Other	1,250	3,666	18	4,934
Total noninterest expenses	6,847	16,770	15	23,632
Income before income taxes	2,747	51	78	2,876
Income tax expense	930	21	42	993
Net income	$1,817	30	36	1,883

Total Assets	$1,726,801	127,696	(89,739)	1,764,758

	As of or for the three months ended March 31, 2013
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,936	86	124	10,146
Provision for loan losses	1,700	60	-	1,760
Net interest income after provision for loan losses	8,236	26	124	8,386

Noninterest income	639	22,406	(12)	23,033

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,291	13,270	(79)	16,482
Occupancy, office furniture and equipment	833	1,083	-	1,916
FDIC insurance premiums	673	-	-	673
Real estate owned	141	-	-	141
Other	960	3,656	43	4,659
Total noninterest expenses	5,898	18,009	(36)	23,871
Income before income taxes (benefit)	2,977	4,423	148	7,548
Income tax expense (benefit)	1,116	1,782	25	2,923
Net income	$1,861	2,641	123	4,625

Total Assets	$1,558,139	119,725	(49,110)	1,628,754

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q contains or incorporates by reference various forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  These forward-looking statements include, but are not limited to:

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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption "Risk Factors" in Item 1A of the Company's 2013 Annual Report on Form 10-K).

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three months ended March 31, 2014 and 2013 and the financial condition as of March 31, 2014 compared to the financial condition as of December 31, 2013.
On January 22, 2013, Waterstone Financial, Inc., a Maryland corporation, completed its conversion from the mutual holding company to the stock holding company form of organization. A total of 25,300,000 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share. As part of the conversion, each existing share of Waterstone-Federal common stock held by public shareholders was converted into the right to receive 1.0973 shares of Waterstone-Federal common stock. The exchange ratio ensured that, after the conversion and offering, the public shareholders of Waterstone-Federal maintained approximately the same ownership interest in New Waterstone as they owned previously.  Net proceeds from the stock offering totaled approximately $248.3 million.
Our profitability is highly dependent on our net interest income, mortgage banking income, provision for loan losses and real estate owned expense.  Net interest income is the difference between the interest income we earn on our interest earning assets which are loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company's banking subsidiary, WaterStone Bank, is primarily a mortgage lender with loans secured by real estate comprising 98.1% of total loans receivable on March 31, 2014.  Further, 87.9% of loans receivable are residential mortgage loans with multi-family loans comprising 47.0% of all loans on March 31, 2014.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank's mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as a primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes short-term repurchase agreements with other banks as needed.  On March 31, 2014, deposits comprised 63.9% of total liabilities.  Federal Home Loan Bank advances outstanding on March 31, 2014 totaled $350.0 million, or 27.0% of total liabilities.
Net income totaled $1.9 million during the three months ended March 31, 2014 as compared to $4.6 million during the year ended March 31, 2013.  During the three months ended March 31, 2014, our results of operations was negatively impacted by a decrease in mortgage banking income which was attributable to both a decrease in loan origination volume as well as a decrease in average sales margins.  The decrease in origination volume was driven by a decline in demand for mortgage refinance products.  The decline in average sales margins during the three months ended March 31, 2014 reflects a decrease in pricing on all products in almost all geographic markets compared to the three months ended March 31, 2013 and was reflective of general market conditions.  Net income for the three months ended March 31, 2014 was also negatively impacted by a decrease and net interest income as well as increases in occupancy and real estate owned expense.    Partially offsetting the impact of these negative variances, net income was positively impacted by a decrease in provision for loan losses resulting from a continued improvement in asset quality and an increase in other noninterest income, which was driven by sales of mortgage servicing rights.
Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General - Net income for the three months ended March 31, 2014 totaled $1.9 million, or $0.05 for both basic and diluted income per share, compared to net income of $4.6 million, or $0.14 and $0.13 for basic and diluted income per share, respectively for the three months ended March 31, 2013.  The three months ended March 31, 2014 generated an annualized return on average assets of 0.42% and an annualized return on average equity of 1.87%, compared to an annualized return on average assets of 1.14% and an annualized return on average equity of 9.14% for the comparable period in 2013.  Return on average equity was adversely impacted by both the decrease in net income as well as the increase in equity resulting from the net proceeds from the stock offering.  Income before income taxes decreased $4.7 million to $2.9 million during the three months ended March 31, 2014, compared to $7.5 million during the three months ended March 31, 2013.  The pre-tax results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 reflect a $4.4 million decrease in pre-tax income from the mortgage banking segment and a $230,000 decrease in pre-tax income from the community banking segment.  Income taxes totaled $1.0 million during the three months ended March 31, 2014, compared to $2.9 million during the three months ended March 31, 2013.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our non-interest income and a majority of our non-interest expense.  Accordingly, we have provided below a discussion of the material results of operations of Waterstone Mortgage Corporation on a separate basis for the three months ended March 31, 2014 and 2013, which focuses on a discussion of non-interest income and non-interest expense.  We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Mortgage Banking Segment Operations for the Three Months Ended March 31, 2014 and 2013

Net income totaled $30,000 for the three months ended March 31, 2014, compared to $2.6 million during the three months ended March 31, 2013.  The decrease in net income was attributable to a decrease in loan origination volume as well as a decrease in average sales margins.  The decrease in net income due to the decline in loan production income was partially offset by a $1.8 million gain on sales of mortgage servicing rights.   There were no comparable sales of mortgage servicing rights during the three months ended March 31, 2013.

Mortgage banking segment revenues decreased $5.7 million, or 25.7%, to $16.7 million for the three months ended March 31, 2014 compared to $22.4 million during the three months ended March 31, 2013.   The $5.7 million decrease in mortgage banking revenues was attributable to both a decrease in loan origination volume as well as a decrease in average sales margins.  Loans originated for sale in the secondary market totaled $295.3 million during the three months ended March 31, 2014, which represented a 31.4% decline from the $430.1 million in loans that were originated during the three months ended March 31, 2013.  The decrease in origination volume was driven by a decline in demand for mortgage refinance products.  The decline in average sales margins during the three months ended March 31, 2014 reflects a decrease in pricing on all products in almost all geographic markets compared to the three months ended March 31, 2013 and was reflective of general market conditions.

During the three months ended March 31, 2014, loan origination volume shifted towards higher yielding governmental loans and loans made for the purpose of a purchase; however, margins decreased for all loan types and loan purposes, compared to the three months ended March 31, 2013.   Loans originated for the purpose of a residential property purchase, which generally yield a higher margin than loans originated for the purpose of a refinance, comprised 84.9% of total originations during the three months ended March 31, 2014, compared to 47.3% during the three months ended March 31, 2013.  The mix of loan type changed slightly with conventional loans and governmental loans comprising 60.3% and 39.7% of all loan originations, respectively, during the three months ended March 31, 2014.  During the three months ended March 31, 2013 conventional loans and governmental loans comprised 63.0% and 37.0% of all loan originations, respectively.  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.

Partially offsetting the decline in revenues related to the origination and sale of loans during the three months ended March 31, 2014, the Company sold mortgage servicing rights related to $393.6 million in loans receivable with a book value of $2.2 million at a gain of $1.8 million.  The sales were timed to take advantage of preferable market pricing conditions.  There were no comparable transactions during the three months ended March 31, 2013.

Total compensation, payroll taxes and other employee benefits at Waterstone Mortgage Corporation decreased $1.9 million, or 14.5%, to $11.3 million for the three months ended March 31, 2014 from $13.3 million during the three months ended March 31, 2013.  The decrease in compensation expense was a direct result of the decrease in mortgage banking income, given our commission-based loan officer compensation model.  The decrease in compensation did not fully correlate with the decrease in mortgage banking income due to an expansion of our branch network.  During the quarter ended December 31, 2013, the Company reduced support staffing levels in response to lower than anticipated origination volumes.  The anticipated increase in origination volumes did not materialize during the last six months of fiscal 2013 and the three months ended March 31, 2014 due in large part to the significant increase in interest rates on fixed-rate mortgage loans during the year which led to lower demand for refinance mortgage products.

Occupancy expense increased $679,000, or 62.7%, to $1.8 million during the three months ended March 31, 2014 compared to $1.1 million during the three months ended March 31, 2013.  The increase resulted from an expansion of the branch network as well as the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility during the year ended December 31, 2013.

Average Balance Sheets, Interest and Yields/Costs
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated.  Non-accrual loans were included in the computation of the average balances of loans receivable and held for sale.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.  Yields in interest-earning assets are computed on a fully tax-equivalent yield, were applicable.

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,162,205	13,669	4.77%	$1,248,893	15,213	4.94%
Mortgage related securities (2)	125,871	559	1.80	143,628	437	1.23
Debt securities, federal funds sold and short-term investments (2)(6)(3)	418,213	1,008	0.98	155,973	669	1.74
Total interest-earning assets	1,706,289	15,236	3.62	1,548,494	16,319	4.27

Noninterest-earning assets	99,734			98,893
Total assets	$1,806,023			$1,647,387

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$46,570	4	0.03	$44,206	3	0.03
Money market and savings accounts	217,623	29	0.05	119,569	37	0.13
Time deposits	623,486	1,027	0.67	723,477	1,426	0.80
Total interest-bearing deposits	887,679	1,060	0.48	887,252	1,466	0.67
Borrowings	444,823	4,293	3.91	485,259	4,574	3.82
Total interest-bearing liabilitites	1,332,502	5,353	1.63	1,372,511	6,040	1.79

Noninterest-bearing liabilities
Noninterest-bearing deposits	41,409			39,866
Other noninterest-bearing liabilities	24,135			29,713
Total noninterest-bearing liabilities	65,544			69,579
Total liabilities	1,398,046			1,442,090
Equity	407,977			205,297
Total liabilities and equity	$1,806,023			$1,647,387

Net interest income		9,883			10,279
Net interest rate spread (4)			1.99%			2.48%
Net interest-earning assets (5)	$373,787			$175,983
Net interest margin (6)			2.35%			2.69%
Average interest-earning assets to average interest-bearing liabilities			128.05%			112.82%

__________
(1)  Interest income includes net deferred loan fee amortization income of $138,000 and $156,000 for the three months ended March 31, 2014 and 2013, respectively.
(2)  Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 0.80% and 1.40% for the three months ended March 31, 2014 and 2013, respectively.
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

	Three Months Ended March 31,
	2014 versus 2013
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$(1,031)	(513)	(1,544)
Mortgage related securities (3)	(60)	182	122
Other earning assets (3)	740	(401)	339
Total interest-earning assets	(351)	(732)	(1,083)

Interest expense:
Demand accounts	-	1	1
Money market and savings accounts	20	(29)	(9)
Time deposits	(182)	(218)	(400)
Total interest-earning deposits	(162)	(246)	(408)
Borrowings	(390)	109	(281)
Total interest-bearing liabilities	(552)	(137)	(689)
Net change in net interest income	$201	(595)	(394)
______________
(1)	Interest income includes net deferred loan fee amortization income of $138,000 and $156,000 for the three months ended March 31, 2014 and 2013, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $1.1 million, or 7.0%, to $15.1 million during the three months ended March 31, 2014 from $16.2 million during the three months ended March 31, 2013.

Interest income on loans decreased $1.5 million, or 10.2%, to $13.7 million during the three months ended March 31, 2014 from $15.2 million during the three months ended March 31, 2013.  The decrease in interest income on loans was primarily due to an $86.7 million, or 6.9%, decrease in the average balance of loans outstanding to $1.16 billion during the three months ended March 31, 2014 from $1.25 billion during the three months ended March 31, 2013.   The decrease in interest income on loans also reflects a 17 basis point decrease in the average yield on loans to 4.77% for the three months ended March 31, 2014 from 4.94% for the three months ended March 31, 2013.

Interest income from mortgage-related securities increased $122,000, or 27.9%, to $559,000 during the three months ended March 31, 2014 from $437,000 during the three months ended March 31, 2013.  The increase in interest income was due to a 57 basis point increase in the average yield on mortgage-related securities to 1.80% for the three months ended March 31, 2014 from 1.23% for the three months ended March 31, 2013.  This was partially offset by a decrease in average balance.  The average balance of mortgage-related securities decreased $17.8 million, or 12.4%, to $125.9 million for the three months ended March 31, 2014 from $143.6 million during the three months ended March 31, 2013.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $289,000, or 53.9%, to $825,000 for the three months ended March 31, 2014 compared to $536,000 for the three months ended March 31, 2013.  Interest income on other interest earning assets increased due to an increase in the average balance of other earning assets of $262.2 million to $418.2 million during the three months ended March 31, 2014 from $156.0 million during the three months ended March 31, 2013.   The increase in average balance reflects the $248 million in net proceeds that were received from our stock offering during January 2014.  During the quarter ended March 31, 2014, these proceeds were held as cash and cash equivalents.  The increase in interest income due to an increase in volume was partially offset by a 60 basis point increase in the average yield on other interest earning assets to 0.80% for the three months ended March 31, 2014 from 1.40% for the three months ended March 31, 2013.  The significant decrease in average yield reflects the significant increase in the balance of lower yielding cash and cash equivalents, resulting from the stock offering.  Proceeds from the offering will be re-invested from cash and cash equivalents into higher yielding investment securities, as well as utilized to fund loan growth.

Total Interest Expense - Total interest expense decreased by $687,000, or 11.4%, to $5.4 million during the three months ended March 31, 2014 from $6.0 million during the three months ended March 31, 2013.  This decrease in expense was the result of both a decrease in the average balance of interest-bearing deposits and borrowings, as well as a decrease in the average cost of funds.  Total average interest bearing deposits and borrowings outstanding decreased $40.0 million, or 2.9%, to $1.33 billion for the three months ended March 31, 2014 compared to an average balance of $1.37 billion for the three months ended March 31, 2013.  The average cost of funds decreased 16 basis points to 1.63% for the three months ended March 31, 2014 from 1.79% for the three months ended March 31, 2013.

Interest expense on deposits decreased $426,000, or 27.7%, to $1.1 million during the three months ended March 31, 2014 from $1.5 million during the three months ended March 31, 2013.  The decrease in interest expense on deposits was primarily due to a decrease in the average cost of deposits of 19 basis points to 0.48% for the three months ended March 31, 2014 compared to 0.67% for the three months ended March 31, 2013.  The decrease in the cost of deposits reflects the current low interest rate environment due to the Federal Reserve's low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts compared the prior year.  The average balance of time deposits decreased $100.0 million, or 13.8%, to $623.5 million during the three months ended March 31, 2014 from $723.5 million during the three months ended March 31, 2013.  The decrease in the average balance of time deposits was offset by an increase in money market and savings accounts. The average balance of money market and savings accounts increased $98.1 million, or 82.0%, to $217.6 million during the three months ended March 31, 2014 from $119.6 million during the three months ended March 31, 2013.   This increase was primarily driven by the receipt of funds that were reserved for the purchase of common stock in conjunction with our stock offering.  The decrease in time deposits was consistent with the Bank's liquidity needs and funding obligations.

Interest expense on borrowings decreased $281,000, or 6.1%, to $4.3 million during the three months ended March 31, 2014 from $4.6 million during the three months ended March 31, 2013.  The decrease in interest expense on borrowings was primarily due to a $40.4 million, or 8.3%, decrease in the average balance of borrowings to $444.8 million during the three months ended March 31, 2014 from $485.3 million during the three months ended March 31, 2013.  The decreased use of borrowings as a funding source during the three months ended March 31, 2014 reflects a decreased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market.  The cost of average borrowings increased by 9 basis points to 3.91% for the three months ended March 31, 2014 compared to 3.82% for the three months ended March 31, 2013.

Net Interest Income - Net interest income decreased by $446,000, or 4.6%, to $9.7 million during the three months ended March 31, 2014 as compared to $10.1 million during the three months ended March 31, 2013.  The decrease in net interest income resulted primarily from a 50 basis point decrease in our net interest rate spread to 1.95% during the three months ended March 31, 2014 from 2.45% during the three months ended March 31, 2013.  The 50 basis point decrease in the net interest rate spread resulted from a 65 basis point decrease in the average yield on interest earning assets, which was partially offset by a 16 basis point decrease in the average cost of interest bearing liabilities.

Provision for Loan Losses – Our provision for loan losses decreased $1.5 million, or 85.8%, to $250,000 during the three months ended March 31, 2014, from $1.8 million during the three months ended March 31, 2013.  The decrease in provision for loan losses reflects an improvement in both the quality of our loan portfolio and the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to the period ended March 31, 2013, including impaired loans, loans contractually past due and non-accrual loans.  In addition, the turnover of loans in each of the three aforementioned metrics has slowed during the three months ended March 31, 2014 compared to the prior year, which has resulted in fewer loans requiring a specific collateral analysis to determine a potential collateral shortfall and subsequent loan loss reserve.  Furthermore, as a result of stabilization in the local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income decreased $6.0 million, or 25.9%, to $17.1 million during the three months ended March 31, 2014 from $23.0 million during the three months ended March 31, 2013.  The decrease resulted primarily from a decrease in mortgage banking income.

Mortgage banking income decreased $7.5 million, or 34.0%, to $14.5 million for the three months ended March 31, 2014, compared to $22.0 million during the three months ended March 31, 2013.  The $7.5 million decrease in mortgage banking income was the result of a decrease in origination and sales volumes as well as a decrease in average sales margin.  Loans originated for sale in the secondary market totaled $295.3 million during the three months ended March 31, 2014, which represented 31.4% decline from the $430.1 million in loans that were originated during the three months ended March 31, 2013.  The decline in average sales margins during the three months ended March 31, 2014 reflects a decrease in pricing on all products in almost all geographic markets compare to the three months ended March 31, 2013 and was reflective of general market conditions.

Total other noninterest income increased $1.6 million to $2.2 million during the three months ended March 31, 2014 from $549,000 during the three months ended March 31, 2013.  During the three months ended March 31, 2014, the Company sold mortgage servicing rights related to $393.6 million in loans receivable with a book value $2.2 million at a gain of $1.8 million.  The sales were timed to take advantage of preferable market pricing conditions.  There were no comparable transactions during the three months ended March 31, 2013.

Noninterest Expense - Total noninterest expense decreased $239,000, or 1.0%, to $23.6 million during the three months ended March 31, 2014 from $23.9 million during the three months ended March 31, 2013.  The decrease was primarily attributable to decreased compensation, which was partially offset by increases in occupancy, office furniture and equipment and real estate owned expense.

Compensation, payroll taxes and other employee benefit expense decreased $1.4 million, or 8.6%, to $15.1 million during the three months ended March 31, 2014 compared to $16.5 million during the three months ended March 31, 2013.  Due primarily to a decrease in loan origination activity, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary decreased $1.9 million, or 14.5%, to $11.3 million for the three months ended March 31, 2014 compared to $13.3 million during the three months ended March 31, 2013.  The decrease in compensation at our mortgage banking subsidiary correlates to the decrease in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.  Total compensation, payroll taxes and other benefits at our community banking subsidiary increased $429,000, or 13.0%, to $3.7 million for the three months ended March 31, 2014 compared to $3.3 million during the three months ended March 31, 2013.

Real estate owned expense increased $407,000 to $548,000 during the three months ended March 31, 2014 compared to $141,000 during the three months ended March 31, 2013.  Real estate owned income or expense includes the operating costs related to the properties, net of rental income.  In addition, it includes net gain or loss recognized upon the sale of real estate acquired through foreclosure, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The increase in real estate owned expense results from a decrease in net gains recognized upon the sale of properties.  Sales and write-downs of real estate owned resulted in a net loss of $47,000 during the three months ended March 31, 2014.  During the three months ended March 31, 2013, sales and write downs of real estate owned resulted in a net gain of $352,000.  During the three months ended March 31, 2014, net operating expense, which primarily relates to property taxes, maintenance and management fees, net of rental income, remained relatively stable at $501,000, compared to $492,000 during the three months ended March 31, 2013.

Income Taxes – Driven by a decrease in pre-tax income, income tax expense decreased $1.9 million, or 66.0%, to $1.0 million during the three months ended March 31, 2014, compared to $2.9 million during the three months ended March 31, 2013.  Income tax expense was recognized during the three months ended March 31, 2014 at an effective rate of 38.0% compared to an effective rate of 38.7% during the three months ended March 31, 2013.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total Assets - Total assets decreased by $182.3 million, or 9.4%, to $1.76 billion at March 31, 2014 from $1.95 billion at December 31, 2013.  The decrease in total assets primarily reflects the return of funds received in connection with our second-step stock offering.  As of December 31, 2013, the Company had received stock subscription proceeds totaling $388.7 million.  Prior to the completion of the stock offering, $16.5 million in proceeds were returned to subscribers who had canceled their subscription.  Upon the completion of the stock offering in January 2014, approximately $125.3 million in oversubscribed funds were returned to stock subscribers.

Cash and Cash Equivalents – Cash and cash equivalents decreased $199.9 million, or 46.6%, to $229.3 million at March 31, 2014, compared to $429.2 million at December 31, 2013.  The decrease in cash and cash equivalents primarily reflects the return of funds received in connection with our second-step stock offering.  As of December 31, 2013, the Company had received stock subscription proceeds totaling $388.7 million.  Prior to the completion of the stock offering, $16.5 million in funds were returned to subscribers who had canceled their subscription.  Upon the completion of the stock offering in January 2014, approximately $125.3 million in oversubscribed funds were returned to stock subscribers.  During the three months ended March 31, 2014 cash and cash equivalents were also used to fund a $9.9 million increase in loans receivable and a $9.8 million increase in loans held for sale.

Securities Available for Sale – Securities available for sale increased by $2.2 million, or 1.0%, to $215.6 million at March 31, 2014 from $213.4 million at December 31, 2013.  This increase reflects a $4.6 million increase in mortgage-backed securities and a $1.4 million increase in municipal securities, partially offset by a $3.2 million decrease in government sponsored enterprise bonds and a $1.2 million decrease in government sponsored enterprise issued collateralized mortgage obligations.

Loans Held for Sale - Loans held for sale increased $9.8 million, or 10.1%, to $106.8 million at March 31, 2014 from $97.0 million at December 31, 2013.  During the three months ended March 31, 2014, $295.3 million in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $285.6 million.

Loans Receivable - Loans receivable held for investment increased $9.9 million, or 0.9%, to $1.1 billion at March 31, 2014 from $1.10 billion at December 31, 2013.  The increase in total loans receivable was primarily attributable to a $10.2 million increase in commercial real estate, which reflects an increase in market demand as well as a strategic plan to grow this segment of the loan portfolio.  During the three months ended March 31, 2014, $3.5 million in loans were transferred to real estate owned and $1.8 million were charged-off.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Three months ended March 31,		Year Ended
	2014	2013	December 31, 2013
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,189,697	1,267,285	1,267,285
Real estate loans originated for investment:
Residential
One- to four-family	9,582	5,606	24,504
Over four-family	18,182	19,526	82,938
Home equity	349	924	6,079
Construction and land	497	468	6,676
Commercial real estate	9,066	9,292	12,098
Total real estate loans originated for investment	37,676	35,816	132,295
Consumer loans originated for investment	-	-	12
Commercial business loans originated for investment	3,222	1,460	7,612
Total loans originated for investment	40,898	37,276	139,919

Principal repayments	(25,709)	(39,772)	(154,739)
Transfers to real estate owned	(3,511)	(2,734)	(13,552)
Loan principal charged-off, net of recoveries	(1,778)	(3,505)	(12,624)
Net activity in loans held for investment	9,900	(8,735)	(40,996)

Loans originated for sale	295,266	430,108	1,751,054
Loans sold	(285,616)	(459,553)	(1,787,646)
Net activity in loans held for sale	9,650	(29,445)	(36,592)
Total gross loans receivable and held for sale at end of period	$1,209,247	1,229,105	1,189,697

Allowance for Loan Losses - The allowance for loan losses decreased $873,000, or 3.6%, to $23.4 million at March 31, 2014 from $24.3 million at December 31, 2013.  The $873,000 decrease in the allowance for loan losses during the three months ended March 31, 2014 reflects improvement in both the quality of the loan portfolio as well as the overall local real estate market.  We have experienced an improvement in a number of key loan quality metrics compared to December 31, 2013, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  As of March 31, 2014, the allowance for loan losses to total loans receivable was 2.12% and was equal to 49.43% of non-performing loans, compared to 2.60% and 44.42%, respectively, at December 31, 2013.  The overall $873,000 decrease in the allowance for loan losses during the three months ended March 31, 2014 reflects decreases across all loan categories with the exception of commercial real estate.  The decreases resulted from the charge-off of specific reserves and improvement of key loan quality metrics.  The increase in the allowance related to commercial real estate was driven by the growth of the overall balance of that category.

Real Estate Owned – Total real estate owned decreased $120,000, or 0.5%, to $22.5 million at March 31, 2014 from $22.7 million at December 31, 2013.  During the three months ended March 31, 2014, $3.5 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $163,000 during the three months ended March 31, 2014.  During the same period, sales of real estate owned totaled $3.5 million.

Deposits – Total deposits decreased $415.3 million, or 33.4%, to $829.4 million at March 31, 2014 from $1.2 billion at December 31, 2013.  The decrease was driven by a decrease in money market and savings accounts that reflects the impact of our second-step stock offering.  Total money market and savings deposits decreased $392.5 million, or 76.4%, to $121.2 million at March 31, 2014 from $513.7 million at December 31, 2013.  As of December 31, 2013, the Company had received stock subscription proceeds totaling $388.7 million, which were held in a savings account.  Upon the completion of the stock offering in January 2014, approximately $253.0 million of the proceeds were used to purchase common stock and the remaining funds were returned to subscribers.   Total time deposits decreased $19.4 million, or 3.0%, to $618.4 million at March 31, 2014 from $637.8 million at December 31, 2013.  Total demand deposits decreased $3.5 million, or 3.7%, to $89.8 million at March 31, 2014 from $93.3 million at December 31, 2013.

Borrowings – Total borrowings decreased $11.1 million, or 2.4%, to $444.1 million at March 31, 2014 from $455.2 million at December 31, 2013.  The decrease in borrowings relates to a decrease in the use of short-term repurchase agreements to finance loans held for sale.  The balance of these lines of credit decreased by $11.1 to $10.1 million at March 31, 2014, from $21.2 million at December 31, 2013.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $5.8 million to $8.3 million at March 31, 2014 from $2.5 million at December 31, 2013.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $13.6 million, or 45.2%, to $16.5 million at March 31, 2014 from $30.1 million at December 31, 2013.  Of the total decrease $13.4 million related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes..  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.  The decrease related to escrow checks was partially offset by an increase in amounts due to third parties related to the origination of loans held for sale.

Shareholders' Equity – Shareholders' equity increased by $252.0 million, or 117.5%, to $466.5 million at March 31, 2014 from $214.5 million at December 31, 2013.  The increase in shareholders' equity was primarily due to $248.4 million in net proceeds from the second-step stock offering.  The increase also reflects a $1.9 million increase in retained earnings reflecting net income for the three months ended March 31, 2014.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $1.4 million decrease in accumulated other comprehensive loss and a $219,000 decrease in unearned ESOP shares.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2014	2013
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$28,592	30,207
Over four-family	13,506	13,498
Home equity	1,587	1,585
Construction and land	2,477	4,195
Commercial real estate	830	938
Consumer	16	17
Commercial	309	521
Total non-accrual loans	47,317	50,961

Real estate owned
One- to four-family	12,274	12,980
Over four-family	2,960	3,040
Construction and land	6,924	6,258
Commercial real estate	385	385
Total real estate owned	22,543	22,663
Total nonperforming assets	$69,860	73,624

Total non-accrual loans to total loans, net	4.29%	4.66%
Total non-accrual loans and performing troubled debt restructurings to total loans receivable	5.21%	5.61%
Total non-accrual loans to total assets	2.68%	2.62%
Total nonperforming assets to total assets	3.96%	3.78%

All loans that exceed 90 days past due with respect to principal and interest are recognized as non-accrual.  Troubled debt restructurings that are non-accrual either due to being past due greater than 90 days or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above.  In addition, loans that are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower review.  When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered.  This process generally takes place between contractual past due dates 60 to 90 days.  Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral.  When a loan is determined to be uncollectible, typically coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Three Months
	Ended March 31,
	2014	2013
	(In Thousands)

Balance at beginning of period	$50,961	74,668
Additions	4,151	7,039
Transfers to real estate owned	(3,511)	(2,734)
Charge-offs	(1,439)	(3,314)
Returned to accrual status	(1,181)	(8,391)
Principal paydowns and other	(1,664)	(1,304)
Balance at end of period	$47,317	65,964

Total non-accrual loans decreased by $3.6 million, or 7.2%, to $47.3 million as of March 31, 2014 compared to $51.0 million as of December 31, 2013.  The ratio of non-accrual loans to total loans receivable was 4.29% at March 31, 2014 compared to 4.66% at December 31, 2013.  During the three months ended March 31, 2014, $3.5 million were transferred to real estate owned, $1.4 million in loan principal was charged off, $1.2 million in loans were returned to accrual status and approximately $1.7 million in principal payments were received.  Offsetting this activity, $4.2 million in loans were placed on non-accrual status during the three months ended March 31, 2014.

Of the $47.3 million in total non-accrual loans as of March 31, 2014, $42.3 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $10.2 million in cummulative partial charge-offs have been recorded with respect to these loans as of March 31, 2014.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $5.1 million have been recorded as of March 31, 2014.  The remaining $5.0 million of non-accrual loans were reviewed on an aggregate basis and $1.4 million in general valuation allowance was deemed necessary related to those loans as of March 31, 2014.   The $1.4 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

Our largest non-accrual loan as of March 31, 2014 was collateralized by multi-family residential real estate located in southeastern Wisconsin.  This loan had a principal balance of $3.3 million at March 31, 2014, which is net of life-to-date charge offs of $525,000.  Our second largest non-accrual loan as of March 31, 2014 was collateralized by a single-family residence located in Idaho.   This loan had a principal balance of $1.7 million at March 31, 2014.  Based upon an updated valuation, the estimated net realizable value of the collateral exceeds the principal balance of the loan, thus a specific valuation was not deemed necessary as of March 31, 2014.  Our third largest non-accrual loan as of March 31, 2014 was collateralized by a single-family residence located in southeastern Wisconsin.   This loan had a principal balance of $1.6 million and a specific valuation allowance of $358,000 at March 31, 2014.  Our fourth largest non-accrual loan as of March 31, 2014 was collateralized by multi-family real estate located in southeastern Wisconsin with a principal balance of $1.5 million and a specific valuation of $210,000.  Our next largest non-accrual loan as of March 31, 2014 was collateralized by a single-family residence located in Montana. This loan had a principal balance of $1.1 million at March 31, 2014, which is net of life-to-date charge offs of $1.0 million.  Together, these five largest non-accrual loans comprised 19.3% of total non-accrual loans at March 31, 2014.

For the three months ended March 31, 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $734,000.  We recognized $542,000 of interest income on such loans during the three months ended March 31, 2014.

There were no accruing loans past due 90 days or more during the three months ended March 31, 2014 or 2013.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes troubled debt restructurings:

	At March 31,	At December 31,
	2014	2013
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$25,820	25,258
Watch	4,182	4,329
Total troubled debt restructurings	$30,002	29,587

All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the financial statements.  Specific reserves have been established to the extent that collateral-based impairment analyses indicate that a collateral shortfall exists.

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
Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	As of March 31, 2014
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$6,072	12,336	18,408
Over four-family	2,702	5,342	8,044
Home equity	-	1,059	1,059
Construction and land	1,408	826	2,234
Commercial real estate	-	257	257
	$10,182	19,820	30,002

	As of December 31, 2013
	Accruing	Non-accruing	Total

One- to four-family	$6,218	11,875	18,093
Over four-family	2,710	5,314	8,024
Home equity	-	972	972
Construction and land	1,408	833	2,241
Commercial real estate	-	257	257
	$10,336	19,251	29,587

The following table sets forth activity in our troubled debt restructurings for the periods indicated.

	At or for the Three Months
	Ended March 31, 2014
	Accrual	Non-accrual
	(In Thousands)

Balance at beginning of period	$10,336	19,250
Additions	-	3,299
Change in accrual status	94	(94)
Charge-offs	-	(525)
Returned to contractual/market terms	(226)	(773)
Transferred to real estate owned	-	(567)
Principal paydowns and other	(22)	(770)
Balance at end of period	$10,182	19,820

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio

	At March 31,	At December 31,
	2014	2013
	(Dollars in Thousands)

Loans past due less than 90 days	$16,829	13,231
Loans past due 90 days or more	25,611	30,780
Total loans past due	$42,440	44,011

Total loans past due to total loans receivable	3.85%	4.03%

Past due loans decreased by $1.6 million, or 3.6%, to $42.4 million at March 31, 2014 from $44.0 million at December 31, 2013.  Loans past due 90 days or more decreased by $5.2 million, or 16.8%, during the three months ended March 31, 2014 while loans past due less than 90 days increased by $3.6 million, or 27.2%.  The $5.2 million decrease in loans past due 90 days or more was primarily due to $3.5 million in loans transferred to real estate owned during the three months ended March 31, 2014.  The $3.6 million increase in loans past due less than 90 days or more was primarily attributable to a $1.7 million increase in loans collateralized by one- to four-family residential real estate and a $1.6 million increase in loans collateralized by multi-family loans.

REAL ESTATE OWNED

Total real estate owned decreased by $120,000, or 0.5%, to $22.5 million at March 31, 2014, compared to $22.7 million at December 31, 2013.  During the three months ended March 31, 2014, $3.5 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $163,000 during the three months ended March 31, 2014.  During the same period, sales of real estate owned totaled $3.6 million, resulting in a net gain of $116,000.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

·	Applying an updated adjustment factor (as described previously) to an existing appraisal;
·	Confirming that the physical condition of the real estate has not significantly changed since the last valuation date;
·	Comparing the estimated current value of the collateral to that of updated sales values experienced on similar collateral;
·	Comparing the estimated current value of the collateral to that of updated values seen on current appraisals of similar collateral; and
·	Comparing the estimated current value to that of updated listed sales prices on our real estate owned and that of similar properties (not owned by the Company).

Virtually all habitable real estate owned is managed with the intent of attracting a lessee to generate revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value, less costs to sell, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2014	2013
	(Dollars in Thousands)

Balance at beginning of period	$24,264	31,043
Provision for loan losses	250	1,760
Charge-offs:
Mortgage
One- to four-family	628	3,642
Over four-family	848	137
Home equity	12	78
Commercial real estate	-	-
Construction and land	46	7
Consumer	-	-
Commercial	243	-
Total charge-offs	1,777	3,864
Recoveries:
Mortgage
One- to four-family	592	153
Over four-family	3	201
Home equity	3	2
Commercial real estate	6	-
Construction and land	48	-
Consumer	1	2
Commercial	1	1
Total recoveries	654	359
Net charge-offs	1,123	3,505
Allowance at end of period	$23,391	29,298

Ratios:
Allowance for loan losses to non-accrual loans at end of period	49.43%	44.42%
Allowance for loan losses to loans receivable at end of period	2.12%	2.60%
Net charge-offs to average loans outstanding (annualized)	0.39%	1.14%
Current period provision for loan losses to net charge-offs	22.25%	50.22%
Net charge-offs (annualized) to beginning of the period allowance	18.78%	45.79%
_______________

At March 31, 2014, the allowance for loan losses was $23.4 million, compared to $24.3 million at December 31, 2013.  As of March 31, 2014, the allowance for loan losses represented 2.12% of total loans receivable and was equal to 49.43% of non-performing loans, compared to 2.22% and 47.61%, respectively, at December 31, 2013.  The $873,000 decrease in the allowance for loan losses during the three months ended March 31, 2014 reflects improvement in both the quality of the loan portfolio as well as the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2013, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.

Net charge-offs totaled $1.1 million, or an annualized 0.39% of average loans for the three months ended March 31, 2014, compared to $3.5 million, or an annualized 1.14% of average loans for the three months ended March 31, 2013.  Of the $1.1 million in net charge-offs during the three months ended March 31, 2014, approximately 75.2% of the activity related to loans secured by multi-family residential loans.

Our underwriting policies and procedures emphasize the fact that credit decisions must rely on both the credit quality of the borrower and the estimated value of the underlying collateral.  Credit quality is assured only when the estimated value of the collateral is objectively determined and is not subject to significant fluctuation.  The quantified deterioration of the credit quality of our loan portfolio as described above is the direct result of borrowers who were not financially strong enough to make regular interest and principal payments or maintain their properties when the economic environment no longer allowed them the option of converting estimated real estate value increases into short-term cash flow.

The allowance for loan losses has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in nonperforming loans, current economic conditions and other relevant factors. To the best of management's knowledge, all probable losses have been provided for in the allowance for loan losses.

The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the appropriateness of the allowance, which ultimately may or may not be correct. Higher than anticipated rates of loan default would likely result in a need to increase provisions in future years. See "Critical Accounting Policies" above for a discussion on the use of judgment in determining the amount of the allowance for loan losses.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 16.3% and 4.2% for the three months ended March 31, 2014 and 2013, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.
Our primary sources of liquidity are deposits, amortization and repayment of loans, sales of loans held for sale, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan repayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements.  Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include advances from the FHLBC.
During the three months ended March 31, 2014 primary uses of cash and cash equivalents included: $295.3 million in originations of loans held for sale, $141.9 million in funds returned to stock subscribers, $25.0 million related to a decrease in deposits, $14.5 million in loan originations, net of principal payments, $11.1 million in repayments of short-term borrowings and $9.5 million in purchases of mortgage related securities.  During the three months ended March 31, 2014, primary sources of cash and cash equivalents included: $298.1 million in proceeds from the sale of loans held for sale, $6.2 million from principal repayments on mortgage related securities and $3.8 million from maturities of debt securities.  During the three months ended March 31, 2013 primary uses of cash and cash equivalents included: $430.1 million in originations of loans held for sale, $24.6 million related to a decrease in deposits and $26.3 million in purchases of debt securities.  During the three months ended March 31, 2013, primary sources of cash and cash equivalents included: $479.5 million in proceeds from the sale of loans held for sale and $11.0 million from principal repayments on mortgage related securities.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2014 and 2013, respectively, $229.3 million and $64.1 million of our assets were invested in cash and cash equivalents.  At March 31, 2014 cash and cash equivalents are comprised of the following: $174.0 million in cash held at the Federal Reserve Bank and other depository institutions and $55.3 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.
Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At March 31, 2014, we had $350.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At March 31, 2014, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.
At March 31, 2014, we had outstanding commitments to originate loans receivable of $26.2 million.  In addition, at March 31, 2014 we had unfunded commitments under construction loans of $7.7 million, unfunded commitments under business lines of credit of $12.2 million and unfunded commitments under home equity lines of credit and standby letters of credit of $15.6 million.  At March 31, 2014 certificates of deposit scheduled to mature in one year or less totaled $460.6 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
Capital

Shareholders' equity increased by $252.0 million, or 117.5%, to $466.5 million at March 31, 2014 from $214.5 million at December 31, 2013.  The increase in shareholders' equity was primarily due to $248.4 million in net proceeds from the second-step stock offering.  The increase also reflects a $1.9 million increase in retained earnings reflecting net income for the three months ended March 31, 2014.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $1.4 million decrease in accumulated other comprehensive loss and a $219,000 decrease in unearned ESOP shares.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At March 31, 2014, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.  See "Notes to Consolidated Financial Statements - Regulatory Capital."

The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds from the stock offering, our return on equity will continue to be adversely affected following the stock offering.

Contractual Obligations, Commitments and Contingent Liabilities
The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2014 and the respective maturity dates.

			More than	More than
			One Year	Three years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$89,810	89,810	-	-	-
Money market and savings deposits (4)	121,204	121,204	-	-	-
Time deposit (4)	618,385	460,620	127,679	30,086	-
Short-term borrowings (4)	10,063	10,063	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	220,000	130,000	-
Repurchase agreements (2)(4)	84,000	-	24,000	60,000	-
Operating leases (3)	11,404	2,777	2,963	1,826	3,838
Salary continuation agreements	553	170	340	43	-
	$1,285,419	684,644	374,982	221,955	3,838

_____________
(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest which will accrue on the advances.
     All Federal Home Loan Bank advances with maturities exceeding one year are callable on a quarterly basis.
(2)  The repurchase agreements are callable on a quarterly basis until maturity.
(3)  Represents non-cancelable operating leases for offices and equipment.
(4)  Excludes interest.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2014.

			More than	More than
			One Year	Three years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$26,175	26,175	-	-	-
Unuesed portion of home equity lines of credit (2)	14,911	14,911	-	-	-
Unused portion of construction loans (3)	7,664	7,664	-	-	-
Unused portion of business lines of credit	12,245	12,245	-	-	-
Standby letters of credit	696	696	-	-	-
Total Other Commitments	$61,691	61,691	-	-	-

General:  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.
(1)  Commitments for loans are extended to customers for up to 90 days after which they expire.
(2)  Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)  Unused portions of construction loans are available to the borrower for up to 1 year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk: (i) emphasizing variable rate loans including variable rate one- to four-family, and commercial real estate loans as well as six to five year commercial real estate balloon loans; (ii) reducing and shortening the expected average life of the investment portfolio; and (iii) whenever possible, lengthening the term structure of our deposit base and our borrowings from the FHLBC.  These measures should reduce the volatility of our net interest income in different interest rate environments.
Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
300 basis point gradual rise in rates	10.84
200 basis point gradual rise in rates	7.27
100 basis point gradual rise in rates	3.54
Unchanged rate scenario	-
100 basis point gradual decline in rates (1)	(2.07)
____________
(1) Given the current low point in the interest rate cycle, down scenarios in excess of 100 basis points are not meaningful.
WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 25% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 35% for interest rate movements of up to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At March 31, 2014, 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 3.54% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.07%.  At March 31, 2014, a 100 basis point gradual increase in interest rates had the effect of increasing the economic value of equity by 1.60% while a 100 basis point decrease in rates had the effect of decreasing the economic value of equity by 3.38%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 4. Controls and Procedures

Disclosure Controls and Procedures : Company management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting : There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2014, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
Item 1A. Risk Factors
See "Risk Factors" in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2014, the Company completed the sale of 25,300,000 shares of its common stock par value $0.01 per share, in connection with the second-step conversion of Lamplighter Financial, MHC. As of March 31, 2014, the Company had invested $124.2 million of the net proceeds it received from the sale into the Bank's operations and has retained the remaining amount for general corporate purposes.

The effective date of the Company's registration statement (Commission No. 333-189160) was November 14, 2014. The Company registered for offer and sale shares of common stock, par value $0.01, at a sales price of $10.00 per share.

The selling agent who assisted the Company in the sale of its common stock was Sandler O'Neill & Partners, L.P. For their services, Sandler O'Neill & Partners, L.P. received a fee of approximately $2.7 million.

From the effective date of the registration statement until March 31, 2014 the Company incurred expenses in connection with the offer and sale of the common stock totaling $4.7 million, resulting in net proceeds to the Company of $248.3 million.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 2, 2014
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: May 2, 2014
/s/ Allan R. Hosack
Allan R. Hosack
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended March 31, 2014

Exhibit No.	Description	Filed Herewith
31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial, Inc.	X
31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial, Inc.	X
32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial, Inc.	X
32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial, Inc.	X