Form 10-Q
period 2014-06-30
Waterstone Financial, Inc.
filed 2014-08-01
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 34,415,900 at July 31, 2014

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets	(In Thousands, except share data)
Cash	$69,228	428,832
Federal funds sold	39,962	93
Interest-earning deposits in other financial institutions and other short term investments	3,376	244
Cash and cash equivalents	112,566	429,169
Securities available for sale (at fair value)	278,701	213,418
Loans held for sale (at fair value)	168,470	97,021
Loans receivable	1,120,657	1,092,676
Less: Allowance for loan losses	21,227	24,264
Loans receivable, net	1,099,430	1,068,412

Office properties and equipment, net	26,936	27,090
Federal Home Loan Bank stock (at cost)	17,500	17,500
Cash surrender value of life insurance	50,010	39,378
Real estate owned	22,117	22,663
Prepaid expenses and other assets	26,662	32,388
Total assets	$1,802,392	1,947,039

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$87,718	93,275
Money market and savings deposits	121,695	513,716
Time deposits	639,225	637,750
Total deposits	848,638	1,244,741

Short-term borrowings	20,686	21,197
Long-term borrowings	434,000	434,000
Advance payments by borrowers for taxes	16,610	2,482
Other liabilities	24,449	30,147
Total liabilities	1,344,383	1,732,567

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2014 and 20,000,000 in 2013, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2014 and 200,000,000 in 2013
Issued - 34,413,705 in 2014 and 34,073,670 in 2013
Outstanding - 34,413,705 in 2014 and 31,349,317 in 2013	344	341
Additional paid-in capital	313,803	110,480
Retained earnings	153,409	151,195
Unearned ESOP shares	(10,292)	(854)
Accumulated other comprehensive income (loss), net of taxes	745	(1,429)
Treasury shares (0 in 2014 and 2,724,353 in 2013), at cost	-	(45,261)
Total shareholders' equity	458,009	214,472
Total liabilities and shareholders' equity	$1,802,392	1,947,039

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In Thousands, except per share amounts)

Interest income:
Loans	$14,568	14,862	28,236	30,075
Mortgage-related securities	748	419	1,307	856
Debt securities, federal funds sold and short-term investments	825	617	1,651	1,153
Total interest income	16,141	15,898	31,194	32,084
Interest expense:
Deposits	1,125	1,353	2,185	2,819
Borrowings	4,406	4,624	8,699	9,198
Total interest expense	5,531	5,977	10,884	12,017
Net interest income	10,610	9,921	20,310	20,067
Provision for loan losses	285	1,200	535	2,960
Net interest income after provision for loan losses	10,325	8,721	19,775	17,107
Noninterest income:
Service charges on loans and deposits	333	348	587	713
Increase in cash surrender value of life insurance	305	261	452	401
Mortgage banking income	22,188	25,455	36,690	47,443
Loss on sale of available for sale securities	-	-	—	(9)
Other	370	643	2,526	1,192
Total noninterest income	23,196	26,707	40,255	49,740
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	18,190	19,944	33,249	36,426
Occupancy, office furniture, and equipment	2,621	1,862	5,306	3,778
Advertising	838	796	1,574	1,620
Data processing	559	484	1,118	961
Communications	398	342	820	750
Professional fees	522	730	1,030	1,135
Real estate owned	705	12	1,253	153
FDIC insurance premiums	304	380	710	1,053
Other	3,466	2,897	6,174	5,442
Total noninterest expenses	27,603	27,447	51,234	51,318
Income before income taxes	5,918	7,981	8,796	15,529
Income tax expense	2,148	3,054	3,142	5,977
Net income	$3,770	4,927	5,654	9,552
Income per share:
Basic	$0.11	0.14	0.17	0.28
Diluted	$0.11	0.14	0.16	0.28
Weighted average shares outstanding:
Basic	34,021	34,175	34,143	34,163
Diluted	34,252	34,420	34,385	34,402

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Net income	$3,770	4,927	5,654	9,552

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of ($476), $1,895, ($1,399), $2,120, respectively	738	(2,881)	2,164	(3,222)

Reclassification adjustment for net loss (gain) included in net income during the period, net of tax (benefit) expense of ($7), $0, ($7), ($4), respectively	10	-	10	5

Total other comprehensive (loss) income	748	(2,881)	2,174	(3,217)
Comprehensive income	$4,518	2,046	7,828	6,335

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)
Balances at December 31, 2012	31,348	$341	110,490	136,487	(1,708)	2,285	(45,261)	202,634

Comprehensive income:
Net income	-	-	-	9,552	-	-	-	9,552
Other comprehensive loss	-	-	-	-	-	(3,217)	-	(3,217)
Total comprehensive income								6,335

ESOP shares committed to be released to Plan participants	-	-	(117)	-	428	-	-	311
Stock based compensation	1	-	65	-	-	-	-	65

Balances at June 30, 2013	31,349	$341	110,438	146,039	(1,280)	(932)	(45,261)	209,345

Balances at December 31, 2013	31,349	$341	110,480	151,195	(854)	(1,429)	(45,261)	214,472

Comprehensive income:
Net income	-	-	-	5,654	-	-	-	5,654
Other comprehensive income	-	-	-	-	-	2,174	-	2,174
Total comprehensive income								7,828

Purchase of ESOP Shares	-	-	-	-	(10,000)	-	-	(10,000)
ESOP shares committed to be released to Plan participants	-	-	5	-	562	-	-	567
Cash dividend	-	-	-	(3,440)	-	-	-	(3,440)
Stock based compensation	8	-	160	-	-	-	-	160
Merger of Lamplighter, MHC	(23,050)	(231)	305	-	-	-	-	74
Exchange of common stock	(8,299)	(83)	83	-	-	-	-	-
Treasury stock retired	-	(27)	(45,234)	-	-	-	45,261	-
Proceeds of stock offering, net of costs	34,406	344	248,004	-	-	-	-	248,348

Balances at June 30, 2014	34,414	$344	313,803	153,409	(10,292)	745	-	458,009

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2014	2013
	(In Thousands)

Operating activities:
Net income	$5,654	9,552
Adjustments to reconcile net cash (used in) income to net cash provided by operating activities:
Provision for loan losses	535	2,960
Provision for depreciation	1,630	1,226
Deferred income taxes	1,247	3,624
Stock based compensation	122	65
Net amortization of premium/discount on debt and mortgage related securities	811	1,233
Amortization of unearned ESOP shares	567	311
Amortization and impairment of mortgage servicing rights	342	569
Gain on sale of loans held for sale	(37,210)	(43,399)
Loans originated for sale	(767,020)	(978,327)
Proceeds on sales of loans originated for sale	732,781	1,023,294
Increase in accrued interest receivable	(140)	(395)
Increase in cash surrender value of life insurance	(452)	(401)
Decrease in accrued interest on deposits and borrowings	(33)	(135)
Increase in other liabilities	6,025	1,754
Increase (decrease) in accrued tax payable	1,005	(2,190)
Loss on sale of available for sale securities	-	9
Net loss (gain) related to real estate owned	278	(802)
Gain on sale of mortgage servicing rights	(1,786)	-
Other	3,809	(8,229)
Net cash (used in) provided by operating activities	(51,835)	10,719

Investing activities:
Net (increase) decrease in loans receivable	(38,484)	12,117
Purchases of:
Debt securities	(15,997)	(34,555)
Mortgage related securities	(70,119)	(7,160)
Certificates of deposit	(735)	(980)
Premises and equipment, net	(1,518)	(2,093)
Bank owned life insurance	(10,180)	(180)
Proceeds from:
Principal repayments on mortgage-related securities	14,552	21,902
Maturities of debt securities	9,785	2,060
Sales of debt securities	-	921
Sales of real estate owned	7,085	14,466
Net cash (used in) provided by investing activities	(105,611)	6,498

Financing activities:
Net decrease in deposits	(5,799)	(46,506)
Net increase (decrease) in short-term borrowings	(511)	10,158
Net change in advance payments by borrowers for taxes	716	2,030
Cash dividends on common stock	(1,719)	-
Financing for purchase of ESOP	(10,000)	-
Proceeds from stock option exercises	38	-
Stock offering funds returned to subscribers	(141,882)	-
Net cash used in financing activities	(159,157)	(34,318)
Decrease in cash and cash equivalents	(316,603)	(17,101)
Cash and cash equivalents at beginning of period	429,169	71,469
Cash and cash equivalents at end of period	$112,566	54,368

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	822	4,573
Interest payments	10,916	12,151
Noncash activities:
Loans receivable transferred to real estate owned	6,931	8,404
Deposits utilized to purchase common stock	248,422	-
Dividends declared but not paid in other liabilities	1,721	-

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2013 Annual Report on Form 10-K. Operating results for the six and three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.

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

Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income or shareholders' equity.

Impact of Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose. In these cases, the unrecognized tax benefit should be presented as a liability. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure."  This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendment requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method.  Early adoption is permitted. The Company is in the process of evaluating the impact of this standard to its results of operations, financial position, and liquidity.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the impact of this standard to its results of operations, financial position, and liquidity.

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." This ASU requires secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The Company is in the process of evaluating the impact of this standard to its results of operations, financial position, and liquidity.

In June 2014, the FASB also issued ASU No. 2014-12, "Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015 with earlier adoption permitted. The adoption of this standard is not expected to have a material impact to the Company's consolidated financial position or results of operations.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$112,887	1,598	(262)	114,223
Collateralized mortgage obligations:
Government sponsored enterprise issued	65,452	407	(39)	65,820
Mortgage-related securities	178,339	2,005	(301)	180,043

Government sponsored enterprise bonds	9,256	5	(37)	9,224
Municipal securities	76,700	1,113	(1,065)	76,748
Other debt securities	5,000	312	-	5,312
Debt securities	90,956	1,430	(1,102)	91,284
Certificates of deposit	7,350	27	(3)	7,374
	$276,645	3,462	(1,406)	278,701

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$104,462	1,192	(731)	104,923
Collateralized mortgage obligations:
Government sponsored enterprise issued	18,946	320	(25)	19,241
Mortgage-related securities	123,408	1,512	(756)	124,164

Government sponsored enterprise bonds	18,171	4	(241)	17,934
Municipal securities	61,014	802	(3,023)	58,793
Other debt securities	5,000	160	-	5,160
Debt securities	84,185	966	(3,264)	81,887
Certificates of deposit	7,350	32	(15)	7,367
	$214,943	2,510	(4,035)	213,418

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At June 30, 2014, $98.2 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  At December 31, 2013, $988,000 of the Company's government sponsored enterprise bonds and $99.7 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company. As of December 31, 2013, $1.2 million of municipal securities were pledged as collateral to secure Federal Home Loan Bank advances.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$5,176	5,260
Due after one year through five years	23,237	23,667
Due after five years through ten years	32,859	32,336
Due after ten years	37,034	37,395
Mortgage-related securities	178,339	180,043
	$276,645	278,701

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$23,327	(62)	13,605	(200)	36,932	(262)
Collateralized mortgage obligations:
Government sponsored enterprise issued	15,776	(39)	-	-	15,776	(39)
Government sponsored enterprise bonds	1,499	(1)	3,464	(36)	4,963	(37)
Municipal securities	13,329	(119)	34,497	(946)	47,826	(1,065)
Certificates of deposit	979	(1)	733	(2)	1,712	(3)
	$54,910	(222)	52,299	(1,184)	107,209	(1,406)

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$45,094	(539)	5,349	(192)	50,443	(731)
Collateralized mortgage obligations:
Government sponsored enterprise issued	5,669	(25)	-	-	5,669	(25)
Government sponsored enterprise bonds	15,530	(241)	-	-	15,530	(241)
Municipal securities	37,498	(2,546)	4,708	(477)	42,206	(3,023)
Certificates of deposit	3,660	(15)	-	-	3,660	(15)
	$107,451	(3,366)	10,057	(669)	117,508	(4,035)

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

As of June 30, 2014, the Company held two municipal securities that had previously been deemed to be other-than-temporarily impaired. Both securities were issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities. An additional $17,000 credit loss was recognized during the six months ended June 30, 2014 for these municipal bonds.  During the six months ended June 30, 2014, there were sales in the market of municipal issuer bonds at a discounted price that resulted in the Company recording additional credit losses. As of June 30, 2014, these securities had a combined amortized cost of $198,000 and a combined estimated fair value of $176,000.

As of June 30, 2014, the Company had eighty two municipal securities, six mortgage-backed securities, three government sponsored enterprise bonds,  and three certificate of deposit which had been in an unrealized loss position for twelve months or longer. These securities were determined not to be other-than-temporarily impaired as of June 30, 2014. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration.  As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the six months ended June 30, 2013, proceeds from the sale of securities totaled $921,000 and resulted in losses totaling $9,000.  The $9,000 included in loss on sale of available for sale securities in the consolidated statements of income during the six months ended June 30, 2013 was reclassified from accumulated other comprehensive income.  There were no sales of securities during the six months ended June 30, 2014.

The following table presents the change in other-than-temporary credit related impairment charges on securities available for sale for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit-related impairments on securities as of December 31, 2012	$100
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Reduction for sales of securities for which other-than-temporary was previously recognized	-
Credit-related impairments on securities as of December 31, 2013	100
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	17
Credit-related impairments on securities as of June 30, 2014	$117

Note 3 - Loans Receivable

Loans receivable at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$410,665	413,614
Multi-family	532,747	521,597
Home equity	32,661	35,432
Construction and land	30,011	31,905
Commercial real estate	92,271	71,698
Consumer	127	134
Commercial loans	22,175	18,296
	$1,120,657	1,092,676

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. While credit risks are geographically concentrated in the Company's Milwaukee metropolitan area, and while 87.1% of the Company's loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers. While the real estate collateralizing these loans is residential in nature, it ranges from owner-occupied single family homes to large apartment complexes. In addition, real estate collateralizing $56.5 million, or 5.0% of total loans, is located outside of the state of Wisconsin.

Qualifying loans receivable totaling $833.6 million and $882.9 million at June 30, 2014 and December 31, 2013, respectively, are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement.

As of June 30, 2014 and December 31, 2013, there are no loans that are 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of June 30, 2014 and December 31, 2013 follows:

	As of June 30, 2014
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$6,938	700	16,223	23,861	386,804	410,665
Multi-family	4,091	3,528	7,334	14,953	517,794	532,747
Home equity	416	90	365	871	31,790	32,661
Construction and land	47	-	1,649	1,696	28,315	30,011
Commercial real estate	639	228	710	1,577	90,694	92,271
Consumer	-	-	-	-	127	127
Commercial loans	660	-	267	927	21,248	22,175
Total	$12,791	4,546	26,548	43,885	1,076,772	1,120,657

	As of December 31, 2013
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$4,994	5,236	17,499	27,729	385,885	413,614
Multi-family	804	1,293	7,743	9,840	511,757	521,597
Home equity	373	205	465	1,043	34,389	35,432
Construction and land	-	39	4,195	4,234	27,671	31,905
Commercial real estate	287	-	357	644	71,054	71,698
Consumer	-	-	-	-	134	134
Commercial loans	-	-	521	521	17,775	18,296
Total	$6,458	6,773	30,780	44,011	1,048,665	1,092,676

(1)	Includes $2.8 million and $1.1 million for June 30, 2014 and December 31, 2013, respectively, which are on non-accrual status.
(2)	Includes $4.1 million and $5.7 million for June 30, 2014 and December 31, 2013, respectively, which are on non-accrual status.
(3)	Includes $12.6 million and $12.9 million for June 30, 2014 and December 31, 2013, respectively, which are on non-accrual status.

A summary of the activity for the six months ended June 30, 2014 and 2013 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Six months ended June 30, 2014
Balance at beginning of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264
Provision (credit) for loan losses	(979)	1,561	(767)	195	472	(25)	78	535
Charge-offs	(1,298)	(2,690)	(39)	(142)	-	(4)	(243)	(4,416)
Recoveries	740	23	6	63	6	3	3	844
Balance at end of period	$10,012	6,105	1,007	1,729	1,880	8	486	21,227

Six months ended June 30, 2013
Balance at beginning of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043
Provision (credit) for loan losses	2,115	(335)	163	926	110	3	(22)	2,960
Charge-offs	(5,686)	(732)	(524)	(134)	(95)	-	-	(7,171)
Recoveries	608	201	70	51	-	2	3	935
Balance at end of period	$14,856	6,868	1,806	2,166	1,274	35	762	27,767

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of June 30, 2014 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$2,287	1,176	515	588	416	-	58	5,040
Allowance related to loans collectively evaluated for impairment	7,725	4,929	492	1,141	1,464	8	428	16,187

Balance at end of period	$10,012	6,105	1,007	1,729	1,880	8	486	21,227

Loans individually evaluated for impairment	$36,023	14,221	1,447	3,903	1,634	-	364	57,592

Loans collectively evaluated for impairment	374,642	518,526	31,214	26,108	90,637	127	21,811	1,063,065
Total gross loans	$410,665	532,747	32,661	30,011	92,271	127	22,175	1,120,657

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of June 30, 2014 and December 31, 2013:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At June 30, 2014
Substandard	$35,986	12,170	1,777	3,902	1,633	-	364	55,832
Watch	9,423	8,448	458	1,387	1,788	-	826	22,330
Pass	365,256	512,129	30,426	24,722	88,850	127	20,985	1,042,495
	$410,665	532,747	32,661	30,011	92,271	127	22,175	1,120,657

At December 31, 2013
Substandard	$37,060	14,809	2,169	6,576	1,298	17	580	62,509
Watch	14,402	13,108	1,077	1,866	1,401	-	1,120	32,974
Pass	362,152	493,680	32,186	23,463	68,999	117	16,596	997,193
	$413,614	521,597	35,432	31,905	71,698	134	18,296	1,092,676

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies. Our underwriting policies require an officers' loan committee to review and approve all loans in excess of $500,000.  Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we maintain an independent loan review system under which our credit management personnel review non-owner occupied one- to four-family, multi-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship, exceed $1.0 million in potential exposure. Loans meeting these criteria are reviewed on an annual basis, or more frequently if the loan renewal is less than one year.  With respect to loans subject to the annual review, the review process is contingent on the receipt of updated financial information from the borrower.  To the extent that updated information is not received on a timely basis, the review is deferred and the credit is monitored until such time as the updated financial information is obtained.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage. Watch loans have potential weaknesses that deserve management's attention and, if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Finally, a loan is considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

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

With respect to multi-family income-producing real estate, appraisals are reviewed and estimated collateral values are adjusted by updating significant appraisal assumptions to reflect current real estate market conditions. Significant assumptions reviewed and updated include the capitalization rate, rental income and operating expenses. These adjusted assumptions are based upon recent appraisals received on similar properties as well as on actual experience related to real estate owned and currently under Company management.

The following tables present data on impaired loans at June 30, 2014 and December 31, 2013.

	As of or for the Six Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$12,364	12,628	2,287	-	12,542	245
Multi-family	7,098	7,400	1,176	120	7,252	135
Home equity	1,056	1,176	515	-	1,071	21
Construction and land	3,269	3,289	588	-	3,388	59
Commercial real estate	901	1,320	416	409	908	13
Consumer	-	-	-	-	-	-
Commercial	58	58	58	-	59	1
	24,746	25,871	5,040	529	25,220	474
Total Impaired with no Reserve
One- to four-family	23,659	30,272	-	5,146	24,304	545
Multi-family	7,123	11,294	-	3,083	9,696	117
Home equity	391	400	-	6	415	1
Construction and land	634	749	-	115	647	1
Commercial real estate	733	822	-	76	733	14
Consumer	-	-	-	-	-	-
Commercial	306	551	-	243	426	1
	32,846	44,088	-	8,669	36,221	679
Total Impaired
One- to four-family	36,023	42,900	2,287	5,146	36,846	790
Multi-family	14,221	18,694	1,176	3,203	16,948	252
Home equity	1,447	1,576	515	6	1,486	22
Construction and land	3,903	4,038	588	115	4,035	60
Commercial real estate	1,634	2,142	416	485	1,641	27
Consumer	-	-	-	-	-	-
Commercial	364	609	58	243	485	2
	$57,592	69,959	5,040	9,198	61,441	1,153

	As of or for the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$12,263	12,674	2,631	411	13,256	577
Multi-family	13,352	13,400	2,196	48	14,047	660
Home equity	1,427	1,427	862	-	1,536	59
Construction and land	3,087	3,087	624	-	3,092	93
Commercial real estate	839	1,324	370	485	1,339	35
Consumer	-	-	-	-	-	-
Commercial	569	569	258	-	570	1
	31,537	32,481	6,941	944	33,840	1,425
Total Impaired with no Reserve
One- to four-family	24,801	30,519	-	5,718	30,629	1,080
Multi-family	3,869	4,902	-	1,033	5,431	114
Home equity	529	529	-	-	533	12
Construction and land	3,440	6,133	-	2,693	6,135	62
Commercial real estate	459	523	-	64	524	27
Consumer	17	17	-	-	19	1
Commercial	11	11	-	-	11	1
	33,126	42,634	-	9,508	43,282	1,297
Total Impaired
One- to four-family	37,064	43,193	2,631	6,129	43,885	1,657
Multi-family	17,221	18,302	2,196	1,081	19,478	774
Home equity	1,956	1,956	862	-	2,069	71
Construction and land	6,527	9,220	624	2,693	9,227	155
Commercial real estate	1,298	1,847	370	549	1,863	62
Consumer	17	17	-	-	19	1
Commercial	580	580	258	-	581	2
	$64,663	75,115	6,941	10,452	77,122	2,722

The difference between a loan's recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss as well as payments applied to principal when the value of the collateral securing the loan is below the loan balance and management's assessment that the full collection of the loan balance is not likely.

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $32.8 million of impaired loans as of June 30, 2014 for which no allowance has been provided, $8.7 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan's net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At June 30, 2014, total impaired loans includes $26.2 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2013, total impaired loans included $29.6 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of June 30, 2014
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$5,357	10	$10,515	58	$15,872	68
Multi-family	2,695	1	4,368	5	7,063	6
Home equity	-	-	937	2	937	2
Construction and land	1,299	1	816	2	2,115	3
Commercial real estate	-	-	260	2	260	2
	$9,351	12	$16,896	69	$26,247	81

	As of December 31, 2013
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$6,218	13	$11,875	70	$18,093	83
Multi-family	2,710	1	5,314	4	8,024	5
Home equity	-	-	972	3	972	3
Construction and land	1,408	1	833	2	2,241	3
Commercial real estate	-	-	257	2	257	2
	$10,336	15	$19,251	81	$29,587	96

At June 30, 2014, $26.2 million in loans had been modified in troubled debt restructurings and $16.9 million of these loans were included in the non-accrual loan total. The remaining $9.4 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $1.7 million valuation allowance has been established as of June 30, 2014 with respect to the $26.2 million in troubled debt restructurings. As of December 31, 2013, a $2.6 million valuation allowance had been established with respect to the $29.6 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of June 30, 2014
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$14,460	35	$2,119	8	$16,579	43
Principal forbearance	253	2	2,660	1	2,913	3
Interest reduction	5,105	12	1,650	23	6,755	35
	$19,818	49	$6,429	32	$26,247	81

	As of December 31, 2013
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$15,160	37	$3,638	19	$18,798	56
Principal forbearance	5,240	5	-	-	5,240	5
Interest reduction	3,317	11	2,232	24	5,549	35
	$23,717	53	$5,870	43	$29,587	96

The following presents data on troubled debt restructurings:

	For the three months ended June 30, 2014		For the three months ended June 30, 2013
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$1,381	3	$474	2
Home equity	-	-	39	1
	$1,381	3	$513	3

There were no troubled debt restructurings within the past twelve months for which there was a default during the three months ended June 30, 2014 or June 30, 2013.

	For the six months ended June 30, 2014		For the six months ended June 30, 2013
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$3,806	13	$817	5
Multi-family	597	2	-	-
Home equity	98	1	39	1
	$4,501	16	$856	6

Troubled debt restructuring within the past twelve months for which there was a default
One- to four-family	$301	1	$-	-

The following table presents data on non-accrual loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$30,426	30,207
Multi-family	10,861	13,498
Home equity	1,464	1,585
Construction and land	1,688	4,195
Commercial real estate	1,276	938
Commercial	306	521
Consumer	-	17
Total non-accrual loans	$46,021	50,961
Total non-accrual loans to total loans receivable	4.11%	4.66%
Total non-accrual loans to total assets	2.55%	2.62%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)

One- to four-family	$12,540	12,980
Multi-family	1,073	3,040
Construction and land	8,204	6,258
Commercial real estate	300	385
	$22,117	22,663

The following table presents the activity in the Company's real estate owned:

	Six months ended June 30,
	2014	2013
	(In Thousands)
Real estate owned at beginning of the period	$22,663	35,974
Transferred from loans receivable	6,930	8,404
Sales (net of gains / losses)	(6,783)	(13,475)
Write downs	(603)	(950)
Other	(90)	30
Real estate owned at the end of the period	$22,117	29,983

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Six months ended June 30,
	2014	2013
	(In Thousands)
Mortgage servicing rights at beginning of the period	$3,377	3,220
Additions	1,869	2,111
Amortization	(267)	(569)
Sales	(2,189)	-
Mortgage servicing rights at end of the period	2,790	4,762
Valuation allowance at end of period	(75)	-
Mortgage servicing rights at the end of the period, net	$2,715	4,762

During the six months ended June 30, 2014, $767.0 million in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $728.0 million, generating mortgage banking income of $36.7 million. The unpaid principal balance of loans serviced for others was $381.7 million and $563.7 million at June 30, 2014 and December 31, 2013 respectively. These loans are not reflected in the consolidated statements of financial condition.

During the six months ended June 30, 2014, the Company sold mortgage servicing rights related to $392.8 million in loans receivable and with a book value of $2.2 million for $4.0 million resulting in a gain on sale of $1.8 million.  There were no comparable transactions during the six months ended June 30, 2013.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

		(In Thousands)
Estimate for the period ended December 31:	2014	$201
2015		348
2016		319
2017		291
2018		261
Thereafter		1,295
Total		$2,715

Note 6— Deposits

At June 30, 2014 and December 31, 2013, time deposits with balances greater than $100,000 amount to $180.0 million and $165.9 million, respectively.

A summary of the contractual maturities of time deposits at June 30, 2014 is as follows:

(In Thousands)

Within one year	$433,194
More than one to two years	163,978
More than two to three years	17,380
More than three to four years	21,093
More than four through five years	3,580
$639,225

Note 7— Borrowings

Borrowings consist of the following:

		June 30, 2014		December 31, 2013
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)
Short term:
Short-term repurchase agreements		$20,686	3.16%	21,197	3.19%
Long term:
Federal Home Loan Bank, Chicago advances maturing:
2016		220,000	4.34%	220,000	4.34%
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$454,686	3.86%	455,197	3.86%

The short-term repurchase agreements represent the outstanding portion of a total $90.0 million commitment with two unrelated banks. The short-term repurchase agreements are utilized by Waterstone Mortgage Corporation to finance loans originated for sale. These agreements are secured by the underlying loans being financed. Related interest rates are based upon the note rate associated with the loans being financed. The first of the two short-term repurchase agreements has an outstanding balance of $20.7 million, a rate of 3.16% and a total commitment of $40.0 million at June 30, 2014. The second short-term repurchase agreement has no outstanding balance and a total commitment of $50.0 million at June 30, 2014.

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

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $98.2 million at June 30, 2014 and $100.6 million at December 31, 2013.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 75% of the carrying value of unencumbered one- to four-family mortgage loans, 40% of the carrying value of home equity loans and 60% of the carrying value of multi-family loans. In addition, these advances are collateralized by FHLBC stock of $17.5 million at both June 30, 2014 and December 31, 2013. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As of June 30, 2014, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2014 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for the Bank as of June 30, 2014 and December 31, 2013 are presented in the table below:

	June 30, 2014
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)	$350,894	30.25%	92,808	8.00%	116,010		10.00%
Tier I capital (to risk-weighted assets)	336,310	28.99%	46,404	4.00%	69,606		6.00%
Tier I capital (to average assets)	336,310	18.88%	71,243	4.00%	89,054		5.00%
State of Wisconsin (to total assets)	336,310	18.72%	107,774	6.00%	N/	A	N/	A

	December 31, 2013
	(Dollars In Thousands)
Total capital (to risk-weighted assets)	$219,146	21.67%	80,887	8.00%	101,109		10.00%
Tier I capital (to risk-weighted assets)	206,364	20.41%	40,443	4.00%	60,665		6.00%
Tier I capital (to average assets)	206,364	12.48%	66,161	4.00%	82,701		5.00%
State of Wisconsin (to total assets)	206,364	10.65%	116,252	6.00%	N/	A	N/	A

Note 9 – Income Taxes

Income tax expense decreased from $6.0 million during the six months ended June 30, 2013 to $3.1 million for the six months ended June 30, 2014. This decrease was partially due to the decrease in our income before income taxes, which decreased from $15.5 million during the six months ended June 30, 2013 to $8.8 million during the six months ended June 30, 2014.  Income tax expense is recognized on the statement of income during the six months ended June 30, 2014 at an effective rate of 35.7% of pretax income compared to 38.5% during the six months ended June 30, 2013.

As of June 30, 2014, net deferred tax assets totaled $11.2 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax asset are associated with the allowance for loan losses, basis adjustments on real estate owned, and mortgage servicing rights. We are largely relying on earnings generated in the current year and forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax asset.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of June 30, 2014 and December 31, 2013.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
June 30, 2014
Repurchase Agreements
Short-term	$20,686	-	20,686	20,686	-
Long-term	84,000	-	84,000	84,000	-
	$104,686	-	104,686	104,686	-

December 31, 2013
Repurchase Agreements
Short-term	$17,526	-	17,526	17,526	-
Long-term	84,000	-	84,000	84,000	-
	$101,526	-	101,526	101,526	-

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

	June 30, 2014	December 31, 2013
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$$21,776	9,637
Commitments to extend credit under home equity lines of credit	15,270	14,699
Unused portion of construction loans	5,403	8,637
Unused portion of business lines of credit	9,502	10,364
Standby letters of credit	691	696
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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of June 30, 2014 and December 31, 2013.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At June 30, 2014, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $254.7 million and interest rate lock commitments with an aggregate notional amount of approximately $194.6 million.  The fair value of the forward commitments to sell mortgage loans at June 30, 2014 included a loss of $1.8 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at June 30, 2014 included a gain of $3.1 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Note 13 – Earnings Per Share

Earnings per share are computed using the two-class method. Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company's common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. Unvested restricted stock and stock options are considered outstanding for diluted earnings per share only. Unvested restricted stock totaling 49,379 and 88,881 shares are considered outstanding for dilutive earnings per share for the six months ended June 30, 2014 and June 30, 2013, respectively. Unvested stock options totaled 159,109 and 241,406 shares for the six months ended June 30, 2014 and June 30, 2013, respectively.  Share amounts have been restated to reflect the completion of our second-step conversion at a conversion rate of 1.0973-to-one.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In Thousands, except per share amounts)

Net income	$3,770	4,927	5,654	9,552
Net income available to unvested restricted shares	5	12	8	25
Net income available to common stockholders	$3,765	4,915	5,646	9,527

Weighted average shares outstanding	34,021	34,175	34,143	34,163
Effect of dilutive potential common shares	231	245	242	239
Diluted weighted average shares outstanding	34,252	34,420	34,385	34,402

Basic earnings per share	$0.11	0.14	0.17	0.28
Diluted earnings per share	$0.11	0.14	0.16	0.28

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2014	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$114,223	-	114,223	-
Collateralized mortgage obligations
Government sponsored enterprise issued	65,820	-	65,820	-
Government sponsored enterprise bonds	9,224	-	9,224	-
Municipal securities	76,748	-	76,748	-
Other debt securities	5,312	5,312	-	-
Certificates of deposit	7,374	-	7,374	-
Loans held for sale	168,470	-	168,470	-
Mortgage banking derivative assets	3,058	-	-	3,058
Mortgage banking derivative liabilities	1,769	-	-	1,769

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$104,923	-	104,923	-
Collateralized mortgage obligations
Government sponsored enterprise issued	19,241	-	19,241	-
Government sponsored enterprise bonds	17,934	-	17,934	-
Municipal securities	58,793	-	58,793	-
Other debt securities	5,160	5,160	-	-
Certificates of deposit	7,367	-	7,367	-
Loans held for sale	97,021	-	97,021	-
Mortgage banking derivative assets	1,189	-	-	1,189
Mortgage banking derivative liabilities	-	-	-	-

The following summarizes the valuation techniques for assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

Available for sale securities – The Company's investment securities classified as available for sale include: mortgage-backed securities, collateralized mortgage obligations, government sponsored enterprise bonds, municipal securities and other debt securities. The fair value of mortgage-backed securities, collateralized mortgage obligations and government sponsored enterprise bonds are determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model. Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities, prepayment models and bid/offer market data. For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. The fair value of municipal securities is determined by a third party valuation source using observable market data utilizing a multi-dimensional relational pricing model. Standard inputs to this model include observable market data such as benchmark yields, reported trades, broker quotes, rating updates and issuer spreads. These model measurements are classified as Level 2 in the fair value hierarchy. The fair value of other debt securities, which includes a trust preferred security issued by a financial institution, is determined through quoted prices in active markets and is classified as Level 1 in the fair value hierarchy.

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

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2012	$1,419

Unrealized holding losses arising during the period:
Included in other comprehensive income	-
Other than temporary impairment included in net loss	-
Principal repayments	-
Sales of available for sale securities	-
Mortgage derivative loss, net	(230)
Balance at December 31, 2013	1,189

Mortgage derivative gain, net	100
Balance at June 30, 2014	$1,289

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$19,706	-	-	19,706
Real estate owned	22,117	-	-	22,117
Mortgage servicing rights	3,358	-	-	3,358

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$$24,596	-	-	24,596
Real estate owned	22,663	-	-	22,663
_________

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At June 30, 2014, loans determined to be impaired with an outstanding balance of $24.7 million were carried net of specific reserves of $5.0 million for a fair value of $19.7 million. At December 31, 2013, loans determined to be impaired with an outstanding balance of $31.5 million were carried net of specific reserves of $6.9 million for a fair value of $24.6 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $603,000 and $950,000 during the six months ended June 30, 2014 and 2013, respectively and are recorded in real estate owned expense. At June 30, 2014 and December 31, 2013, real estate owned totaled $22.1 million and $22.7 million, respectively.

Mortgage servicing rights - The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights.   The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  At June 30, 2014, the Company determined that the mortgage servicing rights were impaired, and as a result, recorded an impairment valuation allowance of $75,000.  At December 31, 2013, there was no impairment identified for mortgage servicing rights, therefore mortgage servicing rights were not recorded at fair value on a non-recurring basis

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$1,289	Pricing models	Pull through rate	69.1%	100.0%
Impaired loans	19,706	Market approach	Discount rates applied to appraisals	15%	30%
Real estate owned	22,117	Market approach	Discount rates applied to appraisals	5%	89%
Mortgage servicing rights	3,358	Pricing models	Prepayment rate	5.5%	31.1%
			Discount rate	10.0%	11.0%
			Cost to service	$81.11	$326.15
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

The significant unobservable inputs used in the fair value measurement of mortgage servicing rights include the prepayment rate, note rate, and cost to service.  The prepayment rate represents the assumed rate of prepayment of the outstanding principal balance of the underlying mortgage notes.  Generally, the fair value of mortgage servicing rights will be positively (negatively) impacted when the prepayment rate (decreases) increases.  The note rate represents the contractual rate on the underlying mortgages.

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

The carrying amounts and fair values of the Company's financial instruments consist of the following:

	June 30, 2014					December 31, 2013
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$112,566	112,566	109,441	3,125	-	429,169	429,169	429,169	-	-
Securities available-for-sale	278,701	278,701	5,312	273,389	-	213,418	213,418	5,160	208,258	-
Loans held for sale	168,470	168,470	-	168,470	-	97,021	97,021	-	97,021	-
Loans receivable	1,120,657	1,120,695	-	-	1,120,695	1,092,676	1,117,959	-	-	1,117,959
FHLB stock	17,500	17,500	-	17,500	-	17,500	17,500	-	17,500	-
Real estate owned	22,117	22,117	-	-	22,117	22,663	22,663	-	-	22,663
Accrued interest receivable	3,944	3,944	3,944	-	-	3,804	3,804	3,804	-	-
Mortgage servicing rights	2,715	3,358	-	-	3,358	3,377	5,829	-	-	5,829
Mortgage banking derivative assets	3,058	3,058	-	-	3,058	1,189	1,189	-	-	1,189

Financial Liabilities
Deposits	848,638	851,466	209,413	642,053	-	1,244,741	1,246,541	606,991	639,550	-
Advance payments by borrowers for taxes	16,610	16,610	16,610	-	-	2,482	2,482	2,482	-	-
Borrowings	454,686	487,517	20,686	466,831	-	455,197	491,053	21,197	469,856	-
Accrued interest payable	1,563	1,563	1,563	-	-	1,595	1,595	1,595	-	-
Mortgage banking derivative liabilities	1,769	1,769	-	-	1,769	-	-	-	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit is not material at June 30, 2014 and December 31, 2013.

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

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 18 states.

	As of or for the three months ended June 30, 2014
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$10,085	360	165	10,610
Provision for loan losses	250	35	-	285
Net interest income after provision for loan losses	9,835	325	165	10,325

Noninterest income	794	22,477	(75)	23,196

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,416	14,784	(10)	18,190
Occupancy, office furniture and equipment	784	1,837	-	2,621
FDIC insurance premiums	304	-	-	304
Real estate owned	705	-	-	705
Other	1,225	4,514	44	5,783
Total noninterest expenses	6,434	21,135	34	27,603
Income before income taxes	4,195	1,667	56	5,918
Income tax expense	1,436	671	41	2,148
Net income	$2,759	996	15	3,770

Total assets	$1,745,567	189,442	(132,617)	1,802,392

	As of or for the three months ended June 30, 2013
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,724	73	124	9,921
Provision for loan losses	1,200	-	-	1,200
Net interest income after provision for loan losses	8,524	73	124	8,721

Noninterest income	811	25,974	(78)	26,707

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,577	16,434	(67)	19,944
Occupancy, office furniture and equipment	765	1,163	(66)	1,862
FDIC insurance premiums	380	-	-	380
Real estate owned	12	-	-	12
Other	1,107	4,057	85	5,249
Total noninterest expenses	5,841	21,654	(48)	27,447
Income before income taxes (benefit)	3,494	4,393	94	7,981
Income tax expense (benefit)	1,245	1,759	50	3,054
Net income	$2,249	2,634	44	4,927

Total assets	$1,545,771	156,019	(68,914)	1,632,876

	As of or for the six months ended June 30, 2014
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$19,446	524	340	20,310
Provision for loan losses	500	35	-	535
Net interest income after provision for loan losses	18,946	489	340	19,775

Noninterest income	1,277	39,135	(157)	40,255

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	7,135	26,125	(11)	33,249
Occupancy, office furniture and equipment	1,707	3,600	(1)	5,306
FDIC insurance premiums	710	-	-	710
Real estate owned	1,253	-	-	1,253
Other	2,473	8,181	62	10,716
Total noninterest expenses	13,278	37,906	50	51,234
Income before income taxes	6,945	1,718	133	8,796
Income tax expense	2,367	692	83	3,142
Net income	$4,578	1,026	50	5,654

	As of or for the six months ended June 30, 2013
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$19,660	159	248	20,067
Provision for loan losses	2,900	60	-	2,960
Net interest income after provision for loan losses	16,760	99	248	17,107

Noninterest income	1,450	48,380	(90)	49,740

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	6,868	29,704	(146)	36,426
Occupancy, office furniture and equipment	1,598	2,246	(66)	3,778
FDIC insurance premiums	1,053	-	-	1,053
Real estate owned	153	-	-	153
Other	2,066	7,714	128	9,908
Total noninterest expenses	11,738	39,664	(84)	51,318
Income before income taxes (benefit)	6,472	8,815	242	15,529
Income tax expense (benefit)	2,361	3,541	75	5,977
Net income	$4,111	5,274	167	9,552

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

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three and six months ended June 30, 2014 and 2013 and the financial condition as of June 30, 2014 compared to the financial condition as of December 31, 2013.
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
Our profitability is highly dependent on our net interest income, mortgage banking income, provision for loan losses and real estate owned expense.  Net interest income is the difference between the interest income we earn on our interest earning assets which are loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company's banking subsidiary, WaterStone Bank, is primarily a mortgage lender with loans secured by real estate comprising 98.0% of total loans receivable on June 30, 2014.  Further, 87.1% of loans receivable are residential mortgage loans with multi-family loans comprising 47.5% of all loans on June 30, 2014.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank's mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as a primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes short-term repurchase agreements with other banks as needed.  On June 30, 2014, deposits comprised 63.1% of total liabilities.  Federal Home Loan Bank advances outstanding on June 30, 2014 totaled $350.0 million, or 26.0% of total liabilities.
Net income totaled $5.7 million during the six months ended June 30, 2014 as compared to $9.6 million during the six months ended June 30, 2013.  During the six months ended June 30, 2014, our results of operations were negatively impacted by a decrease in mortgage banking income which was attributable to both a decrease in loan origination volume as well as a decrease in average sales margins. The decrease in origination volume was driven by a decline in demand for mortgage refinance products.  The decline in average sales margins during the six months ended June 30, 2014 reflects a decrease in pricing on all products in almost all geographic markets compared to the six months ended June 30, 2013 and was reflective of general market conditions.  Net income for the six months ended June 30, 2014 was also negatively impacted by increases in occupancy and real estate owned expense.  Partially offsetting the impact of these negative variances were a decrease in the provision for loan losses resulting from a continued improvement in asset quality, an increase in net interest income, and an increase in other noninterest income, which was driven by sales of mortgage servicing rights.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General - Net income for the three months ended June 30, 2014 totaled $3.8 million, or $0.11 for both basic and diluted income per share, compared to net income of $4.9 million, or $0.14 for both basic and diluted income per share, respectively for the three months ended June 30, 2013.  The three months ended June 30, 2014 generated an annualized return on average assets of 0.85% and an annualized return on average equity of 3.27%, compared to an annualized return on average assets of 1.21% and an annualized return on average equity of 9.43% for the comparable period in 2013.  Return on average equity was adversely impacted by both the decrease in net income as well as the increase in equity resulting from the net proceeds from the stock offering.  Income before income taxes decreased $2.1 million to $5.9 million during the three months ended June 30, 2014, compared to $8.0 million during the three months ended June 30, 2013.  The pre-tax results of operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 reflect a $2.7 million decrease in pre-tax income from the mortgage banking segment partially offset by a $701,000 increase in pre-tax income from the community banking segment.  Income taxes totaled $2.1 million during the three months ended June 30, 2014, compared to $3.1 million during the three months ended June 30, 2013.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our non-interest income and a majority of our non-interest expense.  Accordingly, we have provided below a discussion of the material results of operations of Waterstone Mortgage Corporation on a separate basis for the three months ended June 30, 2014 and 2013, which focuses on a discussion of non-interest income and non-interest expense.  We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Mortgage Banking Segment Operations for the Three Months Ended June 30, 2014 and 2013

Net income totaled $996,000 for the three months ended June 30, 2014, compared to $2.6 million during the three months ended June 30, 2013.  The decrease in net income was attributable to a decrease in loan origination volume as well as a decrease in average sales margins.  The decrease in net income was related to the decline in loan production income.

Mortgage banking segment revenues decreased $3.5 million, or 13.5%, to $22.5 million for the three months ended June 30, 2014 compared to $26.0 million during the three months ended June 30, 2013.  The $3.5 million decrease in mortgage banking revenues was attributable to both a decrease in loan origination volume as well as a decrease in average sales margins.  Loans originated for sale in the secondary market totaled $471.8 million during the three months ended June 30, 2014, which represented a 13.9% decline from the $548.2 million in loans that were originated during the three months ended June 30, 2013.  The decrease in origination volume was driven by a decline in demand for mortgage refinance products.  The decline in average sales margins during the three months ended June 30, 2014 reflects a decrease in pricing on all products in almost all geographic markets compared to the three months ended June 30, 2013 and was reflective of general market conditions.

During the three months ended June 30, 2014, loan origination volume shifted slightly towards higher yielding governmental loans and loans made for the purpose of a purchase; however, margins decreased for all loan types and loan purposes, compared to the three months ended June 30, 2013.   Loans originated for the purpose of a residential property purchase, which generally yield a higher margin than loans originated for the purpose of a refinance, comprised 89.5% of total originations during the three months ended June 30, 2014, compared to 66.1% during the three months ended June 30, 2013.  The mix of loan type changed slightly with conventional loans and governmental loans comprising 67.9% and 32.1% of all loan originations, respectively, during the three months ended June 30, 2014.  During the three months ended June 30, 2013 conventional loans and governmental loans comprised 68.7% and 31.3% of all loan originations, respectively.  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.

Total compensation, payroll taxes and other employee benefits at Waterstone Mortgage Corporation decreased $1.7 million, or 10.0%, to $14.8 million for the three months ended June 30, 2014 from $16.4 million during the three months ended June 30, 2013.  The decrease in compensation expense was a direct result of the decrease in mortgage banking income, given our commission-based loan officer compensation model.  The decrease in compensation did not fully correlate with the decrease in mortgage banking income due to an expansion of our branch network.

Occupancy expense increased $674,000, or 58.0%, to $1.8 million during the three months ended June 30, 2014 compared to $1.2 million during the three months ended June 30, 2013.  The increase resulted from an expansion of the branch network as well as the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility during the year ended December 31, 2013.

Average Balance Sheets, Interest and Yields/Costs
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated.  Non-accrual loans were included in the computation of the average balances of loans receivable and held for sale.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.  Yields on interest-earning assets are computed on a fully tax-equivalent yield, where applicable.

	Three months ended June 30,
	2014			2013
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,229,046	14,568	4.75%	$1,235,782	14,862	4.82%
Mortgage related securities (2)	166,748	748	1.80%	134,985	419	1.25%
Debt securities, federal funds sold and short-term investments (2)(3)	284,431	1,033	1.46%	159,956	794	1.99%
Total interest-earning assets	1,680,225	16,349	3.90%	1,530,723	16,075	4.21%

Noninterest-earning assets	108,179			98,244
Total assets	$1,788,404			$1,628,967

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$47,194	4	0.03%	$45,705	3	0.03%
Money market and savings accounts	132,789	26	0.08%	129,250	36	0.11%
Time deposits	627,848	1,095	0.70%	696,610	1,314	0.76%
Total interest-bearing deposits	807,831	1,125	0.56%	871,565	1,353	0.62%
Borrowings	453,211	4,406	3.90%	485,199	4,624	3.82%
Total interest-bearing liabilities	1,261,042	5,531	1.76%	1,356,764	5,977	1.77%

Noninterest-bearing liabilities
Noninterest-bearing deposits	42,691			43,502
Other noninterest-bearing liabilities	22,706			19,002
Total noninterest-bearing liabilities	65,397			62,504
Total liabilities	1,326,439			1,419,268
Equity	461,965			209,699
Total liabilities and equity	$1,788,404			$1,628,967

Net interest income		10,818			10,098
Net interest rate spread (4)			2.14%			2.44%
Less: taxable equivalent adjustment		208			177
Net interest income, as reported		10,610			9,921
Net interest-earning assets (5)	$419,183			$173,959
Net interest margin (6)			2.53%			2.60%
Tax equivalent effect			0.05%			0.05%
Net interest margin on a fully tax equivalent basis (6)			2.58%			2.65%
Average interest-earning assets to average interest-bearing liabilities			133.24%			112.82%

__________
(1)  Interest income includes net deferred loan fee amortization income of $165,000 and $183,000 for the three months ended June 30, 2014 and 2013, respectively.
(2)  Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.16% and 1.54% for the three months ended June 30, 2014 and 2013, respectively.
(4)  Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities and is presented on a fully tax equivalent basis.
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

	Three months ended June 30,
	2014 versus 2013
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$(81)	(213)	(294)
Mortgage related securities (3)	114	215	329
Other earning assets (3)	495	(256)	239
Total interest-earning assets	528	(254)	274

Interest expense:
Demand accounts	1	-	1
Money market and savings accounts	1	(11)	(10)
Time deposits	(125)	(94)	(219)
Total interest-earning deposits	(123)	(105)	(228)
Borrowings	(310)	92	(218)
Total interest-bearing liabilities	(433)	(13)	(446)
Net change in net interest income	$961	(241)	720
______________
(1)	Interest income includes net deferred loan fee amortization income of $165,000 and $183,000 for the three months ended June 30, 2014 and 2013, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income increased $243,000, or 1.5%, to $16.1 million during the three months ended June 30, 2014 from $15.9 million during the three months ended June 30, 2013.

Interest income on loans decreased $294,000, or 2.0%, to $14.6 million during the three months ended June 30, 2014 from $14.9 million during the three months ended June 30, 2013.  The decrease in interest income on loans was primarily due to a $6.7 million, or 0.5%, decrease in the average balance of loans outstanding to $1.23 billion during the three months ended June 30, 2014 from $1.24 billion during the three months ended June 30, 2013.   The decrease in interest income on loans also reflects a 7 basis point decrease in the average yield on loans to 4.75% for the three months ended June 30, 2014 from 4.82% for the three months ended June 30, 2013.

Interest income from mortgage-related securities increased $329,000, or 78.5%, to $748,000 during the three months ended June 30, 2014 from $419,000 during the three months ended June 30, 2013.  The increase in interest income was due to a 55 basis point increase in the average yield on mortgage-related securities to 1.80% for the three months ended June 30, 2014 from 1.25% for the three months ended June 30, 2013.  The average balance of mortgage-related securities increased $31.8 million, or 23.5%, to $166.7 million for the three months ended June 30, 2014 from $135.0 million during the three months ended June 30, 2013.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $208,000, or 33.7%, to $825,000 for the three months ended June 30, 2014 compared to $617,000 for the three months ended June 30, 2013.  Interest income on other interest earning assets increased due to an increase in the average balance of other earning assets of $124.5 million to $284.4 million during the three months ended June 30, 2014 from $160.0 million during the three months ended June 30, 2013.   The increase in average balance reflects the $248.3 million in net proceeds that were received from our stock offering during January 2014.  During the quarter ended June 30, 2014,  a portion of these proceeds were still held as cash and cash equivalents.  The increase in interest income due to an increase in volume was partially offset by a 38 basis point decrease in the average yield on other interest earning assets to 1.16% for the three months ended June 30, 2014 from 1.54% for the three months ended June 30, 2013.  The significant decrease in average yield reflects the increase in the balance of lower yielding cash and cash equivalents, resulting from the stock offering.  Proceeds from the offering continue to be re-invested from cash and cash equivalents into higher yielding investment securities, as well as utilized to fund loan growth.

Total Interest Expense - Total interest expense decreased by $446,000, or 7.5%, to $5.5 million during the three months ended June 30, 2014 from $6.0 million during the three months ended June 30, 2013.  This decrease in expense was the result of both a decrease in the average balance of interest bearing deposits and borrowings, as well as a decrease in the average cost of funds.  Total average interest bearing deposits and borrowings outstanding decreased $95.7 million, or 7.1%, to $1.26 billion for the three months ended June 30, 2014 compared to an average balance of $1.36 billion for the three months ended June 30, 2013.  The average cost of funds remained consistent at 1.76% for the three months ended June 30, 2014 compared to 1.77% for the three months ended June 30, 2013.

Interest expense on deposits decreased $228,000, or 16.9%, to $1.1 million during the three months ended June 30, 2014 from $1.4 million during the three months ended June 30, 2013.  The decrease in interest expense on deposits was primarily due to a decrease in the average cost of deposits of 6 basis points to 0.56% for the three months ended June 30, 2014 compared to 0.62% for the three months ended June 30, 2013.  The decrease in the cost of deposits reflects the current low interest rate environment due to the Federal Reserve's low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts compared to the prior year.  The average balance of time deposits decreased $68.8 million, or 9.9%, to $627.8 million during the three months ended June 30, 2014 from $696.6 million during the three months ended June 30, 2013.  The decrease in average interest-bearing deposits was exclusively the result of a decrease in time deposits, which carry a higher cost than demand, money market or savings accounts.  The decrease in time deposits was consistent with the Bank's liquidity needs and funding obligations.

Interest expense on borrowings decreased $218,000, or 4.7%, to $4.4 million during the three months ended June 30, 2014 from $4.6 million during the three months ended June 30, 2013.  The decrease in interest expense on borrowings was primarily due to a $32.0 million, or 6.6%, decrease in the average balance of borrowings to $453.2 million during the three months ended June 30, 2014 from $485.2 million during the three months ended June 30, 2013.  The decreased use of borrowings as a funding source during the three months ended June 30, 2014 reflects a decreased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market.  The cost of average borrowings increased by 8 basis points to 3.90% for the three months ended June 30, 2014 compared to 3.82% for the three months ended June 30, 2013.

Net Interest Income - Net interest income increased by $689,000, or 6.9%, to $10.6 million during the three months ended June 30, 2014 as compared to $9.9 million during the three months ended June 30, 2013.  The increase in net interest income resulted primarily from an increase in average interest earning assets resulting from the receipt of proceeds from the stock offering, which was partially offset by a 31 basis point decrease in the net interest rate spread to 2.09% during the three months ended June 30, 2014 from 2.40% during the three months ended June 30, 2013.

Provision for Loan Losses – Our provision for loan losses decreased $915,000, or 76.3%, to $285,000 during the three months ended June 30, 2014, from $1.2 million during the three months ended June 30, 2013.  The decrease in provision for loan losses reflects an improvement in both the quality of our loan portfolio and the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to the period ended June 30, 2013, including impaired loans, loans contractually past due and non-accrual loans.  In addition, the turnover of loans in each of the three aforementioned metrics has slowed during the three months ended June 30, 2014 compared to the prior year, which has resulted in fewer loans requiring a specific collateral analysis to determine a potential collateral shortfall and subsequent loan loss reserve.  Furthermore, as a result of stabilization in the local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income decreased $3.5 million, or 13.1%, to $23.2 million during the three months ended June 30, 2014 from $26.7 million during the three months ended June 30, 2013.  The decrease resulted primarily from a decrease in mortgage banking income.

Mortgage banking income decreased $3.3 million, or 12.8%, to $22.2 million for the three months ended June 30, 2014, compared to $25.5 million during the three months ended June 30, 2013.  The $3.3 million decrease in mortgage banking income was the result of a decrease in origination and sales volumes as well as a decrease in average sales margin.  Loans originated for sale in the secondary market totaled $471.8 million during the three months ended June 30, 2014, which represented 13.9% decline from the $548.2 million in loans that were originated during the three months ended June 30, 2013.  The decline in average sales margins during the three months ended June 30, 2014 reflects a decrease in pricing on all products in almost all geographic markets compared to the three months ended June 30, 2013 and was reflective of general market conditions.  The decrease in mortgage banking income primarily impacted the change in noninterest income.

Noninterest Expense - Total noninterest expense increased $156,000, or 0.6%, to $27.6 million during the three months ended June 30, 2014 from $27.4 million during the three months ended June 30, 2013.  The increase was primarily attributable to an increase in occupancy, office furniture and equipment and real estate owned expenses, which was partially offset by a decrease in compensation expense.

Compensation, payroll taxes and other employee benefit expense decreased $1.8 million, or 8.8%, to $18.2 million during the three months ended June 30, 2014 compared to $19.9 million during the three months ended June 30, 2013.  Due primarily to a decrease in loan origination activity, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary decreased $1.7 million, or 10.0%, to $14.8 million for the three months ended June 30, 2014 compared to $16.4 million during the three months ended June 30, 2013.  The decrease in compensation at our mortgage banking subsidiary correlates to the decrease in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.  Total compensation, payroll taxes and other benefits at our community banking subsidiary decreased $161,000, or 4.5%, to $3.4 million for the three months ended June 30, 2014 compared to $3.6 million during the three months ended June 30, 2013.

Real estate owned expense increased $693,000 to $705,000 during the three months ended June 30, 2014 compared to $12,000 during the three months ended June 30, 2013.  Real estate owned income or expense includes the operating costs related to the properties, net of rental income.  In addition, it includes net gain or loss recognized upon the sale of real estate acquired through foreclosure, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The increase in real estate owned expense results from a decrease in net gains recognized upon the sale of properties.  Sales and write-downs of real estate owned resulted in a net loss of $231,000 during the three months ended June 30, 2014.  During the three months ended June 30, 2013, sales and write downs of real estate owned resulted in a net gain of $450,000.  During the three months ended June 30, 2014, net operating expense, which primarily relates to property taxes, maintenance and management fees, net of rental income, increased to $474,000, compared to $462,000 during the three months ended June 30, 2013.

Occupancy expense increased $759,000, or 40.8%, to $2.6 million during the three months ended June 30, 2014 compared to $1.9 million during the three months ended June 30, 2013.  The increase resulted from an expansion of the mortgage banking segment's branch network as well as the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility during the year ended December 31, 2013.

Income Taxes – Driven by a decrease in pre-tax income, income tax expense decreased $906,000, or 29.7%, to $2.1 million during the three months ended June 30, 2014, compared to $3.1 million during the three months ended June 30, 2013.  Income tax expense was recognized during the three months ended June 30, 2014 at an effective rate of 36.3% compared to an effective rate of 38.3% during the three months ended June 30, 2013.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General - Net income for the six months ended June 30, 2014 totaled $5.7 million, or $0.17 for basic and $0.16 for diluted income per share, compared to net income of $9.6 million, or $0.28 for basic and diluted income per share, respectively for the six months ended June 30, 2013.  The six months ended June 30, 2014 generated an annualized return on average assets of 0.63% and an annualized return on average equity of 2.62%, compared to an annualized return on average assets of 1.18% and an annualized return on average equity of 9.28% for the comparable period in 2013.  Return on average equity was adversely impacted by both the decrease in net income as well as the increase in equity resulting from the net proceeds from the stock offering.  Income before income taxes decreased $6.7 million to $8.8 million during the six months ended June 30, 2014, compared to $15.5 million during the six months ended June 30, 2013.  The pre-tax results of operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 reflect a $7.1 million decrease in pre-tax income from the mortgage banking segment partially offset by a $473,000 increase in pre-tax income from the community banking segment.  Income taxes totaled $3.1 million during the six months ended June 30, 2014, compared to $6.0 million during the six months ended June 30, 2013.

Comparison of Mortgage Banking Segment Operations for the Six Months Ended June 30, 2014 and 2013

Net income totaled $1.0 million for the six months ended June 30, 2014, compared to $5.3 million during the six months ended June 30, 2013.  The decrease in net income was attributable to a decrease in loan origination volume as well as a decrease in average sales margins.  The decrease in net income due to the decline in loan production income was partially offset by a $1.8 million gain on sales of mortgage servicing rights.   There were no comparable sales of mortgage servicing rights during the six months ended June 30, 2013.

Mortgage banking segment revenues decreased $9.2 million, or 19.1%, to $39.1 million for the six months ended June 30, 2014 compared to $48.3 million during the six months ended June 30, 2013.   The $9.2 million decrease in mortgage banking revenues was attributable to both a decrease in loan origination volume as well as a decrease in average sales margins.  Loans originated for sale in the secondary market totaled $767.0 million during the six months ended June 30, 2014, which represented a 21.6% decline from the $978.3 million in loans that were originated during the six months ended June 30, 2013.  The decrease in origination volume was driven by a decline in demand for mortgage refinance products.  The decline in average sales margins during the six months ended June 30, 2014 reflects a decrease in pricing on all products in almost all geographic markets compared to the six months ended June 30, 2013 and was reflective of general market conditions.

During the six months ended June 30, 2014, loan origination volume shifted slightly towards higher yielding governmental loans and loans made for the purpose of a purchase; however, margins decreased for all loan types and loan purposes, compared to the six months ended June 30, 2013.  Loans originated for the purpose of a residential property purchase, which generally yield a higher margin than loans originated for the purpose of a refinance, comprised 87.7% of total originations during the six months ended June 30, 2014, compared to 57.9% during the six months ended June 30, 2013.  The mix of loan type changed slightly with conventional loans and governmental loans comprising 67.1% and 32.9% of all loan originations, respectively, during the six months ended June 30, 2014.  During the six months ended June 30, 2013 conventional loans and governmental loans comprised 68.0% and 32.0% of all loan originations, respectively.  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.

Partially offsetting the decline in revenues related to the origination and sale of loans during the six months ended June 30, 2014, the Company sold mortgage servicing rights related to $392.8 million in loans receivable with a book value of $2.2 million at a gain of $1.8 million.  The sales were timed to take advantage of preferable market pricing conditions.  There were no comparable transactions during the six months ended June 30, 2013.

Total compensation, payroll taxes and other employee benefits at Waterstone Mortgage Corporation decreased $3.6 million, or 12.0%, to $26.1 million for the six months ended June 30, 2014 from $29.7 million during the six months ended June 30, 2013.  The decrease in compensation expense was a direct result of the decrease in mortgage banking income, given our commission-based loan officer compensation model.  The decrease in compensation did not fully correlate with the decrease in mortgage banking income due to an expansion of our branch network.

Occupancy expense increased $1.4 million, or 60.3%, to $3.6 million during the six months ended June 30, 2014 compared to $2.2 million during the six months ended June 30, 2013.  The increase resulted from an expansion of the branch network as well as the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility during the year ended December 31, 2013.

Average Balance Sheets, Interest and Yields/Costs
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated.  Non-accrual loans were included in the computation of the average balances of loans receivable and held for sale.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.  Yields in interest-earning assets are computed on a fully tax-equivalent yield, where applicable.

	Six months ended June 30,
	2014			2013
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,195,810	28,236	4.76%	$1,239,390	30,075	4.89%
Mortgage related securities (2)	146,423	1,307	1.80%	139,283	856	1.24%
Debt securities, federal funds sold and short-term investments (2)(3)	350,510	2,041	1.17%	156,906	1,463	1.88%
Total interest-earning assets	1,692,743	31,584	3.76%	1,535,579	32,394	4.25%

Noninterest-earning assets	103,124			98,053
Total assets	$1,795,867			$1,633,632

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$46,884	7	0.03%	$44,959	6	0.03%
Money market and savings accounts	178,845	51	0.06%	124,436	73	0.12%
Time deposits	625,679	2,127	0.69%	709,969	2,740	0.78%
Total interest-bearing deposits	851,408	2,185	0.52%	879,364	2,819	0.65%
Borrowings	449,040	8,699	3.91%	485,229	9,198	3.82%
Total interest-bearing liabilities	1,300,448	10,884	1.69%	1,364,593	12,017	1.78%

Noninterest-bearing liabilities
Noninterest-bearing deposits	42,054			41,694
Other noninterest-bearing liabilities	18,672			19,772
Total noninterest-bearing liabilities	60,726			61,466
Total liabilities	1,361,174			1,426,059
Equity	434,693			207,573
Total liabilities and equity	$1,795,867			$1,633,632

Net interest income		20,700			20,377
Net interest rate spread (4)			2.07%			2.47%
Less: taxable equivalent adjustment		390			310
Net interest income, as reported		20,310			20,067
Net interest-earning assets (5)	$392,295			$170,986
Net interest margin (6)			2.42%			2.64%
Tax equivalent effect			0.05%			0.04%
Net interest margin on a fully tax equivalent basis (6)			2.47%			2.68%
Average interest-earning assets to average interest-bearing liabilities			130.17%			112.53%
__________
(1)  Interest income includes net deferred loan fee amortization income of $303,000 and $339,000 for the six months ended June 30, 2014 and 2013, respectively.
(2)  Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 0.95% and 1.48% for the six months ended June 30, 2014 and 2013, respectively.
(4)  Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities and is presented on a fully tax equivalent basis.
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

	Six months ended June 30,
	2014 versus 2013
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$(1,042)	(797)	(1,839)
Mortgage related securities (3)	42	409	451
Other earning assets (3)	1,292	(714)	578
Total interest-earning assets	292	(1,102)	(810)

Interest expense:
Demand accounts	-	1	1
Money market and savings accounts	25	(47)	(22)
Time deposits	(306)	(307)	(613)
Total interest-earning deposits	(281)	(353)	(634)
Borrowings	(700)	201	(499)
Total interest-bearing liabilities	(981)	(152)	(1,133)
Net change in net interest income	$1,273	(950)	323
______________
(1)	Interest income includes net deferred loan fee amortization income of $303,000 and $339,000 for the six months ended June 30, 2014 and 2013, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $890,000, or 2.8%, to $31.2 million during the six months ended June 30, 2014 from $32.1 million during the six months ended June 30, 2013.

Interest income on loans decreased $1.8 million, or 6.1%, to $28.2 million during the six months ended June 30, 2014 from $30.1 million during the six months ended June 30, 2013.  The decrease in interest income on loans was primarily due to a $43.6 million, or 3.5%, decrease in the average balance of loans outstanding to $1.20 billion during the six months ended June 30, 2014 from $1.24 billion during the six months ended June 30, 2013.   The decrease in interest income on loans also reflects a 13 basis point decrease in the average yield on loans to 4.76% for the six months ended June 30, 2014 from 4.89% for the six months ended June 30, 2013.

Interest income from mortgage-related securities increased $451,000, or 52.7%, to $1.3 million during the six months ended June 30, 2014 from $856,000 during the six months ended June 30, 2013.  The increase in interest income was due to a 56 basis point increase in the average yield on mortgage-related securities to 1.80% for the six months ended June 30, 2014 from 1.24% for the six months ended June 30, 2013.  The average balance of mortgage-related securities increased $7.1 million, or 5.1%, to $146.4 million for the six months ended June 30, 2014 from $139.3 million during the six months ended June 30, 2013.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $498,000, or 43.2%, to $1.7 million for the six months ended June 30, 2014 compared to $1.2 million for the six months ended June 30, 2013.  Interest income on other interest earning assets increased due to an increase in the average balance of other earning assets of $193.6 million to $350.5 million during the six months ended June 30, 2014 from $156.9 million during the six months ended June 30, 2013.  The increase in average balance reflects the $248.3 million in net proceeds that were received from our stock offering during January 2014.  During the six months ended June 30, 2014, a portion of these proceeds were held as cash and cash equivalents.  The increase in interest income due to an increase in volume was partially offset by a 53 basis point decrease in the average yield on other interest earning assets to 0.95% for the six months ended June 30, 2014 from 1.48% for the six months ended June 30, 2013.  The significant decrease in average yield reflects the significant increase in the balance of lower yielding cash and cash equivalents, resulting from the stock offering.  Proceeds from the offering continue to be re-invested from cash and cash equivalents into higher yielding investment securities, as well as utilized to fund loan growth.

Total Interest Expense - Total interest expense decreased by $1.1 million, or 9.4%, to $10.9 million during the six months ended June 30, 2014 from $12.0 million during the six months ended June 30, 2013.  This decrease in expense was the result of both a decrease in the average balance of interest-bearing deposits and borrowings, as well as a decrease in the average cost of funds.  Total average interest bearing deposits and borrowings outstanding decreased $64.0 million, or 4.7%, to $1.30 billion for the six months ended June 30, 2014 compared to an average balance of $1.36 billion for the six months ended June 30, 2013.  The average cost of funds decreased 9 basis points to 1.69% for the six months ended June 30, 2014 from 1.78% for the six months ended June 30, 2013.

Interest expense on deposits decreased $634,000, or 22.5%, to $2.2 million during the six months ended June 30, 2014 from $2.8 million during the six months ended June 30, 2013.  The decrease in interest expense on deposits was primarily due to a decrease in the average cost of deposits of 13 basis points to 0.52% for the six months ended June 30, 2014 compared to 0.65% for the six months ended June 30, 2013.  The decrease in the cost of deposits reflects the current low interest rate environment due to the Federal Reserve's low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts compared to the prior year.  The average balance of time deposits decreased $84.3 million, or 11.9%, to $625.7 million during the six months ended June 30, 2014 from $710.0 million during the six months ended June 30, 2013.  The decrease in the average balance of time deposits was offset by an increase in money market and savings accounts. The average balance of money market and savings accounts increased $54.4 million, or 43.7%, to $178.8 million during the six months ended June 30, 2014 from $124.4 million during the six months ended June 30, 2013.   This increase was primarily driven by the receipt of funds that were reserved for the purchase of common stock in conjunction with our stock offering.  The decrease in time deposits was consistent with the Bank's liquidity needs and funding obligations.

Interest expense on borrowings decreased $499,000, or 5.4%, to $8.7 million during the six months ended June 30, 2014 from $9.2 million during the six months ended June 30, 2013.  The decrease in interest expense on borrowings was primarily due to a $36.2 million, or 7.5%, decrease in the average balance of borrowings to $449.0 million during the six months ended June 30, 2014 from $485.2 million during the six months ended June 30, 2013.  The decreased use of borrowings as a funding source during the six months ended June 30, 2014 reflects a decreased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market.  The cost of average borrowings increased by 9 basis points to 3.91% for the six months ended June 30, 2014 compared to 3.82% for the six months ended June 30, 2013.

Net Interest Income - Net interest income increased by $243,000, or 1.2%, to $20.3 million during the six months ended June 30, 2014 as compared to $20.1 million during the six months ended June 30, 2013.  The increase in net interest income resulted from a $157.2 million increase in net interest earning assets, primarily due to proceeds received from the offering partially offset by a 40 basis point decrease in our net interest rate spread to 2.03% during the six months ended June 30, 2014 from 2.43% during the six months ended June 30, 2013.  The 40 basis point decrease in the net interest rate spread resulted from a 49 basis point decrease in the average yield on interest earning assets, which was partially offset by a 9 basis point decrease in the average cost of interest bearing liabilities.

Provision for Loan Losses – Our provision for loan losses decreased $2.4 million, or 81.9%, to $535,000 during the six months ended June 30, 2014, from $3.0 million during the six months ended June 30, 2013.  The decrease in provision for loan losses reflects an improvement in both the quality of our loan portfolio and the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to the period ended June 30, 2013, including impaired loans, loans contractually past due and non-accrual loans.  In addition, the turnover of loans in each of the three aforementioned metrics has slowed during the six months ended June 30, 2014 compared to the prior year, which has resulted in fewer loans requiring a specific collateral analysis to determine a potential collateral shortfall and subsequent loan loss reserve.  Furthermore, as a result of stabilization in the local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income decreased $9.5 million, or 19.1%, to $40.3 million during the six months ended June 30, 2014 from $49.7 million during the six months ended June 30, 2013.  The decrease resulted primarily from a decrease in mortgage banking income.

Mortgage banking income decreased $10.8 million, or 22.7%, to $36.7 million for the six months ended June 30, 2014, compared to $47.4 million during the six months ended June 30, 2013.  The $10.8 million decrease in mortgage banking income was the result of a decrease in origination and sales volumes as well as a decrease in average sales margin.  Loans originated for sale in the secondary market totaled $767.0 million during the six months ended June 30, 2014, which represented a 21.6% decline from the $978.3 million in loans that were originated during the six months ended June 30, 2013.  The decline in average sales margins during the six months ended June 30, 2014 reflects a decrease in pricing on all products in almost all geographic markets compare to the six months ended June 30, 2013 and was reflective of general market conditions.

Total other noninterest income increased $1.4 million to $2.5 million during the six months ended June 30, 2014 from $1.2 million during the six months ended June 30, 2013.  During the six months ended June 30, 2014, the Company sold mortgage servicing rights related to $392.8 million in loans receivable with a book value of $2.2 million at a gain of $1.8 million.  The sales were timed to take advantage of preferable market pricing conditions.  There were no comparable transactions during the six months ended June 30, 2013.

Noninterest Expense - Total noninterest expense decreased $84,000, or 0.2%, to $51.2 million during the six months ended June 30, 2014 from $51.3 million during the six months ended June 30, 2013.  The decrease was primarily attributable to decreased compensation, which was partially offset by increases in occupancy, office furniture and equipment and real estate owned expense.

Compensation, payroll taxes and other employee benefit expense decreased $3.2 million, or 8.7%, to $33.2 million during the six months ended June 30, 2014 compared to $36.4 million during the six months ended June 30, 2013.  Due primarily to a decrease in loan origination activity, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary decreased $3.6 million, or 12.0%, to $26.1 million for the six months ended June 30, 2014 compared to $29.7 million during the six months ended June 30, 2013.  The decrease in compensation at our mortgage banking subsidiary correlates to the decrease in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.  Total compensation, payroll taxes and other benefits at our community banking subsidiary increased $267,000, or 3.9%, to $7.1 million for the six months ended June 30, 2014 compared to $6.9 million during the six months ended June 30, 2013.

Real estate owned expense increased $1.1 million to $1.3 during the six months ended June 30, 2014 compared to $153,000 during the six months ended June 30, 2013.  Real estate owned income or expense includes the operating costs related to the properties, net of rental income.  In addition, it includes net gain or loss recognized upon the sale of real estate acquired through foreclosure, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The increase in real estate owned expense results from a decrease in net gains recognized upon the sale of properties.  Sales and write-downs of real estate owned resulted in a net loss of $278,000 during the six months ended June 30, 2014.  During the six months ended June 30, 2013, sales and write downs of real estate owned resulted in a net gain of $802,000.  During the six months ended June 30, 2014, net operating expense, which primarily relates to property taxes, maintenance and management fees, net of rental income, remained relatively stable at $975,000, compared to $955,000 during the six months ended June 30, 2013.

Occupancy expense increased $1.5 million, or 40.4%, to $5.3 million during the six months ended June 30, 2014 compared to $3.8 million during the six months ended June 30, 2013.  The increase resulted from an expansion of the mortgage banking segment's branch network as well as the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility during the year ended December 31, 2013.

Income Taxes – Driven by a decrease in pre-tax income, income tax expense decreased $2.8 million, or 47.4%, to $3.1 million during the six months ended June 30, 2014, compared to $6.0 million during the six months ended June 30, 2013.  Income tax expense was recognized during the six months ended June 30, 2014 at an effective rate of 35.7% compared to an effective rate of 38.5% during the six months ended June 30, 2013.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total Assets - Total assets decreased by $144.6 million, or 7.4%, to $1.80 billion at June 30, 2014 from $1.95 billion at December 31, 2013.  The decrease in total assets primarily reflects the return of funds received in connection with our second-step stock offering.  As of December 31, 2013, the Company had received stock subscription proceeds totaling $388.7 million.  Prior to the completion of the stock offering, $16.5 million in proceeds were returned to subscribers who had canceled their subscription.  Upon the completion of the stock offering in January 2014, approximately $125.3 million in oversubscribed funds were returned to stock subscribers.

Cash and Cash Equivalents – Cash and cash equivalents decreased $316.6 million, or 73.8%, to $112.6 million at June 30, 2014, compared to $429.2 million at December 31, 2013.  The decrease in cash and cash equivalents primarily reflects the return of funds received in connection with our second-step stock offering.  As of December 31, 2013, the Company had received stock subscription proceeds totaling $388.7 million.  Prior to the completion of the stock offering, $16.5 million in funds were returned to subscribers who had canceled their subscription.  Upon the completion of the stock offering in January 2014, approximately $125.3 million in oversubscribed funds were returned to stock subscribers.  During the six months ended June 30, 2014 cash and cash equivalents were also used to fund a $65.3 million increase in securities available for sale, a $28.0 million increase in loans receivable and a $71.4 million increase in loans held for sale.

Securities Available for Sale – Securities available for sale increased by $65.3 million, or 30.6%, to $278.7 million at June 30, 2014 from $213.4 million at December 31, 2013.  This increase reflects a $46.6 million increase in government sponsored enterprise issued collateralized mortgage obligations, a $9.3 million increase in mortgage-backed securities and a $18.0 million increase in municipal securities, partially offset by a $8.7 million decrease in government sponsored enterprise bonds.

Loans Held for Sale - Loans held for sale increased $71.4 million, or 73.6%, to $168.5 million at June 30, 2014 from $97.0 million at December 31, 2013.  During the six months ended June 30, 2014, $767.0 million in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $695.6 million.

Loans Receivable - Loans receivable held for investment increased $28.0 million, or 2.6%, to $1.12 billion at June 30, 2014 from $1.10 billion at December 31, 2013.  The increase in total loans receivable was primarily attributable to a $20.6 million increase in commercial real estate and $11.2 million in multi-family, which reflects an increase in market demand as well as a strategic plan to grow these segments of the loan portfolio. These were partially offset by decreases in one-to-four family, home equity, and construction and land.  During the six months ended June 30, 2014, $6.9 million in loans were transferred to real estate owned and $4.4 million were charged-off.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Six months ended June 30,		Year Ended
	2014	2013	December 31, 2013
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,189,697	1,267,285	1,267,285
Real estate loans originated for investment:
Residential
One- to four-family	18,542	9,187	24,504
Multi-family	51,357	37,190	82,938
Home equity	459	2,882	6,079
Construction and land	1,449	2,372	6,676
Commercial real estate	18,545	9,637	12,098
Total real estate loans originated for investment	90,352	61,268	132,295
Consumer loans originated for investment	4	-	12
Commercial business loans originated for investment	5,495	2,401	7,612
Total loans originated for investment	95,851	63,669	139,919

Principal repayments	(56,524)	(75,861)	(154,739)
Transfers to real estate owned	(6,930)	(8,404)	(13,552)
Loan principal charged-off, net of recoveries	(4,416)	(6,161)	(12,624)
Net activity in loans held for investment	27,981	(26,757)	(40,996)

Loans originated for sale	767,020	978,327	1,751,054
Loans sold	(695,571)	(979,895)	(1,787,646)
Net activity in loans held for sale	71,449	(1,568)	(36,592)
Total gross loans receivable and held for sale at end of period	$1,289,127	1,238,960	1,189,697

Allowance for Loan Losses - The allowance for loan losses decreased $3.0 million, or 12.5%, to $21.2 million at June 30, 2014 from $24.3 million at December 31, 2013.  The $3.0 million decrease in the allowance for loan losses during the six months ended June 30, 2014 reflects improvement in both the quality of the loan portfolio as well as the overall local real estate market.  We have experienced an improvement in a number of key loan quality metrics compared to December 31, 2013, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  As of June 30, 2014, the allowance for loan losses to total loans receivable was 1.89% and was equal to 46.12% of non-performing loans, compared to 2.22% and 47.61%, respectively, at December 31, 2013.  The overall $3.0 million decrease in the allowance for loan losses during the six months ended June 30, 2014 reflects decreases across all loan categories with the exception of commercial real estate and land and construction.  The decreases resulted from the charge-off of specific reserves and improvement of key loan quality metrics.  The increase in the allowance related to commercial real estate was driven by the growth of the overall balance of that category.

Real Estate Owned – Total real estate owned decreased $546,000, or 2.4%, to $22.1 million at June 30, 2014 from $22.7 million at December 31, 2013.  During the six months ended June 30, 2014, $6.9 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $603,000 during the six months ended June 30, 2014.  During the same period, sales of real estate owned totaled $6.8 million.

Deposits – Total deposits decreased $396.1 million, or 31.8%, to $848.6 million at June 30, 2014 from $1.2 billion at December 31, 2013.  The decrease was driven by a decrease in money market and savings accounts that reflects the impact of our second-step stock offering.  Total money market and savings deposits decreased $392.0 million, or 76.3%, to $121.7 million at June 30, 2014 from $513.7 million at December 31, 2013.  As of December 31, 2013, the Company had received stock subscription proceeds totaling $388.7 million, which were held in a savings account.  Upon the completion of the stock offering in January 2014, approximately $253.0 million of the proceeds were used to purchase common stock and the remaining funds were returned to subscribers.  An additional $6.2 million in funds were received in January 2014 from subscribers.  Total time deposits increased $1.5 million, or 0.2%, to $639.2 million at June 30, 2014 from $637.8 million at December 31, 2013.  Total demand deposits decreased $5.6 million, or 6.0%, to $87.7 million at June 30, 2014 from $93.3 million at December 31, 2013.

Borrowings – Total borrowings decreased $511,000, or 0.1%, to $454.7 million at June 30, 2014 from $455.2 million at December 31, 2013.  The decrease in borrowings relates to a decrease in the use of short-term repurchase agreements to finance loans held for sale.  The balance of these lines of credit decreased by $511,000 to $20.7 million at June 30, 2014, from $21.2 million at December 31, 2013.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $14.1 million to $16.6 million at June 30, 2014 from $2.5 million at December 31, 2013.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $5.7 million, or 18.9%, to $24.4 million at June 30, 2014 from $30.1 million at December 31, 2013.  Of the total decrease, $13.4 million related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.  The decrease related to escrow checks was partially offset by an increase in amounts due to third parties related to the origination of loans held for sale, dividends payable, and investment purchases.

Shareholders' Equity – Shareholders' equity increased by $243.5 million, or 113.6%, to $458.0 million at June 30, 2014 from $214.5 million at December 31, 2013.  The increase in shareholders' equity was primarily due to $248.4 million in net proceeds from the second-step stock offering.  The increase also reflects a $5.7 million increase in retained earnings reflecting net income for the six months ended June 30, 2014.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $2.2 million decrease in accumulated other comprehensive loss. The increases to equity were offset by a $9.4 million increase in unearned ESOP shares due to shares purchased for a new ESOP plan and a $3.4 million decrease related to dividends declared during the six months ended June 30, 2014.

ASSET QUALITY

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2014	2013
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$30,426	30,207
Multi-family	10,861	13,498
Home equity	1,464	1,585
Construction and land	1,688	4,195
Commercial real estate	1,276	938
Commercial	306	521
Consumer	-	17
Total non-accrual loans	46,021	50,961

Real estate owned
One- to four-family	12,540	12,980
Multi-family	1,073	3,040
Construction and land	8,204	6,258
Commercial real estate	300	385
Total real estate owned	22,117	22,663
Total nonperforming assets	$68,138	73,624

Total non-accrual loans to total loans, net	4.11%	4.66%
Total non-accrual loans to total assets	2.55%	2.62%
Total nonperforming assets to total assets	3.78%	3.78%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Six Months
	Ended June 30,
	2014	2013
	(In Thousands)

Balance at beginning of period	$50,961	74,668
Additions	11,430	17,608
Transfers to real estate owned	(6,930)	(8,404)
Charge-offs	(3,702)	(6,766)
Returned to accrual status	(1,769)	(20,000)
Principal paydowns and other	(3,969)	(3,853)
Balance at end of period	$46,021	53,253

Total non-accrual loans decreased by $4.9 million, or 9.7%, to $46.0 million as of June 30, 2014 compared to $51.0 million as of December 31, 2013.  The ratio of non-accrual loans to total loans receivable was 4.11% at June 30, 2014 compared to 4.66% at December 31, 2013.  During the six months ended June 30, 2014, $6.9 million were transferred to real estate owned, $3.7 million in loan principal was charged off, $1.8 million in loans were returned to accrual status and approximately $4.0 million in principal payments were received.  Offsetting this activity, $11.4 million in loans were placed on non-accrual status during the six months ended June 30, 2014.

Of the $46.0 million in total non-accrual loans as of June 30, 2014, $40.9 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $8.3 million in cumulative partial charge-offs have been recorded with respect to these loans as of June 30, 2014.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $3.5 million have been recorded as of June 30, 2014.  The remaining $5.1 million of non-accrual loans were reviewed on an aggregate basis and $1.4 million in general valuation allowance was deemed necessary related to those loans as of June 30, 2014.   The $1.4 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

Our largest non-accrual loan as of June 30, 2014 was collateralized by multiple one-to-four family residential real estate properties located in southeastern Wisconsin.  This loan had a principal balance of $4.4 million and a specific reserve of $110,000 at June 30, 2014.  Our second largest non-accrual loan was collateralized by multi-family residential real estate located in southeastern Wisconsin. This loan had a principal balance of $2.7 million at June 30, 2014, which is net of life-to-date charge offs of $1.1 million.  Our third largest non-accrual loan as of June 30, 2014 was collateralized by a single-family residence located in Idaho.   This loan had a principal balance of $1.7 million at June 30, 2014.  Based upon an updated valuation, the estimated net realizable value of the collateral exceeds the principal balance of the loan, thus a specific valuation was not deemed necessary as of June 30, 2014.   Our fourth largest non-accrual loan as of June 30, 2014 was collateralized by multi-family real estate located in southeastern Wisconsin with a principal balance of $1.5 million and a specific valuation of $200,000. Our next largest non-accrual loan as of June 30, 2014 was collateralized by a single-family residence located in southeastern Wisconsin.  This loan had a principal balance of $1.4 million and a specific valuation allowance of $191,000 at June 30, 2014. Together, these five largest non-accrual loans comprised 25.2% of total non-accrual loans at June 30, 2014.

For the six months ended June 30, 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1.5 million.  We recognized $916,000 of interest income on such loans during the six months ended June 30, 2014.

There were no accruing loans past due 90 days or more during the six months ended June 30, 2014 or 2013.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes troubled debt restructurings:

	At June 30,	At December 31,
	2014	2013
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$22,598	25,258
Watch	3,649	4,329
Total troubled debt restructurings	$26,247	29,587

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

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	As of June 30, 2014
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$5,357	10,515	15,872
Multi-family	2,695	4,368	7,063
Home equity	-	937	937
Construction and land	1,299	816	2,115
Commercial real estate	-	260	260
	$9,351	16,896	26,247

	As of December 31, 2013
	Accruing	Non-accruing	Total

One- to four-family	$6,218	11,875	18,093
Multi-family	2,710	5,314	8,024
Home equity	-	972	972
Construction and land	1,408	833	2,241
Commercial real estate	-	257	257
	$10,336	19,251	29,587

The following table sets forth activity in our troubled debt restructurings for the periods indicated.

	At or for the Six Months
	Ended June 30, 2014
	Accrual	Non-accrual
	(In Thousands)

Balance at beginning of period	$10,336	19,251
Additions	-	3,222
Change in accrual status	-	-
Charge-offs	-	(1,254)
Returned to contractual/market terms	(827)	(1,532)
Transferred to real estate owned	-	(1,694)
Principal paydowns and other	(158)	(1,097)
Balance at end of period	$9,351	16,896

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio

	At June 30,	At December 31,
	2014	2013
	(Dollars in Thousands)

Loans past due less than 90 days	$17,337	13,231
Loans past due 90 days or more	26,548	30,780
Total loans past due	$43,885	44,011

Total loans past due to total loans receivable	3.92%	4.03%

Past due loans decreased by $126,000, or 0.3%, to $43.9 million at June 30, 2014 from $44.0 million at December 31, 2013.  Loans past due 90 days or more decreased by $4.2 million, or 13.7%, during the six months ended June 30, 2014 while loans past due less than 90 days increased by $4.1 million, or 31.0%.  The $4.2 million decrease in loans past due 90 days or more was primarily due to $6.9 million in loans transferred to real estate owned during the six months ended June 30, 2014.  The $4.1 million increase in loans past due less than 90 days or more was primarily attributable to a $5.5 million increase in delinquent loans collateralized by multi-family loans.

REAL ESTATE OWNED

Total real estate owned decreased by $546,000, or 2.0%, to $22.1 million at June 30, 2014, compared to $22.7 million at December 31, 2013.  During the six months ended June 30, 2014, $6.9 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $603,000 during the six months ended June 30, 2014.  During the same period, sales of real estate owned totaled $6.8 million, resulting in a net gain of $326,000.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Six Months
	Ended June 30,
	2014	2013
	(Dollars in Thousands)

Balance at beginning of period	$24,264	31,043
Provision for loan losses	535	2,960
Charge-offs:
Mortgage
One- to four-family	1,298	5,686
Multi-family	2,690	732
Home equity	39	524
Commercial real estate	-	95
Construction and land	142	134
Consumer	4	-
Commercial	243	-
Total charge-offs	4,416	7,171
Recoveries:
Mortgage
One- to four-family	740	608
Multi-family	23	201
Home equity	6	70
Commercial real estate	6	-
Construction and land	63	51
Consumer	3	2
Commercial	3	3
Total recoveries	844	935
Net charge-offs	3,572	6,236
Allowance at end of period	$21,227	27,767

Ratios:
Allowance for loan losses to non-accrual loans at end of period	46.12%	52.14%
Allowance for loan losses to loans receivable at end of period	1.89%	2.51%
Net charge-offs to average loans outstanding (annualized)	0.60%	1.01%
Current period provision for loan losses to net charge-offs	14.98%	47.47%
Net charge-offs (annualized) to beginning of the period allowance	29.69%	40.51%
_______________

At June 30, 2014, the allowance for loan losses was $21.2 million, compared to $24.3 million at December 31, 2013.  As of June 30, 2014, the allowance for loan losses represented 1.89% of total loans receivable and was equal to 46.12% of non-performing loans, compared to 2.22% and 47.61%, respectively, at December 31, 2013.  The $3.0 million decrease in the allowance for loan losses during the six months ended June 30, 2014 reflects improvement in both the quality of the loan portfolio as well as the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2013, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.

Net charge-offs totaled $3.6 million, or an annualized 0.60% of average loans for the six months ended June 30, 2014, compared to $6.2 million, or an annualized 1.01% of average loans for the six months ended June 30, 2013.  Of the $3.6 million in net charge-offs during the six months ended June 30, 2014, approximately 74.7% of the activity related to loans secured by multi-family residential loans.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 16.3% and 4.2% for the six months ended June 30, 2014 and 2013, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.
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
During the six months ended June 30, 2014 primary uses of cash and cash equivalents included: $767.0 million in originations of loans held for sale, $141.9 million in funds returned to stock subscribers, $70.1 million in purchases of mortgage related securities, $38.5 million in loan originations, net of principal payments, $16.0 million in purchases of debt securities, $10.2 million in purchase of bank owned life insurance, and $10.0 million in funding ESOP.  During the six months ended June 30, 2014, primary sources of cash and cash equivalents included: $732.8 million in proceeds from the sale of loans held for sale and $14.6 million from principal repayments on mortgage related securities.

During the six months ended June 30, 2013, primary uses of cash and cash equivalents included: $978.3 million in originations of loans held for sale, $46.5 million related to a decrease in deposits, and $34.6 million in purchases of debt securities.  During the six months ended June 30, 2013, primary sources of cash and cash equivalents included: $1.0 billion in proceeds from the sale of loans held for sale, $21.9 million from principal repayments on mortgage related securities, and $14.5 million from sales in real estate owned.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2014 and 2013, respectively, $112.6 million and $54.4 million of our assets were invested in cash and cash equivalents.  At June 30, 2014 cash and cash equivalents are comprised of the following: $69.2 million in cash held at the Federal Reserve Bank and other depository institutions and $43.3 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.
Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At June 30, 2014, we had $350.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At June 30, 2014, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.
At June 30, 2014, we had outstanding commitments to originate loans receivable of $21.8 million.  In addition, at June 30, 2014 we had unfunded commitments under construction loans of $5.4 million, unfunded commitments under business lines of credit of $9.5 million and unfunded commitments under home equity lines of credit and standby letters of credit of $16.0 million.  At June 30, 2014 certificates of deposit scheduled to mature in one year or less totaled $433.2 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Capital
Shareholders' equity increased by $243.5 million, or 113.6%, to $458.0 million at June 30, 2014 from $214.5 million at December 31, 2013.  The increase in shareholders' equity was primarily due to $248.4 million in net proceeds from the second-step stock offering.  The increase also reflects a $5.7 million increase in retained earnings reflecting net income for the six months ended June 30, 2014.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $2.2 million decrease in accumulated other comprehensive loss offset by a $9.4 million increase in unearned ESOP shares and $3.4 million in dividends declared.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At June 30, 2014, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.  See "Notes to Consolidated Financial Statements - Regulatory Capital."

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

Contractual Obligations, Commitments and Contingent Liabilities
The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2014 and the respective maturity dates.

			More than	More than
			One Year	Three years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$87,718	87,718	-	-	-
Money market and savings deposits (4)	121,695	121,695	-	-	-
Time deposit (4)	639,225	433,194	181,358	24,673	-
Short-term borrowings (4)	20,686	20,686	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	220,000	130,000	-
Repurchase agreements (2)(4)	84,000	-	24,000	60,000	-
Operating leases (3)	10,450	2,578	2,967	1,723	3,182
Salary continuation agreements	510	170	340	-	-
	$1,314,284	666,041	428,665	216,396	3,182

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
(4)  Excludes interest.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2014.

			More than	More than
			One Year	Three years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$21,776	21,776	-	-	-
Unuesed portion of home equity lines of credit (2)	15,270	15,270	-	-	-
Unused portion of construction loans (3)	5,403	5,403	-	-	-
Unused portion of business lines of credit	9,502	9,502	-	-	-
Standby letters of credit	691	691	-	-	-
Total Other Commitments	$52,642	52,642	-	-	-

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
Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
400 basis point gradual rise in rates	10.26
300 basis point gradual rise in rates	7.99
200 basis point gradual rise in rates	5.42
100 basis point gradual rise in rates	2.61
Unchanged rate scenario	-
100 basis point gradual decline in rates (1)	(2.54)
____________
(1) Given the current low point in the interest rate cycle, down scenarios in excess of 100 basis points are not meaningful.

WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 30% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 30% for interest rate movements of up to 400 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At June 30, 2014, 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 2.54% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.61%.  At June 30, 2014, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 1.19% while a 100 basis point decrease in rates had the effect of decreasing the economic value of equity by 0.96%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2014, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
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
Date: August 1, 2014
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: August 1, 2014
/s/ Allan R. Hosack
Allan R. Hosack
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended June 30, 2014

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements
X