Form 10-Q
period 2014-09-30
Waterstone Financial, Inc.
filed 2014-10-31
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 34,420,094 at October 31, 2014

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets	(In Thousands, except share data)
Cash	$110,848	428,832
Federal funds sold	25,732	93
Interest-earning deposits in other financial institutions and other short term investments	4,702	244
Cash and cash equivalents	141,282	429,169
Securities available for sale (at fair value)	279,373	213,418
Loans held for sale (at fair value)	144,193	97,021
Loans receivable	1,111,719	1,092,676
Less: Allowance for loan losses	20,439	24,264
Loans receivable, net	1,091,280	1,068,412

Office properties and equipment, net	26,274	27,090
Federal Home Loan Bank stock (at cost)	17,500	17,500
Cash surrender value of life insurance	50,640	39,378
Real estate owned	25,837	22,663
Prepaid expenses and other assets	22,946	32,388
Total assets	$1,799,325	1,947,039

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$90,600	93,275
Money market and savings deposits	119,974	513,716
Time deposits	664,577	637,750
Total deposits	875,151	1,244,741

Short-term borrowings	-	21,197
Long-term borrowings	434,000	434,000
Advance payments by borrowers for taxes	23,129	2,482
Other liabilities	18,532	30,147
Total liabilities	1,350,812	1,732,567

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2014 and 20,000,000 in 2013, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2014 and 200,000,000 in 2013
Issued - 34,420,094 in 2014 and 34,073,670 in 2013
Outstanding - 34,420,094 in 2014 and 31,349,317 in 2013	344	341
Additional paid-in capital	313,841	110,480
Retained earnings	156,611	151,195
Unearned ESOP shares	(22,848)	(854)
Accumulated other comprehensive income (loss), net of taxes	565	(1,429)
Treasury shares (0 in 2014 and 2,724,353 in 2013), at cost	-	(45,261)
Total shareholders' equity	448,513	214,472
Total liabilities and shareholders' equity	$1,799,325	1,947,039

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In Thousands, except per share amounts)

Interest income:
Loans	$14,942	14,425	43,178	44,500
Mortgage-related securities	835	455	2,142	1,311
Debt securities, federal funds sold and short-term investments	823	653	2,474	1,806
Total interest income	16,600	15,533	47,794	47,617
Interest expense:
Deposits	1,337	1,237	3,522	4,055
Borrowings	4,349	4,718	13,048	13,917
Total interest expense	5,686	5,955	16,570	17,972
Net interest income	10,914	9,578	31,224	29,645
Provision for loan losses	315	1,000	850	3,960
Net interest income after provision for loan losses	10,599	8,578	30,374	25,685
Noninterest income:
Service charges on loans and deposits	317	316	904	1,029
Increase in cash surrender value of life insurance	630	528	1,082	929
Mortgage banking income	22,053	18,173	58,743	65,616
Loss on sale of available for sale securities	-	-	—	(9)
Other	911	2,013	3,436	3,205
Total noninterest income	23,911	21,030	64,165	70,770
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	18,169	16,575	51,418	53,001
Occupancy, office furniture, and equipment	2,577	2,218	7,883	5,995
Advertising	678	718	2,252	2,339
Data processing	582	516	1,701	1,476
Communications	430	398	1,250	1,148
Professional fees	441	626	1,471	1,762
Real estate owned	665	(163)	1,918	(9)
FDIC insurance premiums	336	516	1,046	1,569
Other	3,152	3,012	9,325	8,453
Total noninterest expenses	27,030	24,416	78,264	75,734
Income before income taxes	7,480	5,192	16,275	20,721
Income tax expense	2,715	1,973	5,857	7,950
Net income	$4,765	3,219	10,418	12,771
Income per share:
Basic	$0.14	0.09	0.31	0.37
Diluted	$0.14	0.09	0.31	0.37
Weighted average shares outstanding:
Basic	33,003	34,196	33,759	34,174
Diluted	33,232	34,471	33,997	34,428

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Net income	$4,765	3,219	10,418	12,771

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $116, ($30), ($1,281), $2,090, respectively	(180)	38	1,984	(3,184)

Reclassification adjustment for net loss (gain) included in net income during the period, net of tax (benefit) expense of $0, $0, ($7), ($4), respectively	-	-	10	5

Total other comprehensive (loss) income	(180)	38	1,994	(3,179)
Comprehensive income	$4,585	3,257	12,412	9,592

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)
Balances at December 31, 2012	31,348	$341	110,490	136,487	(1,708)	2,285	(45,261)	202,634

Comprehensive income:
Net income	-	-	-	12,771	-	-	-	12,771
Other comprehensive loss	-	-	-	-	-	(3,179)	-	(3,179)
Total comprehensive income								9,592

ESOP shares committed to be released to Plan participants	-	-	(130)	-	641	-	-	511
Stock based compensation	1	-	96	-	-	-	-	96

Balances at September 30, 2013	31,349	$341	110,456	149,258	(1,067)	(894)	(45,261)	212,833

Balances at December 31, 2013	31,349	$341	110,480	151,195	(854)	(1,429)	(45,261)	214,472

Comprehensive income:
Net income	-	-	-	10,418	-	-	-	10,418
Other comprehensive income	-	-	-	-	-	1,994	-	1,994
Total comprehensive income								12,412

Purchase of ESOP Shares	-	-	-	-	(22,884)	-	-	(22,884)
ESOP shares committed to be released to Plan participants	-	-	5	-	890	-	-	895
Cash dividend, $0.05 per share	-	-	-	(5,002)	-	-	-	(5,002)
Stock based compensation	14	-	198	-	-	-	-	198
Merger of Lamplighter Financial, MHC	(23,050)	(231)	305	-	-	-	-	74
Exchange of common stock	(8,299)	(83)	83	-	-	-	-	-
Treasury stock retired	-	(27)	(45,234)	-	-	-	45,261	-
Proceeds of stock offering, net of costs	34,406	344	248,004	-	-	-	-	248,348

Balances at September 30, 2014	34,420	$344	313,841	156,611	(22,848)	565	-	448,513

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013
	(In Thousands)

Operating activities:
Net income	$10,418	12,771
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	850	3,960
Provision for depreciation	2,463	1,936
Deferred income taxes	1,897	4,586
Stock based compensation	149	96
Net amortization of premium/discount on debt and mortgage related securities	1,215	1,764
Amortization of unearned ESOP shares	895	511
Amortization and impairment of mortgage servicing rights	321	790
Gain on sale of loans held for sale	(52,764)	(56,776)
Loans originated for sale	(1,256,795)	(1,419,834)
Proceeds on sales of loans originated for sale	1,262,387	1,513,039
Increase in accrued interest receivable	(420)	(499)
Increase in cash surrender value of life insurance	(1,082)	(929)
Decrease in accrued interest on deposits and borrowings	(46)	(142)
Increase (decrease) in other liabilities	552	(4,590)
Increase (decrease) in accrued tax payable	1,692	(2,980)
Loss on sale of available for sale securities	-	9
Net loss (gain) related to real estate owned	591	(1,313)
Gain on sale of mortgage servicing rights	(2,393)	(1,345)
Other	7,191	(3,722)
Net cash (used in) provided by operating activities	(22,879)	47,332

Investing activities:
Net (increase) decrease in loans receivable	(37,141)	21,084
Purchases of:
Debt securities	(15,997)	(37,595)
Mortgage related securities	(80,837)	(11,182)
Certificates of deposit	(735)	(1,225)
Premises and equipment, net	(1,703)	(3,768)
Bank owned life insurance	(10,180)	(241)
Proceeds from:
Principal repayments on mortgage-related securities	20,662	30,505
Maturities of debt securities	13,020	4,925
Sales of debt securities	-	921
Sales of real estate owned	9,579	23,312
Net cash (used in) provided by investing activities	(103,332)	26,736

Financing activities:
Net increase (decrease) in deposits	20,714	(67,228)
Net decrease in short-term borrowings	(21,197)	(8,645)
Net change in advance payments by borrowers for taxes	6,911	8,243
Cash dividends on common stock	(3,387)	-
Financing for purchase of ESOP	(22,884)	-
Proceeds from stock option exercises	49	-
Stock offering funds returned to subscribers	(141,882)	-
Net cash used in financing activities	(161,676)	(67,630)
(Decrease) increase in cash and cash equivalents	(287,887)	6,438
Cash and cash equivalents at beginning of period	429,169	71,469
Cash and cash equivalents at end of period	$141,282	77,907

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	2,199	6,263
Interest payments	16,616	18,114
Noncash activities:
Loans receivable transferred to real estate owned	13,423	10,117
Deposits utilized to purchase common stock	248,422	-
Dividends declared but not paid in other liabilities	1,615	-

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
Share and per share amounts have been restated to reflect the completion of our second-step conversion on January 22, 2014 at a conversion ratio of 1.0973 unless noted otherwise.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2013 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$120,675	1,340	(466)	121,549
Collateralized mortgage obligations:
Government sponsored enterprise issued	61,955	275	(139)	62,091
Mortgage-related securities	182,630	1,615	(605)	183,640

Government sponsored enterprise bonds	6,751	4	(53)	6,702
Municipal securities	76,619	1,151	(681)	77,089
Other debt securities	5,000	300	-	5,300
Debt securities	88,370	1,455	(734)	89,091
Certificates of deposit	6,615	28	(1)	6,642
	$277,615	3,098	(1,340)	279,373

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$104,462	1,192	(731)	104,923
Collateralized mortgage obligations:
Government sponsored enterprise issued	18,946	320	(25)	19,241
Mortgage-related securities	123,408	1,512	(756)	124,164

Government sponsored enterprise bonds	18,171	4	(241)	17,934
Municipal securities	61,014	802	(3,023)	58,793
Other debt securities	5,000	160	-	5,160
Debt securities	84,185	966	(3,264)	81,887
Certificates of deposit	7,350	32	(15)	7,367
	$214,943	2,510	(4,035)	213,418

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2014, $98.6 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of September 30, 2014, $1.3 million of municipal securities were pledged as collateral to secure Federal Home Loan Bank advances.  At December 31, 2013, $987,000 of the Company's government sponsored enterprise bonds and $99.7 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company. As of December 31, 2013, $1.2 million of municipal securities were pledged as collateral to secure Federal Home Loan Bank advances.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$6,269	6,339
Due after one year through five years	18,898	19,260
Due after five years through ten years	39,025	38,692
Due after ten years	30,793	31,442
Mortgage-related securities	182,630	183,640
	$277,615	279,373

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$46,657	(241)	12,898	(225)	59,555	(466)
Collateralized mortgage obligations:
Government sponsored enterprise issued	42,648	(139)	-	-	42,648	(139)
Government sponsored enterprise bonds	-	-	3,447	(53)	3,447	(53)
Municipal securities	11,777	(67)	29,578	(614)	41,355	(681)
Certificates of deposit	734	(1)	-	-	734	(1)
	$101,816	(448)	45,923	(892)	147,739	(1,340)

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$45,094	(539)	5,349	(192)	50,443	(731)
Collateralized mortgage obligations:
Government sponsored enterprise issued	5,669	(25)	-	-	5,669	(25)
Government sponsored enterprise bonds	15,530	(241)	-	-	15,530	(241)
Municipal securities	37,498	(2,546)	4,708	(477)	42,206	(3,023)
Certificates of deposit	3,660	(15)	-	-	3,660	(15)
	$107,451	(3,366)	10,057	(669)	117,508	(4,035)

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

As of September 30, 2014, the Company held two municipal securities that had previously been deemed to be other-than-temporarily impaired. Both securities were issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities. An additional $17,000 credit loss that was charged to earnings during the nine months ended September 30, 2014 for these municipal bonds.  During the nine months ended September 30, 2014, there were sales in the market of municipal issuer bonds at a discounted price that resulted in the Company recording additional credit losses. As of September 30, 2014, these securities had a combined amortized cost of $198,000 and a combined estimated fair value of $181,000.

As of September 30, 2014, the Company had 72 municipal securities, six mortgage-backed securities, and three government sponsored enterprise bonds which had been in an unrealized loss position for twelve months or longer. These securities were determined not to be other-than-temporarily impaired as of September 30, 2014. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration.  As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the nine months ended September 30, 2013, proceeds from the sale of securities totaled $921,000 and resulted in losses totaling $9,000.  The $9,000 included in loss on sale of available for sale securities in the consolidated statements of income during the nine months ended September 30, 2013 was reclassified from accumulated other comprehensive income.  There were no sales of securities during the nine months ended September 30, 2014.

The following table presents the change in other-than-temporary credit related impairment charges on securities available for sale for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit-related impairments on securities as of December 31, 2012	$100
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Reduction for sales of securities for which other-than-temporary was previously recognized	-
Credit-related impairments on securities as of December 31, 2013	100
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	17
Credit-related impairments on securities as of September 30, 2014	$117

Note 3 - Loans Receivable

Loans receivable at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$409,209	413,614
Multi-family	532,074	521,597
Home equity	30,187	35,432
Construction and land	24,714	31,905
Commercial real estate	94,703	71,698
Consumer	131	134
Commercial loans	20,701	18,296
	$1,111,719	1,092,676

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. While credit risks are geographically concentrated in the Company's Milwaukee metropolitan area, there are no concentrations with individual or groups of related borrowers. While the real estate collateralizing these loans is residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.

Qualifying loans receivable totaling $851.0 million and $882.9 million at September 30, 2014 and December 31, 2013, respectively, are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement.

As of September 30, 2014 and December 31, 2013, there are no loans that are 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of September 30, 2014 and December 31, 2013 follows:

	As of September 30, 2014
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,973	2,177	12,523	16,673	392,536	409,209
Multi-family	316	281	14,874	15,471	516,603	532,074
Home equity	192	99	194	485	29,702	30,187
Construction and land	47	-	402	449	24,265	24,714
Commercial real estate	-	-	1,085	1,085	93,618	94,703
Consumer	-	-	-	-	131	131
Commercial loans	193	-	266	459	20,242	20,701
Total	$2,721	2,557	29,344	34,622	1,077,097	1,111,719

	As of December 31, 2013
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$4,994	5,236	17,499	27,729	385,885	413,614
Multi-family	804	1,293	7,743	9,840	511,757	521,597
Home equity	373	205	465	1,043	34,389	35,432
Construction and land	-	39	4,195	4,234	27,671	31,905
Commercial real estate	287	-	357	644	71,054	71,698
Consumer	-	-	-	-	134	134
Commercial loans	-	-	521	521	17,775	18,296
Total	$6,458	6,773	30,780	44,011	1,048,665	1,092,676

(1)	Includes $564,000 and $1.1 million for September 30, 2014 and December 31, 2013, respectively, which are on non-accrual status.
(2)	Includes $1.3 million and $5.7 million for September 30, 2014 and December 31, 2013, respectively, which are on non-accrual status.
(3)	Includes $12.0 million and $12.9 million for September 30, 2014 and December 31, 2013, respectively, which are on non-accrual status.

A summary of the activity for the nine months ended September 30, 2014 and 2013 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2014
Balance at beginning of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264
Provision (credit) for loan losses	(1,540)	2,897	(1,098)	29	476	(26)	112	850
Charge-offs	(1,900)	(3,462)	(191)	(418)	(186)	(5)	(293)	(6,455)
Recoveries	1,652	23	11	63	23	5	3	1,780
Balance at end of period	$9,761	6,669	529	1,287	1,715	8	470	20,439

Nine months ended September 30, 2013
Balance at beginning of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043
Provision (credit) for loan losses	1,178	883	252	1,526	280	(3)	(156)	3,960
Charge-offs	(7,986)	(1,267)	(575)	(1,366)	(128)	-	(6)	(11,328)
Recoveries	694	205	73	51	-	5	5	1,033
Balance at end of period	$11,705	7,555	1,847	1,534	1,411	32	624	24,708

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of September 30, 2014 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$2,468	2,128	53	330	262	-	57	5,298
Allowance related to loans collectively evaluated for impairment	7,293	4,541	476	957	1,453	8	413	15,141

Balance at end of period	$9,761	6,669	529	1,287	1,715	8	470	20,439

Loans individually evaluated for impairment	$29,746	19,799	526	3,330	2,748	-	360	56,509

Loans collectively evaluated for impairment	379,463	512,275	29,661	21,384	91,955	131	20,341	1,055,210
Total gross loans	$409,209	532,074	30,187	24,714	94,703	131	20,701	1,111,719

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of December 31, 2013 follows:

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of September 30, 2014 and December 31, 2013:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2014
Substandard	$29,653	17,112	626	3,330	2,749	-	360	53,830
Watch	7,010	6,676	556	1,383	2,208	-	851	18,684
Pass	372,546	508,286	29,005	20,001	89,746	131	19,490	1,039,205
	$409,209	532,074	30,187	24,714	94,703	131	20,701	1,111,719

At December 31, 2013
Substandard	$37,060	14,809	2,169	6,576	1,298	17	580	62,509
Watch	14,402	13,108	1,077	1,866	1,401	-	1,120	32,974
Pass	362,152	493,680	32,186	23,463	68,999	117	16,596	997,193
	$413,614	521,597	35,432	31,905	71,698	134	18,296	1,092,676

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

The following tables present data on impaired loans at September 30, 2014 and December 31, 2013.

	As of or for the Nine Months Ended September 30, 2014
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$10,315	11,574	2,468	825	10,573	355
Multi-family	10,462	10,802	2,128	225	10,752	285
Home equity	145	147	53	-	146	5
Construction and land	2,890	2,890	330	-	2,948	53
Commercial real estate	330	740	262	409	336	3
Consumer	-	-	-	-	-	-
Commercial	57	57	57	-	58	2
	24,199	26,210	5,298	1,459	24,813	703
Total Impaired with no Reserve
One- to four-family	19,431	23,082	-	3,184	19,181	711
Multi-family	9,337	13,794	-	3,274	11,688	259
Home equity	381	393	-	6	392	6
Construction and land	440	567	-	127	570	4
Commercial real estate	2,418	2,615	-	181	2,617	93
Consumer	-	-	-	-	-	-
Commercial	303	548	-	243	385	2
	32,310	40,999	-	7,015	34,833	1,075
Total Impaired
One- to four-family	29,746	34,656	2,468	4,009	29,754	1,066
Multi-family	19,799	24,596	2,128	3,499	22,440	544
Home equity	526	540	53	6	538	11
Construction and land	3,330	3,457	330	127	3,518	57
Commercial real estate	2,748	3,355	262	590	2,953	96
Consumer	-	-	-	-	-	-
Commercial	360	605	57	243	443	4
	$56,509	67,209	5,298	8,474	59,646	1,778

	As of or for the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$12,263	12,674	2,631	411	13,256	577
Multi-family	13,352	13,400	2,196	48	14,047	660
Home equity	1,427	1,427	862	-	1,536	59
Construction and land	3,087	3,087	624	-	3,092	93
Commercial real estate	839	1,324	370	485	1,339	35
Consumer	-	-	-	-	-	-
Commercial	569	569	258	-	570	1
	31,537	32,481	6,941	944	33,840	1,425
Total Impaired with no Reserve
One- to four-family	24,801	30,519	-	5,718	30,629	1,080
Multi-family	3,869	4,902	-	1,033	5,431	114
Home equity	529	529	-	-	533	12
Construction and land	3,440	6,133	-	2,693	6,135	62
Commercial real estate	459	523	-	64	524	27
Consumer	17	17	-	-	19	1
Commercial	11	11	-	-	11	1
	33,126	42,634	-	9,508	43,282	1,297
Total Impaired
One- to four-family	37,064	43,193	2,631	6,129	43,885	1,657
Multi-family	17,221	18,302	2,196	1,081	19,478	774
Home equity	1,956	1,956	862	-	2,069	71
Construction and land	6,527	9,220	624	2,693	9,227	155
Commercial real estate	1,298	1,847	370	549	1,863	62
Consumer	17	17	-	-	19	1
Commercial	580	580	258	-	581	2
	$64,663	75,115	6,941	10,452	77,122	2,722

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $32.3 million of impaired loans as of September 30, 2014 for which no allowance has been provided, $7.0 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans' net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At September 30, 2014, total impaired loans includes $26.8 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2013, total impaired loans included $29.6 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of September 30, 2014
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$4,733	8	$10,870	57	$15,603	65
Multi-family	2,687	1	4,844	8	7,531	9
Home equity	-	-	98	1	98	1
Construction and land	1,299	1	840	2	2,139	3
Commercial real estate	1,306	1	170	1	1,476	2
	$10,025	11	$16,822	69	$26,847	80

	As of December 31, 2013
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$6,218	13	$11,875	70	$18,093	83
Multi-family	2,710	1	5,314	4	8,024	5
Home equity	-	-	972	3	972	3
Construction and land	1,408	1	833	2	2,241	3
Commercial real estate	-	-	257	2	257	2
	$10,336	15	$19,251	81	$29,587	96

At September 30, 2014, $26.8 million in loans had been modified in troubled debt restructurings and $16.8 million of these loans were included in the non-accrual loan total. The remaining $10.0 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $1.5 million valuation allowance has been established as of September 30, 2014 with respect to the $26.8 million in troubled debt restructurings. As of December 31, 2013, a $2.6 million valuation allowance had been established with respect to the $29.6 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of September 30, 2014
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$16,028	38	$2,049	7	$18,077	45
Principal forbearance	259	3	2,639	1	2,898	4
Interest reduction	4,678	11	1,194	20	5,872	31
	$20,965	52	$5,882	28	$26,847	80

	As of December 31, 2013
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$15,160	37	$3,638	19	$18,798	56
Principal forbearance	5,240	5	-	-	5,240	5
Interest reduction	3,317	11	2,232	24	5,549	35
	$23,717	53	$5,870	43	$29,587	96

The following presents data on troubled debt restructurings:

	For the three months ended September 30, 2014		For the three months ended September 30, 2013
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$166	2	$865	4
Multi family	520	3	-	-
Commercial real estate	1,306	1	-	-
	$1,992	6	$865	4

There were no troubled debt restructurings within the past twelve months for which there was a default during the three months ended September 30, 2014 or September 30, 2013.

The following presents data on troubled debt restructurings:

	For the nine months ended September 30, 2014		For the nine months ended September 30, 2013
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$3,938	15	$1,627	9
Multi family	1,117	5	-	-
Home equity	98	1	38	1
Commercial real estate	1,306	1	-	-
	$6,459	22	$1,665	10

There were no troubled debt restructurings within the past twelve months for which there was a default during the nine months ended September 30, 2014 or September 30, 2013.

The following table presents data on non-accrual loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$24,340	30,207
Multi-family	15,812	13,498
Home equity	394	1,585
Construction and land	1,202	4,195
Commercial real estate	1,085	938
Commercial	-	521
Consumer	303	17
Total non-accrual loans	$43,136	50,961
Total non-accrual loans to total loans receivable	3.88%	4.66%
Total non-accrual loans to total assets	2.40%	2.62%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)

One- to four-family	$15,948	12,980
Multi-family	1,186	3,040
Construction and land	8,403	6,258
Commercial real estate	300	385
	$25,837	22,663

The following table presents the activity in the Company's real estate owned:

	Nine months ended September 30,
	2014	2013
	(In Thousands)
Real estate owned at beginning of the period	$22,663	35,974
Transferred from loans receivable	13,423	10,117
Sales (net of gains / losses)	(9,224)	(21,999)
Write downs	(1,007)	(1,068)
Other	(18)	123
Real estate owned at the end of the period	$25,837	23,147

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Nine months ended September 30,
	2014	2013
	(In Thousands)
Mortgage servicing rights at beginning of the period	$3,377	3,220
Additions	3,084	2,807
Amortization	(321)	(790)
Sales	(4,602)	(1,388)
Mortgage servicing rights at end of the period	1,538	3,849

During the nine months ended September 30, 2014, $1.3 billion in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $1.2 billion, generating mortgage banking income of $58.7 million. The unpaid principal balance of loans serviced for others was $182.3 million and $563.7 million at September 30, 2014 and December 31, 2013 respectively. These loans are not reflected in the consolidated statements of financial condition.

During the nine months ended September 30, 2014, the Company sold mortgage servicing rights related to $713.0 million in loans receivable and with a book value of $4.6 million for $7.0 million resulting in a gain on sale of $2.4 million.  During the nine months ended September 30, 2013, the Company sold mortgage servicing rights related to $287.5 million in loans receivable and with a book value of $1.4 million for $2.7 million resulting in a gain on sale of $1.3 million.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

		(In Thousands)
Estimate for the period ended December 31:	2014	$56
2015		191
2016		189
2017		183
2018		175
Thereafter		744
Total		$1,538

Note 6— Deposits

At September 30, 2014 and December 31, 2013, time deposits with balances greater than $100,000 amount to $199.1 million and $165.9 million, respectively.

A summary of the contractual maturities of time deposits at September 30, 2014 is as follows:

(In Thousands)

Within one year	$395,195
More than one to two years	228,382
More than two to three years	22,587
More than three to four years	16,026
More than four through five years	2,387
$664,577

Note 7— Borrowings

Borrowings consist of the following:

		September 30, 2014		December 31, 2013
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)
Short term:
Short-term repurchase agreements		$-	-	21,197	3.19%
Long term:
Federal Home Loan Bank, Chicago advances maturing:
2016		220,000	4.34%	220,000	4.34%
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$434,000	3.89%	455,197	3.86%

The short-term repurchase agreements represent the outstanding portion of a total $90.0 million commitment with two unrelated banks. The short-term repurchase agreements are utilized by Waterstone Mortgage Corporation to finance loans originated for sale. These agreements are secured by the underlying loans being financed. Related interest rates are based upon the note rate associated with the loans being financed. The first of the two short-term repurchase agreements has no outstanding balance  and a total commitment of $40 million at September 30, 2014. The second short-term repurchase agreement has no outstanding balance and a total commitment of $50 million at September 30, 2014.

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

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $90.5 million at September 30, 2014 and $100.6 million at December 31, 2013.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 75% of the carrying value of unencumbered one- to four-family mortgage loans, 40% of the carrying value of home equity loans and 60% of the carrying value of multi-family loans. In addition, these advances are collateralized by FHLBC stock of $17.5 million at both September 30, 2014 and December 31, 2013. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As of September 30, 2014, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2014 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for the Bank as of September 30, 2014 and December 31, 2013 are presented in the table below:

	September 30, 2014
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)	$355,586	31.16%	91,288	8.00%	114,109		10.00%
Tier I capital (to risk-weighted assets)	341,247	29.91%	45,644	4.00%	68,466		6.00%
Tier I capital (to average assets)	341,247	19.05%	71,636	4.00%	89,545		5.00%
State of Wisconsin (to total assets)	341,247	19.03%	107,571	6.00%	N/	A	N/	A

	December 31, 2013
	(Dollars In Thousands)
Total capital (to risk-weighted assets)	$219,146	21.67%	80,887	8.00%	101,109		10.00%
Tier I capital (to risk-weighted assets)	206,364	20.41%	40,443	4.00%	60,665		6.00%
Tier I capital (to average assets)	206,364	12.48%	66,161	4.00%	82,701		5.00%
State of Wisconsin (to total assets)	206,364	10.65%	116,252	6.00%	N/	A	N/	A

Note 9 – Income Taxes

Income tax expense decreased from $7.9 million during the nine months ended September 30, 2013 to $5.9 million for the nine months ended September 30, 2014. This decrease was due to the decrease in our income before income taxes, which decreased from $20.7 million during the nine months ended September 30, 2013 to $16.3 million during the nine months ended September 30, 2014.  Income tax expense is recognized on the statement of income during the nine months ended September 30, 2014 at an effective rate of 36.0% of pretax income compared to 38.4% during the nine months ended September 30, 2013.

As of September 30, 2014, net deferred tax assets totaled $11.3 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax asset are associated with the allowance for loan losses, basis adjustments on real estate owned, and mortgage servicing rights. We are largely relying on earnings generated in the current year and forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax asset.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of September 30, 2014 and December 31, 2013.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
September 30, 2014
Repurchase Agreements
Short-term	$-	-	-	-	-
Long-term	84,000	-	84,000	84,000	-
	$84,000	-	84,000	84,000	-

December 31, 2013
Repurchase Agreements
Short-term	$17,526	-	17,526	17,526	-
Long-term	84,000	-	84,000	84,000	-
	$101,526	-	101,526	101,526	-

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

	September 30, 2014	December 31, 2013
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$14,944	9,637
Commitments to extend credit under home equity lines of credit	15,206	14,699
Unused portion of construction loans	6,102	8,637
Unused portion of business lines of credit	9,906	10,364
Standby letters of credit	766	696
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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of September 30, 2014 and December 31, 2013.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At September 30, 2014, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $140.9 million and interest rate lock commitments with an aggregate notional amount of approximately $186.1 million.  The fair value of the forward commitments to sell mortgage loans at September 30, 2014 included a loss of $249,000 that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at September 30, 2014 included a gain of $1.8 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Note 13 – Earnings Per Share

Earnings per share are computed using the two-class method. Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted stock awards. Unvested restricted stock awards are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company's common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Share and per share amounts for the three and nine months ended September 30, 2013 have been restated to reflect the completion of our second-step conversion at a conversion rate of 1.0973-to-one.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In Thousands, except per share amounts)

Net income	$4,765	3,219	10,418	12,771
Net income available to unvested restricted shares	7	8	15	33
Net income available to common stockholders	$4,758	3,211	10,403	12,738

Weighted average shares outstanding	33,003	34,196	33,759	34,174
Effect of dilutive potential common shares	229	275	238	254
Diluted weighted average shares outstanding	33,232	34,471	33,997	34,428

Basic earnings per share	$0.14	0.09	0.31	0.37
Diluted earnings per share	$0.14	0.09	0.31	0.37

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2014	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$121,549	-	121,549	-
Collateralized mortgage obligations
Government sponsored enterprise issued	62,091	-	62,091	-
Government sponsored enterprise bonds	6,702	-	6,702	-
Municipal securities	77,089	-	77,089	-
Other debt securities	5,300	5,300	-	-
Certificates of deposit	6,642	-	6,642	-
Loans held for sale	144,193	-	144,193	-
Mortgage banking derivative assets	1,807	-	-	1,807
Mortgage banking derivative liabilities	249	-	-	249

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$104,923	-	104,923	-
Collateralized mortgage obligations
Government sponsored enterprise issued	19,241	-	19,241	-
Government sponsored enterprise bonds	17,934	-	17,934	-
Municipal securities	58,793	-	58,793	-
Other debt securities	5,160	5,160	-	-
Certificates of deposit	7,367	-	7,367	-
Loans held for sale	97,021	-	97,021	-
Mortgage banking derivative assets	1,189	-	-	1,189
Mortgage banking derivative liabilities	-	-	-	-

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

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2012	$1,419

Mortgage derivative loss, net	(230)
Balance at December 31, 2013	$1,189

Mortgage derivative gain, net	369
Balance at September 30, 2014	$1,558

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$18,901	-	-	18,901
Real estate owned	25,837	-	-	25,837

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$24,596	-	-	24,596
Real estate owned	22,663	-	-	22,663
_________

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At September 30, 2014, loans determined to be impaired with an outstanding balance of $24.2 million were carried net of specific reserves of $5.3 million for a fair value of $18.9 million. At December 31, 2013, loans determined to be impaired with an outstanding balance of $31.5 million were carried net of specific reserves of $6.9 million for a fair value of $24.6 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $1.0 million and $1.1 million during the nine months ended September 30, 2014 and 2013, respectively and are recorded in real estate owned expense. At September 30, 2014 and December 31, 2013, real estate owned totaled $25.8 million and $22.7 million, respectively.

Mortgage servicing rights - The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights.   The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  At September 30, 2014 and December 31, 2013, there was no impairment identified for mortgage servicing rights, therefore mortgage servicing rights were not recorded at fair value on a non-recurring basis

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$1,558	Pricing models	Pull through rate	70.3%	100.0%
Impaired loans	18,901	Market approach	Discount rates applied to appraisals	15%	30%
Real estate owned	25,837	Market approach	Discount rates applied to appraisals	25%	96%
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

The carrying amounts and fair values of the Company's financial instruments consist of the following:

	September 30, 2014					December 31, 2013
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$141,282	141,282	136,832	4,450	-	429,169	429,169	429,169	-	-
Securities available-for-sale	279,373	279,373	5,300	274,073	-	213,418	213,418	5,160	208,258	-
Loans held for sale	144,193	144,193	-	144,193	-	97,021	97,021	-	97,021	-
Loans receivable	1,111,719	1,198,382	-	-	1,198,382	1,092,676	1,117,959	-	-	1,117,959
FHLB stock	17,500	17,500	-	17,500	-	17,500	17,500	-	17,500	-
Accrued interest receivable	4,224	4,224	4,224	-	-	3,804	3,804	3,804	-	-
Mortgage banking derivative assets	1,807	1,807	-	-	1,807	1,189	1,189	-	-	1,189

Financial Liabilities
Deposits	875,151	878,777	210,574	668,203	-	1,244,741	1,246,541	606,991	639,550	-
Advance payments by borrowers for taxes	23,129	23,129	23,129	-	-	2,482	2,482	2,482	-	-
Borrowings	434,000	462,224	-	462,224	-	455,197	491,053	21,197	469,856	-
Accrued interest payable	1,549	1,549	1,549	-	-	1,595	1,595	1,595	-	-
Mortgage banking derivative liabilities	249	249	-	-	249	-	-	-	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit is not material at September 30, 2014 and December 31, 2013.

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

Community Banking

The Community Banking segment provides consumer and business banking products and services to customers primarily within Southeastern Wisconsin along with a loan production office in Minneapolis, Minnesota. Consumer products include loan and deposit products: mortgage, home equity loans and lines, personal term loans, demand deposit accounts, interest bearing transaction accounts and time deposits. Business banking products include secured and unsecured lines and term loans for working capital, inventory and general corporate use, commercial real estate construction loans, demand deposit accounts, interest bearing transaction accounts and time deposits.

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 16 states.

	As of or for the three months ended September 30, 2014
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$10,501	232	181	10,914
Provision for loan losses	250	65	-	315
Net interest income after provision for loan losses	10,251	167	181	10,599

Noninterest income	1,047	22,990	(126)	23,911

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,295	15,049	(175)	18,169
Occupancy, office furniture and equipment	771	1,806	-	2,577
FDIC insurance premiums	336	-	-	336
Real estate owned	665	-	-	665
Other	1,091	4,236	(44)	5,283
Total noninterest expenses	6,158	21,091	(219)	27,030
Income before income taxes	5,140	2,066	274	7,480
Income tax expense	1,734	834	147	2,715
Net income	$3,406	1,232	127	4,765

Total assets	$1,767,878	166,658	(135,211)	1,799,325

	As of or for the three months ended September 30, 2013
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,266	187	125	9,578
Provision for loan losses	1,000	-	-	1,000
Net interest income after provision for loan losses	8,266	187	125	8,578

Noninterest income	985	20,071	(26)	21,030

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,148	13,460	(33)	16,575
Occupancy, office furniture and equipment	775	1,458	(15)	2,218
FDIC insurance premiums	516	-	-	516
Real estate owned	(163)	-	-	(163)
Other	953	4,250	67	5,270
Total noninterest expenses	5,229	19,168	19	24,416
Income before income taxes	4,022	1,090	80	5,192
Income tax expense	1,478	451	44	1,973
Net income	$2,544	639	36	3,219

Total assets	$1,529,744	117,262	(49,188)	1,597,818

	As of or for the nine months ended September 30, 2014
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$29,947	756	521	31,224
Provision for loan losses	750	100	-	850
Net interest income after provision for loan losses	29,197	656	521	30,374

Noninterest income	2,324	62,125	(284)	64,165

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	10,430	41,175	(187)	51,418
Occupancy, office furniture and equipment	2,477	5,406	-	7,883
FDIC insurance premiums	1,046	-	-	1,046
Real estate owned	1,918	-	-	1,918
Other	3,565	12,416	18	15,999
Total noninterest expenses	19,436	58,997	(169)	78,264
Income before income taxes	12,085	3,784	406	16,275
Income tax expense	4,102	1,526	229	5,857
Net income	$7,983	2,258	177	10,418

	As of or for the nine months ended September 30, 2013
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$28,925	346	374	29,645
Provision for loan losses	3,900	60	-	3,960
Net interest income after provision for loan losses	25,025	286	374	25,685

Noninterest income	2,435	68,451	(116)	70,770

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	10,015	43,165	(179)	53,001
Occupancy, office furniture and equipment	2,372	3,704	(81)	5,995
FDIC insurance premiums	1,569	-	-	1,569
Real estate owned	(9)	-	-	(9)
Other	3,020	11,962	196	15,178
Total noninterest expenses	16,967	58,831	(64)	75,734
Income before income taxes	10,493	9,906	322	20,721
Income tax expense	3,839	3,992	119	7,950
Net income	$6,654	5,914	203	12,771

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

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and nine months ended September 30, 2014 and 2013 and the financial condition as of September 30, 2014 compared to the financial condition as of December 31, 2013.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General - Net income for the three months ended September 30, 2014 totaled $4.8 million, or $0.14 for both basic and diluted income per share, compared to net income of $3.2 million, or $0.09 for both basic and diluted income per share, respectively for the three months ended September 30, 2013.  The three months ended September 30, 2014 generated an annualized return on average assets of 1.05% and an annualized return on average equity of 4.23%, compared to an annualized return on average assets of 0.79% and an annualized return on average equity of 6.04% for the comparable period in 2013.  Return on average assets and return on average equity was adversely impacted by the increase in equity resulting from the net proceeds from the stock offering offset by an increase in net income.  Income before income taxes increased $2.3 million to $7.5 million during the three months ended September 30, 2014, compared to $5.2 million during the three months ended September 30, 2013.  The pre-tax results of operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 reflect a $1.1 million increase in pre-tax income from the community banking segment and $976,000 from the mortgage banking segment.  Income taxes totaled $2.7 million during the three months ended September 30, 2014, compared to $2.0 million during the three months ended September 30, 2013.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our non-interest income and a majority of our non-interest expense.  Accordingly, we have provided below a discussion of the material results of operations of Waterstone Mortgage Corporation on a separate basis for the three months ended September 30, 2014 and 2013, which focuses on a discussion of non-interest income and non-interest expense.  We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Mortgage Banking Segment Operations for the Three Months Ended September 30, 2014 and 2013

Net income totaled $1.2 million for the three months ended September 30, 2014, compared to $639,000 during the three months ended September 30, 2013.  The increase in net income was attributable to an increase in loan origination volume as well as an increase in average sales margins.

Mortgage banking segment revenues increased $2.9 million, or 14.5%, to $23.0 million for the three months ended September 30, 2014 compared to $20.1 million during the three months ended September 30, 2013.  The $2.9 million increase in mortgage banking revenues was attributable to both an increase in loan origination volume as well as an increase in average sales margins.  Loans originated for sale in the secondary market totaled $489.8 million during the three months ended September 30, 2014, which represented a 10.9% increase from the $441.5 million in loans that were originated during the three months ended September 30, 2013.  The increase in origination volume was driven by a higher demand for mortgage purchase products.  The increase in average sales margins during the three months ended September 30, 2014 reflects an increase in pricing on purchase products in almost all geographic markets compared to the three months ended September 30, 2013.

During the three months ended September 30, 2014, loan origination volume shifted slightly towards conventional loans and loans made for the purpose of a purchase; in addition, margins increased for all loan types and purchase purposes, compared to the three months ended September 30, 2013.   Loans originated for the purpose of a residential property purchase, which generally yield a higher margin than loans originated for the purpose of a refinance, comprised 89.4% of total originations during the three months ended September 30, 2014, compared to 79.6% during the three months ended September 30, 2013.  The mix of loan type changed slightly with conventional loans and governmental loans comprising 64.4% and 35.6% of all loan originations, respectively, during the three months ended September 30, 2014.  During the three months ended September 30, 2013 conventional loans and governmental loans comprised 61.0% and 39.0% of all loan originations, respectively.  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.

Total compensation, payroll taxes and other employee benefits at Waterstone Mortgage Corporation increased $1.6 million, or 11.8%, to $15.0 million for the three months ended September 30, 2014 from $13.5 million during the three months ended September 30, 2013.  The increase in compensation expense was a direct result of the increase in mortgage banking income, given our commission-based loan officer compensation model.

Occupancy expense increased $348,000, or 23.9%, to $1.8 million during the three months ended September 30, 2014 compared to $1.5 million during the three months ended September 30, 2013.  The increase resulted from the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility during the year ended December 31, 2013.

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

	Three months ended September 30,
	2014			2013
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,277,634	14,942	4.64%	$1,211,089	14,425	4.73%
Mortgage related securities (2)	183,356	835	1.81%	126,447	455	1.43%
Debt securities, federal funds sold and short-term investments (2)(3)	239,087	1,063	1.76%	176,449	836	1.88%
Total interest-earning assets	1,700,077	16,840	3.93%	1,513,985	15,716	4.07%

Noninterest-earning assets	97,855			96,925
Total assets	$1,797,932			$1,610,910

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$43,352	4	0.04%	$46,771	4	0.03%
Money market and savings accounts	141,857	31	0.09%	140,807	32	0.09%
Time deposits	651,608	1,302	0.79%	668,397	1,201	0.71%
Total interest-bearing deposits	836,817	1,337	0.63%	855,975	1,237	0.57%
Borrowings	438,644	4,349	3.93%	485,488	4,718	3.86%
Total interest-bearing liabilities	1,275,461	5,686	1.77%	1,341,463	5,955	1.76%

Noninterest-bearing liabilities
Noninterest-bearing deposits	48,697			44,795
Other noninterest-bearing liabilities	27,159			13,345
Total noninterest-bearing liabilities	75,856			58,140
Total liabilities	1,351,317			1,399,603
Equity	446,615			211,307
Total liabilities and equity	$1,797,932			$1,610,910

Net interest income		11,154			9,761
Net interest rate spread (4)			2.16%			2.31%
Less: taxable equivalent adjustment		240			183
Net interest income, as reported		10,914			9,578
Net interest-earning assets (5)	$424,616			$172,522
Net interest margin (6)			2.55%			2.51%
Tax equivalent effect			0.05%			0.05%
Net interest margin on a fully tax equivalent basis (6)			2.60%			2.56%
Average interest-earning assets to average interest-bearing liabilities			133.29%			112.86%

__________
(1)  Interest income includes net deferred loan fee amortization income of $158,000 and $130,000 for the three months ended September 30, 2014 and 2013, respectively.
(2)  Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.37% and 1.47% for the three months ended September 30, 2014 and 2013, respectively.
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

	Three months ended September 30,
	2014 versus 2013
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$772	(255)	517
Mortgage related securities (3)	239	141	380
Other earning assets (3) (4)	275	(48)	227
Total interest-earning assets	1,286	(162)	1,124

Interest expense:
Demand accounts	-	-	-
Money market and savings accounts	-	(1)	(1)
Time deposits	(29)	130	101
Total interest-earning deposits	(29)	129	100
Borrowings	(461)	92	(369)
Total interest-bearing liabilities	(490)	221	(269)
Net change in net interest income	$1,776	(383)	1,393
______________
(1)	Interest income includes net deferred loan fee amortization income of $158,000 and $130,000 for the three months ended September 30, 2014 and 2013, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Total Interest Income - Total interest income increased $1.1 million, or 6.9%, to $16.6 million during the three months ended September 30, 2014 from $15.5 million during the three months ended September 30, 2013.

Interest income on loans increased $517,000, or 3.6%, to $14.9 million during the three months ended September 30, 2014 from $14.4 million during the three months ended September 30, 2013.  The increase in interest income on loans was primarily due to a $66.5 million, or 5.5%, increase in the average balance of loans outstanding to $1.28 billion during the three months ended September 30, 2014 from $1.21 billion during the three months ended September 30, 2013.   The increase in interest income on loans due to the increase in average balance offsets a nine basis point decrease in the average yield on loans to 4.64% for the three months ended September 30, 2014 from 4.73% for the three months ended September 30, 2013.

Interest income from mortgage-related securities increased $380,000, or 83.5%, to $835,000 during the three months ended September 30, 2014 from $455,000 during the three months ended September 30, 2013.  The average balance of mortgage-related securities increased $56.9 million, or 45.0%, to $183.4 million for the three months ended September 30, 2014 from $126.4 million during the three months ended September 30, 2013. The increase in interest income was due to a 38 basis point increase in the average yield on mortgage-related securities to 1.81% for the three months ended September 30, 2014 from 1.43% for the three months ended September 30, 2013.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $170,000, or 26.0%, to $823,000 for the three months ended September 30, 2014 compared to $653,000 for the three months ended September 30, 2013.  Interest income on other interest earning assets increased due to an increase in the average balance of other earning assets of $62.6 million, or 35.5% to $239.1 million during the three months ended September 30, 2014 from $176.4 million during the three months ended September 30, 2013.   The increase in average balance reflects the $248.3 million in net proceeds that were received from our stock offering during January 2014.  During the quarter ended September 30, 2014,  a portion of these proceeds were still held as cash and cash equivalents.  The increase in interest income due to an increase in volume was partially offset by a 10 basis point decrease in the average yield on other interest earning assets to 1.37% for the three months ended September 30, 2014 from 1.47% for the three months ended September 30, 2013.  The decrease in average yield reflects the increase in the balance of lower yielding cash and cash equivalents, resulting from the stock offering.  Proceeds from the offering continue to be re-invested from cash and cash equivalents into higher yielding investment securities, as well as utilized to fund loan growth.

Total Interest Expense - Total interest expense decreased by $269,000, or 4.5%, to $5.7 million during the three months ended September 30, 2014 from $6.0 million during the three months ended September 30, 2013.  This decrease in expense was principally the result of a decrease in the average balance of interest bearing deposits and borrowings.  Total average interest bearing deposits and borrowings outstanding decreased $66.0 million, or 4.9%, to $1.28 billion for the three months ended September 30, 2014 compared to an average balance of $1.34 billion for the three months ended September 30, 2013.  The average cost of funds remained consistent at 1.77% for the three months ended September 30, 2014 compared to 1.76% for the three months ended September 30, 2013.

Interest expense on deposits increased $100,000, or 8.1%, to $1.3 million during the three months ended September 30, 2014 from $1.2 million during the three months ended September 30, 2013.  The increase in interest expense on deposits was primarily due to a increase in the average cost of deposits of six basis points to 0.63% for the three months ended September 30, 2014 compared to 0.57% for the three months ended September 30, 2013.  The average cost of time deposits increased eight basis points to 0.79% for the three months ended September 30, 2014 from 0.71% during the three months ended September 30, 2013.  The average balance of time deposits decreased $16.8 million, or 2.5%, to $651.6 million during the three months ended September 30, 2014 from $668.4 million during the three months ended September 30, 2013.

Interest expense on borrowings decreased $369,000, or 7.8%, to $4.3 million during the three months ended September 30, 2014 from $4.7 million during the three months ended September 30, 2013.  The decrease in interest expense on borrowings was primarily due to a $46.8 million, or 9.6%, decrease in the average balance of borrowings to $438.6 million during the three months ended September 30, 2014 from $485.5 million during the three months ended September 30, 2013.  The decreased use of borrowings as a funding source during the three months ended September 30, 2014 reflects a decreased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market.  The cost of average borrowings increased by seven basis points to 3.93% for the three months ended September 30, 2014 compared to 3.86% for the three months ended September 30, 2013.  The increase in the average cost resulted solely from the mortgage banking segment's reduced reliance on external short-term repurchase agreements.

Net Interest Income - Net interest income increased by $1.3 million, or 14.0%, to $10.9 million during the three months ended September 30, 2014 as compared to $9.6 million during the three months ended September 30, 2013.  The increase in net interest income resulted primarily from an increase in average interest earning assets to $1.70 billion during the three months ended September 30, 2014 compared to $1.51 billion during the three months ended September 30, 2013, which was partially offset by a 21 basis point decrease in the net interest rate spread to 2.10% during the three months ended September 30, 2014 from 2.31% during the three months ended September 30, 2013.

Provision for Loan Losses – Our provision for loan losses decreased $685,000, or 68.5%, to $315,000 during the three months ended September 30, 2014, from $1.0 million during the three months ended September 30, 2013.  The decrease in provision for loan losses reflects an improvement in both the quality of our loan portfolio and the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to the period ended September 30, 2013, including impaired loans, loans contractually past due and non-accrual loans.  In addition, the turnover of loans in each of the three aforementioned metrics has slowed during the three months ended September 30, 2014 compared to the prior year, which has resulted in fewer loans requiring a specific collateral analysis to determine a potential collateral shortfall and subsequent loan loss reserve.  Furthermore, as a result of stabilization in the local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $2.9 million, or 13.7%, to $23.9 million during the three months ended September 30, 2014 from $21.0 million during the three months ended September 30, 2013.  The increase resulted primarily from a increase in mortgage banking income.

Mortgage banking income increased $3.9 million, or 21.4%, to $22.1 million for the three months ended September 30, 2014, compared to $18.2 million during the three months ended September 30, 2013.  The $3.9 million increase in mortgage banking income was the result of an increase in origination and sales volumes as well as an increase in average sales margin.  Loans originated for sale in the secondary market totaled $489.8 million during the three months ended September 30, 2014, which represented 10.9% increase from the $441.5 million in loans that were originated during the three months ended September 30, 2013.  The increase in average sales margins during the three months ended September 30, 2014 reflects a decrease in pricing on all products in almost all geographic markets compared to the three months ended September 30, 2013 and was reflective of general market conditions.

Other income decreased $1.1 million, or 54.7%, to $911,000 million for the three months ended September 30, 2014, compared to $2.0 million during the three months ended September 30, 2013.  The $1.1 million decrease is primarily due to a decrease on the sale of mortgage servicing rights which resulted in a $607,000 gain at September 30, 2014 compared to a $1.3 million gain at September 30, 2013 as well as a decrease in servicing income for the mortgage servicing rights as the loan balance decreased from sales throughout the past year.

Noninterest Expense - Total noninterest expense increased $2.6 million, or 10.7%, to $27.0 million during the three months ended September 30, 2014 from $24.4 million during the three months ended September 30, 2013.  The increase was primarily attributable to an increase in compensation expense, occupancy, office furniture and equipment and real estate owned expenses.

Compensation, payroll taxes and other employee benefit expense increased $1.6 million, or 9.6%, to $18.2 million during the three months ended September 30, 2014 compared to $16.6 million during the three months ended September 30, 2013.  Due primarily to an increase in loan origination activity, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $1.6 million, or 11.8%, to $15.0 million for the three months ended September 30, 2014 compared to $13.5 million during the three months ended September 30, 2013.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.  Total compensation, payroll taxes and other benefits at our community banking subsidiary increased $147,000, or 4.7%, to $3.3 million for the three months ended September 30, 2014 compared to $3.1 million during the three months ended September 30, 2013.

Real estate owned expense increased $828,000 to $665,000 during the three months ended September 30, 2014 compared to a gain of $163,000 during the three months ended September 30, 2013.  Real estate owned income or expense includes the operating costs related to the properties, net of rental income.  In addition, it includes net gain or loss recognized upon the sale of real estate acquired through foreclosure, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The increase in real estate owned expense results from a decrease in net gains recognized upon the sale of properties.  Sales and write-downs of real estate owned resulted in a net loss of $314,000 during the three months ended September 30, 2014.  During the three months ended September 30, 2013, sales and write downs of real estate owned resulted in a net gain of $512,000.  During the three months ended September 30, 2014, net operating expense, which primarily relates to property taxes, maintenance and management fees, net of rental income, increased to $352,000, compared to $348,000 during the three months ended September 30, 2013.

Occupancy expense increased $359,000, or 16.2%, to $2.6 million during the three months ended September 30, 2014 compared to $2.2 million during the three months ended September 30, 2013.  The increase resulted from an expansion of the mortgage banking segment's corporate headquarters to a larger leased facility during the year ended December 31, 2013.

Income Taxes – Driven by an increase in pre-tax income, income tax expense increased $742,000, or 37.6%, to $2.7 million during the three months ended September 30, 2014, compared to $2.0 million during the three months ended September 30, 2013.  Income tax expense was recognized during the three months ended September 30, 2014 at an effective rate of 36.3% compared to an effective rate of 38.0% during the three months ended September 30, 2013.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General - Net income for the nine months ended September 30, 2014 totaled $10.4 million, or $0.31 for basic and diluted income per share, compared to net income of $12.8 million, or $0.37 for basic and diluted income per share, for the nine months ended September 30, 2013.  The nine months ended September 30, 2014 generated an annualized return on average assets of 0.78% and an annualized return on average equity of 3.18%, compared to an annualized return on average assets of 1.05% and an annualized return on average equity of 8.20% for the comparable period in 2013.  Return on average assets and return on average equity was adversely impacted by both the decrease in net income as well as the increase in equity resulting from the net proceeds from the stock offering.  Income before income taxes decreased $4.4 million to $16.3 million during the nine months ended September 30, 2014, compared to $20.7 million during the nine months ended September 30, 2013.  The pre-tax results of operations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 reflect a $6.1 million decrease in pre-tax income from the mortgage banking segment partially offset by a $1.6 million increase in pre-tax income from the community banking segment.  Income tax expense totaled $5.9 million during the nine months ended September 30, 2014, compared to $8.0 million during the nine months ended September 30, 2013.

Comparison of Mortgage Banking Segment Operations for the Nine Months Ended September 30, 2014 and 2013

Net income totaled $2.3 million for the nine months ended September 30, 2014, compared to $5.9 million during the nine months ended September 30, 2013.  The decrease in net income was attributable to a decrease in loan origination volume as well as a decrease in average sales margins.  The decrease in net income due to the decline in loan production income was partially offset by an increase of $1.1 million from gains on sales of mortgage servicing rights.

Mortgage banking segment revenues decreased $6.3 million, or 9.2%, to $62.1 million for the nine months ended September 30, 2014 compared to $68.5 million during the nine months ended September 30, 2013.   The $6.3 million decrease in mortgage banking revenues was attributable to both a decrease in loan origination volume as well as a decrease in average sales margins.  Loans originated for sale in the secondary market totaled $1.26 billion during the nine months ended September 30, 2014, which represented a 11.5% decline from the $1.42 billion in loans that were originated during the nine months ended September 30, 2013.  The decrease in origination volume was driven by a decline in demand for mortgage refinance products.  The decline in average sales margins during the nine months ended September 30, 2014 reflects a decrease in pricing on all products in almost all geographic markets compared to the nine months ended September 30, 2013 and was reflective of general market conditions.

During the nine months ended September 30, 2014, loan origination volume shifted towards loans made for the purpose of a purchase, which have a higher margin than the refinance loans; however, margins decreased for all loan types and purposes, compared to the nine months ended September 30, 2013.  Loans originated for the purpose of a residential property purchase, which generally yield a higher margin than loans originated for the purpose of a refinance, comprised 89.4% of total originations during the nine months ended September 30, 2014, compared to 79.6% during the nine months ended September 30, 2013.  The mix of loan type stayed consistent with conventional loans and governmental loans comprising 62.5% and 37.5% of all loan originations, respectively, during the nine months ended September 30, 2014.  During the nine months ended September 30, 2013 conventional loans and governmental loans comprised 62.7% and 37.3% of all loan originations, respectively.  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.

Partially offsetting the decline in revenues related to the origination and sale of loans during the nine months ended September 30, 2014, the Company sold mortgage servicing rights related to $713.0 million in loans receivable with a book value of $4.6 million at a gain of $2.4 million.  The sales were timed to take advantage of preferable market pricing conditions.  During the nine months ended September 30, 2013, there was one sale related to $287.5 million in loans receivable with a book value of $1.4 million at a gain of $1.3 million.

Total compensation, payroll taxes and other employee benefits decreased $2.0 million, or 4.6%, to $41.2 million for the nine months ended September 30, 2014 from $43.2 million during the nine months ended September 30, 2013.  The decrease in compensation expense was a direct result of the decrease in mortgage banking income, given our commission-based loan officer compensation model.

Occupancy expense increased $1.7 million, or 46.0%, to $5.4 million during the nine months ended September 30, 2014 compared to $3.7 million during the nine months ended September 30, 2013.  The increase resulted from the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility during the year ended December 31, 2013.

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

	Nine months ended September 30,
	2014			2013
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,231,540	43,178	4.69%	$1,229,853	44,500	4.84%
Mortgage related securities (2)	158,869	2,142	1.80%	134,957	1,311	1.30%
Debt securities, federal funds sold and short-term investments (2)(3)	312,961	3,104	1.33%	163,492	2,299	1.88%
Total interest-earning assets	1,703,370	48,424	3.80%	1,528,302	48,110	4.21%

Noninterest-earning assets	93,184			98,310
Total assets	$1,796,554			$1,626,612

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$45,693	11	0.03%	$45,570	10	0.03%
Money market and savings accounts	166,380	82	0.07%	129,953	105	0.11%
Time deposits	634,417	3,429	0.72%	695,960	3,940	0.76%
Total interest-bearing deposits	846,490	3,522	0.56%	871,483	4,055	0.62%
Borrowings	445,537	13,048	3.92%	485,316	13,917	3.83%
Total interest-bearing liabilities	1,292,027	16,570	1.71%	1,356,799	17,972	1.77%

Noninterest-bearing liabilities
Noninterest-bearing deposits	44,293			42,739
Other noninterest-bearing liabilities	21,916			18,786
Total noninterest-bearing liabilities	66,209			61,525
Total liabilities	1,358,236			1,418,324
Equity	438,318			208,288
Total liabilities and equity	$1,796,554			$1,626,612

Net interest income		31,854			30,138
Net interest rate spread (4)			2.09%			2.44%
Less: taxable equivalent adjustment		630			493
Net interest income, as reported		31,224			29,645
Net interest-earning assets (5)	$411,343			$171,503
Net interest margin (6)			2.45%			2.59%
Tax equivalent effect			0.05%			0.05%
Net interest margin on a fully tax equivalent basis (6)			2.50%			2.64%
Average interest-earning assets to average interest-bearing liabilities			131.84%			112.64%

__________
(1)  Interest income includes net deferred loan fee amortization income of $461,000 and $469,000 for the nine months ended September 30, 2014 and 2013, respectively.
(2)  Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.06% and 1.48% for the nine months ended September 30, 2014 and 2013, respectively.
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

	Nine months ended September 30,
	2014 versus 2013
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$61	(1,383)	(1,322)
Mortgage related securities (3)	159	672	831
Other earning assets (3) (4)	1,636	(831)	805
Total interest-earning assets	1,856	(1,542)	314

Interest expense:
Demand accounts	-	1	1
Money market and savings accounts	25	(48)	(23)
Time deposits	(338)	(173)	(511)
Total interest-earning deposits	(313)	(220)	(533)
Borrowings	(1,162)	293	(869)
Total interest-bearing liabilities	(1,475)	73	(1,402)
Net change in net interest income	$3,331	(1,615)	1,716
______________
(1)	Interest income includes net deferred loan fee amortization income of $461,000 and $469,000 for the nine months ended September 30, 2014 and 2013, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Total Interest Income - Total interest income increased $177,000, or 0.4%, to $47.8 million during the nine months ended September 30, 2014 from $47.6 million during the nine months ended September 30, 2013.

Interest income on loans decreased $1.3 million, or 3.0%, to $43.2 million during the nine months ended September 30, 2014 from $44.5 million during the nine months ended September 30, 2013.  The decrease in interest income on loans was primarily due to a 15 basis point decrease in the average yield on loans to 4.69% for the nine months ended September 30, 2014 from 4.84% for the nine months ended September 30, 2013.   The decrease in interest income on loans was offset by an increase of $1.7 million, or 0.1%, in the average outstanding loan balance to $1.23 billion during the nine months ended September 30, 2014  compared to the nine months ended September 30, 2013.

Interest income from mortgage-related securities increased $831,000, or 63.4%, to $2.1 million during the nine months ended September 30, 2014 from $1.3 million during the nine months ended September 30, 2013.  The increase in interest income was due to a 50 basis point increase in the average yield on mortgage-related securities to 1.80% for the nine months ended September 30, 2014 from 1.30% for the nine months ended September 30, 2013.  The average balance of mortgage-related securities increased $23.9 million, or 17.7%, to $158.9 million for the nine months ended September 30, 2014 from $135.0 million during the nine months ended September 30, 2013.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $668,000, or 37.0%, to $2.5 million for the nine months ended September 30, 2014 compared to $1.8 million for the nine months ended September 30, 2013.  Interest income on other interest earning assets increased due to an increase in the average balance of other earning assets of $149.7 million to $313.0 million during the nine months ended September 30, 2014 from $163.5 million during the nine months ended September 30, 2013.  The increase in average balance reflects the $248.3 million in net proceeds that were received from our stock offering during January 2014.  During the nine months ended September 30, 2014, a portion of these proceeds were held as cash and cash equivalents.  The increase in interest income due to an increase in volume was partially offset by a 42 basis point decrease in the average yield on other interest earning assets to 1.06% for the nine months ended September 30, 2014 from 1.48% for the nine months ended September 30, 2013.  The significant decrease in average yield reflects the significant increase in the balance of lower yielding cash and cash equivalents, resulting from the stock offering.

Total Interest Expense - Total interest expense decreased by $1.4 million, or 7.8%, to $16.6 million during the nine months ended September 30, 2014 from $18.0 million during the nine months ended September 30, 2013.  This decrease in expense was the result of both a decrease in the average balance of interest-bearing deposits and borrowings, as well as a decrease in the average cost of funds.  Total average interest bearing deposits and borrowings outstanding decreased $64.8 million, or 4.8%, to $1.29 billion for the nine months ended September 30, 2014 compared to an average balance of $1.36 billion for the nine months ended September 30, 2013.  The average cost of funds decreased six basis points to 1.71% for the nine months ended September 30, 2014 from 1.77% for the nine months ended September 30, 2013.

Interest expense on deposits decreased $533,000, or 13.1%, to $3.5 million during the nine months ended September 30, 2014 from $4.1 million during the nine months ended September 30, 2013.  The decrease in interest expense on deposits was primarily due to a decrease in the average balance of interest-bearing deposits of $25.0 million, or 2.9%, to $846.5 million during the nine months ended September 30, 2014 from $871.5 million during the nine months ended September 30, 2013.  Additionally, the average cost of deposits decreasedsix6 basis points to 0.56% for the nine months ended September 30, 2014 compared to 0.62% for the nine months ended September 30, 2013.  The decrease in the cost of deposits reflects the current low interest rate environment due to the Federal Reserve's low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts compared to the prior year.  The average balance of time deposits decreased $61.5 million, or 8.8%, to $634.4 million during the nine months ended September 30, 2014 from $696.0 million during the nine months ended September 30, 2013.  The decrease in the average balance of time deposits was offset by an increase in money market and savings accounts. The average balance of money market and savings accounts increased $36.4 million, or 28.0%, to $166.4 million during the nine months ended September 30, 2014 from $130.0 million during the nine months ended September 30, 2013.   This increase was primarily driven by the receipt of funds that were reserved for the purchase of common stock in conjunction with our stock offering.  The decrease in time deposits was consistent with the Bank's liquidity needs and funding obligations.

Interest expense on borrowings decreased $869,000, or 6.2%, to $13.0 million during the nine months ended September 30, 2014 from $13.9 million during the nine months ended September 30, 2013.  The decrease in interest expense on borrowings was primarily due to a $39.8 million, or 8.2%, decrease in the average balance of borrowings to $445.5 million during the nine months ended September 30, 2014 from $485.3 million during the nine months ended September 30, 2013.  The decreased use of borrowings as a funding source during the nine months ended September 30, 2014 reflects a decreased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market.  The cost of average borrowings increased by nine basis points to 3.92% for the nine months ended September 30, 2014 compared to 3.83% for the nine months ended September 30, 2013.  The increase in the average cost resulted solely from the mortgage banking segment's reduced reliance on external short-term repurchase agreements.

Net Interest Income - Net interest income increased by $1.6 million or 5.3%, to $31.2 million during the nine months ended September 30, 2014 as compared to $29.6 million during the nine months ended September 30, 2013.  The increase in net interest income resulted from a $175.1 million increase in interest earning assets, primarily due to proceeds received from the offering partially offset by a 36 basis point decrease in our net interest rate spread to 2.04% during the nine months ended September 30, 2014 from 2.40% during the nine months ended September 30, 2013.

Provision for Loan Losses – Our provision for loan losses decreased $3.1 million, or 78.5%, to $850,000 during the nine months ended September 30, 2014, from $4.0 million during the nine months ended September 30, 2013.  The decrease in provision for loan losses reflects an improvement in both the quality of our loan portfolio and the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to the period ended September 30, 2013, including impaired loans, loans contractually past due and non-accrual loans.  In addition, the turnover of loans in each of the three aforementioned metrics has slowed during the nine months ended September 30, 2014 compared to the prior year, which has resulted in fewer loans requiring a specific collateral analysis to determine a potential collateral shortfall and subsequent loan loss reserve.  Furthermore, as a result of stabilization in the local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income decreased $6.6 million, or 9.3%, to $64.2 million during the nine months ended September 30, 2014 from $70.8 million during the nine months ended September 30, 2013.  The decrease resulted primarily from a decrease in mortgage banking income.

Mortgage banking income decreased $6.9 million, or 10.5%, to $58.7 million for the nine months ended September 30, 2014, compared to $65.6 million during the nine months ended September 30, 2013.  The $6.9 million decrease in mortgage banking income was the result of a decrease in origination and sales volumes as well as a decrease in average sales margin.  Loans originated for sale in the secondary market totaled $1.26 billion during the nine months ended September 30, 2014, which represented a 11.5% decline from the $1.42 billion in loans that were originated during the nine months ended September 30, 2013.  The decline in average sales margins during the nine months ended September 30, 2014 reflects a decrease in pricing on all products in almost all geographic markets compared to the nine months ended September 30, 2013 and was reflective of general market conditions.

Total other noninterest income increased $231,000 to $3.4 million during the nine months ended September 30, 2014 from $3.2 million during the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, the Company sold mortgage servicing rights related to $713.0 million in loans receivable with a book value of $4.6 million at a gain of $2.4 million.  The sales were timed to take advantage of preferable market pricing conditions.  During the nine months ended September 30, 2013, there was one sale related to $287.5 million in loans receivable with a book value of $1.4 million at a gain of $1.3 million.  The increase from the sales mortgage servicing rights was partially offset by the decrease in income earned from servicing the loans sold as the balance of unpaid principal decreased with the sales.

Noninterest Expense - Total noninterest expense increased $2.5 million, or 3.3%, to $78.3 million during the nine months ended September 30, 2014 from $75.7 million during the nine months ended September 30, 2013.  The increase was due to increases in occupancy, office furniture and equipment and real estate owned expense, which was partially offset by a decrease in compensation.

Compensation, payroll taxes and other employee benefit expense decreased $1.6 million, or 3.0%, to $51.4 million during the nine months ended September 30, 2014 compared to $53.0 million during the nine months ended September 30, 2013.  Due primarily to a decrease in loan origination activity, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary decreased $2.0 million, or 4.6%, to $41.2 million for the nine months ended September 30, 2014 compared to $43.2 million during the nine months ended September 30, 2013.  The decrease in compensation at our mortgage banking subsidiary correlates to the decrease in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.  Total compensation, payroll taxes and other benefits at our community banking subsidiary increased $415,000, or 4.1%, to $10.4 million for the nine months ended September 30, 2014 compared to $10.0 million during the nine months ended September 30, 2013.

Real estate owned expense totaled $1.9 million during the nine months ended September 30, 2014 compared to income of $9,000 during the nine months ended September 30, 2013.  Real estate owned income or expense includes the operating costs related to the properties, net of rental income.  In addition, it includes net gain or loss recognized upon the sale of real estate acquired through foreclosure, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The increase in real estate owned expense results from a decrease in net gains recognized upon the sale of properties.  Sales and write-downs of real estate owned resulted in a net loss of $591,000 during the nine months ended September 30, 2014.  During the nine months ended September 30, 2013, sales and write downs of real estate owned resulted in a net gain of $1.3 million.  During the nine months ended September 30, 2014 and September 30, 2013, net operating expense, which primarily relates to property taxes, maintenance and management fees, net of rental income, remained consistent at $1.3 million.

Occupancy expense increased $1.9 million, or 31.5%, to $7.9 million during the nine months ended September 30, 2014 compared to $6.0 million during the nine months ended September 30, 2013.  The increase resulted from an expansion of the mortgage banking segment's branch network as well as the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility during the year ended December 31, 2013.

Income Taxes – Driven by a decrease in pre-tax income, income tax expense decreased $2.1 million, or 26.3%, to $5.9 million during the nine months ended September 30, 2014, compared to $8.0 million during the nine months ended September 30, 2013.  Income tax expense was recognized during the nine months ended September 30, 2014 at an effective rate of 36.0% compared to an effective rate of 38.4% during the nine months ended September 30, 2013.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total Assets - Total assets decreased by $147.7 million, or 7.6%, to $1.80 billion at September 30, 2014 from $1.95 billion at December 31, 2013.  The decrease in total assets primarily reflects the return of funds received in connection with our second-step stock offering.  As of December 31, 2013, the Company had received stock subscription proceeds totaling $388.7 million.  Prior to the completion of the stock offering, $16.5 million in proceeds were returned to subscribers who had canceled their subscription.  Upon the completion of the stock offering in January 2014, approximately $125.3 million in oversubscribed funds were returned to stock subscribers.

Cash and Cash Equivalents – Cash and cash equivalents decreased $287.8 million, or 67.1%, to $141.3 million at September 30, 2014, compared to $429.2 million at December 31, 2013.  The decrease in cash and cash equivalents primarily reflects the return of funds received in connection with our second-step stock offering.  As of December 31, 2013, the Company had received stock subscription proceeds totaling $388.7 million.  Prior to the completion of the stock offering, $16.5 million in funds were returned to subscribers who had canceled their subscriptions.  Upon the completion of the stock offering in January 2014, approximately $125.3 million in oversubscribed funds were returned to stock subscribers.  During the nine months ended September 30, 2014 cash and cash equivalents were also used to fund a $66.0 million increase in securities available for sale, a $19.0 million increase in loans receivable, a $47.2 million increase in loans held for sale, and a $22.0 million increase in unearned ESOP shares.

Securities Available for Sale – Securities available for sale increased by $66.0 million, or 30.9%, to $279.4 million at September 30, 2014 from $213.4 million at December 31, 2013.  This increase reflects a $42.9 million increase in government sponsored enterprise issued collateralized mortgage obligations, a $16.6 million increase in mortgage-backed securities and an $18.3 million increase in municipal securities, partially offset by an $11.2 million decrease in government sponsored enterprise bonds.

Loans Held for Sale - Loans held for sale increased $47.2 million, or 48.6%, to $144.2 million at September 30, 2014 from $97.0 million at December 31, 2013.  During the nine months ended September 30, 2014, $1.26 billion in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $1.21 billion.

Loans Receivable - Loans receivable held for investment increased $19.0 million, or 1.7%, to $1.11 billion at September 30, 2014 from $1.10 billion at December 31, 2013.  The increase in total loans receivable was primarily attributable to a $23.0 million increase in commercial real estate loans and $10.5 million in multi-family loans, which reflects an increase in market demand as well as a strategic plan to grow these segments of the loan portfolio. These were partially offset by decreases in one-to-four family, home equity, and construction and land.  During the nine months ended September 30, 2014, $13.4 million in loans were transferred to real estate owned and $6.5 million were charged-off.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Nine months ended September 30,		Year Ended
	2014	2013	December 31, 2013
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,189,697	1,267,285	1,267,285
Real estate loans originated for investment:
Residential
One- to four-family	33,261	14,195	24,504
Multi-family	71,091	56,809	82,938
Home equity	3,025	5,239	6,079
Construction and land	1,124	6,586	6,676
Commercial real estate	25,000	10,510	12,098
Total real estate loans originated for investment	133,501	93,339	132,295
Consumer loans originated for investment	10	12	12
Commercial business loans originated for investment	6,366	5,135	7,612
Total loans originated for investment	139,877	98,486	139,919

Principal repayments	(100,956)	(119,570)	(154,739)
Transfers to real estate owned	(13,423)	(10,117)	(13,552)
Loan principal charged-off	(6,455)	(10,295)	(12,624)
Net activity in loans held for investment	19,043	(41,496)	(40,996)

Loans originated for sale	1,256,795	1,419,834	1,751,054
Loans sold	(1,209,623)	(1,456,263)	(1,787,646)
Net activity in loans held for sale	47,172	(36,429)	(36,592)
Total gross loans receivable and held for sale at end of period	$1,255,912	1,189,360	1,189,697

Allowance for Loan Losses - The allowance for loan losses decreased $3.8 million, or 15.8%, to $20.4 million at September 30, 2014 from $24.3 million at December 31, 2013.  The $3.8 million decrease in the allowance for loan losses during the nine months ended September 30, 2014 reflects improvement in both the quality of the loan portfolio as well as the overall local real estate market.  We have experienced an improvement in a number of key loan quality metrics compared to December 31, 2013, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  As of September 30, 2014, the allowance for loan losses to total loans receivable was 1.84% and was equal to 47.39% of non-performing loans, compared to 2.22% and 47.61%, respectively, at December 31, 2013.  The overall $3.8 million decrease in the allowance for loan losses during the nine months ended September 30, 2014 reflects decreases across all loan categories with the exception of commercial real estate.  The decreases resulted from the charge-off of specific reserves and improvement of key loan quality metrics.  The increase in the allowance related to commercial real estate was driven by the growth of the overall balance of that category.

Real Estate Owned – Total real estate owned increased $3.2 million, or 14.0%, to $25.8 million at September 30, 2014 from $22.7 million at December 31, 2013.  During the nine months ended September 30, 2014, $13.4 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $1.0 million during the nine months ended September 30, 2014.  During the same period, sales of real estate owned totaled $9.2 million.

Deposits – Total deposits decreased $369.6 million, or 29.7%, to $875.2 million at September 30, 2014 from $1.2 billion at December 31, 2013.  The decrease was driven by a decrease in money market and savings accounts that reflects the impact of our second-step stock offering.  Total money market and savings deposits decreased $393.7 million, or 76.6%, to $120.0 million at September 30, 2014 from $513.7 million at December 31, 2013.  As of December 31, 2013, the Company had received stock subscription proceeds totaling $388.7 million, which were held in a savings account.  Upon the completion of the stock offering in January 2014, approximately $253.0 million of the proceeds were used to purchase common stock and the remaining funds were returned to subscribers.  An additional $6.2 million in funds were received in January 2014 from subscribers.  Total time deposits increased $26.8 million, or 4.2%, to $664.6 million at September 30, 2014 from $637.8 million at December 31, 2013.  Total demand deposits decreased $2.7 million, or 3.0%, to $90.6 million at September 30, 2014 from $93.3 million at December 31, 2013.

Borrowings – Total borrowings decreased $21.2 million, or 4.7%, to $434.0 million at September 30, 2014 from $455.2 million at December 31, 2013.  The decrease in borrowings relates to a decrease in the use of short-term repurchase agreements to finance loans held for sale.  The balance of these lines of credit decreased by $21.2 million to no outstanding balance at September 30, 2014, from $21.2 million at December 31, 2013.  The lines are used less frequently as loans held for sale are mostly funded internally with the increased cash raised from the offering.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $20.6 million to $23.1 million at September 30, 2014 from $2.5 million at December 31, 2013.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $11.6 million, or 38.5%, to $18.5 million at September 30, 2014 from $30.1 million at December 31, 2013.  Of the total decrease, $16.0 million related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.  The decrease related to escrow checks was partially offset by an increase in amounts due to third parties related to the origination of loans held for sale, as well as dividends payable.

Shareholders' Equity – Shareholders' equity increased by $234.0 million, or 109.1%, to $448.5 million at September 30, 2014 from $214.5 million at December 31, 2013.  The increase in shareholders' equity was primarily due to $248.4 million in net proceeds from the second-step stock offering.  The increase also reflects a $10.4 million increase in retained earnings reflecting net income for the nine months ended September 30, 2014.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $2.0 million decrease in accumulated other comprehensive loss. The increases to equity were offset by a $22.0 million increase in unearned ESOP shares due to shares purchased for a new ESOP plan and a $5.0 million decrease related to dividends declared during the nine months ended September 30, 2014.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2014	2013
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$24,340	30,207
Multi-family	15,812	13,498
Home equity	394	1,585
Construction and land	1,202	4,195
Commercial real estate	1,085	938
Commercial	-	521
Consumer	303	17
Total non-accrual loans	43,136	50,961

Real estate owned
One- to four-family	15,948	12,980
Multi-family	1,186	3,040
Construction and land	8,403	6,258
Commercial real estate	300	385
Total real estate owned	25,837	22,663
Total nonperforming assets	$68,973	73,624

Total non-accrual loans to total loans, net	3.88%	4.66%
Total non-accrual loans to total assets	2.40%	2.62%
Total nonperforming assets to total assets	3.83%	3.78%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Nine Months
	Ended September 30,
	2014	2013
	(In Thousands)

Balance at beginning of period	$50,961	74,668
Additions	20,902	29,494
Transfers to real estate owned	(13,423)	(10,117)
Charge-offs	(4,897)	(10,908)
Returned to accrual status	(3,755)	(20,702)
Principal paydowns and other	(6,652)	(5,013)
Balance at end of period	$43,136	57,422

Total non-accrual loans decreased by $7.8 million, or 15.4%, to $43.1 million as of September 30, 2014 compared to $51.0 million as of December 31, 2013.  The ratio of non-accrual loans to total loans receivable was 3.88% at September 30, 2014 compared to 4.66% at December 31, 2013.  During the nine months ended September 30, 2014, $13.4 million were transferred to real estate owned, $4.9 million in loan principal was charged off, $3.8 million in loans were returned to accrual status and approximately $6.7 million in principal payments were received.  Offsetting this activity, $20.0 million in loans were placed on non-accrual status during the nine months ended September 30, 2014.

Of the $43.2 million in total non-accrual loans as of September 30, 2014, $40.6 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $7.8 million in cumulative partial charge-offs have been recorded with respect to these loans as of September 30, 2014.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $4.0 million have been recorded as of September 30, 2014.  The remaining $2.5 million of non-accrual loans were reviewed on an aggregate basis and $582,000 in general valuation allowance was deemed necessary related to those loans as of September 30, 2014.   The $582,000 in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

Our largest non-accrual loan was collateralized by multi-family residential real estate located in southeastern Wisconsin. This loan had a principal balance of $2.6 million at September 30, 2014, which is net of life-to-date charge offs of $1.1 million.  Our second largest non-accrual loan was collateralized by multi-family residential real estate located in southeastern Wisconsin.  This loan had a principal balance of $2.2 million at September 30, 2014, as well as a specific reserve of $954,000.  Our third largest non-accrual loan as of September 30, 2014 was collateralized by multi-family residential real estate located in southeastern Wisconsin.   This loan had a principal balance of $2.0 million at September 30, 2014, as well as a specific reserve of $440,000.  Our fourth largest non-accrual loan as of September 30, 2014 was collateralized by single-family real estate located in southeastern Wisconsin with a principal balance of $1.4 million, and a specific valuation of $167,000. Our next largest non-accrual loan as of September 30, 2014 was collateralized by a single-family residence located in southeastern Wisconsin.  This loan had a principal balance of $1.4 million which is net of life-to-date charge-offs of $820,000 and a specific valuation allowance of $43,000 at September 30, 2014. Together, these five largest non-accrual loans comprised 22.1% of total non-accrual loans at September 30, 2014.

For the nine months ended September 30, 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $2.0 million.  We recognized $1.3 million of interest income on such loans during the nine months ended September 30, 2014.

There were no accruing loans past due 90 days or more during the nine months ended September 30, 2014 or 2013.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes troubled debt restructurings:

	At September 30,	At December 31,
	2014	2013
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$23,594	25,258
Watch	3,253	4,329
Total troubled debt restructurings	$26,847	29,587

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

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	As of September 30, 2014
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$4,733	10,870	15,603
Multi-family	2,687	4,844	7,531
Home equity	-	98	98
Construction and land	1,299	840	2,139
Commercial real estate	1,306	170	1,476
	$10,025	16,822	26,847

	As of December 31, 2013
	Accruing	Non-accruing	Total

One- to four-family	$6,218	11,875	18,093
Multi-family	2,710	5,314	8,024
Home equity	-	972	972
Construction and land	1,408	833	2,241
Commercial real estate	-	257	257
	$10,336	19,251	29,587

The following table sets forth activity in our troubled debt restructurings for the periods indicated.

	At or for the Nine Months
	Ended September 30, 2014
	Accrual	Non-accrual
	(In Thousands)

Balance at beginning of period	$10,336	19,251
Additions	-	4,161
Change in accrual status	(391)	391
Charge-offs	-	(1,295)
Returned to contractual/market terms	(831)	(1,558)
Transferred to real estate owned	-	(2,460)
Principal paydowns and other	911	(1,668)
Balance at end of period	$10,025	16,822

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio

	At September 30,	At December 31,
	2014	2013
	(Dollars in Thousands)

Loans past due less than 90 days	$5,278	13,231
Loans past due 90 days or more	29,344	30,780
Total loans past due	$34,622	44,011

Total loans past due to total loans receivable	3.11%	4.03%

Past due loans decreased by $9.4 million, or 21.3%, to $34.6 million at September 30, 2014 from $44.0 million at December 31, 2013.  Loans past due 90 days or more decreased by $1.4 million, or 4.7%, during the nine months ended September 30, 2014 and loans past due less than 90 days decreased by $8.0 million, or 60.1%.  The $1.4 million decrease in loans past due 90 days or more was primarily due to $13.4 million in loans transferred to real estate owned and $4.9 million in charge-offs during the nine months ended September 30, 2014 offset by additional loans which were included in the less than 90 day group in the previous period.  The $8.0 million decrease in loans past due less than 90 days or more was primarily attributable to a $6.1 million decrease in delinquent loans collateralized by one- to four-family loans and a $1.5 million decrease in delinquent loans collateralized by multi-family.

REAL ESTATE OWNED

Total real estate owned increased by $3.2 million, or 14.0%, to $25.8 million at September 30, 2014, compared to $22.7 million at December 31, 2013.  During the nine months ended September 30, 2014, $13.4 million was transferred from loans to real estate owned upon completion of foreclosure including a $4.3 million relationship in the current quarter.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $1.0 million during the nine months ended September 30, 2014.  During the same period, sales of real estate owned totaled $9.2 million, resulting in a net gain of $416,000.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Nine Months
	Ended September 30,
	2014	2013
	(Dollars in Thousands)

Balance at beginning of period	$24,264	31,043
Provision for loan losses	850	3,960
Charge-offs:
Mortgage
One- to four-family	1,900	7,986
Multi-family	3,462	1,267
Home equity	191	575
Commercial real estate	186	128
Construction and land	418	1,366
Consumer	5	-
Commercial	293	6
Total charge-offs	6,455	11,328
Recoveries:
Mortgage
One- to four-family	1,652	694
Multi-family	23	205
Home equity	11	73
Commercial real estate	23	-
Construction and land	63	51
Consumer	5	5
Commercial	3	5
Total recoveries	1,780	1,033
Net charge-offs	4,675	10,295
Allowance at end of period	$20,439	24,708

Ratios:
Allowance for loan losses to non-accrual loans at end of period	47.38%	43.03%
Allowance for loan losses to loans receivable at end of period	1.84%	2.26%
Net charge-offs to average loans outstanding (annualized)	0.56%	1.12%
Current period provision for loan losses to net charge-offs	18.18%	38.46%
Net charge-offs (annualized) to beginning of the period allowance	25.76%	44.34%

At September 30, 2014, the allowance for loan losses was $20.4 million, compared to $24.3 million at December 31, 2013.  As of September 30, 2014, the allowance for loan losses represented 1.84% of total loans receivable and was equal to 47.38% of non-performing loans, compared to 2.22% and 47.61%, respectively, at December 31, 2013.  The $3.8 million decrease in the allowance for loan losses during the nine months ended September 30, 2014 reflects improvement in both the quality of the loan portfolio as well as the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2013, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.

Net charge-offs totaled $4.7 million, or an annualized 0.56% of average loans for the nine months ended September 30, 2014, compared to $10.3 million, or an annualized 1.12% of average loans for the nine months ended September 30, 2013.  Of the $4.7 million in net charge-offs during the nine months ended September 30, 2014, approximately 73.6% of the activity related to loans secured by multi-family residential loans.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 11.3% and 4.3% for the nine months ended September 30, 2014 and 2013, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.
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
During the nine months ended September 30, 2014 primary uses of cash and cash equivalents included: $1.26 billion in originations of loans held for sale, $141.9 million in funds returned to stock subscribers, $80.8 million in purchases of mortgage related securities, $37.1 million in loan originations, net of principal payments, $16.0 million in purchases of debt securities, $10.2 million in purchase of bank owned life insurance, and $22.9 million in funding ESOP.  During the nine months ended September 30, 2014, primary sources of cash and cash equivalents included: $1.26 billion in proceeds from the sale of loans held for sale, $20.7 million from principal repayments on mortgage related securities, $20.7 million related to an increase in deposits, $13.0 in maturities or calls of debt securities, and $9.6 million in real estate owned sales.

During the nine months ended September 30, 2013, primary uses of cash and cash equivalents included: $1.42 billion in originations of loans held for sale, $67.2 million related to a decrease in deposits, and $37.6 million in purchases of debt securities.  During the nine months ended September 30, 2013, primary sources of cash and cash equivalents included: $1.51 billion in proceeds from the sale of loans held for sale, $30.5 million from principal repayments on mortgage related securities, and $23.3 million from sales in real estate owned.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2014 and 2013, respectively, $141.3 million and $77.9 million of our assets were invested in cash and cash equivalents.  At September 30, 2014 cash and cash equivalents are comprised of the following: $110.8 million in cash held at the Federal Reserve Bank and other depository institutions and $30.4 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.
Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At September 30, 2014, we had $350.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At September 30, 2014, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.
At September 30, 2014, we had outstanding commitments to originate loans receivable of $14.9 million.  In addition, at September 30, 2014 we had unfunded commitments under construction loans of $6.1 million, unfunded commitments under business lines of credit of $9.9 million and unfunded commitments under home equity lines of credit and standby letters of credit of $16.0 million.  At September 30, 2014 certificates of deposit scheduled to mature in one year or less totaled $395.2 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Capital
Shareholders' equity increased by $234.0 million, or 109.1%, to $448.5 million at September 30, 2014 from $214.5 million at December 31, 2013.  The increase in shareholders' equity was primarily due to $248.4 million in net proceeds from the second-step stock offering.  The increase also reflects a $10.4 million increase in retained earnings reflecting net income for the nine months ended September 30, 2014.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $2.0 million decrease in accumulated other comprehensive loss offset by a $22.8 million increase in unearned ESOP shares and $5.0 million in dividends declared.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At September 30, 2014, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.  See "Notes to Consolidated Financial Statements - Regulatory Capital."

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds from the stock offering, our return on assets and return on equity will continue to be adversely affected following the stock offering.

Contractual Obligations, Commitments and Contingent Liabilities
The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2014 and the respective maturity dates.

			More than	More than
			One Year	Three years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$90,600	90,600	-	-	-
Money market and savings deposits (4)	119,974	119,974	-	-	-
Time deposit (4)	664,577	395,195	250,969	18,413	-
Short-term borrowings (4)	-	-	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	245,000	105,000	-
Repurchase agreements (2)(4)	84,000	-	69,000	15,000	-
Operating leases (3)	9,972	2,449	2,854	1,637	3,032
Salary continuation agreements	468	170	298	-	-
	$1,319,591	608,388	568,121	140,050	3,032

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
(4)  Excludes interest.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2014.

			More than	More than
			One Year	Three years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$14,944	14,944	-	-	-
Unused portion of home equity lines of credit (2)	15,206	15,206	-	-	-
Unused portion of construction loans (3)	6,102	6,102	-	-	-
Unused portion of business lines of credit	9,906	9,906	-	-	-
Standby letters of credit	766	766	-	-	-
Total Other Commitments	$46,924	46,924	-	-	-

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
Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
400 basis point gradual rise in rates	10.74
300 basis point gradual rise in rates	8.14
200 basis point gradual rise in rates	5.46
100 basis point gradual rise in rates	2.57
Unchanged rate scenario	-
100 basis point gradual decline in rates (1)	(2.20)

____________
(1) Given the current low point in the interest rate cycle, down scenarios in excess of 100 basis points are not meaningful.
WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 25% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 30% for interest rate movements of up to 400 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At September 30, 2014, 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 2.57% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.20%.  At September 30, 2014, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 1.02% while a 100 basis point decrease in rates had the effect of decreasing the economic value of equity by 1.23%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2014, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
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
Date: October 31, 2014
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: October 31, 2014
/s/ Allan R. Hosack
Allan R. Hosack
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended September 30, 2014

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