Form 10-K
period 2014-12-31
Waterstone Financial, Inc.
filed 2015-03-06
CIK 1569994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

F O R M   1 0 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Yes         ☐           No    ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the 1934 Act.

Yes         ☐           No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      ☒            No      ☐

Indicate by check mark whether the registrant has submitted electronically and posted  on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes      ☒            No      ☐

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

Yes         ☐           No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on June 30, 2014 as reported by the NASDAQ Global Select Market® was approximately $392.7 million.

As of February 28, 2015, 34,418,121 shares of the Registrant's Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 20, 2015

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2014

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

New Waterstone did not engage in any business prior to the completion of the mutual-to-stock conversion of Lamplighter Financial, MHC on January 22, 2014. Consequently, this Annual Report on Form 10-K reflects the financial condition and operating results of Waterstone-Federal and its subsidiaries, including the Bank, until January 22, 2014, and of New Waterstone, and its subsidiaries, including the Bank, thereafter. The words "Waterstone Financial," "we" and "our" thus are intended to refer to Waterstone-Federal and its subsidiaries with respect to matters and time periods occurring on or before January 22, 2014, and to New Waterstone and its subsidiaries with respect to matters and time periods occurring thereafter.

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

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation, which had 67 offices in 16 states as of December 31, 2014.

WaterStone Bank conducts its community banking business from nine banking offices located in Milwaukee, Washington and Waukesha Counties, Wisconsin, as well as a loan production office in Minneapolis, Minnesota. WaterStone Bank's principal lending activity is originating one- to four-family and multi-family residential real estate loans for retention in its portfolio. At December 31, 2014, such loans comprised 37.6% and 47.7%, respectively, of WaterStone Bank's loan portfolio. WaterStone Bank also offers, to a lesser extent, home equity loans and lines of credit, construction and land loans, commercial real estate and commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances. Our deposit offerings include: certificates of deposit, money market savings accounts, transaction deposit accounts, non-interest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds and municipal obligations.

WaterStone Bank is subject to comprehensive regulation and examination by the Wisconsin Department of Financial Institutions (WDFI) and the Federal Deposit Insurance Corporation.

WaterStone Bank's executive offices are located at 11200 West Plank Court, Wauwatosa, Wisconsin 53226, and its telephone number is (414) 761-1000.  Its website address is www.wsbonline.com.

WaterStone Bank's mortgage banking operations are conducted through its wholly-owned subsidiary, Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originates single-family residential real estate loans for sale into the secondary market.  Waterstone Mortgage Corporation utilizes lines of credit provided by WaterStone Bank as a primary source of funds, and also utilizes lines of credit with other financial institutions as needed.  Waterstone Mortgage Corporation originated approximately $1.66 billion in mortgage loans held for sale during the year ended December 31, 2014.

Market Area

WaterStone Bank.  WaterStone Bank's market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  WaterStone Bank's primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have four branch offices in Milwaukee County, four branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2014 (the latest date for which information was publicly available), 49.6% of deposits in the State of Wisconsin were located in the seven-county metropolitan Milwaukee market and 43.8% of deposits in the State of Wisconsin were located in the three counties in which the Bank has a branch office.

WaterStone Bank's primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets. In addition, in October 2013 we opened a loan production office in Minneapolis, Minnesota, which is expected to have a primary lending market area of the Minneapolis-St. Paul, Minnesota metropolitan market.

Waterstone Mortgage Corporation.  As of December 31, 2014, Waterstone Mortgage Corporation had 15 offices in Wisconsin, 12 offices in Florida, nine offices in Pennsylvania, eight offices in Minnesota, four offices in each of North Carolina and Indiana, two offices in each of Arizona, Illinois, Iowa, Ohio, and Tennessee and one office in each of Idaho, Maine, Maryland, Massachusetts, and New Hampshire.

Competition

WaterStone Bank.  WaterStone Bank faces competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha-West Allis metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. The Federal Deposit Insurance Corporation has determined that our market area is a "high-rate" area with regard to deposit pricing as compared to the rest of the United States. As of June 30, 2014, based on the Federal Deposit Insurance Corporation's annual Summary of Deposits Report, we had the seventh largest market share in our metropolitan statistical area out of 53 financial institutions in our metropolitan statistical area, representing 1.6% of all deposits.

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

Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation faces competition for originating loans both directly within the markets in which it operates and from entities that provide services throughout the United States through internet services.  Waterstone Mortgage Corporation's competition comes principally from other mortgage banking firms, as well as from commercial banks, savings institutions and credit unions. In 2014, the Business Journal of Milwaukee ranked Waterstone Mortgage Corporation as southeastern Wisconsin's largest mortgage lender.

Lending Activities

 The scope of the discussion included under "Lending Activities" is limited to lending operations related to loans originated for investment.  A discussion of the lending activities related to loans originated for sale is included under "Mortgage Banking Activities."

 Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain the loans that we originate, which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $412.0 million, or 37.6%, of our total loan portfolio at December 31, 2014.  Multi-family residential mortgage loans represented $522.3 million, or 47.7%, of our total loan portfolio at December 31, 2014.  We also offer construction and land loans, commercial real estate loans, home equity lines of credit and commercial loans. At December 31, 2014, commercial real estate loans, construction and land loans, home equity loans and commercial business loans totaled $94.8 million, $17.1 million, $29.2 million and $19.5 million, respectively.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$411,979	37.62%	$413,614	37.85%	$460,821	40.65%	$496,736	40.83%	$582,026	44.56%
Multi-family	522,281	47.70%	521,597	47.75%	514,363	45.37%	552,240	45.39%	542,602	41.53%
Home equity	29,207	2.67%	35,432	3.24%	36,494	3.22%	38,599	3.17%	46,149	3.53%
Construction and land	17,081	1.56%	31,905	2.92%	33,818	2.98%	39,528	3.25%	53,961	4.13%
Commercial real estate	94,771	8.65%	71,698	6.56%	65,495	5.78%	65,434	5.38%	51,733	3.96%
Commercial loans	19,471	1.78%	18,296	1.67%	22,549	1.99%	24,018	1.97%	29,812	2.28%
Consumer	200	0.02%	134	0.01%	132	0.01%	109	0.01%	154	0.01%

Total loans	1,094,990	100.00%	1,092,676	100.00%	1,133,672	100.00%	1,216,664	100.00%	1,306,437	100.00%

Allowance for loan losses	(18,706)		(24,264)		(31,043)		(32,430)		(29,175)

Loans, net	$1,076,284		$1,068,412		$1,102,629		$1,184,234		$1,277,262

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2014. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Multi-family		Home Equity		Construction and Land
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2015	$13,447	4.96%	$26,839	5.13%	$8,836	4.16%	$5,179	4.21%
2016	14,815	4.91%	27,054	4.57%	2,859	5.35%	1,370	4.67%
2017	9,451	4.80%	30,560	4.03%	1,539	5.52%	99	2.46%
2018	5,217	4.13%	55,696	4.13%	2,774	5.18%	1,751	3.69%
2019	5,096	4.68%	68,703	4.17%	2,173	4.55%	423	4.64%
2020 and thereafter	363,953	4.69%	313,429	4.86%	11,026	4.42%	8,259	4.41%
Total	$411,979	4.70%	$522,281	4.64%	$29,207	4.57%	$17,081	4.29%

	Commercial Real Estate		Commercial		Consumer		Total
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2015	$8,042	5.30%	$8,320	5.06%	$86	7.81%	$70,749	4.92%
2016	11,205	4.76%	1,292	4.00%	10	7.18%	58,605	4.72%
2017	8,054	4.82%	889	4.97%	8	3.60%	50,600	4.36%
2018	9,812	4.33%	3,069	4.77%	-	0.00%	78,319	4.21%
2019	25,543	4.43%	3,202	4.39%	27	5.00%	105,167	4.27%
2020 and thereafter	32,115	4.79%	2,699	5.41%	69	5.13%	731,550	4.76%
Total	$94,771	4.69%	$19,471	4.88%	$200	6.31%	$1,094,990	4.66%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans
Real estate loans:
One- to four-family	$29,258	$369,274	$398,532
Multi-family	142,369	353,073	495,442
Home equity	4,970	15,401	20,371
Construction and land	3,140	8,762	11,902
Commercial	47,313	39,416	86,729
Commercial	10,462	689	11,151
Consumer	114	-	114
Total loans	$237,626	$786,615	$1,024,241

One- to Four-Family Residential Mortgage Loans.  WaterStone Bank's primary lending activity is originating residential mortgage loans secured by properties located in Milwaukee and surrounding counties.  One- to four-family residential mortgage loans totaled $412.0 million, or 37.6% of total loans at December 31, 2014.  One- to four-family residential mortgage loans originated for investment during the year ended December 31, 2014 totaled $48.3 million, or 25.8% of all loans originated for investment.  Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our adjustable-rate mortgage loans generally provide for maximum annual rate adjustments of 200 basis points, with a lifetime maximum adjustment of 600 basis points.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years, and are indexed to the 12-month LIBOR rate.  We do not and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.  Further, prior to 2007, we did not offer indexed, adjustable-rate loans other than home equity lines of credit, and we have never offered "teaser rate" first mortgage products.

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

All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner's insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average single family first mortgage loan balance was $190,000 and the largest outstanding balance was $3.7 million on December 31, 2014.  The average two- to four-family first mortgage loan balance was $157,000 on December 31, 2014, and the largest outstanding balance on that date was $4.9 million, which is a consolidation loan that is collateralized by 29 properties.

Multi-family Real Estate Loans.  Multi-family loans totaled $522.3 million, or 47.7% of total loans at December 31, 2014. Multi-family loans originated for investment during the year ended December 31, 2014 totaled $89.0 million, or 47.5% of all loans originated for investment. These loans are generally secured by properties located in our primary market area. Our multi-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit. Multi-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a multi-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A multi-family borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to all guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding multi-family mortgage loan balance was $788,000 on December 31, 2014, with the largest outstanding balance at $7.8 million.  At December 31, 2014, our largest exposure to one borrower or to a related group of borrowers was $27.0 million.

Loans secured by multi-family real estate generally involve larger principal amounts than owner-occupied, one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2014, outstanding home equity loans and equity lines of credit totaled $29.2 million, or 2.7% of total loans outstanding.  At December 31, 2014, the unadvanced portion of home equity lines of credit totaled $14.8 million.  Home equity loans and lines originated for investment during the year ended December 31, 2014 totaled $4.2 million, or 2.2% of all loans originated for investment.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to 10 years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was $45,000 at December 31, 2014, with the largest outstanding balance at that date of $595,000.

Residential Construction and Land Loans.  We originate construction loans to individuals and contractors for the construction and acquisition of single and multi-family residences.  At December 31, 2014, construction and land loans totaled $17.1 million, or 1.6% of total loans.  Construction and land loans originated for investment during the year ended December 31, 2014 totaled $8.8 million, or 4.7% of all loans originated for investment.  At December 31, 2014, the unadvanced portion of these construction loans totaled $12.3 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months or more. At the end of the construction phase, the construction loan converts to a longer-term mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the loan balance exceeds 80% of the lesser of the appraised value or acquistion cost of the secured property. The average outstanding construction loan balance totaled $650,000 on December 31, 2014, with the largest outstanding balance at $1.3 million.  The average outstanding land loan balance was $265,000 on December 31, 2014, and the largest outstanding balance on that date was $3.9 million.

Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on either the percentage of completion method or the actual cost of the completed work.

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

Commercial Real Estate Loans.  Commercial real estate loans totaled $94.8 million at December 31, 2014, or 8.7% of total loans, and are made up of loans secured by office and retail buildings, industrial buildings, churches, restaurants, other retail properties and mixed use properties. Commercial real estate loans originated for investment during the year ended December 31, 2014 totaled $29.3 million, or 15.6% of all loans originated for investment. These loans are generally secured by property located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial real estate borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2014 was $589,000, and the largest outstanding balance at that date was $4.7 million.

Commercial Loans.  Commercial loans totaled $19.5 million at December 31, 2014, or 1.8% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate. Commercial loans originated for investment during the year ended December 31, 2014 totaled $7.9 million, or 4.2% of all loans originated.

Our commercial loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain working capital ratios must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2014, the unadvanced portion of working capital lines of credit totaled $11.6 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.

A commercial business borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower. The average outstanding commercial loan at December 31, 2014 was $179,000 and the largest outstanding balance on that date was $1.9 million.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge-offs and sales during the years indicated.

	As of or for the Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Total gross loans receivable and held for sale at beginning of year	$1,189,697	$1,267,285	$1,304,947
Real estate loans originated for investment:
Residential
One- to four-family	48,325	24,504	17,088
Multi-family	88,958	82,938	51,816
Home equity	4,177	6,079	3,112
Construction and land	8,806	6,676	2,695
Commercial real estate	29,294	12,098	14,572
Total real estate loans originated for investment	179,560	132,295	89,283
Consumer loans originated for investment	10	12	35
Commercial loans originated for investment	7,863	7,612	9,857
Total loans originated for investment	187,433	139,919	99,175

Real estate loans purchased for investment:
One- to four-family	-	-	12,148
Home equity	-	-	3,338
Total real estate loans purchased for investment	-	-	15,486

Principal repayments	(159,619)	(154,739)	(164,392)
Transfers to real estate owned	(16,645)	(13,552)	(22,282)
Loan principal charged-off	(8,855)	(12,624)	(10,978)
Net activity in loans held for investment	2,314	(40,996)	(82,991)

Loans originated for sale	1,661,376	1,751,054	1,749,426
Loans sold	(1,633,324)	(1,787,646)	(1,704,097)
Net activity in loans held for sale	28,052	(36,592)	45,329
Total gross loans receivable and held for sale at end of year	$1,220,063	$1,189,697	$1,267,285

Origination and Servicing of Loans.  All loans originated for investment are underwritten pursuant to internally developed policies and procedures.  While we generally underwrite owner-occupied residential mortgage loans to Freddie Mac and Fannie Mae standards, due to several unique characteristics, our loans originated prior to 2008 do not conform to the secondary market standards.  The unique features of these loans include: interest payments in advance of the month in which they are earned, discretionary rate adjustments that are not tied to an independent index.

Exclusive of our mortgage banking operations, we generally retain in our portfolio a significant majority of the loans that we originate. At December 31, 2014, WaterStone Bank was servicing $2.7 million in loan participations we originated and subsequently sold to unrelated third parties. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

Loan officers, with concurrence from independent credit officers and underwriters, are authorized to approve and close any loan that qualifies under WaterStone Bank underwriting guidelines within the following lending limits:

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
•
Any loan for $3,000,000 or more must be approved by the Officer Loan Committee and the board of directors prior to closing. Any new loan to a borrower with outstanding loans from us exceeding $10,000,000 must be reviewed by the board of directors.

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

Non-Performing Assets.  Non-performing assets consist of non-accrual loans and other real estate owned.  Loans are generally placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments.  Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, management may place such loans on non-accrual status immediately, rather than waiting until the loan becomes 90 days past due. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest on such loans is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$23,918	$30,207	$46,467	$55,609	$56,759
Multi-family	12,001	13,498	23,205	13,680	20,587
Home equity	445	1,585	1,578	1,334	712
Construction and land	401	4,195	2,215	6,946	3,013
Commercial real estate	947	938	668	514	1,577
Commercial	299	521	511	135	1,530
Consumer	-	17	24	-	-
Total non-accrual loans	38,011	50,961	74,668	78,218	84,178

Real estate owned
One- to four-family	10,796	12,980	17,353	27,449	28,142
Multi-family	2,210	3,040	9,890	16,231	14,903
Construction and land	5,400	6,258	7,029	8,796	9,926
Commercial real estate	300	385	1,702	4,194	4,781
Total real estate owned	18,706	22,663	35,974	56,670	57,752

Total non-performing assets	$56,717	$73,624	$110,642	$134,888	$141,930

Total non-accrual loans to total loans, net	3.47%	4.66%	6.59%	6.43%	6.44%
Total non-accrual loans to total assets	2.13%	2.62%	4.50%	4.57%	4.65%
Total non-performing assets to total assets	3.18%	3.78%	6.66%	7.88%	7.85%

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

The following table sets forth activity in our non-accrual loans for the years indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(In Thousands)

Balance at beginning of year	$50,961	$74,668	$78,218	$84,178	$75,313
Additions	21,585	33,488	44,617	59,703	87,349
Transfers to real estate owned	(16,645)	(13,552)	(22,282)	(28,259)	(41,781)
Charge-offs	(7,099)	(11,792)	(8,379)	(14,138)	(24,395)
Returned to accrual status	(4,470)	(26,005)	(8,194)	(12,021)	(7,936)
Principal paydowns and other	(6,321)	(5,846)	(9,312)	(11,245)	(4,372)
Balance at end of year	$38,011	$50,961	$74,668	$78,218	$84,178

Total non-accrual loans decreased by $13.0 million, or 25.4%, to $38.0 million as of December 31, 2014 compared to $51.0 million as of December 31, 2013.  The ratio of non-accrual loans to total loans receivable was 3.47% at December 31, 2014 compared to 4.66% at December 31, 2013.  During the year ended December 31, 2014,  $16.6 million were transferred to real estate owned, $7.1 million in loan principal was charged off, $6.3 million in principal payments were received and $4.5 million in loans were returned to accrual status. Offsetting this activity, $21.6 million in loans were placed on non-accrual status during the year ended December 31, 2014.

Of the $38.0 million in total non-accrual loans as of December 31, 2014, $36.0 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $8.0 million in partial charge-offs have been recorded with respect to these loans as of December 31, 2014. Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $3.3 million have been recorded as of December 31, 2014.  The remaining $2.0 million of non-accrual loans were reviewed on an aggregate basis and $506,000 in general valuation allowance was deemed necessary related to those loans as of December 31, 2014.   The $506,000 in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

Our largest non-accrual loan as of December 31, 2014 was collateralized by multi-family residential real estate located in southeastern Wisconsin.  This loan had a principal balance of $2.6 million at December 31, 2014, which is net of life-to-date charge-offs of $1.1 million, and a specific valuation allowance of $98,000.  Our second largest non-accrual loan as of December 31, 2014 was collateralized by multi-family residence real estate located in southeastern Wisconsin.   This loan had a principal balance of $1.5 million at December 31, 2014, which is net of life-to-date charge-offs of $454,000, and a specific valuation allowance of $28,000.   Our third largest non-accrual loan as of December 31, 2014 was collateralized by a single-family residence located in southeastern Wisconsin.   This loan had a principal balance of $1.4 million and a specific valuation allowance of $144,000 at December 31, 2014. Our fourth largest non-accrual loan as of December 31, 2014 was collateralized by single-family residence located in southeastern Wisconsin with a principal balance of $1.4 million, which is net of life-to-date charge-offs of $820,000, and a specific valuation of $43,000. Our next largest non-accrual loan as of December 31, 2014 was collateralized by multi-family residence real estate located in southeastern Wisconsin. This loan had a principal balance of $1.3 million, which is net of life-to-date charge-offs of $200,000, and a specific valuation allowance of $538,000 at December 31, 2014.  Together, these five largest non-accrual loans comprised 21.4% of total non-accrual loans at December 31, 2014.

For the year ended December 31, 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $2.5 million.  We recognized $1.6 million of interest income on such loans during the year ended December 31, 2014.

      There were no accruing loans past due 90 days or more during the years ended December 31, 2014, 2013 or 2012.

      Troubled Debt Restructurings.  The following table summarizes troubled debt restructurings by the Company's internal risk rating.

	At December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Troubled debt restructurings
Substandard	$22,629	$25,258	$48,449	$47,220	$15,769
Watch	3,488	4,329	11,172	8,192	20,703
Total troubled debt restructurings	$26,117	$29,587	$59,621	$55,412	$36,472

Troubled debt restructurings totaled $26.1 million at December 31, 2014, compared to $29.6 million at December 31, 2013. At December 31, 2014, $20.7 million of troubled debt restructurings, or 79.1%, were performing in accordance with their restructured terms. All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the consolidated financial statements. Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

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

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	At December 31,
	2014		2013
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)

One- to four-family	$4,724	$10,233	$6,218	$11,875
Multi-family	2,923	4,797	2,710	5,314
Home equity	-	98	-	972
Construction and land	1,866	-	1,408	833
Commercial real estate	1,306	170	-	257
	$10,819	$15,298	$10,336	$19,251

The following table sets forth activity in our troubled debt restructurings for the years indicated.

	At or for the Year Ended December 31,
	2014		2013
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)
Balance at beginning of year	$10,336	$19,251	$16,011	$43,610
Additions	1,551	4,129	230	1,489
Change in accrual status	755	(755)	4,684	(4,684)
Charge-offs	-	(1,403)	-	(2,459)
Returned to contractual/market terms	(1,061)	(1,796)	(9,453)	(13,848)
Transferred to real estate owned	-	(2,995)	-	(3,094)
Principal paydowns and other	(762)	(1,133)	(1,136)	(1,763)
Balance at end of period	$10,819	$15,298	$10,336	$19,251

For the year ended December 31, 2014, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their contractual terms was $1.4 million.  We recognized $1.3 million of interest income on such loans during the year ended December 31, 2014.

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

       Loan Delinquency.  The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2014	2013
	(Dollars in Thousands)

Loans past due less than 90 days	$9,022	$13,231
Loans past due 90 days or more	25,112	30,780
Total loans past due	$34,134	$44,011

Total loans past due to total loans receivable	3.12%	4.03%

Past due loans decreased by $9.9 million, or 22.4%, to $34.1 million at December 31, 2014 from $44.0 million at December 31, 2013.  Loans past due 90 days or more decreased by $5.7 million, or 18.4%, during the year ended December 31, 2014 while loans past due less than 90 days decreased by $4.2 million, or 31.8%.  The $5.7 million decrease in loans past due 90 days or more was primarily due to a decrease in the one- to four- family of $5.3 million during the year ended December 31, 2014.  The $4.2 million decrease in loans past due less than 90 days or more was primarily attributable to a $2.7 million decrease in loans collateralized by one- to four- family loans.

      Potential Problem Loans.

We define potential problem loans as substandard loans which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2014 and 2013 were approximately $9.8 million and $12.0 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under generally accepted accounting principles.

Real Estate Owned.

Total real estate owned decreased by $4.0 million, or 17.4%, to $18.7 million at December 31, 2014, compared to $22.7 million at December 31, 2013.  During the year ended December 31, 2014, $16.6 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $1.5 million during the year ended December 31, 2014.  During the same period, sales of real estate owned totaled $19.1 million, resulting in a net gain of $864,000.

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

New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

•	Applying an updated adjustment factor to an existing appraisal;
•	Confirming that the physical condition of the real estate has not significantly changed since the last valuation date;
•	Comparing the estimated current value of the collateral to that of updated sales values experienced on similar collateral;
•	Comparing the estimated current value of the collateral to that of updated values seen on current appraisals of similar collateral; and
•	Comparing the estimated current value to that of updated listed sales prices on our real estate owned and that of similar properties (not owned by us).

We owned 142 properties at December 31, 2014, compared to 158 properties as of December 31, 2013 and 223 properties at December 31, 2012. Habitable real estate owned is managed with the intent of attracting a lessee to generate revenue. Foreclosed properties are transferred to real estate owned at estimated net realizable value, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned. The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

Allowance for Loan Losses.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Year
	Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Balance at beginning of year	$24,264	$31,043	$32,430	$29,175	$28,494
Provision for loan losses	1,150	4,532	8,300	22,077	25,832
Charge-offs:
Mortgage loans
One- to four-family	2,424	8,706	6,472	11,553	16,906
Multi-family	5,247	1,640	1,108	3,996	3,439
Home equity	191	630	485	634	619
Construction and land	496	1,480	1,668	1,745	2,319
Commercial real estate	199	160	1,182	734	575
Consumer	5	-	4	10	13
Commercial	293	8	59	619	1,470
Total charge-offs	8,855	12,624	10,978	19,291	25,341
Recoveries:
Mortgage loans
One- to four-family	1,833	957	667	311	127
Multi-family	189	258	56	40	55
Home equity	14	35	25	7	3
Construction and land	75	51	250	69	2
Commercial real estate	27	-	-	6	1
Consumer	6	6	-	1	1
Commercial	3	6	293	35	1
Total recoveries	2,147	1,313	1,291	469	190

Net charge-offs	6,708	11,311	9,687	18,822	25,151
Allowance at end of year	$18,706	$24,264	$31,043	$32,430	$29,175

Ratios:
Allowance for loan losses to non-performing loans at end of year	49.21%	47.61%	41.58%	41.46%	34.66%
Allowance for loan losses to loans outstanding at end of year	1.71%	2.22%	2.74%	2.67%	2.23%
Net charge-offs to average loans outstanding	0.55%	0.94%	0.76%	1.43%	1.75%
Current year provision for loan losses to net charge-offs	17.14%	40.07%	85.68%	117.29%	102.71%
Net charge-offs to beginning of the year allowance	27.65%	36.44%	29.87%	64.51%	88.27%

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

	At December 31,
	2014			2013			2012
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real Estate:
Residential
One- to four-family	$9,877	37.62%	52.80%	$11,549	37.85%	47.59%	$17,819	40.65%	57.40%
Multi-family	5,358	47.70%	28.64%	7,211	47.75%	29.72%	7,734	45.37%	24.90%
Home equity	422	2.67%	2.26%	1,807	3.24%	7.45%	2,097	3.22%	6.76%
Construction and land	687	1.56%	3.67%	1,613	2.92%	6.65%	1,323	2.98%	4.26%
Commercial real estate	1,951	8.65%	10.43%	1,402	6.56%	5.78%	1,259	5.78%	4.06%
Commercial	403	1.78%	2.15%	648	1.67%	2.67%	781	1.99%	2.52%
Consumer	8	0.02%	0.04%	34	0.01%	0.14%	30	0.01%	0.10%
Total allowance for loan losses	$18,706	100.00%	100.00%	$24,264	100.00%	100.00%	$31,043	100.00%	100.00%

	At December 31,
	2011			2010
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential
One- to four-family	$17,475	40.83%	53.89%	$16,150	44.56%	55.36%
Multi-family	8,252	45.39%	25.44%	6,877	41.53%	23.57%
Home equity	1,998	3.17%	6.16%	1,196	3.53%	4.10%
Construction and land	2,922	3.25%	9.01%	3,252	4.13%	11.14%
Commercial real estate	941	5.38%	2.90%	671	3.96%	2.30%
Commercial	814	1.97%	2.51%	1,001	2.28%	3.43%
Consumer	28	0.01%	0.09%	28	0.01%	0.10%
Total allowance for loan losses	$32,430	100.00%	100.00%	$29,175	100.00%	100.00%

All impaired loans meeting the criteria established by management are evaluated individually, based primarily on the value of the collateral securing each loan and the ability of the borrowers to repay according to the terms of the loans, or based upon an analysis of the present value of the expected future cash flows under the original contract terms as compared to the modified terms in the case of certain troubled debt restructurings.  Specific loss allowances are established as required by this analysis.  At least once each quarter, management evaluates the appropriateness of the balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio.  This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral and economic conditions in our immediate market area.  All loans for which a specific loss review is not required are segregated by loan type and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant including trends in non-performing loan balances, impaired loan balances, classified asset balances and the current economic environment.  The allowance is allocated to each category of loans based on the results of the above analysis.

The above analysis is both quantitative and subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels appropriate to absorb probable and estimable losses, additions may be necessary if future economic conditions differ substantially from the current environment.

At December 31, 2014, the allowance for loan losses was $18.7 million, compared to $24.3 million at December 31, 2013.  As of December 31, 2014, the allowance for loan losses to total loans receivable was 1.71% and equal to 49.21% of non-performing loans, compared to 2.22%, and 47.61%, respectively at December 31, 2013.  The decrease in the allowance for loan losses during the year ended December 31, 2014 reflects a continued stabilization in both the quality of the loan portfolio as well as the overall local real estate market.  During each period we experienced a stabilization or improvement in a number of key loan-related loan quality metrics, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.

Net charge-offs totaled $6.7 million, or an annualized 0.55% of average loans for the year ended December 31, 2014, compared to $11.3 million, or an annualized 0.94% of average loans for the year ended December 31, 2013.  The $4.6 million decrease in net charge-offs was primarily the result of a decrease in charge-offs related to loans secured by one- to four-family residential loans, which decreased $6.3 million, or 72.2%, to $2.4 million for year ended December 31, 2014, as compared to $8.7 million for the year ended December 31, 2013, partially offset by the increase in charge-offs related to loans secured by multi-family residential loans, which increased $3.6 million, or 22.0%, to $5.2 million for the year ended December 31, 2014, compared to $1.6 million for the year ended December 31, 2013.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate residential mortgage loans for sale in the secondary market through Waterstone Mortgage Corporation.  We originated $1.66 billion in mortgage loans held for sale during the year ended December 31, 2014, which was a decrease of $89.7 million, or 5.1%, from the $1.75 billion originated during the year ended December 31, 2013.  Proceeds from sales to third parties during the years ended December 31, 2014 and 2013 totaled $1.72 billion and $1.86 billion, respectively.  The loans sold volume declined during the year ended December 31, 2014 such that total mortgage banking segment revenues declined $3.2 million, or 3.7%, to $81.7 million during the year ended December 31, 2014 compared to $84.9 million during the year ended December 31, 2013.  The decrease in loan production volume was driven by a decline in demand for mortgage refinance products.  Margins remained consistent for the year ended December 31, 2014 and December 31, 2013. We sell loans on both a servicing-released and a servicing retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  During the year ended December 31, 2014, loan production volume shifted towards higher yielding governmental loans and loans originated for the purchase of a residential property, however, margins decreased for all loan types and loan purpose, compared to the year ended December 31, 2013.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 87.0% of total originations during the year ended December 31, 2014, compared to 67.9% of total originations during the year ended December 31, 2013.  The mix of loan type has remained consistent with conventional loans and governmental loans comprising 62.6% and 37.4% of all loan originations, respectively, during the year ended December 31, 2014, compared 62.7% and 37.3% of all loan originations, respectively, during the year ended December 31, 2013.

In addition to the decline in revenues related to the origination and sale of loans during the year ended December 31, 2014, the Company sold mortgage servicing rights related to $713.0 million in loans receivable with a book value $4.6 million at a gain of $2.5 million compared to $541.6 million in loans receivable with a book value $2.8 million at a gain of $2.6 million during the year ended December 31, 2013.

Operating expenses related to our mortgage banking segment increased $2.0 million, or 2.7% to $78.3 million during the year ended December 31, 2014, compared to $76.2 million during the year ended December 31, 2013. Compensation expense associated with our mortgage banking activities decreased by $858,000, or 1.5%, to $54.6 million during the year ended December 31, 2014 compared to $55.5 million for the year ended December 31, 2013.    The decrease in compensation expense was a direct result of the decrease in mortgage banking income, given our commission-based loan officer compensation model.  Occupancy expense increased $1.8 million, or 35.1%, to $7.0 million during the year ended December 31, 2014 compared to $5.2 million during the year ended December 31, 2013. The increase resulted from the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility during the year ended December 31, 2013.

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

 Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the year ended December 31, 2014, no investment securities were sold.  During the year ended December 31, 2013, municipal securities with a total book value of $930,000 were sold at a loss of $9,000.  During the year ended December 31, 2012, collateralized mortgage obligations with a total book value of $18.0 million were sold at a gain of $282,000 and municipal securities with a total book value of $11.6 million were sold at a gain of $240,000.

Available for Sale Portfolio

Government Sponsored Enterprise Bonds.  At December 31, 2014, our Government sponsored enterprise bond portfolio totaled $6.7 million, all of which were issued by Federal National Mortgage Associated (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal Home Loan Bank (FHLB) and were classified as available for sale.  The weighted average yield on these securities was 1.07% and the weighted average remaining average life was 3.1 years at December 31, 2014.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored enterprise bond portfolio at December 31, 2014 was $39,000 less than the amortized cost of $6.8 million.

Mortgage-backed Securities and Collateralized Mortgage Obligations.  We purchase mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  We invest in mortgage-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk.  We regularly monitor the credit quality of this portfolio.

Mortgage-backed securities and collateralized mortgage obligations are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages.  These securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage related securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as WaterStone Bank, and in the case of government agency sponsored issues, guarantee the payment of principal and interest to investors.  Mortgage-backed securities and collateralized mortgage obligations generally yield less than the loans that underlie such securities because of the cost of payment guarantees, if any, and credit enhancements.  These fixed-rate securities are usually more liquid than individual mortgage loans.

At December 31, 2014, mortgage-backed securities totaled $117.1 million. The mortgage-backed securities portfolio had a weighted average yield of 2.25% and a weighted average remaining life of 4.0 years at December 31, 2014. The estimated fair value of our mortgage-backed securities portfolio at December 31, 2014 was $1.5 million more than the amortized cost of $115.7 million. Mortgage-backed securities valued at $81.3 million are pledged as collateral for borrowings at December 31, 2014. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest. The relatively short weighted average remaining life of our mortgage-backed security portfolio mitigates our potential risk of loss in a rising interest rate environment.

At December 31, 2014, collateralized mortgage obligations totaled $59.1 million. At December 31, 2014, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.  The collateralized mortgage obligations portfolio had a weighted average yield of 2.14% and a weighted average remaining life of 3.1 years at December 31, 2014. The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2014 was $250,000 more than the amortized cost of $58.8 million. Collateralized mortgage obligations valued at $16.9 million are pledged as collateral for borrowings at December 31, 2014. Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest. The relatively short weighted average remaining life of our collateralized mortgage obligation portfolio mitigates our potential risk of loss in a rising interest rate environment.

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our Investment Policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  At December 31, 2014, our municipal obligations portfolio totaled $77.1 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 3.97% at December 31, 2014, with a weighted average remaining life of 8.7 years.  The estimated market value of our municipal obligations bond portfolio at December 31, 2014 was $1.1 million more than the amortized cost of $76.0 million.  During the year ended December 31, 2012, the Company identified two municipal securities that were deemed to be other-than-temporarily impaired.  Both securities were issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities.  No additional other-than-temporary impairment was deemed necessary during the year ended December 31, 2013.  As of December 31, 2014, an additional $17,000 in credit losses were deemed necessary on the two securities. These securities had a combined amortized cost of $198,000 and a total life-to-date impairment of $117,000 as of December 31, 2014.  A total of $1.3 million of municipal obligations are pledged as collateral for mortgage banking activity at December 31, 2014.

Other Debt Securities.  As of December 31, 2014, we held other debt securities with a fair value of $7.5 million and amortized cost of $7.4 million.  The weighted average yield on this portfolio is 5.05% at December 31, 2014, with a weighted average remaining life of 8.7 years.

Certificates of Deposit.  At December 31, 2014, we held certificates of deposit with a fair value and amortized cost of $5.9 million.  The weighted average yield on these securities was 1.01% and the weighted average remaining average life was 1.5 years at December 31, 2014.  While these certificates generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.

Investment Securities Portfolio.

The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Securities available for sale:

Mortgage-backed securities	$115,670	$117,128	$104,462	$104,923	$116,813	$119,056
Collateralized mortgage obligations
Government sponsored enterprise issued	58,821	59,071	18,946	19,241	29,207	29,579
Government sponsored enterprise bonds	6,750	6,711	18,171	17,934	8,000	8,017
Municipal obligations	76,037	77,108	61,014	58,793	35,493	37,371
Other debt securities	7,404	7,528	5,000	5,160	5,000	5,070
Certificates of deposit	5,880	5,897	7,350	7,367	5,880	5,924
Total securities available for sale	$270,562	$273,443	$214,943	$213,418	$200,393	$205,017

The following table sets forth the amortized cost and estimated fair value of securities, by issuer, as of December 31, 2014, that exceeded 10% of our stockholders' equity as of that date.

	At December 31, 2014
	Amortized Cost	Fair Value
	(In Thousands)

Fannie Mae	$106,451	$107,513
Freddie Mac	$60,410	$60,953

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2014 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Securities available for sale:
Mortgage-backed securities	$-	0.00%	$92,009	2.22%	$21,048	2.22%	$2,613	3.38%	$115,670	2.25%
Collateralized mortgage obligations
Government sponsored enterprise issued	1,406	4.70%	57,415	2.08%	-	0.00%	-	0.00%	58,821	2.14%
Government sponsored enterprise bonds	-	0.00%	6,750	1.07%	-	0.00%	-	0.00%	6,750	1.07%
Municipal obligations	2,827	4.15%	9,572	4.35%	40,505	3.36%	23,133	4.87%	76,037	3.97%
Other debt securities	-	0.00%	5,012	2.70%	-	0.00%	2,392	10.00%	7,404	5.05%
Certificates of deposit	2,940	0.94%	2,940	1.08%	-	0.00%	-	0.00%	5,880	1.01%
Total securities available for sale	$7,173	2.94%	$173,698	2.24%	$61,553	2.97%	$28,138	5.16%	$270,562	2.73%

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

Deposits.  A majority of our depositors are persons who work or reside in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. As of December 31, 2014, certificates of deposit comprised 75.6% of total customer deposits at December 31, 2014, and had a weighted average cost of 0.83% on that date. Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Development of our branch network and expansion of our commercial products and services and aggressively seeking lower cost savings, checking and money market accounts are expected to result in decreased reliance on higher cost certificates of deposit.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2014 and December 31, 2013, $652.6 million and $637.8 million of our deposit accounts were certificates of deposit, of which $417.5 million and $505.8 million, respectively, had maturities of one year or less.  The percentage of our deposit accounts that are certificates of deposit is greater than most of our competitors.

Deposits decreased by $380.8 million, or 30.6%, from December 31, 2013 to December 31, 2014. The decrease in deposits was the result of a $392.7 million decrease in savings accounts (December 31, 2013 included $388.7 million of deposits from the second-step offering) offset by a $14.9 million, or 2.3%, increase in time deposits.  The Company had no deposits obtained from brokers as of December 31, 2014 and December 31, 2013.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.
	At December 31,
	2014			2013			2012
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$63,885	7.39%	0.00%	$45,850	3.68%	0.00%	$39,767	4.23%	0.00%
NOW accounts	28,277	3.27%	0.06%	47,425	3.81%	0.03%	44,373	4.72%	0.03%
Regular savings	58,783	6.80%	0.04%	451,476	36.27%	0.01%	54,837	5.84%	0.10%
Money market	60,380	6.99%	0.14%	62,240	5.00%	0.11%	63,616	6.77%	0.15%
Total transaction accounts	211,325	24.45%	0.06%	606,991	48.76%	0.02%	202,593	21.56%	0.08%

Certificates of deposit	652,635	75.55%	0.83%	637,750	51.24%	0.69%	736,920	78.44%	0.83%
Total deposits	$863,960	100.00%	0.64%	$1,244,741	100.00%	0.36%	$939,513	100.00%	0.67%

	At December 31,
	2011			2010
			Weighted			Weighted
			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$28,812	2.74%	0.00%	$30,030	2.62%	0.00%
NOW accounts	39,645	3.77%	0.08%	37,705	3.29%	0.08%
Regular savings	45,511	4.33%	0.20%	44,540	3.89%	0.22%
Money market	58,591	5.57%	0.41%	58,863	5.14%	0.48%
Total transaction accounts	172,559	16.41%	0.21%	171,138	14.94%	0.24%

Certificates of deposit	878,733	83.59%	1.53%	974,391	85.06%	1.74%
Total deposits	$1,051,292	100.00%	1.31%	$1,145,529	100.00%	1.51%

As of December 31, 2013, regular savings accounts included $388.7 million in deposits from our second-step offering.  These deposits had a stated rate of 0.01%.  Exclusive of these deposits the weighted average rate of the remaining regular savings accounts, total transaction accounts and total deposits was 0.04%, 0.05% and 0.53%, respectively.

At December 31, 2014, the aggregate balance of certificates of deposit of $100,000 or more was approximately $197.8 million. The following table sets forth the maturity of those certificates at December 31, 2014.

(In Thousands)
Due in:
Three months or less	$7,767
Over three months through six months	53,154
Over six months through 12 months	64,610
Over 12 months	72,310

Total	197,841

Borrowings.  Our borrowings at December 31, 2014 consist of $350.0 million in advances from the Federal Home Loan Bank of Chicago, $84.0 million in repurchase agreements collateralized by investment securities and no outstanding balance in short-term repurchase agreements used to finance loans held for sale. The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2014	2013	2012
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of year	$434,000	$455,197	$479,888
Weighted average interest rate at the end of year	3.89%	3.86%	3.82%
Maximum amount of borrowings outstanding at any month end during the year	$454,686	$490,124	$491,053
Average balance outstanding during the year	$442,731	$479,952	$475,114
Weighted average interest rate during the year	3.93%	3.84%	3.87%

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

Wauwatosa Investments, Inc.  Established in 1998, Wauwatosa Investments, Inc. operates in Nevada as WaterStone Bank's investment subsidiary.  This wholly-owned subsidiary owns and manages the majority of the consolidated investment portfolio.  It has its own board of directors currently comprised of its President, the WaterStone Bank Chief Financial Officer, Treasury Officer and the Chairman of Waterstone Financial's board of directors.

Waterstone Mortgage Corporation.  Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage banking business with offices in Wisconsin, Pennsylvania, Minnesota, Florida, Ohio, North Carolina, Arizona, Tennessee, Idaho, Indiana, Iowa, Illinois, New Hampshire, Maine, Massachusetts and Maryland.  Waterstone Mortgage Corporation was the largest mortgage broker in the Milwaukee area based on 2014 dollar volume of retail first and second mortgages originated.  It has its own board of directors currently comprised of its President, its Chief Operating Officer, its Chief Financial Officer, the WaterStone Bank Chief Executive Officer, Chief Financial Officer and Executive Vice President and General Counsel.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold WaterStone Bank office and retail facilities, both owned and leased.  Main Street Real Estate Holdings, LLC currently conducts real estate broker activities limited to real estate owned, bank-owned branch office facilities and real estate securing loans.

Personnel

As of December 31, 2014, we had approximately 731 full-time equivalent employees.  A total of 170 are WaterStone Bank employees and 561 are employees of Waterstone Mortgage Corporation.  Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

As a savings and loan holding company, Waterstone Financial is required to comply with the rules and regulations of the Federal Reserve Board.  It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board.  Waterstone Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the WDFI, the Federal Deposit Insurance Corporation, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of Waterstone Financial, WaterStone Bank and Waterstone Mortgage Corporation.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to WaterStone Bank, Waterstone Mortgage Corporation and Waterstone Financial. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on WaterStone Bank, Waterstone Mortgage Corporation and Waterstone Financial.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of the savings bank's capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 15% of capital and additional 10% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank's capital, subject to certain conditions. At December 31, 2014, WaterStone Bank did not have any loans which exceeded the "loans-to-one borrower" limitations.

In addition, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2014, WaterStone Bank maintained 92.3% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized FICO assessment was equal to 0.60 basis points of total assets less tangible capital.

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank's capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At December 31, 2014 and 2013, WaterStone Bank's capital to assets ratio, as calculated under Wisconsin law, was 19.33% and 10.65%, respectively.

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

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that has revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and all top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum Tier 1 capital to adjusted total assets ratio of 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for WaterStone Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leveraged capital ratio of 4.0% or more and a common equity Tier 1 ratio of 4.5% or more, and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 4.5%; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0% and a Tier 1 risk-based capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an institution classified as less than well capitalized to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At December 31, 2014, WaterStone Bank was considered well-capitalized with a Tier 1 leverage ratio of 19.04%, a Tier 1 risk-based ratio of 30.73% and a total risk based capital ratio of 31.98%.

Regulatory Developments

On November 25, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, WaterStone Bank agreed to the issuance of a Consent Order jointly issued by the Federal Deposit Insurance Corporation and the WDFI. At the same time, pursuant to a Stipulation and Consent to Issuance of Order to Cease and Desist, Waterstone Financial agreed to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision, Waterstone Financial's holding company regulator at the time. Collectively, the Stipulation and Consent to the Issuance of a Consent Order which became effective on December 18, 2009 and the Stipulation and Consent to Issuance of Order to Cease and Desist which became effective on December 1, 2009, are referred to as the "Orders".

The Order issued by the Federal Deposit Insurance Corporation and the WDFI prohibited the payment of cash dividends to Waterstone Financial without prior regulatory consent, and required, among other things, that WaterStone Bank (i) maintain minimum Tier 1 capital of 8.5% of total average assets and minimum total risk-based capital of 12.0% of risk-weighted assets; (ii) perform a study with respect to the management of WaterStone Bank; and (iii) manage its bad loans and real estate acquired in foreclosure.

The Order issued by the Office of Thrift Supervision required, among other things, that Waterstone Financial adopt a two year capital plan that included plans for WaterStone Bank to maintain minimum Tier 1 capital of 8.5% of total average assets and minimum total risk-based capital of 12.0% of risk-weighted assets.  The Order also prohibited the payment of cash dividends or repurchases of common stock, and restricted the ability of Waterstone Financial to incur debt, in each case without prior regulatory non-objection.

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

Effective July 9, 2013, the Federal Reserve Board terminated the Order issued to Waterstone Financial and requested that the board of directors adopt resolutions related to the operations of Waterstone Financial.  The board resolutions adopted by Waterstone Financial require written approval from the Federal Reserve Board prior to the declaration or payment of dividends, any increase in debt or the redemption of holding company stock.

Failure to comply with the board resolutions could result in additional enforcement actions by the Federal Reserve Board. We have incurred significant expense in complying with the Orders, and continued compliance with the board resolutions may restrict our operations or result in continued expense, either of which could have adverse effects on our operations and financial condition.

Dividends

Under Wisconsin law and applicable regulations, a Wisconsin savings bank that meets its regulatory capital requirements may declare dividends on capital stock based upon net profits to the Parent company, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year, in the case of annual dividends, has been transferred to paid-in surplus. In addition, prior WDFI approval is required before dividends exceeding 50% of net profits for any calendar year may be declared and before a stock dividend may be declared out of retained earnings. Under WDFI regulations, a Wisconsin savings bank which has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the payment causes the regulatory capital of the savings bank to fall below the amount required for its liquidation account.

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

Information with respect to dividends declared and paid by Waterstone Financial is disclosed under Holding Company Dividends.

Liquidity and Reserves
Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank's average daily balance of net withdrawable accounts plus short-term borrowings (the "Required Liquidity Ratio"). At December 31, 2014, WaterStone Bank's Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of "primary liquid assets," which are defined to include securities issued by the United States Government and United States Government agencies. At December 31, 2014, WaterStone Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2014, a depository institution is required to maintain average daily reserves equal to 3% on the first $103.6 million of transaction accounts and an initial reserve of $2.7 million, plus 10% of that portion of total transaction accounts in excess of $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve Board. Savings institutions have authority to borrow from the Federal Reserve's "discount window," but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. As of December 31, 2014, WaterStone Bank met its Regulation D reserve requirements.

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

A savings bank's loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to WaterStone Bank's loans. All loans by a savings bank to its insiders and insiders' related interests in the aggregate may not exceed the savings bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the greater of $25,000 or 2.5% of the savings bank's unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability.

An exception to this requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank. Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences. Effective April 1, 2006, this program was discontinued for new loan originations. Under the terms of the discontinued program, the employee interest rate is based on the Bank's cost of funds on December 31st of the immediately preceding year and is adjusted annually. At December 31, 2014, the rate of interest on an employee rate mortgage loan was 1.65%, compared to the weighted average rate of 4.49% on all single family mortgage loans. This rate increased to 1.73% effective March 1, 2015. Employee rate mortgage loans totaled $2.2 million, or 0.2%, of our residential mortgage loan portfolio on December 31, 2014.

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

WaterStone Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $17.5 million at December 31, 2014.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At December 31, 2014, WaterStone Bank had $350.0 million in advances from the Federal Home Loan Bank of Chicago.

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

Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") has resulted in significant changes to the regulation of insured depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated as of July 21, 2011. Responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Waterstone Financial, was transferred to the Federal Reserve Board, which also supervises bank holding companies.

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

In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, required originators of securitized loans to retain a percentage of the risk for the transferred loans, provided for regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, it is likely that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for WaterStone Bank and Waterstone Financial.

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

Holding Company Regulation

Waterstone Financial is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Waterstone Financial and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to WaterStone Bank. In addition, any company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank is subject to regulation as a savings bank holding company by the WDFI. Waterstone Financial is subject to regulation as a savings bank holding company under Wisconsin law. However, the WDFI has not issued specific regulations governing savings bank holding companies.

As a savings and loan holding company, Waterstone Financial's activities are limited to those activities permissible by law for financial holding companies (if Waterstone Financial makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity.  Such activities include lending and other activities permitted for bank holding companies, insurance and underwriting equity securities.  Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Waterstone Financial to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Holding Company Dividends

Waterstone Financial may declare and pay dividends on its common stock if its stockholders' equity would not be reduced below the amount of the liquidation account established by Waterstone Financial in connection with the conversion.  The source of dividends will depend on the net proceeds retained by Waterstone Financial and earnings thereon, and dividends from WaterStone Bank.  In addition, Waterstone Financial will be subject to state law limitations and federal bank regulatory policy on the payment of dividends. Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation's total assets would be less than the corporation's total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

The dividend rate and continued payment of dividends will depend on a number of factors, including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.

Federal Securities Laws Regulation

Securities Exchange Act.  Waterstone Financial common stock is registered with the Securities and Exchange Commission.  Waterstone Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Shares of common stock purchased by persons who are not affiliates of Waterstone Financial may be resold without registration. Shares purchased by an affiliate of Waterstone Financial are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Waterstone Financial meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Waterstone Financial that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Waterstone Financial, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Waterstone Financial may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Waterstone Financial unless the Federal Reserve Board has been given 60 days' prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution's directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company's voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Waterstone Financial, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a "savings and loan holding company" subject to registration, examination and regulation by the Federal Reserve Board.

Further, without the prior written approval of the Federal Reserve Board, no person may make an offer or announcement of an offer to purchase shares or actually acquire shares of a converted institution or its holding company for a period of three years from the date of the completion of the conversion if, upon the completion of such offer, announcement or acquisition, the person would become the beneficial owner of more than 10% of the outstanding stock of the institution or its holding company.  The Federal Reserve Board has defined "person" to include any individual, group acting in concert, corporation, partnership, association, joint stock company, trust, unincorporated organization or similar company, a syndicate or any other group formed for the purpose of acquiring, holding or disposing of securities of an insured institution.  However, offers made exclusively to a bank or its holding company, or to an underwriter or member of a selling group acting on the converting institution's or its holding company's behalf for resale to the general public, are excepted.  The regulation also provides civil penalties for willful violation or assistance in any such violation of the regulation by any person connected with the management of the converting institution or its holding company or who controls more than 10% of the outstanding shares or voting rights of a converted institution or its holding company.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2014, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Waterstone Financial is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a "bank" for tax purposes. At December 31, 2014, our total federal pre-base year bad debt reserve was approximately $16.7 million.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Due to a federal net operating loss carry back generated in 2008, Waterstone Financial became subject to alternative minimum tax for 2006 and 2007. At December 31, 2014, the Company had no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  A 2009 federal tax law change allows for a one-time carry back of either 2008 or 2009 taxable losses for up to five years.  Waterstone Financial had a federal net operating loss carryforward of $3.0 million at December 31, 2011, which was fully utilized during the year ended December 31, 2012.

Corporate Dividends-Received Deduction.  Waterstone Financial may exclude from its federal taxable income 100% of dividends received from WaterStone Bank as a wholly-owned subsidiary by filing consolidated tax returns.  The corporate dividends-received deduction is 80% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation.  The dividends-received deduction is 70% when the corporation receiving the dividend owns less than 20% of the distributing corporation.

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

Our state tax returns for the years ended 2010 through 2014 remain open for audit.

As a Maryland business corporation, Waterstone Financial is required to file an annual report and pay franchise taxes to the state of Maryland.

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

Our earnings and cash flows are dependent on our net interest income and income from our mortgage banking operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in market interest rates could have an adverse effect on our financial condition and results of operations.  If rates further decline or continue to stay in a low rate environment,  it could have a negative effect on net interest margin, reduced net interest income, and devaluation of our deposit base.
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

Managment believes it has implemented effective asset and liability management strategies to reduce the effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rate could have a material adverse effect on our financial condition and results of operations. Also, our interest rate models and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk."

We continue to experience high levels of delinquencies, non-accrual loans and charge-offs, which negatively affects our financial condition and results of operations.

We continue to experience high levels of non-accrual loans and loan delinquencies. Our non-accrual loans totaled $38.0 million, or 3.47% of total loans, at December 31, 2014, $51.0 million, or 4.66% of total loans, at December 31, 2013 and $74.7 million, or 6.59% of total loans, at December 31, 2012. Our loans past due totaled $34.1 million, or 3.12% of total loans receivable, at December 31, 2014, $44.0 million, or 4.03% of total loans receivable, at December 31, 2013 and $74.5 million, or 6.57% of total loans, at December 31, 2012. The continued elevated level of non-performing and delinquent loans has resulted in high levels of loan charge-offs. During the year ended December 31, 2014 and the year ended December 31, 2013, net charge-offs totaled $6.7 million and $11.3 million, respectively. Our high level of problem assets has also increased our costs associated with monitoring delinquent loans and managing and disposing of foreclosed property. We expect these costs to remain elevated until our delinquencies improve and we dispose of our foreclosed property. To the extent that our loan portfolio deteriorates, our financial condition and results of operations will be materially and adversely affected. Continued deterioration may also lead to actions by regulators that may have a direct material effect on our financial condition and results of operations.

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

Changes in the programs offered by secondary market purchasers or our ability to qualify for their programs may reduce our mortgage banking revenues, which would negatively impact our non-interest income.

We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and non-GSE investors.  These entities account for a substantial portion of the secondary market in residential mortgage loans.  Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations.

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

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions.  In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  If the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income.  Our emphasis on loan growth and on increasing our portfolio of commercial real estate loans, as well as any future credit deterioration, could require us to increase our allowance further in the future.

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

The Dodd-Frank Act has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies, such as New Waterstone, in addition to bank holding companies. The Dodd-Frank Act also instructed the Federal Reserve Board to set minimum capital levels for holding companies that are as stringent as those required for their insured depository subsidiaries, and requires the components of Tier 1 capital to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Savings and loan holding companies are subject to a five-year transition period before the holding company capital requirement will apply. The new capital rules were effective January 1, 2015.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury's Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions.  During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations.  While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

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

Changes in the valuation of our securities portfolio could hurt our profits.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts' reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  In analyzing an equity issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, losses may still occur.

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

Our failure to effectively deploy the net proceeds of our recently completed stock offering may have an adverse effect on certain profitability measures.

Of the total $248 million in net proceeds from the stock offering, we invested approximately $124 million in WaterStone Bank and used approximately $22.9 million to fund a loan to our employee stock ownership plan to purchase shares of common stock. We may use the remaining net proceeds to invest in short-term investments, repurchase shares of common stock, pay dividends or for other general corporate purposes.  WaterStone Bank may use the net proceeds it receives to fund new loans, expand its retail banking franchise by establishing or acquiring new branches or by acquiring other financial institutions or other financial services companies, or for other general corporate purposes. We will have significant flexibility in determining the amount of the net proceeds we apply to different uses and when we apply or reinvest such proceeds. Also, certain of these uses, such as opening new branches or acquiring other financial institutions, may require the approval of the WDFI, the Federal Deposit Insurance Corporation or the Federal Reserve Board. We have not established a timetable for reinvesting the net proceeds, and we cannot predict how long we will require to reinvest the net proceeds. Our failure to utilize these funds effectively would reduce our return on assets and return on equity and may adversely affect the value of our common stock.

Various factors may make takeover attempts more difficult to achieve.

Our articles of incorporation and bylaws, federal regulations, Maryland law, shares of restricted stock and stock options that we have granted or may grant to employees and directors and stock ownership by our management and directors, and various other factors may make it more difficult for companies or persons to acquire control of Waterstone Financial without the consent of our board of directors.  A shareholder may want a takeover attempt to succeed because, for example, a potential acquiror could offer a premium over the then prevailing price of our common stock.

 Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings.  Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and other participants in the financial services industry or we may not prevail in any proceeding or litigation.  There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit.  Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

We are subject to environmental liability risk associated with lending activities

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

We operate from our corporate center, our nine full-service banking offices, our drive-through office and nine automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin. In addition, we operate a loan production office in Minneapolis, Minnesota. The net book value of our premises, land, equipment and leasehold improvements was $25.6 million at December 31, 2014. The following table sets forth information with respect to our corporate center and our full-service banking offices as of February 28, 2015.

Corporate Center 11200 West Plank Court Wauwatosa, Wisconsin 53226	Wauwatosa 7500 West State Street Wauwatosa, Wisconsin 53213	Brookfield (1) 17495 W Capitol Dr. Brookfield, WI 53045

Franklin/Hales Corners 6555 South 108th Street Franklin, Wisconsin 53132	Germantown/Menomonee Falls W188N9820 Appleton Avenue Germantown, Wisconsin 53022	Oak Creek 6560 South 27th Street Oak Creek, Wisconsin 53154

Oconomowoc/Lake Country (1) 1233 Corporate Center Drive Oconomowoc, Wisconsin 53066	Pewaukee 1230 George Towne Drive Pewaukee, Wisconsin 53072	Waukesha/Brookfield 21505 East Moreland Blvd. Waukesha, Wisconsin 53186

Waukesha/Brookfield 21505 East Moreland Blvd. Waukesha, Wisconsin 53186	West Allis 10101 West Greenfield Avenue West Allis, Wisconsin 53214	Commercial Real Estate Loan Production Site (1) 701 Washington Avenue N Suite 525 Minneapolis, MN 55401
(1)	Leased property

In addition to our banking offices, as of December 31, 2014, our mortgage banking operation had 15 offices in Wisconsin, 12 offices in Florida, nine offices in Pennsylvania, eight offices in Minnesota, four offices in each of North Carolina and Indiana, two offices in each of Arizona, Illinois, Iowa, Ohio, and Tennessee and one office in each of Idaho, Maine, Maryland, Massachusetts, and New Hampshire.

Item 3.   Legal Proceedings

      We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At December 31, 2014, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4.   Mine Safety Disclosures

Not applicable

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

On January 23, 2014, Lamplighter Financial, MHC (the "MHC") completed its mutual-to-stock conversion pursuant to a Plan of Conversion. As part of the conversion, the MHC's ownership interest of Waterstone Financial was offered for sale in a public offering. The existing publicly held shares of the Waterstone-Federal, were exchanged for new shares of common stock of Waterstone Financial. The exchange ratio ensured that immediately after the conversion and public offering, the public shareholders of the Waterstone-Federal owned the same aggregate percentage of Waterstone Financial common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares).

Our shares of common stock are traded on the NASDAQ Global Select Market® under the symbol WSBF.  The approximate number of shareholders of record of Waterstone common stock as of February 28, 2015 was 1,779.  On that same date there were 34,418,121 shares of common stock outstanding.

The following table presents the high and low quarterly trading prices and dividends declared for Waterstone Financial's common stock for the years ended December 31, 2014 and 2013.

	2014
	High	Low	Dividends Declared
1st Quarter	$10.69	$10.06	$0.05
2nd Quarter	11.59	10.11	0.05
3rd Quarter	12.10	11.03	0.05
4th Quarter	13.15	11.54	0.05

		2013
	High	Low	Dividends Declared
1st Quarter	$7.91	$6.07	$-
2nd Quarter	9.26	6.92	-
3rd Quarter	10.11	8.78	-
4th Quarter	10.53	9.11	-

Stock prices during the year ended December 31, 2013 have been restated to reflect the completion of our second-step conversion at an exchange rate of 1.0973-to-one.

The Plan provided for the establishment of special "liquidation accounts" for the benefit of certain depositors of WaterStone Bank in an amount equal to the greater of the MHC's ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of Waterstone Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Board of Governors of the Federal Reserve System, WaterStone Bank is not permitted to pay dividends on its capital stock to Waterstone Financial, its sole shareholder, if WaterStone Bank's shareholder's equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts.

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

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the SNL Thrift NASDAQ Index and the Russell 2000. The graph assumes $100 was invested on December 31, 2009, in Waterstone Financial, Inc. common stock and each of those indices.

Waterstone Financial, Inc.

Total Return Performance
Waterstone Financial, Inc.
SNL Thrift NASDAQ index
Russell 2000
Index Value
800
700
600
500
400
300
200
100
0
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period Ending					
Index	**12/31/09**	**12/31/10**	**12/31/11**	**12/31/12**	**12/31/13**	**12/31/14**
Waterstone Financial, Inc.	100.00	158.54	92.20	380.49	541.46	713.46
SNL Thrift NASDAQ index	100.00	98.90	88.32	105.40	133.65	148.02
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95

Item 6.   Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

      The summary financial information presented below is derived in part from the Company's audited financial statements, although the table itself is not audited. The following data should be read together with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" later in this report. The Company's subscription offering related to its second-step conversion closed on December 17, 2013. As a result, cash and cash equivalents and deposits at December 31, 2013 include $388.7 million in proceeds from the offering.  Upon completion of the offering on January 23, 2014, $253.0 million of the proceeds were used to purchase shares and the remaining oversubscribed funds were returned to subscribers. The result has a significant impact on certain comparative balance sheet totals and on ratios that are based on those numbers.

	At or for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands, except per share amounts)

Selected Financial Condition Data:
Total assets	$1,783,380	$1,947,039	$1,661,076	$1,712,851	$1,808,966
Securities available for sale	273,443	213,418	205,017	206,519	203,166
Federal Home Loan Bank stock	17,500	17,500	20,193	21,653	21,653
Loans receivable, net	1,076,284	1,068,412	1,102,629	1,184,234	1,277,262
Loans held for sale	125,073	97,021	133,613	88,283	96,133
Cash and cash equivalents	172,820	429,169	71,469	80,380	75,331
Deposits	863,960	1,244,741	939,513	1,051,292	1,145,529
Borrowings	434,000	455,197	479,888	461,138	456,959
Total shareholders' equity	450,237	214,472	202,634	166,372	172,220
Allowance for loan losses	18,706	24,264	31,043	32,430	29,175
Real estate owned	18,706	22,663	35,974	56,670	57,752

Selected Operating Data:
Interest income	$63,634	$62,864	$69,846	$79,352	$89,933
Interest expense	22,327	23,658	27,901	32,836	40,269
Net interest income	41,307	39,206	41,945	46,516	49,664
Provision for loan losses	1,150	4,532	8,300	22,077	25,832
Net interest income after provision for loan losses	40,157	34,674	33,645	24,439	23,832
Noninterest income	84,568	87,799	91,203	43,229	38,993
Noninterest expense	104,818	99,144	102,138	74,579	64,627
Income (loss) before income taxes	19,907	23,329	22,710	(6,911)	(1,802)
Provision for income taxes (benefit)	7,175	8,621	(12,204)	562	52

Net income (loss)	$12,732	$14,708	$34,914	$(7,473)	$(1,854)

Income (loss) per share – basic	$0.38	$0.43	$1.02	$(0.22)	$(0.05)
Income (loss) per share – diluted	$0.38	$0.43	$1.02	$(0.22)	$(0.05)

	At or for the Year Ended December 31,
	2014	2013		2012		2011		2010
Selected Financial Ratios and Other Data:

Performance Ratios:
Return (loss) on average assets	0.71%	0.90%		2.07%		(0.43%)		(0.10%)
Return (loss) on average equity	2.89	7.01		18.89		(4.47)		(1.09)
Interest rate spread (1)	2.03	2.36		2.45		2.67		2.67
Net interest margin (2)	2.44	2.56		2.62		2.82		2.83
Noninterest expense to average assets	5.82	6.05		6.04		4.27		3.49
Efficiency ratio (3)	83.27	78.31		76.71		83.12		72.90
Average interest-earning assets to average interest-bearing liabilities	139.98	113.96		109.84		107.67		107.11
Dividend payout ratio (4)	52.48	N/	A	N/	A	N/	A	N/	A

Capital Ratios:
Waterstone Financial, Inc.:
Equity to total assets at end of period	25.25%	11.02%		12.20%		9.71%		9.52%
Average equity to average assets	24.51	12.82		10.94		9.55		9.18
Total capital to risk-weighted assets	41.25	N/	A	N/	A	N/	A	N/	A
Tier 1 capital to risk-weighted asssets	39.99	N/	A	N/	A	N/	A	N/	A
Tier 1 capital to average assets	24.80	N/	A	N/	A	N/	A	N/	A
WaterStone Bank:
Total capital to risk-weighted assets	31.98	21.67		17.34		14.58		14.13
Tier I capital to risk-weighted assets	30.73	20.41		16.07		13.31		12.87
Tier I capital to average assets	19.04	12.48		11.13		9.16		8.83

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.71%	2.22%		2.74%		2.67%		2.23%
Allowance for loan losses as a percent of non-performing loans	49.21	47.61		41.58		41.46		34.66
Net charge-offs to average outstanding loans during the period	0.55	0.94		0.76		1.43		1.75
Non-performing loans as a percent of total loans	3.47	4.66		6.59		6.43		6.44
Non-performing assets as a percent of total assets	3.18	3.78		6.66		7.88		7.85

Other Data:
Number of full-service banking offices	9	8		8		8		8
Number of full-time equivalent employees	731	849		726		574		595

(1)  Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)  Represents net interest income as a percent of average interest-earning assets.
(3)  Represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)  Ratio is based upon basic earnings per share
N/A - Not applicable

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

Our profitability is highly dependent on our net interest income, mortgage banking income, provision for loan losses and real estate owned expense. Net interest income is the difference between the interest income we earn on our interest earning assets which are loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings. The Company's banking subsidiary, WaterStone Bank is primarily a mortgage lender with loans secured by real estate comprising 98.2% of total loans receivable on December 31, 2014. Further, 88.0% of loans receivable are residential mortgage loans with multi-family loans comprising 47.7% of all loans on December 31, 2014. WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances. The Bank's mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as a primary source of funding loans held for sale. In addition, Waterstone Mortgage Corporation utilizes short-term repurchase agreements with other banks as needed. On December 31, 2014, deposits comprised 64.8% of total liabilities. Federal Home Loan Bank advances outstanding on December 31, 2014 totaled $350.0 million, or 26.3% of total liabilities. During the current prolonged period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments including cash and cash equivalents is prudent and positions the Company to take advantage of the investment, lending and interest rate risk management opportunities that will exist as the local and national economies recover from the recession.

During the year ended December 31, 2014, our results of operations were positively impacted a by significant decrease in our provision for loan losses and an increase in net interest income.  Our provision for loan losses decreased $3.4 million to $1.2 million for the year ended December 31, 2014 as compared to $4.5 million for the year ended December 31, 2013.  The decrease in provision for loan losses reflects an improvement in both the quality of our loan portfolio and the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2013, including impaired loans, loans contractually past due and non-accrual loans.  Furthermore, as a result of stabilization in the local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the "Asset Quality" discussion.

In addition to the improving asset quality leading to the positive impact of the decrease in provision for loan losses, net interest income increased $2.1 million to $41.3 million during the year ended December 31, 2014 compared to $39.2 million during the year ended December 31, 2013. The increase in net interest income resulted from an increase of $159.5 million in average-earning assets and a decrease of $77.0 million in average interest-bearing liabilities compared to the prior year.  However, net interest margin decreased 12 basis points compared to the prior year due to the current rate environment.

Offsetting the increase in net interest margin and decrease in the provision for loan losses, real estate owned expense increased $2.2 million to $2.5 million for the year ended December 31, 2014, compared to $255,000 for the year ended December 31, 2013.  The increase in expense was driven by a decrease in the number of properties sold at a gain for the year ended December 31, 2014 compared to prior year.  A total of 61 properties were sold at a gain, which totaled $1.2 million, for an average of $19,000 during the year ended December 31, 2014, compared to a total of 124 properties that were sold at a gain, which totaled $2.8 million, for an average of $23,000 during the year ended December 31, 2013. In addition, real estate owned writedowns increased slightly by $141,000 compared to prior year.

Due to the increase in net interest income and decrease in provision outweighting the offset in real estate owned expense, pre-tax income for our community banking segment increased $1.4 million to $15.2 million during the year ended December 31, 2014, compared to $13.8 million during the year ended December 31, 2013.

Offsetting the increase in pre-tax income generated from our community banking segment, pre-tax income from our mortgage banking segment decreased $5.0 million to $4.1 million during the year ended December 31, 2014, compared to $9.1 million during the year ended December 31, 2013. Sales volumes decreased slightly compared to the prior year, however, sales margins remained consistent. Mortgage banking segment revenues decreased $3.2 million, or 3.7%, to $81.7 million during the year ended December 31, 2014 compared to $84.9 million during the year ended December 31, 2013. In addition to the decrease in mortgage banking income, 2013 pre-tax income decreased in the mortgage banking segment due to an increase in general operating expenses. Total noninterest expense increased $2.0 million, or 2.7% to $78.3 million during the year ended December 31, 2014 compared to $76.2 million during the year ended December 31, 2013. The increase in expense resulted from an increase in occupancy, office furniture, and equipment expense, due to the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility during the year ended December 31, 2013.

Consolidated net income totaled $12.7 million for the year ended December 31, 2014, compared to $14.7 million during the year ended December 31, 2013.  Income tax expense totaled $7.2 million for the year ended December 31, 2014, which represents a 36.0% effective tax rate compared to a 37.0% effective tax rate in the prior year.

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

Income Taxes.  The Company and its subsidiaries file consolidated federal, combined state income tax, and separate state income tax returns. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as for net operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

Comparison of Financial Condition at December 31, 2014 and at December 31, 2013

Total Assets.  Total assets decreased by $163.7 million, or 8.4%, to $1.78 billion at December 31, 2014 from $1.95 billion at December 31, 2013.  The decrease in total assets primarily reflects the return of funds received in connection with our second-step stock offering.  As of December 31, 2013, the Company had received stock subscription proceeds totaling $388.7 million.  Prior to the completion of the stock offering, $16.5 million in proceeds were returned to subscribers who had canceled their subscription.  Upon the completion of the stock offering in January 2014, approximately $125.3 million in oversubscribed funds were returned to stock subscribers.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $256.3 million to $172.8 million at December 31, 2014 from $429.2 million at December 31, 2013.  As of December 31, 2013, the Company had received stock subscription proceeds totaling $388.7 million.  Prior to the completion of the stock offering, $16.5 million in funds were returned to subscribers who had canceled their subscriptions.  Upon the completion of the stock offering in January 2014, approximately $125.3 million in oversubscribed funds were returned to stock subscribers.  During the year ended December 31, 2014 cash and cash equivalents were also used to fund a $60.0 million increase in securities available for sale, a $28.1 million increase in loans held for sale, a $10.0 million increase in bank owned life insurance, and a $22.9 million loan to the ESOP Plan.

Securities Available for Sale. Securities available for sale increased by $60.0 million, or 28.1%, to $273.4 million at December 31, 2014 from $213.4 million at December 31, 2013.  This increase reflects a $39.8 million increase in government sponsored enterprise issued collateralized mortgage obligations, a $12.2 million increase in mortgage-backed securities and an $18.3 million increase in municipal securities, partially offset by an $11.2 million decrease in government sponsored enterprise bonds.

Loans Held for Sale.  Loans held for sale increased $28.1 million, or 28.9%, to $125.1 million at December 31, 2014 from $97.0 million at December 31, 2013.  During the year ended December 31, 2014, $1.66 billion in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $1.63 billion.

Loans Receivable.  Loans receivable held for investment increased $2.3 million, or 0.2%, to $1.09 billion at December 31, 2014 and 2013.  The increase in total loans receivable was primarily attributable to a $23.1 million increase in commercial real estate loans, which reflects an increase in market demand as well as a strategic plan to grow this segment of the loan portfolio. In addition to the commercial real estate loan growth, multi-family and commercial loans increased $684,000 and $1.2 million, respectively. These were partially offset by decreases in one-to-four family, home equity, and construction and land of $1.6 million, $6.2 million and $14.8 million.  During the year ended December 31, 2014, $16.6 million in loans were transferred to real estate owned and $8.9 million were charged-off.

Allowance for Loan Losses.  The allowance for loan losses decreased $5.6 million, or 22.9%, to $18.7 million at December 31, 2014 from $24.3 million at December 31, 2013.  The $5.6 million decrease in the allowance for loan losses during the year ended December 31, 2014 reflects an improvement in both the quality of the loan portfolio as well as the overall local real estate market.  We have experienced a stabilization or improvement in a number of key loan quality metrics compared to December 31, 2014, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.   As of December 31, 2014, the allowance for loan losses to total loans receivable was 1.71% and was equal to 49.21% of non-performing loans, compared to 2.22% and 47.61%, respectively, at December 31, 2013.  The $5.6 million decrease in the allowance for loan losses during the year ended December 31, 2014 reflects decreases across all loan categories with the exception of commercial real estate.  The decreases resulted from the charge-off of specific reserves and improvement of key loan quality metrics.  The increase in the allowance related to commercial real estate was driven by the growth of the overall balance of that category.

Cash Surrender Value of Life Insurance.  Total cash surrender value of life insurance increased $11.5 million, or 29.1%, to $50.8 million at December 31, 2014 from $39.4 million at December 31, 2013.  During the year ended December 31, 2014, the Company purchased a $10.0 million policy.

Real Estate Owned.  Total real estate owned decreased $4.0 million, or 17.5%, to $18.7 million at December 31, 2014 from $22.7 million at December 31, 2013.  During the year ended December 31, 2014, $16.6 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $1.5 million during the year ended December 31, 2014.  During the same period, sales of real estate owned totaled $19.1 million.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets decreased by $9.2 million, or 28.5%, to $23.1 million at December 31, 2014 from $32.4 million at December 31, 2013.  The decrease was primarily due to $5.4 million decrease in deferred tax assets which was driven by a $2.2 million decrease resulting from the decrease in the allowance for loan losses and a $1.7 million decrease resulting from the increase in the unrealized gain on available for sale investment securities.

Deposits.  Deposits decreased by $380.8 million, or 30.6%, from December 31, 2013 to December 31, 2014.  The decrease was driven by a decrease in money market and savings accounts that reflects the impact of our second-step stock offering. Total money market and savings deposits decreased $394.6 million, or 76.8%, to $119.2 million at December 31, 2014 from $513.7 million at December 31, 2013. As of December 31, 2013, the Company had received stock subscription proceeds totaling $388.7 million, which were held in a savings account. Upon the completion of the stock offering in January 2014, approximately $253.0 million of the proceeds were used to purchase common stock and the remaining funds were returned to subscribers. Total time deposits increased $14.9 million, or 2.3%, to $652.6 million at December 31, 2014 from $637.8 million at December 31, 2013. Total demand deposits decreased $1.1 million, or 1.2%, to $92.2 million at December 31, 2014 from $93.3 million at December 31, 2013.

Borrowings.  Total borrowings decreased $21.2 million, or 4.7%, to $434.0 million at December 31, 2014 from $455.2 million at December 31, 2013.  The decrease in borrowings relates to a decrease in the use of short-term repurchase agreements to finance loans held for sale.  The balance of these lines of credit decreased by $21.2 million to no outstanding balance at December 31, 2014, from $21.2 million at December 31, 2013.  The lines are used less frequently as loans held for sale are mostly funded internally with the increased cash raised from the offering.

Shareholders' Equity.  Shareholders' equity increased by $235.8 million, or 109.9%, to $450.2 million at December 31, 2014 from $214.5 million at December 31, 2013.  The increase in shareholders' equity was primarily due to $248.4 million in net proceeds from the second-step stock offering.  The increase also reflects a $12.7 million increase in retained earnings reflecting net income for the year ended December 31, 2014.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $2.7 million decrease in accumulated other comprehensive loss. The increases to equity were offset by a $21.7 million increase in unearned ESOP shares due to the purchase of 2,024,000 shares of stock by the ESOP plan and a $6.6 million decrease related to dividends declared during the year ended December 31, 2014.

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

	Years Ended December 31,
	2014			2013			2012
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable and held for sale	$1,215,051	57,316	4.72%	$1,209,477	58,470	4.83%	$1,276,271	64,317	5.03%
Mortgage related securities (2)	164,468	2,996	1.82%	132,823	1,849	1.39%	138,133	3,278	2.37%
Debt securities, federal funds sold and short-term investments (2)(3)	311,548	4,192	1.35%	189,269	3,221	1.70%	180,117	2,606	1.45%
Total interest-earning assets	1,691,067	64,504	3.81%	1,531,569	63,540	4.15%	1,594,521	70,201	4.40%
Noninterest-earning assets	108,621			105,245			95,222
Total assets	$1,799,688			$1,636,814			$1,689,743
Interest-bearing liabilities:
Demand accounts	$41,544	16	0.04%	$46,156	14	0.03%	$39,818	24	0.06%
Money market and savings accounts	160,575	113	0.07%	152,410	132	0.09%	127,261	273	0.21%
Certificates of deposit	640,858	4,797	0.75%	684,200	5,069	0.74%	809,446	9,180	1.13%
Total interest-bearing deposits	842,977	4,926	0.58%	882,766	5,215	0.59%	976,525	9,477	0.97%
Borrowings	442,731	17,401	3.93%	479,952	18,443	3.84%	475,114	18,424	3.87%
Total interest-bearing liabilities	1,285,708	22,327	1.74%	1,362,718	23,658	1.74%	1,451,639	27,901	1.92%

Noninterest-bearing liabilities
Non-interest bearing deposits	50,212			43,707			33,500
Other non-interest bearing liabilities	22,739			20,517			19,817
Total non-interest bearing liabilities	72,951			64,224			53,317
Total liabilities	1,358,659			1,426,942			1,504,956
Equity	441,029			209,872			184,787
Total liabilities and equity	$1,799,688			$1,636,814			$1,689,743
Net interest income		42,177			39,882			42,300
Net interest rate spread (4)			2.08%			2.41%			2.45%
Less: taxable equivalent adjustment		870			676			355
Net interest income, as reported		41,307			39,206			41,945
Net interest-earning assets (5)	$405,359			$168,851			$142,882
Net interest margin (6)			2.44%			2.56%			2.62%
Tax equivalent effect			0.05%			0.04%			0.03%
Net interest margin on a fully tax equivalent basis			2.49%			2.60%			2.65%
Average interest-earning assets to average interest-bearing liabilities	139.98%			113.96%			109.84%

(1)    Includes net deferred loan fee amortization income of $627,000, $640,000 and $657,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)    Average balance of available for sale securities is based on amortized historical cost.
(3)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.07%, 1.33%, and 1.25% for the years ended December 31, 2014, 2013, and 2012, respectively.
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

	Years Ended December 31,			Years Ended December 31,
	2014 versus 2013			2013 versus 2012
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale(1) (2)	$268	$(1,422)	$(1,154)	$(3,385)	$(2,462)	$(5,847)
Mortgage related securities(3)	500	647	1,147	(122)	(1,307)	(1,429)
Other interest-earning assets(3) (4)	2,254	333	2,587	136	479	615
Total interest-earning assets	3,022	(442)	2,580	(3,371)	(3,290)	(6,661)

Interest expense:
Demand accounts	(1)	3	2	3	(13)	(10)
Money market and savings accounts	7	(26)	(19)	46	(187)	(141)
Certificates of deposit	(325)	53	(272)	(1,273)	(2,838)	(4,111)
Total interest-bearing deposits	(319)	30	(289)	(1,224)	(3,038)	(4,262)
Borrowings	(1,477)	435	(1,042)	155	(136)	19

Total interest-bearing liabilities	(1,796)	465	(1,331)	(1,069)	(3,174)	(4,243)
Net change in net interest income	$4,818	$(907)	$3,911	$(2,302)	$(116)	$(2,418)

(1)	Includes net deferred loan fee amortization income of $627,000, $640,000 and $657,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our non-interest income and a majority of our non-interest expense. Accordingly, we have provided below a discussion of the material results of operations of Waterstone Mortgage Corporation on a separate basis for the years end December 31, 2014, 2013 and 2012, which focuses on a discussion of non-interest income and non-interest expense. We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

For further information, see note 20 of the notes to the audited consolidated financial statements at December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2014 and 2013

Mortgage banking segment revenues decreased $3.2 million, or 3.7%, to $81.7 million for the year ended December 31, 2014 compared to $84.9 million during the year ended December 31, 2013.   The $3.2 million decrease in mortgage banking revenues was attributable to a decrease in sales volume.  Loans originated for sale in the secondary market totaled $1.66 billion during the year ended December 31, 2014, compared to the $1.75 billion originated during the year ended December 31, 2013.  Sales margin remained consistent year over year.

During the year ended December 31, 2014, loan origination volume shifted towards loans made for the purpose of a purchase.  Loans originated for the purpose of a residential property purchase, which generally yield a higher margin than loans originated for the purpose of a refinance, comprised 87.0% of total originations during the year ended December 31, 2014, compared to 67.9% during the year ended December 31, 2013.  The mix of loan type stayed consistent with conventional loans and governmental loans comprising 62.6% and 37.4% of all loan originations, respectively, during the year ended December 31, 2014.  During the year ended December 31, 2013 conventional loans and governmental loans comprised 62.7% and 37.3% of all loan originations, respectively.  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.

During the year ended December 31, 2014, the Company sold mortgage servicing rights related to $713.0 million in loans receivable with a book value of $4.6 million at a gain of $2.5 million.  The sales were timed to take advantage of preferable market pricing conditions.  During the year ended December 31, 2013, the Company sold $541.6 million in loans receivable with a book value $2.8 million at a gain of $2.6 million.

Total compensation, payroll taxes and other employee benefits decreased $858,000, or 1.5%, to $54.6 million for the year ended December 31, 2014 from $55.5 million during the year ended December 31, 2013.  The decrease in compensation expense was a direct result of the decrease in mortgage banking income, given our commission-based loan officer compensation model.

Occupancy expense increased $1.8 million, or 35.1%, to $7.0 million during the year ended December 31, 2014 compared to $5.2 million during the year ended December 31, 2013.  The increase resulted from the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility during the year ended December 31, 2013.

Comparison of Consolidated Operating Results for the Years Ended December 31, 2014 and 2013

General. Net income for the year ended December 31, 2014 totaled $12.7 million, or $0.38 for both basic and diluted income per share, compared to net income of $14.7 million, or $0.43 for both basic and diluted loss per share, for the year ended December 31, 2013.  The year ended December 31, 2014 generated a return on average assets of 0.71% and a return on average equity of 2.89%, compared to a return on average assets of 0.90% and a return on average equity of 7.01% for the year ended December 31, 2013. Return on average assets and return on average equity was adversely impacted by both the decrease in net income as well as the increase in average assets and equity resulting from the net proceeds from the stock offering. Income before income taxes decreased $3.4 million to $19.9 million during the year ended December 31, 2014, compared to $23.3 million during the year ended December 31, 2013. The pre-tax results of operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013 reflect a $5.0 million decrease in pre-tax income from the mortgage banking segment partially offset by a $1.4 million increase in pre-tax income from the community banking segment. Income tax expense totaled $7.2 million during the year ended December 31, 2014, compared to $8.6 million for the year ended December 31, 2013

Total Interest Income. Total interest income increased $770,000, or 1.2%, to $63.6 million during the year ended December 31, 2014 from $62.9 million during the year ended December 31, 2013.

Interest income on loans decreased $1.2 million, or 2.0%, to $57.3 million during the year ended December 31, 2014 from $58.5 million during the year ended December 31, 2013.  The decrease in interest income was primarily due to an 11 basis point decrease in the average yield on loans to 4.72% for the year ended December 31, 2014 from 4.83% for the year ended December 31, 2013.  Offsetting the decrease in yield, the average balance of loans outstanding increased $5.6 million to $1.22 billion during the year ended December 31, 2014 from $1.21 billion during the year ended December 31, 2013.

Interest income from mortgage-related securities increased $1.1 million, or 62.0%, to $3.0 million during the year ended December 31, 2014 from $1.8 million during the year ended December 31, 2013.  The increase in interest income was due to a 43 basis point increase in the average yield on mortgage-related securities to 1.82% for the year ended December 31, 2014 from 1.39% for the year ended  December 31, 2013.  The average balance of mortgage-related securities increased $31.6 million, or 23.8%, to $164.5 million for the year ended December 31, 2014 compared to $132.8 million for the year ended December 31, 2013.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $777,000, or 30.5%, to $3.3 million for the year ended December 31, 2014 compared to $2.5 million for the year ended December 31, 2013.  Interest income on other interest earning assets increased due to an increase in the average balance of other earning assets of $122.3 million to $311.5 million during the year ended December 31, 2014 from $189.3 million during the year ended December 31, 2013.  The increase in average balance reflects the $248.3 million in net proceeds that were received from our stock offering during January 2014.  During the year ended December 31, 2014, a portion of these proceeds were held as cash and cash equivalents.  The increase in interest income due to an increase in volume was partially offset by a 27 basis point decrease in the average yield on other interest earning assets to 1.07% for the year ended December 31, 2014 from 1.34% for the year ended December 31, 2013.  The significant decrease in average yield reflects the significant increase in the balance of lower yielding cash and cash equivalents, resulting from the stock offering.

Total Interest Expense. Total interest expense decreased by $1.3 million, or 5.6%, to $22.3 million during the year ended December 31, 2014 from $23.7 million during the year ended December 31, 2013.  The decrease in interest expense was due to a decrease of $77.0 million, or 5.7%, in the average balance of interest-bearing liabilities to $1.29 billion during the year ended December 31, 2014 from $1.36 billion during the year ended December 31, 2013. The average cost of funds stayed consistent at 1.74% for the years ended December 31, 2014 and December 31, 2013.

Interest expense on deposits decreased $289,000, or 5.5%, to $4.9 million during the year ended December 31, 2014 from $5.2 million during the year ended December 31, 2013.  The decrease in interest expense on deposits was primarily due to a decrease in the average balance of interest-bearing deposits of $39.8 million, or 4.5%, to $843.0 million during the year ended December 31, 2014 from $882.8 million during the year ended December 31, 2013.  Additionally, the average cost of deposits decreased to 0.58% for the year ended December 31, 2014 compared to 0.59% for the year ended December 31, 2013.  The decrease in the cost of deposits reflects the current low interest rate environment due to the Federal Reserve's low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The average balance of time deposits decreased $43.3 million, or 6.3%, to $640.9 million during the year ended December 31, 2014 from $684.2 million during the year ended December 31, 2013.  The decrease in the average balance of time deposits was offset by an increase in money market and savings accounts. The average balance of money market and savings accounts increased $8.2 million, or 5.4%, to $160.6 million during the year ended December 31, 2014 from $152.4 million during the year ended December 31, 2013.

Interest expense on borrowings decreased $1.0 million, or 5.6%, to $17.4 million during year ended December 31, 2014 from $18.4 million during the year ended December 31, 2013. The average balance of borrowings outstanding decreased $37.2 million, or 7.8%, to $442.7 million during the year ended December 31, 2014 from $480.0 million during the year ended December 31, 2013.  The decreased use of borrowings as a funding source during the year ended December 31, 2014 reflects a decreased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market.  The cost of average borrowings increased by nine basis points to 3.93% for the year ended December 31, 2014 compared to 3.84% for the year ended December 31, 2013.  The increase in the average cost resulted solely from the mortgage banking segment's reduced reliance on external short-term repurchase agreements.

Net Interest Income. Net interest income increased by $2.1 million, or 5.4%, to $41.3 million during the year ended December 31, 2014 as compared to $39.2 million during the year ended December 31, 2013.  The increase in net interest income resulted from a $159.5 million increase in interest earning assets, primarily due to proceeds received from the offering partially offset by a 34 basis point decrease in our net interest rate spread to 2.02% during the year ended December 31, 2014 from 2.36% during the year ended December 31, 2013

Provision for Loan Losses. Our provision for loan losses decreased $3.4 million, or 74.6%, to $1.2 million during the year ended December 31, 2014 from $4.5 million during the year ended December 31, 2013.  The decrease in provision for loan losses reflects an improvement in both the quality of our loan portfolio and the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2013, including impaired loans, loans contractually past due and non-accrual loans.  Furthermore, as a result of stabilization in the local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income. Total noninterest income decreased $3.2 million, or 3.7%, to $84.6 million during the year ended December 31, 2014 from $87.8 million during the year ended December 31, 2013.  The decrease resulted primarily from a decrease in mortgage banking income, consistent with industry trends.

Mortgage banking income decreased $2.3 million, or 2.8%, to $78.0 million for the year ended December 31, 2014, compared to $80.3 million during the year ended December 31, 2013.  See "Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2014 and 2013" above, for a discussion of the increase in mortgage banking income.

Other noninterest income decreased $1.3 million to $3.8 million during the year ended December 31, 2014 compared to $5.1 million during the year ended December 31, 2013. The decrease was primarily due to less servicing fees received on loans sold with mortgage servicing rights retained.  The loan balance with servicing rights retained decreased in the second half of the prior year and continued throughout the current year due to sales of those loans.  The Company sold mortgage servicing rights related to $713.0 million in loans receivable during the year ended December 31, 2014 and $541.6 million in loans receivable during second half of the year ended December 31, 2013.

Noninterest Expense. Total noninterest expense increased $5.7 million, or 5.7%, to $104.8 million during the year ended December 31, 2014 from $99.1 million during the year ended December 31, 2013.  The increase was primarily due to increases in occupancy, office furniture and equipment and real estate owned expense.

Compensation, payroll taxes and other employee benefit expense increased $365,000, or 0.5%, to $69.2 million during the year ended December 31, 2014 from $68.8 million during the year ended December 31, 2013.  Compensation, payroll taxes and other employee benefits at our banking segment increased $1.4 million, or 10.3%, to $14.9 million for the year ended December 31, 2014 compared to $13.5 million during the year ended December 31, 2013. Offsetting the increase at the banking segment, the mortgage banking segment decreased $858,000, or 1.5%, to $54.6 million during the year ended December 31, 2014 from $55.5 million during the year ended December 31, 2013.

Real estate owned expense totaled $2.5 million during the year ended December 31, 2014 compared to $255,000 during the year ended December 31, 2013.  Real estate owned income or expense includes the operating costs related to the properties, net of rental income.  In addition, it includes net gain or loss recognized upon the sale of real estate acquired through foreclosure, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The increase in real estate owned expense results from a decrease in net gains recognized upon the sale of properties.  Sales and write-downs of real estate owned resulted in a net loss of $659,000 during the year ended December 31, 2014.  During the year ended December 31, 2013, sales and write downs of real estate owned resulted in a net gain of $1.4 million.  Net operating expense, which primarily relates to property taxes, maintenance and management fees, net of rental income, increased $153,000 to $1.8 million during the year ended December 31, 2014 compared to $1.7 million during the year ended December 31, 2013.

Occupancy expense increased $2.2 million, or 27.0%, to $10.4 million during the year ended December 31, 2014 compared to $8.2 million during the year ended December 31, 2013.  The increase resulted from an expansion of the mortgage banking segment's branch network as well as the relocation of the mortgage banking segment's corporate headquarters to a larger leased facility during the year ended December 31, 2013.

Income Taxes.  Driven by a decrease in pre-tax income, income tax expense decreased $1.4 million, or 16.8%, to $7.2 million during the year ended December 31, 2014, compared to $8.6 million during the year ended December 31, 2013.  Income tax expense was recognized during the year ended December 31, 2014 at an effective rate of 36.0% compared to an effective rate of 37.0% during the year ended December 31, 2013.

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

Consolidated net income totaled $14.7 million for the year ended December 31, 2013, compared to $34.9 million during the year ended December 31, 2012.  Income tax expense totaled $8.6 million for the year ended December 31, 2013, which represents a 37.0% effective tax rate.  During the year ended December 31, 2012, we recognized an income tax benefit of $12.2 million, which resulted from the release of a valuation reserve against deferred tax assets.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 11.4% and 10.1% for the years ended December 31, 2014 and 2013. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month's average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. The Bank's primary and total regulatory liquidity at December 31, 2014 were 26.64% and 41.79%, respectively.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2014 and 2013, $172.8 million and $429.2 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the Federal Home Loan Bank of Chicago.  The significant increase in cash and cash equivalents as of December 31, 2013 resulted from $388.7 million received in conjunction with the Company's stock offering.  The proceeds were held as cash and cash equivalents through the January 22, 2014 closing date of the offering.

On October 10, 2007, the Federal Home Loan Bank of Chicago entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Federal Home Loan Bank of Chicago has received approval of the Director of the Office of Supervision of the Federal Housing Finance Board (the "OS Director"). The order also provides that dividend declarations are subject to the prior written approval of the OS Director. We currently hold, at cost, $17.5 million of Federal Home Loan Bank of Chicago stock, all of which we believe we will ultimately be able to recover. During 2012, the Federal Home Loan Bank of Chicago received authorization to resume dividend payments to its members and received authorization to initiate an excess stock repurchase plan. Subject to a quarterly assessment of the Federal Home Loan Bank of Chicago's capacity to repurchase, the stock repurchase plan will allow for the repurchase of member bank's excess stock that they no longer wish to hold.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2014, loan repayments net of loan originations resulted in a negative cash flows of $25.7 million compared to positive cash flows of $16.1 million and $51.0 million for the years ended December 31, 2013 and 2012. The lack of growth in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company's tightened underwriting standards given the current economic conditions. Cash received from the calls, maturities and principal repayments of debt and mortgage related securities and structured notes totaled $46.4 million, $43.1 million and $109.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. We purchased $103.6 million, $60.8 million and $134.9 million in debt securities, mortgage related securities and certificates of deposits classified as available for sale during the years ended December 31, 2014, 2013 and 2012, respectively. We sold none, $921,000 and $30.1 million in available for sale debt and mortgage related securities during the years ended December 31, 2014, 2013 and 2012, respectively.

Deposits decreased by $380.8 million, or 30.6%, from December 31, 2013 to December 31, 2014. The decrease in deposits was the result of a $394.6 million decrease in money market and savings accounts (December 31, 2013 included $388.7 million of deposits from the second-step offering) and a $1.1 million, or 1.2%, decrease in demand deposits, partially offset by a $14.9 million, or 2.3%, increase in certificates of deposits.  Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors. The net increase in deposits was $305.2 million during the year ended December 31, 2013 and a net decrease $111.8 million for the year ended December 31, 2012.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At December 31, 2014, we had $350.0 million in fixed-rate advances from the Federal Home Loan Bank of Chicago, of which none were due within 12 months, but all of which are putable at the option of the Federal Home Loan Bank of Chicago. The weighted average rate on these advances was 3.89% as of December 31, 2014.

At December 31, 2014, we had outstanding commitments to originate loans of $18.9 million and unfunded commitments under construction loans, lines of credit and standby letters of credit of $39.5 million. At December 31, 2014, certificates of deposit scheduled to mature in less than one year totaled $417.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, Federal Reserve Discount Window or brokered deposits to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2014, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines. See "Supervision and Regulation—Capital Requirements" and note 9 of the notes to the consolidated financial statements.

The net proceeds from the stock offering have significantly increased our liquidity, capital resources and our regulatory capital ratios. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, and strategic initiatives. Our financial condition and results of operations has been enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity and assets resulting from the net proceeds from the stock offering, our return on average equity and return on average assets have been adversely affected following the stock offering.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

      WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2014 and the respective maturity dates.

Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five	Over Five
	Total	Less	Three Years	Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$211,325	$211,325	$-	$-	$-
Certificates of deposit (4)	652,635	417,484	223,212	11,939	-
Bank lines of credit (4)	-	-	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	285,000	65,000	-
Repurchase agreements (2) (4)	84,000	-	84,000	-	-
Operating leases (3)	10,451	2,349	3,246	1,955	2,901
Salary continuation agreements	425	170	255	-	-
Total Contractual Obligations	$1,308,836	$631,328	$595,713	$78,894	$2,901
_______________
(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest that will accrue on the advances.  All Federal Home Loan Bank advances are callable on a quarterly basis.
(2)  The repurchase agreements are callable on a quarterly basis.
(3)  Represents non-cancellable operating leases for offices and equipment.
(4)  Excludes interest.

      The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2014. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments(1)	$18,889	$18,889	$-	$-	$-
Unused portion of home equity lines of credit(2)	14,775	14,775	-	-	-
Unused portion of construction loans(3)	12,333	12,333	-	-	-
Unused portion of business lines of credit	11,599	11,599	-	-	-
Standby letters of credit	766	766	-	-	-

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

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2014 (unaudited)
Interest income	$15,053	$16,141	$16,600	$15,840
Interest expense	5,353	5,531	5,686	5,757
Net interest income	9,700	10,610	10,914	10,083
Provision for loan losses	250	285	315	300
Net interest income after provision for loan losses	9,450	10,325	10,599	9,783
Total noninterest income	17,058	23,196	23,911	20,403
Total noninterest expense	23,632	27,603	27,030	26,553
Income before income taxes	2,876	5,918	7,480	3,633
Income taxes	993	2,148	2,715	1,319
Net income	$1,883	$3,770	$4,765	$2,314
Income per share – basic	$0.05	$0.11	$0.14	$0.08
Income per share - diluted	$0.05	$0.11	$0.14	$0.08

2013 (unaudited)
Interest income	$16,186	$15,898	$15,533	$15,247
Interest expense	6,040	5,977	5,955	5,686
Net interest income	10,146	9,921	9,578	9,561
Provision for loan losses	1,760	1,200	1,000	572
Net interest income after provision for loan losses	8,386	8,721	8,578	8,989
Total noninterest income	23,033	26,707	21,030	17,029
Total noninterest expense	23,871	27,447	24,416	23,410
Income before income taxes	7,548	7,981	5,192	2,608
Income taxes	2,923	3,054	1,973	671
Net income	$4,625	$4,927	$3,219	$1,937
Income per share – basic	$0.14	$0.14	$0.09	$0.06
Income per share - diluted	$0.13	$0.14	$0.09	$0.06

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

      Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

Percentage Increase (Decrease) in Estimated Net Annual Interest Income Over 12 Months

400 basis point gradual rise in rates	11.43%
300 basis point gradual rise in rates	8.56%
200 basis point gradual rise in rates	5.79%
100 basis point gradual rise in rates	2.86%
Unchanged rate scenario	0.00%
100 basis point gradual decline in rates (1)	-1.72%

(1)  Given the current low point in the interest rate cycle, down scenarios in excess of 100 basis points are not meaningful.
      WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 20% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario. In addition, projected changes in the economic value of equity are limited to a maximum decline of 25% to 30% for interest rate movements of up to 400 basis points when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate. At December 31, 2014, a 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 2.86% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 1.72%. At December 31, 2014, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 0.85% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 0.79%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
 Waterstone Financial, Inc.:

We have audited the accompanying consolidated statement of financial condition of Waterstone Financial, Inc. and Subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waterstone Financial, Inc. and Subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waterstone Financial, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2015 expressed an unqualified opinion on the effectiveness of Waterstone Financial, Inc. and Subsidiaries' internal control over financial reporting.

/s/ McGladrey LLP

Milwaukee, Wisconsin
March 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Waterstone Financial, Inc.:

We have audited the accompanying consolidated statement of financial condition of Waterstone Financial, Inc. and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Waterstone Financial, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Milwaukee, Wisconsin
March 21, 2014

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2014 and 2013

	December 31,
	2014	2013
Assets	(In Thousands, except share data)
Cash	$145,846	428,832
Federal funds sold	21,268	93
Interest-earning deposits in other financial institutions and other short term investments	5,706	244
Cash and cash equivalents	172,820	429,169
Securities available for sale (at fair value)	273,443	213,418
Loans held for sale (at fair value)	125,073	97,021
Loans receivable	1,094,990	1,092,676
Less: Allowance for loan losses	18,706	24,264
Loans receivable, net	1,076,284	1,068,412

Office properties and equipment, net	25,562	27,090
Federal Home Loan Bank stock (at cost)	17,500	17,500
Cash surrender value of life insurance	50,848	39,378
Real estate owned	18,706	22,663
Prepaid expenses and other assets	23,144	32,388
Total assets	$1,783,380	1,947,039

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$92,162	93,275
Money market and savings deposits	119,163	513,716
Time deposits	652,635	637,750
Total deposits	863,960	1,244,741

Short-term borrowings	-	21,197
Long-term borrowings	434,000	434,000
Advance payments by borrowers for taxes	4,991	2,482
Other liabilities	30,192	30,147
Total liabilities	1,333,143	1,732,567

Shareholders' equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares in 2014 and 20,000,000 in 2013, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares in 2014 and 200,000,000 in 2013 Issued - 34,420,094 in 2014 and 34,073,670 in 2013 Outstanding - 34,420,094 in 2014 and 31,349,317 in 2013	344	341
Additional paid-in capital	313,894	110,480
Retained earnings	157,304	151,195
Unearned ESOP shares	(22,552)	(854)
Accumulated other comprehensive (loss) income, net of taxes	1,247	(1,429)
Treasury shares (0 in 2014 and 2,724,353 in 2013), at cost	-	(45,261)
Total shareholders' equity	450,237	214,472
Total liabilities and shareholders' equity	$1,783,380	1,947,039

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2014, 2013 and 2012

	Years ended December 31,
	2014	2013	2012
	(In Thousands, except per share amounts)
Interest income:
Loans	$57,316	58,470	64,317
Mortgage-related securities	2,996	1,849	3,278
Debt securities, federal funds sold and short-term investments	3,322	2,545	2,251
Total interest income	63,634	62,864	69,846
Interest expense:
Deposits	4,926	5,215	9,477
Borrowings	17,401	18,443	18,424
Total interest expense	22,327	23,658	27,901
Net interest income	41,307	39,206	41,945
Provision for loan losses	1,150	4,532	8,300
Net interest income after provision for loan losses	40,157	34,674	33,645
Noninterest income:
Service charges on loans and deposits	1,486	1,337	1,331
Increase in cash surrender value of life insurance	1,290	1,076	1,071
Total gain (loss) on other-than-temporary impaired investment	44	-	(190)
Portion of (gain) loss recognized in other comprehensive income (before tax)	(61)	-	(23)
Net impairment losses recognized in earnings	(17)	-	(213)
Mortgage banking income	77,982	80,260	87,375
(Loss) Gain on sale of available for sale securities	-	(9)	522
Other	3,827	5,135	1,117
Total noninterest income	84,568	87,799	91,203
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	69,172	68,807	63,507
Occupancy, office furniture, and equipment	10,369	8,165	6,968
Advertising	2,949	3,085	2,647
Data processing	2,245	2,032	1,523
Communications	1,690	1,557	1,277
Professional fees	2,393	2,386	2,109
Real estate owned	2,482	255	8,746
FDIC insurance premiums	1,395	1,986	3,390
Other	12,123	10,871	11,971
Total noninterest expenses	104,818	99,144	102,138
Income before income taxes	19,907	23,329	22,710
Income tax expense (benefit)	7,175	8,621	(12,204)
Net income	$12,732	14,708	34,914
Income per share:
Basic	$0.38	0.43	1.02
Diluted	$0.38	0.43	1.02
Weighted average shares outstanding:
Basic	33,406	34,185	34,076
Diluted	33,643	34,439	34,194

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years ended December 31, 2014, 2013 and 2012

	Years ended December 31,
	2014	2013	2012
	(In Thousands)
Net income	$12,732	14,708	34,914
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available for sale securities arising during the period, net of tax (expense) benefit of ($1,722), $2,436 and ($791) respectively	2,666	(3,719)	1,082
Reclassification adjustment for net loss (gain) on available for sale securities realized during the period, net of tax expense (benefit) of ($7), ($4) and $124, respectively	10	5	(185)
Total other comprehensive (loss) income	2,676	(3,714)	897
Comprehensive income	$15,408	10,994	35,811
See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2014, 2013 and 2012

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total Shareholders' Equity
	(In Thousands)
Balances at December 31, 2011	31,250	$340	110,894	101,573	(2,562)	1,388	(45,261)	166,372

Comprehensive income:
Net income	-	-	-	34,914	-	-	-	34,914
Other comprehensive income	-	-	-	-	-	897	-	897
Total comprehensive income								35,811
ESOP shares committed to be released to Plan participants	-	-	(548)	-	854	-	-	306
Stock based compensation	98	1	144	-	-	-	-	145

Balances at December 31, 2012	31,348	$341	110,490	136,487	(1,708)	2,285	(45,261)	202,634

Comprehensive income:
Net income	-	-	-	14,708	-	-	-	14,708
Other comprehensive loss:	-	-	-	-	-	(3,714)	-	(3,714)
Total comprehensive income								10,994
ESOP shares committed to be released to Plan participants	-	-	(136)	-	854	-	-	718
Stock based compensation	1	-	126	-	-	-	-	126

Balances at December 31, 2013	31,349	$341	110,480	151,195	(854)	(1,429)	(45,261)	214,472

Comprehensive income:
Net income	-	-	-	12,732	-	-	-	12,732
Other comprehensive income:	-	-	-	-	-	2,676	-	2,676
Total comprehensive income								15,408
Purchase of ESOP shares	-	-	-	-	(22,884)	-	-	(22,884)
ESOP shares committed to be released to Plan participants	-	-	31	-	1,186	-	-	1,217
Cash dividend, $0.20 per share	-	-	-	(6,623)	-	-	-	(6,623)
Stock compensation activity, net of tax	14	-	116	-	-	-	-	116
Stock based compensation expense	-	-	109	-	-	-	-	109
Merger of Lamplighter Financial, MHC	(23)	(231)	305	-	-	-	-	74
Exchange of common stock	(8)	(83)	83	-	-	-	-	-
Treasury stock retired	-	(27)	(45,234)	-	-	-	45,261	-
Proceeds of stock offering, net of costs	34	344	248,004	-	-	-	-	248,348
Balances at December 31, 2014	34,420	$344	313,894	157,304	(22,552)	1,247	-	450,237

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012

	Years ended December 31,
	2014	2013	2012
	(In Thousands)
Operating activities:
Net income	$12,732	14,708	34,914
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,150	4,532	8,300
Provision for depreciation	3,283	2,717	2,081
Deferred income taxes	3,716	5,394	(16,895)
Stock based compensation	109	126	145
Net amortization of premium/discount on debt and mortgage related securities	1,583	2,203	1,647
Amortization of unearned ESOP shares	1,217	718	306
Amortization and valuation allowance on mortgage servicing rights	445	1,125	389
Gain on sale of loans held for sale	(82,146)	(73,548)	(90,171)
Loans originated for sale	(1,661,376)	(1,751,054)	(1,749,426)
Proceeds on sales of loans originated for sale	1,715,470	1,861,194	1,794,268
(Increase) decrease in accrued interest receivable	(225)	(352)	612
Increase in cash surrender value of life insurance	(1,290)	(1,076)	(1,071)
Increase (decrease) in accrued interest on deposits and borrowings	5	(120)	(372)
(Decrease) increase in other liabilities	(1,581)	(6,007)	4,796
(Decrease) increase in accrued tax payable	(453)	(3,119)	(161)
Loss (gain) on sale of available for sale securities	-	9	(522)
Impairment of securities	17	-	213
Net (gain) loss related to real estate owned	659	(1,415)	6,162
Gain on sale of mortgage servicing rights	(2,456)	(2,578)	-
Other	6,925	(1,173)	(3,352)
Net cash (used in) provided by operating activities	(2,216)	52,284	(8,137)

Investing activities:
Net (increase) decrease in loans receivable	(25,668)	16,133	51,023
Purchases of:
Debt securities	(22,009)	(44,540)	(19,269)
Mortgage related securities	(80,837)	(16,264)	(115,660)
Certificates of deposits	(735)	-	-
Premises and equipment, net	(1,949)	(5,360)	(1,674)
Bank owned life insurance	(10,180)	(240)	(240)
Proceeds from:
Principal repayments on mortgage-related securities	28,515	36,952	35,504
Maturities of debt securities	17,864	6,170	71,065
Sales of debt securities	-	921	11,798
Sales of mortgage-related securities	-	-	18,291
Calls of structured notes	-	-	2,648
Sales of foreclosed properties and other assets	19,751	27,604	36,580
Redemption of FHLB stock	-	2,693	1,459
Net cash (used in) provided by investing activities	(75,248)	24,069	91,525

Financing activities:
Net increase (decrease) in deposits	9,523	305,228	(111,779)
Net increase (decrease) in short-term borrowings	(21,197)	(24,691)	18,750
Net increase in advance payments by borrowers for taxes	2,509	810	730
Cash dividends in common stock	(5,003)	-	-
Financing for purchase of ESOP shares	(22,884)	-	-
Proceeds from stock option exercises	49	-	-
Oversubscribed stock proceeds returned to subscribers	(141,882)	-	-
Net cash (used in) provided by financing activities	(178,885)	281,347	(92,299)
(Decrease) Increase in cash and cash equivalents	(256,349)	357,700	(8,911)
Cash and cash equivalents at beginning of year	429,169	71,469	80,380
Cash and cash equivalents at end of year	$172,820	429,169	71,469

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax payments	3,847	6,265	4,852
Interest payments	22,322	23,778	28,273
Noncash investing activities:
Loans receivable transferred to other real estate	16,645	13,552	22,282
Deposits utilized to purchase common stock	248,422	-	-
Dividends declared but not paid in other liabilities	1,620	-	-

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2014, 2013 and 2012

1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Waterstone Financial, Inc. and subsidiaries (collectively, the "Company"), conform to U.S. generally accepted accounting principles, or ("GAAP"), and are used in preparing and presenting these consolidated financial statements.

(a)      Plan of Conversion and Reorganization

On June 6, 2013, the Board of Directors of Lamplighter Financial, MHC ("MHC") and the Board of Directors of Waterstone Financial, Inc., a federal corporation, ("Waterstone-Federal") adopted a Plan of Conversion and Reorganization (the "Plan"). Pursuant to the Plan, Waterstone Financial, Inc., a Maryland corporation, ("New Waterstone") was organized and the MHC converted from the mutual holding company form of organization to the fully public form on January 22, 2014.  As part of the conversion, the MHC's ownership interest of Waterstone-Federal was offered for sale in a public offering. A total of 25,300,000 shares were sold in the offering at a price $10.00 per share, resulting in gross proceeds of $253.0 million.  Expenses related to the offering totaled approximately $4.7 million.  The existing publicly held shares of Waterstone-Federal were exchanged for new shares of common stock of New Waterstone at a conversion ratio of 1.0973-to-one.  The exchange ratio ensured that immediately after the conversion and public offering, the public shareholders of Waterstone-Federal owned the same aggregate percentage of New Waterstone common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering was completed, New Waterstone became the holding company of WaterStone Bank SSB and succeeded to all of the business and operations of Waterstone-Federal and each of Waterstone-Federal and Lamplighter Financial, MHC ceased to exist.  A total of 34,405,458 shares of New Waterstone common stock were outstanding after the completion of the offering and exchange.

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

New Waterstone did not engage in any business prior to the completion of the mutual-to-stock conversion of Lamplighter Financial, MHC on January 22, 2014. Consequently, these financial statements and footnotes reflect the financial condition and operating results of Waterstone-Federal and its subsidiaries, including the Bank, until January 22, 2014, and of New Waterstone, and its subsidiaries, including the Bank, thereafter. The words "Waterstone Financial," "we" and "our" thus are intended to refer to Waterstone-Federal and its subsidiaries with respect to matters and time periods occurring on or before January 22, 2014, and to New Waterstone and its subsidiaries with respect to matters and time periods occurring thereafter.

b)	Nature of Operations

The Company is a one-bank holding company with two operating segments – community banking and mortgage banking.  The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to originate real estate, business and consumer loans.

The Bank provides a full range of financial services to customers through branch locations in southeastern Wisconsin. In addition, the Bank has a loan production office in Minneapolis, Minnesota.  The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

The consolidated financial statements include the accounts and operations of Waterstone Financial, Inc. and its wholly owned subsidiary, WaterStone Bank.  The Bank has the following wholly owned subsidiaries: Wauwatosa Investments, Inc., Waterstone Mortgage Corporation, and Main Street Real Estate Holdings, LLC.. All significant intercompany accounts and transactions have been eliminated in consolidation.

d)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the allowance for loan losses, income taxes, and fair value measurements. Actual results could differ from those estimates and the current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

Other Than Temporary Impairment

One of the significant estimates related to securities is the evaluation of investments for other than temporary impairment.  The Company assesses  investment securities with unrealized loss positions for other than temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either temporary or other than temporary.  In evaluating other than temporary impairment, management considers the length of time and extent to which the fair value has been less than cost and the expected recovery period of the security, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.  Declines in the fair value of investment securities below amortized cost are deemed to be other than temporary when the Company cannot assert that it will recover its amortized cost basis, including whether the present value of cash flows expected to be collected is less than the amortized cost basis of the security. If it is more likely than not that the Company will be required to sell the security before recovery or if the Company has the intent to sell, an other than temporary impairment write down is recognized in earnings equal to the difference between the security's amortized cost and its fair value.  If it is not more likely than not that the Company will be required to sell the security before recovery and if the Company does not intend to sell, the other than temporary impairment write down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to other factors, which is recognized as a separate component of equity.  Following the recognition of an other than temporary impairment representing credit loss, the book value of an investment less the impairment loss realized becomes the new cost basis.  Because the Company's assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other than temporary impairment exists and, if so, the amount considered other than temporarily impaired, or not impaired, is subjective and, therefore, the timing and amount of other than temporary impairments constitute material estimates that are subject to significant change.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is carried at cost, which is the amount that the stock is redeemable by tendering to the FHLBC or the amount at which shares can be sold to other FHLBC members.  FHLBC dividends are recognized as income on their ex-dividend date.

g)	Loans Held for Sale

The origination of residential real estate loans is an integral component of the business of the Company. The Company generally sells its originations of long-term fixed interest rate mortgage loans in the secondary market, and on a selective basis, retains the rights to service the loans sold. Gains and losses on the sales of these loans are determined using the specific identification method. Mortgage loans originated for sale are generally sold within 45 days after closing.

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

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprise approximately 69.8 % of total mortgage banking noninterest expense.

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

Loan interest income is recognized on the accrual basis.  Accrual of interest is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due more than 90 days with respect to interest or principal. At that time, previously accrued and uncollected interest on such loans is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

A loan is accounted for as a troubled debt restructuring if the Company, for economic reasons related to the borrower's financial condition, grants a concession to the borrower that it would not otherwise consider.  A troubled debt restructuring typically involves a modification of terms such as a reduction of the stated interest rate, a deferral of principal payments or a combination of both for a temporary period of time.  If the borrower was performing in accordance with the original contractual terms at the time of the restructuring, the restructured loan is accounted for on an accruing basis as long as the borrower continues to comply with the modified terms.  If the loan was not accounted for on an accrual basis at the time of restructuring, the restructured loan remains in non-accrual status until the loan completes a minimum of six consecutive contractual payments.

i)	Allowance for Loan Losses

The allowance for loan losses is presented as a reserve against loans and represents the Bank's assessment of probable loan losses inherent in the loan portfolio.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Estimated loan losses are charged against the allowance when the loan balance is confirmed to be uncollectible directly or indirectly by the borrower or upon initiation of a foreclosure action by the Bank.  Subsequent recoveries, if any, are credited to the allowance as long as it is within 90 days of being transferred to real estate owned.

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

Real estate owned consists of properties acquired through, or in lieu of, loan foreclosure.  Real estate owned is transferred into the portfolio at estimated net realizable value.  To the extent that the net carrying value of the loan exceeds the estimated fair value of the property at the date of transfer, the excess is charged to the allowance for loan losses within 90 days of being transferred.  Subsequent write-downs to reflect current fair market value, as well as gains and losses upon disposition and revenue and expenses incurred in maintaining such properties, are treated as period costs and included in real estate owned in the consolidated statements of operations.

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

The Company and its subsidiaries file consolidated federal and combined state income tax returns. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax returns.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

Earnings per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.  Shares of the Employee Stock Ownership Plan committed to be released are considered outstanding for both common and diluted EPS.  Incentive stock compensation awards granted can result in dilution.

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

r)	Impact of Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits." This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose. In these cases, the unrecognized tax benefit should be presented as a liability. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The adoption of this accounting standard did not have a material impact on the Company's results of operations, financial position or liquidity.

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

2)	Securities

Securities Available for Sale

The amortized cost and fair value of the Company's investment in securities follow:

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$115,670	1,582	(124)	117,128
Collateralized mortgage obligations
Government sponsored enterprise issued	58,821	320	(70)	59,071
Mortgage related securities	174,491	1,902	(194)	176,199

Government sponsored enterprise bonds	6,750	2	(41)	6,711
Municipal securities	76,037	1,442	(371)	77,108
Other debt securities	7,404	159	(35)	7,528
Debt securities	90,191	1,603	(447)	91,347

Certificates of deposit	5,880	17	-	5,897
	$270,562	3,522	(641)	273,443

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$104,462	1,192	(731)	104,923
Collateralized mortgage obligations
Government sponsored enterprise issued	18,946	320	(25)	19,241
Mortgage related securities	123,408	1,512	(756)	124,164

Government sponsored enterprise bonds	18,171	4	(241)	17,934
Municipal securities	61,014	802	(3,023)	58,793
Other debt securities	5,000	160	-	5,160
Debt securities	84,185	966	(3,264)	81,887

Certificates of deposit	7,350	32	(15)	7,367
	$214,943	2,510	(4,035)	213,418

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2014, $98.2 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of December 31, 2014, $1.3 million of municipal securities were pledged as collateral to secure mortgage related activities.

The amortized cost and fair value of securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2014
	Amortized cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$5,767	5,803
Due after one year through five years	24,274	24,549
Due after five years through ten years	40,505	40,487
Due after ten years	25,525	26,405
Mortgage-related securities	174,491	176,199
	$270,562	273,443

Total proceeds and gross gains and losses from sales of investment securities available for sale for each of periods listed below.

	December 31,
	2014	2013	2012
	(In Thousands)
Gross gains	$-	6	522
Gross losses	-	(15)	-
Gains on sale of investment securities, net	$-	(9)	522

Proceeds from sales of investment securities	$-	921	30,089

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$10,537	(13)	12,489	(111)	23,026	(124)
Collateralized mortgage obligations
Government sponsored enterprise issued	23,131	(70)	-	-	23,131	(70)
Government sponsored enterprise bonds	2,739	(11)	2,970	(30)	5,709	(41)
Municipal securities	5,671	(19)	21,344	(352)	27,015	(371)
Other debt securities	4,977	(35)	-	-	4,977	(35)
Certificates of deposit	490	-	-	-	490	-
	$47,545	(148)	36,803	(493)	84,348	(641)

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$45,094	(539)	5,349	(192)	50,443	(731)
Collateralized mortgage obligations
Government sponsored enterprise issued	5,669	(25)	-	-	5,669	(25)
Government sponsored enterprise bonds	15,530	(241)	-	-	15,530	(241)
Municipal securities	37,498	(2,546)	4,708	(477)	42,206	(3,023)
Certificates of deposit	3,660	(15)	-	-	3,660	(15)
	$107,451	(3,366)	10,057	(669)	117,508	(4,035)

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

As of December 31, 2014, the Company identified two municipal securities that were deemed to be other-than-temporarily impaired.  Both securities were issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to these two securities. As of December 31, 2014, these securities had a combined amortized cost of $198,000 and a total life-to-date impairment of $117,000.

As of December 31, 2014, the Company had 53 municipal securities, six mortgage-backed securities, and two government sponsored enterprise bonds which had been in an unrealized loss position for twelve months or longer.  These securities were determined not to be other-than-temporarily impaired as of December 31, 2014. The Company has determined that the decline in fair value of these securities is not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

The following table presents the change in other-than-temporary credit related impairment charges on municipal securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit related impairments on securities as of December 31, 2012	$100
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Reduction for sales of securities for which other-than-temporary was previously recognized	-
Credit related impairments on securities as of December 31, 2013	100
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	17
Credit related impairments on securities as of December 31, 2014	$117

3)	Loans Receivable

Loans receivable at December 31, 2014 and 2013 are summarized as follows:

	December 31,
	2014	2013
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$411,979	413,614
Multi family	522,281	521,597
Home equity	29,207	35,432
Construction and land	17,081	31,905
Commercial real estate	94,771	71,698
Consumer	200	134
Commercial loans	19,471	18,296
Total loans receivable	$1,094,990	1,092,676

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company's Milwaukee metropolitan area and while 88.0% of the Company's loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.

Qualifying loans receivable totaling $844.2 million and $882.9 million are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at both December 31, 2014 and December 31, 2013.

An analysis of past due loans receivable as of December 31, 2014 and 2013 follows:

	As of December 31, 2014
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$3,767	3,743	12,196	19,706	392,273	411,979
Multi family	462	280	11,092	11,834	510,447	522,281
Home equity	268	153	250	671	28,536	29,207
Construction and land	90	-	362	452	16,629	17,081
Commercial real estate	225	-	947	1,172	93,599	94,771
Consumer	-	-	-	-	200	200
Commercial loans	34	-	265	299	19,172	19,471
Total	$4,846	4,176	25,112	34,134	1,060,856	1,094,990

	As of December 31, 2013
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$4,994	5,236	17,499	27,729	385,885	413,614
Multi family	804	1,293	7,743	9,840	511,757	521,597
Home equity	373	205	465	1,043	34,389	35,432
Construction and land	-	39	4,195	4,234	27,671	31,905
Commercial real estate	287	-	357	644	71,054	71,698
Consumer	-	-	-	-	134	134
Commercial loans	-	-	521	521	17,775	18,296
Total	$6,458	6,773	30,780	44,011	1,048,665	1,092,676

(1)	Includes $1.6 million and $1.1 million for December 31, 2014 and 2013, respectively, which are on non-accrual status.
(2)	Includes $795,000 and $5.7 million for December 31, 2014 and 2013, respectively, which are on non-accrual status.
(3)	Includes $10.5 million and $12.9 million for December 31, 2014 and 2013, respectively, which are on non-accrual status.

As of December 31, 2014 and 2013, there are no loans that are 90 or more days past due and still accruing interest.

A summary of the activity for the years ended December 31, 2014, 2013 and 2012 in the allowance for loan losses follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2014
Balance at beginning of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264
Provision for loan losses	(1,081)	3,205	(1,208)	(505)	721	(27)	45	1,150
Charge-offs	(2,424)	(5,247)	(191)	(496)	(199)	(5)	(293)	(8,855)
Recoveries	1,833	189	14	75	27	6	3	2,147
Balance at end of period	$9,877	5,358	422	687	1,951	8	403	18,706

Year ended December 31, 2013
Balance at beginning of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043
Provision for loan losses	1,479	859	305	1,719	303	(2)	(131)	4,532
Charge-offs	(8,706)	(1,640)	(630)	(1,480)	(160)	-	(8)	(12,624)
Recoveries	957	258	35	51	-	6	6	1,313
Balance at end of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264

Year ended December 31, 2012
Balance at beginning of period	$17,475	8,252	1,998	2,922	941	28	814	32,430
Provision for loan losses	6,149	534	559	(181)	1,500	6	(267)	8,300
Charge-offs	(6,472)	(1,108)	(485)	(1,668)	(1,182)	(4)	(59)	(10,978)
Recoveries	667	56	25	250	-	-	293	1,291
Balance at end of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2014 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$2,386	731	63	13	526	-	7	3,726
Allowance related to loans collectively evaluated for impairment	7,491	4,627	359	674	1,425	8	396	14,980

Balance at end of period	$9,877	5,358	422	687	1,951	8	403	18,706

Loans individually evaluated for impairment	$29,509	15,562	589	2,266	3,077	-	299	51,302

Loans collectively evaluated for impairment	382,470	506,719	28,618	14,815	91,694	200	19,172	1,043,688
Total gross loans	$411,979	522,281	29,207	17,081	94,771	200	19,471	1,094,990

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2013 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$2,631	2,196	862	624	370	-	258	6,941
Allowance related to loans collectively evaluated for impairment	8,918	5,015	945	989	1,032	34	390	17,323

Balance at end of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264

Loans individually evaluated for impairment	$37,064	17,221	1,956	6,527	1,298	17	580	64,663

Loans collectively evaluated for impairment	376,550	504,376	33,476	25,378	70,400	117	17,716	1,028,013
Total gross loans	$413,614	521,597	35,432	31,905	71,698	134	18,296	1,092,676

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of December 31, 2014 and 2013:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At December 31, 2014	(In Thousands)
Substandard	$28,945	12,638	624	2,266	3,077	-	299	47,849
Watch	10,779	7,070	278	1,377	2,186	-	840	22,530
Pass	372,255	502,573	28,305	13,438	89,508	200	18,332	1,024,611
	$411,979	522,281	29,207	17,081	94,771	200	19,471	1,094,990

At December 31, 2013	(In Thousands)
Substandard	$37,060	14,809	2,169	6,576	1,298	17	580	62,509
Watch	14,402	13,108	1,077	1,866	1,401	-	1,120	32,974
Pass	362,152	493,680	32,186	23,463	68,999	117	16,596	997,193
	$413,614	521,597	35,432	31,905	71,698	134	18,296	1,092,676

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

The following tables present data on impaired loans at December 31, 2014 and 2013.

	As of or for the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid YTD
			(In Thousands)
Total Impaired with Reserve
One- to four-family	$11,864	13,345	2,386	1,481	15,982	515
Multi family	7,438	10,285	731	2,847	12,720	177
Home equity	144	144	63	-	195	7
Construction and land	47	61	13	14	63	-
Commercial real estate	2,984	3,544	526	560	4,211	128
Consumer	-	-	-	-	-	-
Commercial	7	7	7	-	12	1
	$22,484	27,386	3,726	4,902	33,183	828

Total Impaired with no Reserve

One- to four-family	$17,645	19,795	-	2,150	23,215	860
Multi family	8,124	9,364	-	1,240	12,693	439
Home equity	445	445	-	-	554	15
Construction and land	2,219	2,332	-	113	3,379	97
Commercial real estate	93	93	-	-	126	4
Consumer	-	-	-	-	-	-
Commercial	292	535	-	243	470	2
	$28,818	32,564	-	3,746	40,437	1,417

Total Impaired

One- to four-family	$29,509	33,140	2,386	3,631	39,197	1,375
Multi family	15,562	19,649	731	4,087	25,413	616
Home equity	589	589	63	-	749	22
Construction and land	2,266	2,393	13	127	3,442	97
Commercial real estate	3,077	3,637	526	560	4,337	132
Consumer	-	-	-	-	-	-
Commercial	299	542	7	243	482	3
	$51,302	59,950	3,726	8,648	73,620	2,245

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

	As of or for the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid YTD
			(In Thousands)
Total Impaired with Reserve
One- to four-family	$12,263	12,674	2,631	411	13,256	577
Multi family	13,352	13,400	2,196	48	14,047	660
Home equity	1,427	1,427	862	-	1,536	59
Construction and land	3,087	3,087	624	-	3,092	93
Commercial real estate	839	1,324	370	485	1,339	35
Consumer	-	-	-	-	-	-
Commercial	569	569	258	-	570	1
	$31,537	32,481	6,941	944	33,840	1,425

Total Impaired with no Reserve

One- to four-family	$24,801	30,519	-	5,718	30,629	1,080
Multi family	3,869	4,902	-	1,033	5,431	114
Home equity	529	529	-	-	533	12
Construction and land	3,440	6,133	-	2,693	6,135	62
Commercial real estate	459	523	-	64	524	27
Consumer	17	17	-	-	19	1
Commercial	11	11	-	-	11	1
	$33,126	42,634	-	9,508	43,282	1,297

Total Impaired

One- to four-family	$37,064	43,193	2,631	6,129	43,885	1,657
Multi family	17,221	18,302	2,196	1,081	19,478	774
Home equity	1,956	1,956	862	-	2,069	71
Construction and land	6,527	9,220	624	2,693	9,227	155
Commercial real estate	1,298	1,847	370	549	1,863	62
Consumer	17	17	-	-	19	1
Commercial	580	580	258	-	581	2
	$64,663	75,115	6,941	10,452	77,122	2,722
The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $28.8 million of impaired loans as of December 31, 2014 for which no allowance has been provided, $3.7 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan's net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

The following presents data on troubled debt restructurings:

	As of December 31, 2014
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$4,724	8	$10,233	55	$14,957	63
Multi family	2,923	2	4,797	7	7,720	9
Home equity	-	-	98	1	98	1
Construction and land	1,866	2	-	-	1,866	2
Commercial real estate	1,306	1	170	1	1,476	2

	$10,819	13	$15,298	64	$26,117	77

	As of December 31, 2013
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$6,218	13	$11,875	70	$18,093	83
Multi family	2,710	1	5,314	4	8,024	5
Home equity	-	-	972	3	972	3
Construction and land	1,408	1	833	2	2,241	3
Commercial real estate	-	-	257	2	257	2

	$10,336	15	$19,251	81	$29,587	96

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At December 31, 2014, $26.1 million in loans had been modified in troubled debt restructurings and $15.3 million of these loans were included in the non-accrual loan total.  The remaining $10.8 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $1.5 million valuation allowance has been established as of December 31, 2014 with respect to the $26.1 million in troubled debt restructurings.  As of December 31, 2013, $2.6 million in valuation allowance had been established with respect to the $29.6 million in troubled debt restructurings.

If an updated credit department review indicates no other evidence of elevated credit risk and the borrower completes a minimum of six consecutive contractual payments, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type at December 31, 2014 and 2013:

	As of December 31, 2014
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$15,306	36	2,014	7	17,320	43
Principal forbearance	490	3	2,632	1	3,122	4
Interest reduction	4,875	11	800	19	5,675	30
	$20,671	50	5,446	27	26,117	77

	As of December 31, 2013
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$15,160	37	3,638	19	18,798	56
Principal forbearance	5,240	5	-	-	5,240	5
Interest reduction	3,317	11	2,232	24	5,549	35
	$23,717	53	5,870	43	29,587	96

The following presents data on troubled debt restructurings:

	For the Year Ended
	December 31, 2014		December 31, 2013
	Amount	Number	Amount	Number
	(Dollars in Thousands)		(Dollars in Thousands)
Loans modified as a troubled debt restructure
One- to four-family	$2,939	14	1,682	9
Multi family	1,337	5	-	-
Home equity	98	1	37	1
Commercial real estate	1,306	1	-	-
	$5,680	21	1,719	10

There were no troubled debt restructurings within the past twelve months for which there was a default during the year ended December 31, 2014 or December 31, 2013.

The following table presents data on non-accrual loans:

	As of December 31,
	2014	2013
	(Dollars in Thousands)
Residential
One- to four-family	$23,918	30,207
Multi family	12,001	13,498
Home equity	445	1,585
Construction and land	401	4,195
Commercial real estate	947	938
Commercial	299	521
Consumer	-	17
Total non-accrual loans	$38,011	50,961

Total non-accrual loans to total loans	3.47%	4.66%
Total non-accrual loans to total assets	2.13%	2.62%

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2014	2013
	(In Thousands)
Land	$6,442	6,444
Office buildings and improvements	28,085	27,634
Furniture and equipment	16,339	15,195
	50,866	49,273
Less accumulated depreciation	(25,304)	(22,183)
	$25,562	27,090

Depreciation of premises and equipment totaled $3.3 million, $2.7 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company and certain subsidiaries are obligated under non-cancelable operating leases for other facilities and equipment.  Rent and equipment lease expense totaled $4.5 million, $3.3 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The appropriate minimum annual commitments under all non-cancelable lease agreements as of December 31, 2014 are as follows:

Operating leases
(In Thousands)
Within one year	$2,349
One to two years	1,764
Two to three years	1,482
Three to four years	1,200
Four through five years	755
After five years	2,901
Total	$10,451

5)	Real Estate Owned

Real estate owned is summarized as follows:

	December 31,
	2014	2013
	(In Thousands)
One- to four-family	$10,796	12,980
Multi-family	2,210	3,040
Construction and land	5,400	6,258
Commercial real estate	300	385
	$18,706	22,663

The following table presents the activity in real estate owned:

	Year Ended December 31,
	2014	2013
	(In Thousands)
Real estate owned at beginning of period	$22,663	35,974
Transferred in from loans receivable	16,645	13,552
Sales	(19,057)	(25,734)
Write downs	(1,523)	(1,382)
Other activity	(22)	253
Real estate owned at end of period	$18,706	22,663

6)	Mortgage Servicing Rights

The following table presents the activity related to the Company's mortgage servicing rights:

	Year ended December 31,
	2014	2013
	(In Thousands)
Mortgage servicing rights at beginning of the period	$3,377	$3,220
Additions	4,181	4,077
Amortization	(435)	(1,125)
Sales	(4,602)	(2,795)
Mortgage servicing rights at end of the period	2,521	3,377
Valuation allowance at end of period	(10)	-
Mortgage servicing rights at the end of the period, net	$2,511	$3,377

During the twelve months ended December 31, 2014, $1.7 billion in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $1.6 billion, generating mortgage banking income of $78.0 million. The unpaid principal balance of loans serviced for others was $308.1 million and $563.7 million at December 31, 2014 and December 31, 2013 respectively. These loans are not reflected in the consolidated statements of financial condition.

During the twelve months ended December 31, 2014, the Company sold mortgage servicing rights related to $713.0 million in loans receivable and with a book value of $4.6 million for $7.1 million resulting in a gain on sale of $2.5 million. During the twelve months ended December 31, 2013, the Company sold mortgage servicing rights related to $541.6 million in loans receivable and with a book value of $2.8 million for $5.4 million resulting in a gain on sale of $2.6 million.

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2014 for the periods indicated:

		(In Thousands)
Estimate for the years ended December 31:	2015	$406
2016		367
2017		330
2018		294
2019		184
Thereafter		930
Total		$2,511

7)	Deposits

The aggregate amount of time deposit accounts with balances greater than $250,000 at December 31, 2014 and 2013 amounted to $34.6 million and $23.9 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2014	2013	2012
	(In Thousands)
Interest-bearing demand deposits	$16	13	23
Money market and savings deposits	113	132	272
Time deposits	4,797	5,070	9,182
	$4,926	5,215	9,477

A summary of the contractual maturities of time deposits at December 31, 2014 is as follows:

(In Thousands)
Within one year	$417,484
One to two years	195,873
Two to three years	27,339
Three to four years	9,463
Four through five years	2,476
$652,635

The Company's subscription offering related to its second step conversion closed on December 17, 2013. As a result, money market and savings deposits at December 31, 2013 include $388.7 million in proceeds from the offering. Of the total proceeds, $253.0 million was reserved for the purchase of common stock and remaining funds were returned to subscribers upon completion of the conversion.

8)	Borrowings

Borrowings consist of the following:

	December 31, 2014		December 31, 2013
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(In Thousands)
Short-term repurchase agreements	$-	0.00%	21,197	3.19%

Federal Home Loan Bank advances maturing:
2016	220,000	4.34%	220,000	4.34%
2017	65,000	3.19%	65,000	3.19%
2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing:
2017	84,000	3.96%	84,000	3.96%
	$434,000	3.89%	455,197	3.86%

The short-term repurchase agreements represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed.  The short-term repurchase agreement has no outstanding balance on a total commitment of $35.0 million at December 31, 2014.

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

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $98.2 million at December 31, 2014.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 75% of the carrying value of unencumbered one- to four-family mortgage loans, 40% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $17.5 million at December 31, 2014 and $17.5 million at December 31, 2013. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

Effective December 11, 2012, the WDFI and the Federal Deposit Insurance Corporation terminated a consent order originally agreed to by WaterStone Bank on November 25, 2009 and replaced it with a memorandum of understanding.  The memorandum of understanding required, among other things, maintenance of a minimum Tier I capital ratio of 8.5% and a minimum Total risk based capital ratio of 12.0%.  The memorandum of understanding was subsequently terminated by the WDFI and the Federal Deposit Insurance Corporation effective November 4, 2013. The Company and its subsidiaries were in full compliance with all regulatory orders throughout the term of each order.

As of December 31, 2014 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for the Bank as of December 31, 2014 and 2013 are presented in the table below:

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
WaterStone Bank
Total capital (to risk-weighted assets)	$357,514	31.98%	89,428	8.00%	111,785		10.00%
Tier I capital (to risk-weighted assets)	343,483	30.73%	44,714	4.00%	67,071		6.00%
Tier I capital (to average assets)	343,483	19.04%	72,175	4.00%	90,219		5.00%
State of Wisconsin (to total assets)	343,483	19.33%	106,643	6.00%	N/	A	N/	A

	December 31, 2013
WaterStone Bank
Total capital (to risk-weighted assets)	$219,146	21.67%	80,887	8.00%	101,109		10.00%
Tier I capital (to risk-weighted assets)	206,364	20.41%	40,443	4.00%	60,665		6.00%
Tier I capital (to average assets)	206,364	12.48%	66,161	4.00%	82,701		5.00%
State of Wisconsin (to total assets)	206,364	10.65%	116,252	6.00%	N/	A	N/	A

10)	Stock Based Compensation

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

Assumptions are used in estimating the fair value of stock options granted.  The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the SEC simplified approach to calculating expected term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the actual volatility of Waterstone Financial, Inc. stock from the original date of issue, October 4, 2005.  The following assumptions were used in estimating the fair value of options granted in the year ended 2012.  There were no options granted during the years ended December 31, 2014 or 2013.

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

A summary of the Company's stock option activity for the years ended December 31, 2014, 2013 and 2012 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Years Remaining in Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding December 31, 2011	869,610	$14.88	5.37	-
Options exercisable at December 31, 2011	657,282	15.75	5.12	-

Granted	279,811	1.85		-
Exercised	(3,291)	4.24		9
Forfeited	(26,335)	8.14		(72)
Outstanding December 31, 2012	1,119,795	11.95	5.69	1,622
Options exercisable at December 31, 2012	816,939	15.12	4.31	80

Granted	-	-		-
Exercised	(1,097)	1.72		(9)
Forfeited	(19,751)	4.63		(112)
Outstanding December 31, 2013	1,098,947	12.11	4.18	2,744
Options exercisable at December 31, 2013	870,707	14.23	3.28	636

Granted	-	-		-
Exercised	(31,624)	1.73		361
Forfeited	(96,576)	13.33		(18)
Outstanding December 31, 2014	970,747	12.33	3.32	797
Options exercisable at December 31, 2014	824,803	14.16	2.67	(829)

The following table summarizes information about the Company's nonvested stock option activity for the years ended December 31, 2014 and 2013:

Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2012	302,854	$1.35
Granted	-	-
Vested	(62,546)	1.41
Forfeited	(12,070)	1.36
Nonvested at December 31, 2013	228,238	1.33

Nonvested at December 31, 2013	228,238	$1.33
Granted	-	-
Vested	(62,543)	1.41
Forfeited	(19,751)	1.14
Nonvested at December 31, 2014	145,944	1.32

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  During the year ended December 31, 2014, no options were granted, 96,576 were forfeited, of which 82,297 were vested.  During the year ended December 31, 2013, no options were granted, 19,751 were forfeited, of which 7,681 were vested.  During the year ended December 31, 2012, 279,811 options were granted and 26,335 were forfeited, of which 10,973 were vested.  Expense for the stock options granted of $80,000, $81,000 and $94,000 was recognized during the years ended December 31, 2014, 2013 and 2012, respectively.  At December 31, 2014, the Company had $138,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 23 months.

The following table summarizes information about the Company's restricted stock shares activity for the years ended December 31, 2014 and 2013:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	110,827	$1.79
Granted	-	-
Vested	(23,043)	2.09
Forfeited	-	-
Nonvested at December 31, 2013	87,784	1.72

Nonvested at December 31, 2013	87,784	1.72
Granted	-	-
Vested	(21,945)	1.73
Forfeited	(16,459)	1.73
Nonvested at December 31, 2014	49,380	1.73

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  During the year ended December 31, 2014, no shares of restricted stock were granted and 16,459 shares were forfeited.  During the year ended December 31, 2013, no shares of restricted stock were granted and no shares were forfeited.  Expense for the restricted stock awards of $28,000, $45,000 and $51,000 was recorded for the years ended December 31, 2014, 2013 and 2012, respectively.  At December 31, 2014, the Company had $57,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period 24 months.

11)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank's Plan.  Waterstone Mortgage employees over 18 years of age are eligible to participate in its Plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made matching contributions of $488,000, $486,000 and $70,000 to the Plans during the years ended December 31, 2014, 2013 and 2012 respectively.

The Company has a nonqualified salary continuation plan for one former employee. This agreement provides for payments of specific amounts over a 10-year period subsequent to the employee's retirement. The deferred compensation liability was accrued ratably to the employee's respective normal retirement date. Payments made to the retired employee reduce the liability.  As of December 31, 2014 and 2013, approximately $384,000 and $535,000 was accrued related to this plan. This agreement is funded by a life insurance policy with a death benefit of $7.1 million and a cash surrender value of $3.9 million and $3.6 million at December 31, 2014 and 2013, respectively. The former employee has no interest in this policy.  There was no expense for compensation under this agreement during the years ended December 31, 2014, 2013 and 2012.

12)	Employee Stock Ownership Plan

All employees are eligible to participate in the WaterStone Bank Employee Stock Ownership Plan (the "Plan") after they attain twenty one years of age and complete twelve consecutive months of service in which they work at least 1,000 hours of service.  During the year ended December 31, 2005, the Plan borrowed $8.5 million from the Company and purchased 835,610 shares of common stock of the Company in the open market.  The Plan debt is secured by shares of the Company.  The Company has committed to make annual contributions to the Plan necessary to repay the loan, including interest.  The loan was scheduled to be repaid in ten annual installments through the year ended December 31, 2015.  A total of 83,561 shares remained from the purchase during the year ended 2014.

During the year ended December 31, 2014, the Plan borrowed an additional $23.8 million from the Company and refinanced the remaining 83,561 shares, purchased an additional 2,024,000 shares of common stock of the Company in the open market.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-twentieth of the total 2,107,561 shares are scheduled to be released annually as shares are earned over a period of twenty years, beginning with the period ended December 31, 2014.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as "Unearned ESOP shares" in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $1,200,000.0 million, $719,000 and $306,000, respectively for the years ended December 31, 2014, 2013 and 2012.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, is as follows:

	2014	2013
Beginning ESOP shares	83,561	167,122
Shares purchased under 2014 plan	2,024,000	-
Shares committed to be released	(105,378)	(83,561)
Unreleased shares	2,002,183	83,561

Fair value of unreleased shares (2014 in millions, 2013 in thousands)	$26.2	845

13)	Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2014, 2013 and 2012 consists of the following:

	Years ended December 31,
	2014	2013	2012
	(In Thousands)
Current:
Federal	$3,158	2,842	4,256
State	301	385	435
	3,459	3,227	4,691
Deferred:
Federal	2,578	3,861	(12,664)
State	1,138	1,533	(4,231)
	3,716	5,394	(16,895)
Total	$7,175	8,621	(12,204)

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2014, 2013 and 2012 as follows:

	Years ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Income before income taxes	$19,907	23,329	22,710
Tax at Federal statutory rate (35%)	6,967	8,165	7,949
Add (deduct) effect of:
State income taxes net of Federal income tax benefit (expense)	936	1,246	(2,467)
Cash surrender value of life insurance	(451)	(376)	(375)
Non-deductible ESOP and stock option expense	39	(62)	103
Tax-exempt interest income	(514)	(392)	(185)
Reversal of federal valuation allowance on deferred taxes	-	-	(17,008)
Increase in tax exposure reserve	-	-	(184)
Other	198	40	(37)
Income tax provision (benefit)	7,175	8,621	(12,204)
Effective tax rate	36.0%	37.0%	(53.7%)

Deferred tax asset valuation allowances originally established in 2008 were fully reversed at December 31, 2012.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods, while examples of negative evidence may include the cumulative losses in the current year and prior two years and general business and economic trends.  In addition, general uncertainty surrounding future economic and business conditions increased the potential volatility and uncertainty of projected earnings.  At December 31, 2011, the Company determined a valuation allowance was necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during the period.  Cumulative pretax income, the existence of taxes paid and available for carry back in future years, applicable tax planning strategies and general economic conditions resulted in the conclusion that as of December 31, 2014 and 2013, it is more likely than not that net deferred tax assets will be realized in future periods.

The significant components of the Company's net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2014 and 2013:

	December 31,
	2014	2013
Gross deferred tax assets:	(In Thousands)
Fixed Assets	$290	46
Compensation agreements	149	210
Restricted stock and stock options	911	991
Allowance for loan losses	7,272	9,523
Repurchase reserve for loans sold	145	122
Real estate owned	1,001	2,401
Nonaccrual interest	1,371	1,390
Capital loss carryforward	465	467
State NOL carryforward	230	508
Unrealized loss on impaired securities	45	-
Unrealized loss on securities available for sale, net	-	598
Other	87	291
Total gross deferred tax assets	11,966	16,547
Gross deferred tax liabilities:
Unrealized gain on securities available for sale, net	(1,130)	-
Mortgage servicing rights	(1,019)	(1,365)
FHLB stock	(729)	(736)
Deferred loan fees	(708)	(622)
Deferred liabilities	(3,586)	(2,723)
Net deferred tax assets	$8,380	13,824

The Company has a Wisconsin NOL carry forward of $4.5 million at December 31, 2014 which will begin to expire in 2028. The Company has a capital loss carry forward of $1.2 million which will expire if unused as of December 31, 2017.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2014 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and combined state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
	(In Thousands)
Balance at January 1	$-	71
Increases related to prior year tax positions	-	-
Increases related to current year tax positions	-	-
Decreases related to prior year tax positions	-	(71)
Balance at December 31	$-	-

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

14) Offsetting of Assets and Liabilities

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. In addition, the Company enters into agreements under which it sells loans held for sale subject to an obligation to repurchase the same loans. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of assets. The obligation to repurchase the assets is reflected as a liability in the Company's consolidated statements of condition, while the securities and loans held for sale underlying the repurchase agreements remain in the respective investment securities and loans held for sale asset accounts. In other words, there is no offsetting or netting of the investment securities or loans held for sale assets with the repurchase agreement liabilities. The Company's repurchase agreements are subject to master netting agreements, which sets forth the rights and obligations for repurchase and offset. Under the master netting agreement, the Company is entitled to set off the collateral placed with a single counterparty against obligations owed to that counterparty.

The following table presents the liabilities subject to an enforceable master netting agreement as of December 31, 2014 and December 31, 2013.

	Gross Recognized Liabililities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
December 31, 2014
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

	December 31,
	2014	2013
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans(1)	$18,889	9,637
Commitments to extend credit under home equity lines of credit	14,775	14,699
Unused portion of construction loans	12,333	8,637
Unused portion of business lines of credit	11,599	10,364
Standby letters of credit	766	696
             (1) Excludes commitments to originate loans held for sale, which are discussed in the following footnote

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2014 and 2013.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At December 31, 2014, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $150.9  million and interest rate lock commitments with an aggregate notional amount of approximately $105.6 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2014 included a loss of $645,000 that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2014 included a gain of $1.6 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Available for sale securities
Mortgage-backed securities	$117,128	-	117,128	-
Collateralized mortgage obligations
Government sponsored enterprise issued	59,071	-	59,071	-
Government sponsored enterprise bonds	6,711	-	6,711	-
Municipal securities	77,108	-	77,108	-
Other debt securities	7,528	2,550	4,978	-
Certificates of deposit	5,897	-	5,897	-
Loans held for sale	125,073	-	125,073	-
Mortgage banking derivative assets	1,644	-	-	1,644
Mortgage banking derivative liabilities	645	-	-	645

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Available for sale securities
Mortgage-backed securities	$104,923	-	104,923	-
Collateralized mortgage obligations
Government sponsored enterprise issued	19,241	-	19,241	-
Government sponsored enterprise bonds	17,934	-	17,934	-
Municipal securities	58,793	-	58,793	-
Other debt securities	5,160	5,160	-	-
Certificates of deposit	7,367	-	7,367	-
Loans held for sale	97,021	-	97,021	-
Mortgage banking derivative assets	1,189	-	-	1,189

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

Mortgage banking derivatives, net
(In Thousands)
Balance at December 31, 2012	$1,419

Transfer into level 3	-
Mortgage derivative gain, net	(230)
Balance at December 31, 2013	1,189

Transfer into level 3	-
Mortgage derivative gain, net	(190)
Balance at December 31, 2014	$999

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$18,758	-	-	18,758
Real estate owned	18,706	-	-	18,706
Mortgage servicing rights	9	-	-	9

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$24,596	-	-	24,596
Real estate owned	22,663	-	-	22,663
_________
(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2014, loans determined to be impaired with an outstanding balance of $22.5 million were carried net of specific reserves of $3.7 million for a fair value of $18.8 million.  At December 31, 2013, loans determined to be impaired with an outstanding balance of $31.5 million were carried net of specific reserves of $6.9 million for a fair value of $24.6 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the fair value of real estate owned totaled $1.5 million and $1.4 million during the year ended December 31, 2014 and 2013, respectively and are recorded in real estate owned expense. At December 31, 2014 and December 31, 2013, real estate owned totaled $18.7 million and $22.7 million, respectively.

Mortgage servicing rights -  The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights.   The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  For the purpose of measuring impairment, mortgage servicing rights are stratified based upon predominent risk charateristics of the underlying loans.  At December 31, 2014, the Company determined that the mortgage servicing rights were partially impaired, and as a result, recorded an impairment valuation allowance of $10,000.  At December 31, 2013, there was no impairment identified for mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant Unobservable Input Value
	December 31, 2014	Valuation Technique	Unobservable Inputs	Minimum Value	Maximum Value
Mortgage banking derivatives	$999	Pricing models	Pull through rate	53.1%	100.0%
Impaired loans	18,758	Market approach	Disount rates applied to appraisals	15.0%	30.0%
Real estate owned	18,706	Market approach	Disount rates applied to appraisals	0.0%	89.4%
Mortgage servicing rights	9	Pricing models	Prepayment rate	7.0%	36.3%
			Discount rate	10.0%	11.0%
			Cost to service	$71.75	$828.26
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

The carrying amounts and fair values of the Company's financial instruments consist of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014					December 31, 2013
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$172,820	172,820	167,370	5,450	-	429,169	429,169	429,169	-	-
Securities available-for-sale	273,443	273,443	2,550	270,893	-	213,418	213,418	5,160	208,258	-
Loans held for sale	125,073	125,073	-	125,073	-	97,021	97,021	-	97,021	-
Loans receivable	1,094,990	1,184,398	-	-	1,184,398	1,092,676	1,117,959	-	-	1,117,959
FHLB stock	17,500	17,500	-	17,500	-	17,500	17,500	-	17,500	-
Accrued interest receivable	4,029	4,029	4,029	-	-	3,804	3,804	3,804	-	-
Mortgage servicing rights	2,511	2,808	-	-	2,808	3,377	5,829	-	-	5,829
Mortgage banking derivative assets	1,644	1,644	-	-	1,644	1,189	1,189	-	-	1,189

Financial Liabilities
Deposits	863,960	866,173	211,325	654,848	-	1,244,741	1,246,541	606,991	639,550	-
Advance payments by borrowers for taxes	4,991	4,991	4,991	-	-	2,482	2,482	2,482	-	-
Borrowings	434,000	459,484	-	459,484	-	455,197	491,053	21,197	469,856	-
Accrued interest payable	1,600	1,600	1,600	-	-	1,595	1,595	1,595	-	-
Mortgage banking derivative liabilities	645	645	-	-	645	-	-	-	-	-

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

18)	Earnings Per Share

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

	For the year ended December 31,
	2014	2013	2012
	(In Thousands, except per share amounts)
Net income	12,732	14,708	34,914
Net income available to unvested restricted stockholders	19	38	113
Net income available to common stockholders	$12,713	14,670	34,801

Weighted average shares outstanding	33,406	34,185	34,076
Effect of dilutive potential common shares	237	254	118
Diluted weighted average shares outstanding	33,643	34,439	34,194

Basic income per share	$0.38	0.43	1.02
Diluted income per share	$0.38	0.43	1.02

19)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2014	2013
	(In Thousands)
Assets
Cash and cash equivalents	$101,637	349
Securities available for sale (at fair value)	2,550	5,160
Investment in subsidiaries	345,234	205,776
Other assets	2,596	3,276
Total Assets	$452,017	214,561

Liabilities and shareholders' equity
Liabilities:
Other liabilities	1,780	89
Shareholders' equity
Preferred Stock (par value $.01 per share), Authorized - 50,000,000 shares in 2014 and 20,000,000 in 2013, no shares issued	-	-
Common stock (par value $.01 per share), Authorized - 100,000,000 shares in 2014 and 200,000,000 in 2013, Issued - 34,420,094 in 2014 and 34,073,670 in 2013, Outstanding - 34,420,094 in 2014 and 31,349,317 in 2013	344	341
Additional paid-in-capital	313,894	110,480
Retained earnings	157,304	151,195
Unearned ESOP shares	(22,552)	(854)
Treasury stock (0 in 2014 and 2,724,353 in 2013), at cost	-	(45,261)
Accumulated other comprehensive (loss) income (net of taxes)	1,247	(1,429)
Total shareholders' equity	450,237	214,472
Total liabilities and shareholders' equity	$452,017	214,561

Statements of Operations

	For the year ended December 31,
	2014	2013	2012
	(In Thousands)

Interest income	$1,078	586	644
Equity in income of subsidiaries	12,431	14,468	33,448
Total income	13,509	15,054	34,092

Compensation	52	(118)	(523)
Professional fees	2	16	3
Other expense	370	287	279
Total expense (income)	424	185	(241)

Income before income tax expense	13,085	14,869	34,333

Income tax expense (benefit)	353	161	(581)
Net income	$12,732	14,708	34,914

Statements of Cash Flows

	For the year ended December 31,
	2014	2013	2012
	(In Thousands)
Cash flows from operating activities
Net income	$12,732	14,708	34,914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of unearned ESOP	1,217	718	306
Stock based compensation	109	126	145
Deferred income taxes	80	(21)	(954)
Equity in (earnings) loss of subsidiaries	(12,431)	(14,468)	(33,448)
Change in other assets and liabilities	599	(1,051)	(1,147)
Net cash provided by (used in) operating activities	2,306	12	(184)

Cash flows used in investing activities:
Capital contributions to subsidiary	(124,211)	-	-
Call of debt securities	2,609	-	-
Net cash used in investing activities	(121,602)	-	-

Cash dividends on Common Stock	(5,003)	-	-
Financing for purchase of ESOP shares	(22,884)	-	-
Proceeds from stock option exercises	49	-	-
Proceeds/refunds from stock offering	248,422	-	-
Net cash provided by financing activities	220,584	-	-
Net increase (decrease) in cash	101,288	12	(184)
Cash and cash equivalents at beginning of year	349	337	521
Cash and cash equivalents at end of year	$101,637	349	337

20)	Segment Reporting

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

	As of or for the Year ended December 31, 2014
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)
Net interest income	$39,591	1,051	665	41,307
Provision for loan losses	750	400	-	1,150
Net interest income after provision for loan losses	38,841	651	665	40,157

Noninterest income	3,264	81,710	(406)	84,568

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	14,915	54,626	(369)	69,172
Occupancy, office furniture, and equipment	3,350	7,019	-	10,369
FDIC insurance premiums	1,395	-	-	1,395
Real estate owned	2,473	9	-	2,482
Other	4,819	16,616	(35)	21,400
Total noninterest expenses	26,952	78,270	(404)	104,818
Income before income taxes	15,153	4,091	663	19,907
Income taxes	5,173	1,649	353	7,175
Net income	$9,980	2,442	310	12,732

Total Assets	$1,758,707	145,980	(121,307)	1,783,380

	As of or for the Year ended December 31, 2013
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)
Net interest income	$38,148	557	501	39,206
Provision for loan losses	4,472	60	-	4,532
Net interest income after provision for loan losses	33,676	497	501	34,674

Noninterest income	3,134	84,879	(214)	87,799

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,526	55,484	(203)	68,807
Occupancy, office furniture and equipment	3,052	5,194	(81)	8,165
FDIC insurance premiums	1,986	-	-	1,986
Real estate owned	255	-	-	255
Other	4,197	15,565	169	19,931
Total noninterest expenses	23,016	76,243	(115)	99,144
Income before income taxes	13,794	9,133	402	23,329
Income taxes	4,777	3,682	162	8,621
Net income	$9,017	5,451	240	14,708

Total Assets	$1,895,833	119,401	(68,195)	1,947,039

	As of or for the Year ended December 31, 2012
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$40,973	470	502	41,945
Provision for loan losses	8,250	50	-	8,300
Net interest income after provision for loan losses	32,723	420	502	33,645

Noninterest income	3,259	87,944	-	91,203

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,424	50,748	(665)	63,507
Occupancy, office furniture and equipment	3,112	3,856	-	6,968
FDIC insurance premiums	3,390	-	-	3,390
Real estate owned	8,746	-	-	8,746
Other	4,728	14,517	282	19,527
Total noninterest expenses	33,400	69,121	(383)	102,138
Income before income taxes (benefit)	2,582	19,243	885	22,710
Income taxes (benefit)	(19,347)	7,724	(581)	(12,204)
Net income	$21,929	11,519	1,466	34,914

Total Assets	$1,589,314	147,699	(75,937)	1,661,076

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

Disclosure Controls and Procedures: Waterstone Financial management, with the participation of Waterstone Financial's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Waterstone Financial's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, Waterstone Financial's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Waterstone Financial's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Waterstone Financial in the reports that it files or submits under the Exchange Act.

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

As of December 31, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based on criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2014 is effective.

McGladrey LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, is included below under the heading "Report of Independent Registered Public Accounting Firm."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Waterstone Financial, Inc.

We have audited Waterstone Financial, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Waterstone Financial, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Waterstone Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as and for the year ended December 31, 2014 of Waterstone Financial, Inc. and our report dated March 6, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Milwaukee, Wisconsin
March 6, 2015

Item 9B.       Other Information.

None

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

The information in the Company's definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption "Election of Directors" and compliance with Section 16 reporting requirements under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and information concerning executive officers of the Company under the caption "Executive Officers of Waterstone Financial" and information concerning corporate governance under the caption "Other Board and Corporate Governance Matters" in Part I hereof is incorporated herein by reference.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 57	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
William F. Bruss, 45	General Counsel, Executive Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Allan R. Hosack, 48	Chief Financial Officer and Senior Vice President of Waterstone Financial and of WaterStone Bank	2014
Rebecca M. Arndt, 47	Senior Vice President – Retail Operations of WaterStone Bank	2006
Eric J. Egenhoefer, 39	President of Waterstone Mortgage Corporation	2008

*	Excluding directorships and excluding positions with Bank subsidiary that do not constitute a substantial part of the officers' duties.

Item 11.      Executive Compensation

The information in the Company's definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Discussion and Analysis" is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company's definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Stock Ownership of Certain Beneficial Owners" is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2014 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2006 Equity Incentive Plan	1,639,692	(1)	$12.33	148,243
__________
(1)	Consists of 1,171,209 shares reserved for grants of stock options and 468,483 shares reserved for grants of restricted stock. On December 31, 2014, 970,747 options were outstanding with a weighted average exercise price of $12.33 of which 824,803 were exercisable as of that date.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information in the Company's definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Certain Transactions with the Company" and "Board Meetings and Committee" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company's definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Independent Registered Public Accounting Firm," is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the Report:
1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

Consolidated Statements of Financial Condition – December 31, 2014 and 2013.

Consolidated Statements of Operations – Years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income  – Years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Changes in Shareholders' Equity – Years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements.

Report of McGladrey LLP, Independent Registered Public Accounting Firm, on consolidated financial statements.

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
March 6, 2015

	By:	/s/Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes Douglas S. Gordon, Allan R. Hosack, William F. Bruss, and Mark R. Gerke, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*

Signature and Title

/s/Douglas S. Gordon	/s/Patrick S. Lawton
Douglas S. Gordon,	Patrick S. Lawton, Chairman and Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/Allan R. Hosack	/s/Ellen S. Bartel
Allan R. Hosack	Ellen S. Bartel, Director
Chief Financial Officer (Principal Financial Officer)

/s/William F. Bruss	/s/Thomas E. Dalum
William F. Bruss	Thomas E Dalum, Director
(Chief Operating Officer)

/s/Mark R. Gerke	/s/Michael L. Hansen
Mark R. Gerke	Michael L. Hansen, Director
(Principal Accounting Officer)

/s/Kristine A. Rappé
Kristine A. Rappé, Director

/s/Stephen J. Schmidt
Stephen J. Schmidt, Director

*Each of the above signatures is affixed as of March 6, 2015.

WATERSTONE FINANCIAL, INC
("Waterstone Financial" or the "Company")
Commission File No. 001-36271

EXHIBIT INDEX
TO
2014 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2014:

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	Articles of Incorporation of the Company (2)

3.2	Proposed Bylaws of the Company (2)

10.1	Wauwatosa Holdings, Inc 2006 Equity Incentive Plan †(1)

10.2	Employment Agreement By and Between Waterstone Mortgage Corporation and Eric J. Egenhoefer †(2)

10.3	Bonus Description for President of Waterstone Mortgage Corporation †(2)

11.1	Statement re: Computation of Per Share Earnings	See Note 16 in Part II Item 8

21.1	List of Subsidiaries		X

23.1	Consent of Independent Registered Public Accounting Firm		X

23.2	Consent of Independent Registered Public Accounting Firm		X

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial		X

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