Form 10-Q
period 2015-03-31
Waterstone Financial, Inc.
filed 2015-05-01
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 33,574,374 at April 30, 2015.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets	(In Thousands, except share data)
Cash	$100,116	145,846
Federal funds sold	32,468	21,268
Interest-earning deposits in other financial institutions and other short term investments	9,809	5,706
Cash and cash equivalents	142,393	172,820
Securities available for sale (at fair value)	275,107	273,443
Loans held for sale (at fair value)	164,848	125,073
Loans receivable	1,064,758	1,094,990
Less: Allowance for loan losses	17,767	18,706
Loans receivable, net	1,046,991	1,076,284

Office properties and equipment, net	25,070	25,562
Federal Home Loan Bank stock (at cost)	17,500	17,500
Cash surrender value of life insurance	51,055	50,848
Real estate owned	19,579	18,706
Prepaid expenses and other assets	23,505	23,144
Total assets	$1,766,048	1,783,380

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$96,806	92,162
Money market and savings deposits	118,727	119,163
Time deposits	639,201	652,635
Total deposits	854,734	863,960

Short-term borrowings	50,000	-
Long-term borrowings	384,000	434,000
Advance payments by borrowers for taxes	9,058	4,991
Other liabilities	18,935	30,192
Total liabilities	1,316,727	1,333,143

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2015 and 50,000,000 in 2014, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2015 and 100,000,000 in 2014
Issued - 34,564,687 in 2015 and 34,420,094 in 2014
Outstanding - 34,564,687 in 2015 and 34,420,094 in 2014	346	344
Additional paid-in capital	315,343	313,894
Retained earnings	158,709	157,304
Unearned ESOP shares	(22,255)	(22,552)
Accumulated other comprehensive income, net of taxes	2,524	1,247
Cost of shares repurchased (412,462 shares in 2015 and 0 shares in 2014)	(5,346)	-
Total shareholders' equity	449,321	450,237
Total liabilities and shareholders' equity	$1,766,048	1,783,380

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In Thousands, except per share amounts)

Interest income:
Loans	$13,313	13,669
Mortgage-related securities	839	559
Debt securities, federal funds sold and short-term investments	866	825
Total interest income	15,018	15,053
Interest expense:
Deposits	1,353	1,060
Borrowings	4,229	4,293
Total interest expense	5,582	5,353
Net interest income	9,436	9,700
Provision for loan losses	335	250
Net interest income after provision for loan losses	9,101	9,450
Noninterest income:
Service charges on loans and deposits	406	254
Increase in cash surrender value of life insurance	207	146
Mortgage banking income	21,039	14,503
Gain on sale of available for sale securities	44	-
Other	337	2,155
Total noninterest income	22,033	17,058
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	18,078	15,059
Occupancy, office furniture, and equipment	2,443	2,685
Advertising	653	736
Data processing	575	559
Communications	370	422
Professional fees	497	508
Real estate owned	543	548
FDIC insurance premiums	336	406
Other	2,933	2,709
Total noninterest expenses	26,428	23,632
Income before income taxes	4,706	2,876
Income tax expense	1,690	993
Net income	$3,016	1,883
Income per share:
Basic	$0.09	0.05
Diluted	$0.09	0.05
Weighted average shares outstanding:
Basic	32,369	34,264
Diluted	32,650	34,503

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In Thousands)
Net income	$3,016	1,883

Other comprehensive income, net of tax:
Net unrealized holding gain on available for sale securities:
Net unrealized holding gain arising during the period, net of tax expense of $(843)and $(922) respectively	1,304	1,427

Reclassification adjustment for net gain included in net income during the period, net of tax expense of $17 and $0, respectively	(27)	0

Total other comprehensive income	1,277	1,427
Comprehensive income	$4,293	3,310

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Cost of Shares	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Repurchased	Equity
		(In Thousands)
Balances at December 31, 2013	31,349	$341	110,480	151,195	(854)	(1,429)	(45,261)	-	214,472

Comprehensive income:
Net income	-	-	-	1,883	-	-	-	-	1,883
Other comprehensive income	-	-	-	-	-	1,427	-	-	1,427
Total comprehensive income									3,310

ESOP shares committed to be released to Plan participants	-	-	5	-	214	-	-	-	219
Stock based compensation	(16)	-	95	-	-	-	-	-	95
Merger of Lamplighter, MHC	(23,050)	(231)	305	-	-	-	-	-	74
Exchange of common stock	(8,299)	(83)	83	-	-	-	-	-	-
Treaury stock retired	-	(27)	(45,234)	-	-	-	45,261	-	-
Proceeds of stock offering, net of costs	34,406	344	248,004	-	-	-	-	-	248,348

Balances at March 31, 2014	34,390	$344	313,738	153,078	(640)	(2)	-	-	466,518

Balances at December 31, 2014	34,420	$344	313,894	157,304	(22,552)	1,247	-	-	450,237

Comprehensive income:
Net income	-	-	-	3,016	-	-	-	-	3,016
Other comprehensive income	-	-	-	-	-	1,277	-	-	1,277
Total comprehensive income									4,293

ESOP shares committed to be released to Plan participants	-	-	43	-	297	-	-	-	340
Cash dividend, $0.05 per share	-	-	-	(1,611)	-	-	-	-	(1,611)
Stock based compensation	557	6	30	-	-	-	-	-	36
Stock compensation expense	-	-	1,376	-	-	-	-	-	1,376
Purchase of common stock returned to authorized but unissued	(412)	(4)	-	-	-	-	-	(5,346)	(5,350)

Balances at March 31, 2015	34,565	$346	315,343	158,709	(22,255)	2,524	-	(5,346)	449,321

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In Thousands)

Operating activities:
Net income	$3,016	1,883
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	335	250
Provision for depreciation	798	803
Stock based compensation	1,376	95
Net amortization of premium/discount on debt and mortgage related securities	343	401
Amortization of unearned ESOP shares	340	219
Amortization and impairment of mortgage servicing rights	177	121
Gain on sale of loans held for sale	(19,868)	(12,613)
Loans originated for sale	(398,990)	(295,266)
Proceeds on sales of loans originated for sale	379,083	298,051
Increase in accrued interest receivable	(185)	(213)
Increase in cash surrender value of life insurance	(207)	(146)
Decrease in accrued interest on deposits and borrowings	(1)	(24)
Decrease in other liabilities	(1,706)	(206)
Increase in accrued tax payable	1,257	781
Gain on sale of available for sale securities	(44)	-
Net loss related to real estate owned	97	47
Gain on sale of mortgage servicing rights	(6)	(1,786)
Other	(2,677)	5,085
Net cash used in operating activities	(36,862)	(2,518)

Investing activities:
Net decrease (increase) in loans receivable	22,060	(14,535)
Purchases of:
Mortgage related securities	(10,485)	(9,524)
Certificates of deposit	-	(735)
Premises and equipment, net	(368)	(708)
Proceeds from:
Principal repayments on mortgage-related securities	8,856	6,242
Maturities of debt securities	735	3,795
Sales of debt securities	1,034	-
Sales of real estate owned	6,243	3,781
Net cash provided by (used in) investing activities	28,075	(11,684)

Financing activities:
Net decrease in deposits	(9,226)	(25,037)
Net change in short-term borrowings	-	(11,134)
Net change in advance payments by borrowers for taxes	(5,579)	(7,621)
Cash dividends on common stock	(1,515)	-
Purchase of common stock returned to authorized but unissued	(5,350)	-
Proceeds from stock option exercises	30	-
Stock offering funds returned to subscribers	-	(141,882)
Net cash used in financing activities	(21,640)	(185,674)
Decrease in cash and cash equivalents	(30,427)	(199,876)
Cash and cash equivalents at beginning of period	172,820	429,169
Cash and cash equivalents at end of period	$142,393	229,293

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	457	52
Interest payments	5,583	5,376
Noncash activities:
Loans receivable transferred to real estate owned	6,898	3,511
Deposits utilized to purchase common stock	-	253,000
Dividends declared but not paid in other liabilities	1,611	-

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2014 Annual Report on Form 10-K. Operating results for the  three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other period.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$109,606	2,433	(33)	112,006
Collateralized mortgage obligations:
Government sponsored enterprise issued	66,254	585	(4)	66,835
Mortgage-related securities	175,860	3,018	(37)	178,841

Government sponsored enterprise bonds	6,750	10	(1)	6,759
Municipal securities	74,965	1,868	(125)	76,708
Other debt securities	7,403	226	-	7,629
Debt securities	89,118	2,104	(126)	91,096
Certificates of deposit	5,145	25	-	5,170
	$270,123	5,147	(163)	275,107

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$115,670	1,582	(124)	117,128
Collateralized mortgage obligations:
Government sponsored enterprise issued	58,821	320	(70)	59,071
Mortgage-related securities	174,491	1,902	(194)	176,199

Government sponsored enterprise bonds	6,750	2	(41)	6,711
Municipal securities	76,037	1,442	(371)	77,108
Other debt securities	7,404	159	(35)	7,528
Debt securities	90,191	1,603	(447)	91,347
Certificates of deposit	5,880	17	-	5,897
	$270,562	3,522	(641)	273,443

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At March 31, 2015, $95.2  million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of March 31, 2015, $1.3 million of municipal securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2014, $98.2 million of the Company's government sponsored enterprise bonds and $1.3 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$8,972	9,075
Due after one year through five years	21,609	21,931
Due after five years through ten years	42,149	42,696
Due after ten years	21,533	22,564
Mortgage-related securities	175,860	178,841
	$270,123	275,107

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$-	-	10,100	(33)	10,100	(33)
Collateralized mortgage obligations:
Government sponsored enterprise issued	2,048	(4)	-	-	2,048	(4)
Government sponsored enterprise bonds	-	-	1,999	(1)	1,999	(1)
Municipal securities	6,960	(28)	5,554	(97)	12,514	(125)
Certificates of deposit	-	-	-	-	-	-
	$9,008	(32)	17,653	(131)	26,661	(163)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$10,537	(13)	12,489	(111)	23,026	(124)
Collateralized mortgage obligations:
Government sponsored enterprise issued	23,131	(70)	-	-	23,131	(70)
Government sponsored enterprise bonds	2,739	(11)	2,970	(30)	5,709	(41)
Municipal securities	5,671	(19)	21,344	(352)	27,015	(371)
Other debt securities	4,977	(35)	-	-	4,977	(35)
Certificates of deposit	490	-	-	-	490	-
	$47,545	(148)	36,803	(493)	84,348	(641)

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

As of March 31, 2015, the Company held two municipal securities that had previously been deemed to be other-than-temporarily impaired. Both securities were issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities. An additional $17,000 credit loss that was charged to earnings during the year ended December 31, 2014 for these municipal bonds.  During the year ended December 31, 2014, there were sales in the market of municipal issuer bonds at a discounted price that resulted in the Company recording additional credit losses. As of March 31, 2015, these securities had a combined amortized cost of $198,000 and a combined estimated fair value of $264,000.

As of March 31, 2015, the Company had 14 municipal securities, five mortgage-backed securities, one government sponsored enterprise issued, and one government sponsored enterprise bonds which had been in an unrealized loss position for twelve months or longer. These securities were determined not to be other-than-temporarily impaired as of March 31, 2015. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration.  As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the three months ended March 31, 2015, proceeds from the sale of securities totaled $1.0 million and resulted in gains totaling $44,000.  The $44,000 included in gain on sale of available for sale securities in the consolidated statements of income during the three months ended March 31, 2015 was reclassified from accumulated other comprehensive income.  There were no sales of securities during the three months ended March 31, 2014.

The following table presents the change in other-than-temporary credit related impairment charges on securities available for sale for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit-related impairments on securities as of December 31, 2013	$100
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	17
Reduction for sales of securities for which other-than-temporary was previously recognized	-
Credit-related impairments on securities as of December 31, 2014	117
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of March 31, 2015	$117

Note 3 - Loans Receivable

Loans receivable at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$397,114	411,979
Multi-family	509,673	522,281
Home equity	27,442	29,207
Construction and land	13,678	17,081
Commercial real estate	95,504	94,771
Consumer	268	200
Commercial loans	21,079	19,471
	$1,064,758	1,094,990

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

Qualifying loans receivable totaling $855.7 million and $844.2 million at March 31, 2015 and December 31, 2014, respectively, are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement.

As of March 31, 2015 and December 31, 2014, there are no loans that are 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of March 31, 2015 and December 31, 2014 follows:

	As of March 31, 2015
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$4,150	931	12,743	17,824	379,290	397,114
Multi-family	793	-	6,352	7,145	502,528	509,673
Home equity	199	141	133	473	26,969	27,442
Construction and land	52	-	398	450	13,228	13,678
Commercial real estate	157	-	440	597	94,907	95,504
Consumer	-	-	-	-	268	268
Commercial loans	243	-	-	243	20,836	21,079
Total	$5,594	1,072	20,066	26,732	1,038,026	1,064,758

	As of December 31, 2014
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$3,767	3,743	12,196	19,706	392,273	411,979
Multi-family	462	280	11,092	11,834	510,447	522,281
Home equity	268	153	250	671	28,536	29,207
Construction and land	90	-	362	452	16,629	17,081
Commercial real estate	225	-	947	1,172	93,599	94,771
Consumer	-	-	-	-	200	200
Commercial loans	34	-	265	299	19,172	19,471
Total	$4,846	4,176	25,112	34,134	1,060,856	1,094,990

(1)	Includes $627,000 and $1.6 million at March 31, 2015 and December 31, 2014, respectively, which are on non-accrual status.
(2)	Includes $190,000 and $795,000 at March 31, 2015 and December 31, 2014, respectively, which are on non-accrual status.
(3)	Includes $12.1 million and $10.5 million at March 31, 2015 and December 31, 2014, respectively, which are on non-accrual status.

A summary of the activity for the three months ended March 31, 2015 and 2014 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended March 31, 2015
Balance at beginning of period	$9,877	5,358	422	687	1,951	8	403	18,706
Provision (credit) for loan losses	330	121	17	(46)	(67)	(2)	(18)	335
Charge-offs	(769)	(1,243)	(48)	-	(43)	-	-	(2,103)
Recoveries	229	520	60	13	5	2	-	829
Balance at end of period	$9,667	4,756	451	654	1,846	8	385	17,767

Three months ended March 31, 2014
Balance at beginning of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264
Provision (credit) for loan losses	(274)	705	(261)	(83)	91	(25)	97	250
Charge-offs	(628)	(848)	(12)	(46)	-	-	(243)	(1,777)
Recoveries	592	3	3	48	6	1	1	654
Balance at end of period	$11,239	7,071	1,537	1,532	1,499	10	503	23,391

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of March 31, 2015 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$2,669	88	63	16	426	-	6	3,268
Allowance related to loans collectively evaluated for impairment	6,998	4,668	388	638	1,420	8	379	14,499

Balance at end of period	$9,667	4,756	451	654	1,846	8	385	17,767

Loans individually evaluated for impairment	$29,357	9,884	485	2,349	2,564	-	38	44,677

Loans collectively evaluated for impairment	367,757	499,789	26,957	11,329	92,940	268	21,041	1,020,081
Total gross loans	$397,114	509,673	27,442	13,678	95,504	268	21,079	1,064,758

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of December 31, 2014 follows:

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of March 31, 2015 and December 31, 2014:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2015
Substandard	$29,566	7,603	758	2,349	2,564	-	37	42,877
Watch	7,929	6,491	284	1,372	2,362	-	450	18,888
Pass	359,619	495,579	26,400	9,957	90,578	268	20,592	1,002,993
	$397,114	509,673	27,442	13,678	95,504	268	21,079	1,064,758

At December 31, 2014
Substandard	$28,945	12,638	624	2,266	3,077	-	299	47,849
Watch	10,779	7,070	278	1,377	2,186	-	840	22,530
Pass	372,255	502,573	28,305	13,438	89,508	200	18,332	1,024,611
	$411,979	522,281	29,207	17,081	94,771	200	19,471	1,094,990

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

The following tables present data on impaired loans at March 31, 2015 and December 31, 2014.

	As of or for the Three Months Ended March 31, 2015
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$13,497	14,569	2,669	1,072	13,543	109
Multi-family	1,806	2,260	88	454	1,807	5
Home equity	176	176	63	-	176	3
Construction and land	47	61	16	14	47	-
Commercial real estate	2,564	2,973	426	409	2,570	30
Consumer	-	-	-	-	-	-
Commercial	6	6	6	-	7	-
	18,096	20,045	3,268	1,949	18,150	147
Total Impaired with no Reserve
One- to four-family	15,860	17,663	-	1,803	15,964	199
Multi-family	8,078	10,088	-	2,010	8,608	74
Home equity	309	309	-	-	311	3
Construction and land	2,302	2,415	-	113	2,304	18
Commercial real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	32	32	-	-	33	-
	26,581	30,507	-	3,926	27,220	294
Total Impaired
One- to four-family	29,357	32,232	2,669	2,875	29,507	308
Multi-family	9,884	12,348	88	2,464	10,415	79
Home equity	485	485	63	-	487	6
Construction and land	2,349	2,476	16	127	2,351	18
Commercial real estate	2,564	2,973	426	409	2,570	30
Consumer	-	-	-	-	-	-
Commercial	38	38	6	-	40	-
	$44,677	50,552	3,268	5,875	45,370	441

	As of or for the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$11,864	13,345	2,386	1,481	15,982	515
Multi-family	7,438	10,285	731	2,847	12,720	177
Home equity	144	144	63	-	195	7
Construction and land	47	61	13	14	63	-
Commercial real estate	2,984	3,544	526	560	4,211	128
Consumer	-	-	-	-	-	-
Commercial	7	7	7	-	12	1
	22,484	27,386	3,726	4,902	33,183	828
Total Impaired with no Reserve
One- to four-family	17,645	19,795	-	2,150	23,215	860
Multi-family	8,124	9,364	-	1,240	12,693	439
Home equity	445	445	-	-	554	15
Construction and land	2,219	2,332	-	113	3,379	97
Commercial real estate	93	93	-	-	126	4
Consumer	-	-	-	-	-	-
Commercial	292	535	-	243	470	2
	28,818	32,564	-	3,746	40,437	1,417
Total Impaired
One- to four-family	29,509	33,140	2,386	3,631	39,197	1,375
Multi-family	15,562	19,649	731	4,087	25,413	616
Home equity	589	589	63	-	749	22
Construction and land	2,266	2,393	13	127	3,442	97
Commercial real estate	3,077	3,637	526	560	4,337	132
Consumer	-	-	-	-	-	-
Commercial	299	542	7	243	482	3
	$51,302	59,950	3,726	8,648	73,620	2,245

The difference between a loan's recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management's assessment that the full collection of the loan balance is not likely.

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $26.6 million of impaired loans as of March 31, 2015 for which no allowance has been provided, $3.9 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans' net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At March 31, 2015, total impaired loans includes $23.1 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2014, total impaired loans included $26.1 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of March 31, 2015
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$4,702	8	$9,848	54	$14,550	62
Multi-family	2,915	2	2,147	6	5,062	8
Home equity	-	-	98	1	98	1
Construction and land	1,866	2	-	-	1,866	2
Commercial real estate	1,306	1	170	1	1,476	2
	$10,789	13	$12,263	62	$23,052	75

	As of December 31, 2014
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$4,724	8	$10,233	55	$14,957	63
Multi-family	2,923	2	4,797	7	7,720	9
Home equity	-	-	98	1	98	1
Construction and land	1,866	2	-	-	1,866	2
Commercial real estate	1,306	1	170	1	1,476	2
	$10,819	13	$15,298	64	$26,117	77

At March 31, 2015, $23.1 million in loans had been modified in troubled debt restructurings and $12.3 million of these loans were included in the non-accrual loan total. The remaining $10.8 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $1.3 million valuation allowance has been established as of March 31, 2015 with respect to the $23.1 million in troubled debt restructurings. As of December 31, 2014, a $1.5 million valuation allowance had been established with respect to the $26.1 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of March 31, 2015
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$15,524	37	$1,418	5	$16,942	42
Principal forbearance	486	3	-	-	486	3
Interest reduction	4,833	11	791	19	5,624	30
	$20,843	51	$2,209	24	$23,052	75

	As of December 31, 2014
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$15,306	36	$2,014	7	$17,320	43
Principal forbearance	490	3	2,632	1	3,122	4
Interest reduction	4,875	11	800	19	5,675	30
	$20,671	50	$5,446	27	$26,117	77

The following presents data on loans modified as troubled debt restructurings during the periods indicated:

	For the three months ended March 31, 2015		For the three months ended March 31, 2014
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$-	-	$2,593	10
Multi-family	-	-	608	2
Home equity	-	-	98	1
	$-	-	$3,299	13

The following table presents data on non-accrual loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$24,655	23,918
Multi-family	6,970	12,001
Home equity	421	445
Construction and land	483	401
Commercial real estate	439	947
Commercial	37	299
Consumer	-	-
Total non-accrual loans	$33,005	38,011
Total non-accrual loans to total loans receivable	3.10%	3.47%
Total non-accrual loans to total assets	1.87%	2.13%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	March 31, 2015	December 31, 2014
	(In Thousands)

One- to four-family	$10,920	10,796
Multi-family	2,984	2,210
Construction and land	5,375	5,400
Commercial real estate	300	300
	$19,579	18,706

The following table presents the activity in the Company's real estate owned:

	Three months ended March 31,
	2015	2014
	(In Thousands)
Real estate owned at beginning of the period	$18,706	22,663
Transferred from loans receivable	6,898	3,511
Sales (net of gains / losses)	(5,932)	(3,507)
Write downs	(175)	(163)
Other	82	39
Real estate owned at the end of the period	$19,579	22,543

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Three months ended March 31,
	2015	2014
	(In Thousands)
Mortgage servicing rights at beginning of the period	$2,521	3,377
Additions	571	866
Amortization	(167)	(121)
Sales	(28)	(2,189)
Mortgage servicing rights at end of the period	2,897	1,933
Valuation allowance at end of period	(20)	-
Mortgage servicing rights at end of the period, net	$2,877	1,933

During the three months ended March 31, 2015, $399.0 million in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $379.1 million, generating mortgage banking income of $21.0 million. The unpaid principal balance of loans serviced for others was $384.7 million and $308.1 million at March 31, 2015 and December 31, 2014 respectively. These loans are not reflected in the consolidated statements of financial condition.

During the three months ended March 31, 2015, the Company sold mortgage servicing rights related to $4.0 million in loans receivable and with a book value of $28,000 for $34,000 resulting in a gain on sale of $6,000.  During the three months ended March 31, 2014, the Company sold mortgage servicing rights related to $392.8 million in loans receivable and with a book value of $2.2 million for $4.0 million resulting in a gain on sale of $1.8 million.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

		(In Thousands)
Estimate for the period ended December 31:	2015	$364
2016		423
2017		383
2018		343
2019		303
Thereafter		1,061
Total		$2,877

Note 6— Deposits

At March 31, 2015 and December 31, 2014, time deposits with balances greater than $250,000 amount to $35.0 million and $34.6 million, respectively.

A summary of the contractual maturities of time deposits at March 31, 2015 is as follows:

(In Thousands)

Within one year	$464,590
More than one to two years	140,918
More than two to three years	23,866
More than three to four years	7,135
More than four through five years	2,692
$639,201

Note 7— Borrowings

Borrowings consist of the following:

		March 31, 2015		December 31, 2014
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)

Federal Home Loan Bank, Chicago advances maturing:
2016		$220,000	4.34%	220,000	4.34%
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$434,000	3.89%	434,000	3.89%

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

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $95.2 million at March 31, 2015 and $98.2 million at December 31, 2014.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 75% of the carrying value of unencumbered one- to four-family mortgage loans, 40% of the carrying value of home equity loans and 70% of the carrying value of multi-family loans. In addition, these advances are collateralized by FHLBC stock of $17.5 million at both March 31, 2015 and December 31, 2014. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

Note 8 – Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements, or overall financial performance deemed by the regulators to be inadequate, can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Comapany's and Bank's assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission, in July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and the Bank have made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

The table below includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

The actual and required capital amounts and ratios for the Company and Bank as of March 31, 2015 and December 31, 2014 are presented in the table below:

	March 31, 2015
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	$460,220	40.94%	$89,929	8.00%	N/	A	N/	A
WaterStone Bank	361,856	32.29%	89,662	8.00%	112,077		10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	446,169	39.69%	67,447	6.00%	N/	A	N/	A
WaterStone Bank	347,800	31.03%	67,246	6.00%	89,662		8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consoldated Waterstone Financial , Inc.	446,169	39.69%	50,585	4.50%	N/	A	N/	A
WaterStone Bank	347,800	31.03%	50,435	4.50%	72,850		6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial , Inc.	446,169	25.26%	70,665	4.00%	N/	A	N/	A
WaterStone Bank	347,800	19.73%	70,523	4.00%	88,154		5.00%
State of Wisconsin (to total assets)
WaterStone Bank	347,800	19.75%	105,686	6.00%	N/	A	N/	A

	December 31, 2014
	(Dollars In Thousands)
Total capital (to risk-weighted assets)	$357,514	31.98%	89,428	8.00%	111,785		10.00%
Tier I capital (to risk-weighted assets)	343,483	30.73%	44,714	4.00%	67,071		6.00%
Tier I capital (to average assets)	343,483	19.04%	72,175	4.00%	90,219		5.00%
State of Wisconsin (to total assets)	343,483	19.33%	106,643	6.00%	N/	A	N/	A

Note 9 -	Stock Based Compensation

Stock-Based Compensation Plan

In 2015, the Company's shareholders approved the 2015 Equity Incentive Plan.  A total of 2,530,000 stock options and 1,012,000 restricted shares were approved for award.

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

Assumptions are used in estimating the fair value of stock options granted.  The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the actual volatility of a peer group including Waterstone Financial, Inc. stock from five years prior to issuance date March 4, 2015.  The following assumptions were used in estimating the fair value of options granted in the year ended 2015.

2015
Dividend yield	1.57%
Risk-free interest rate	1.60%
Expected volatility	31.88%
Weighted average expected life	5 years
Weighted average per share value of options	$3.24

The Company estimates potential forfeitures of stock grants and adjusts compensation expense recorded accordingly.  The forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The 535,000 stock options granted to employees under this plan vest over a period of five years.  The 600,000 stock option awards granted to directors under this plan vest over a period of eight years.  The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised.  The unrecognized expense related to this award is $3.6 million over the next 8 years.

The 355,500 restricted stock awards granted to employees under this plan vest in five periods over four years with one period vesting immediately.  The 184,000 stock awards granted to directors under this plan vest in eight periods over seven years with one period vesting immediately.  The fair value of the award was $12.75.  The value of  restricted stock awards is equal to the quoted NASDAQ market close price on the vest date.  The unrecognized expense related to this award is $5.6 million over the next 7 years.

Note 10 – Income Taxes

Income tax expense increased from $1.0 million during the three months ended March 31, 2014 to $1.7 million for the three months ended March 31, 2015. This increase was due to the increase in our income before income taxes, which increased from $2.9 million during the three months ended March 31, 2014 to $4.7 million during the three months ended March 31, 2015.  Income tax expense is recognized on the statement of income during the three months ended March 31, 2015 at an effective rate of 35.9% of pretax income compared to 34.5% during the three months ended March 31, 2014.

Note 11 – Offsetting of Assets and Liabilities

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

The following table presents the liabilities subject to an enforceable master netting agreement as of March 31, 2015 and December 31, 2014.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
March 31, 2015
Repurchase Agreements
Short-term	$-	-	-	-	-
Long-term	84,000	-	84,000	84,000	-
	$84,000	-	84,000	84,000	-

December 31, 2014
Repurchase Agreements
Short-term	$-	-	-	-	-
Long-term	84,000	-	84,000	84,000	-
	$84,000	-	84,000	84,000	-

Note 12– Financial Instruments with Off-Balance Sheet Risk

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

	March 31, 2015	December 31, 2014
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$30,220	18,889
Commitments to extend credit under home equity lines of credit	15,173	14,775
Unused portion of construction loans	13,369	12,333
Unused portion of business lines of credit	10,709	11,599
Standby letters of credit	645	766
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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of March 31, 2015 and December 31, 2014.

Note 13 – Derivative Financial Instruments

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At March 31, 2015, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $287.9 million and interest rate lock commitments with an aggregate notional amount of approximately $229.2 million.  The fair value of the forward commitments to sell mortgage loans at March 31, 2015 included a loss of $1.3 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at March 31, 2015 included a gain of $3.6 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Note 14 – Earnings Per Share

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended March 31,
	2015	2014

Net income	$3,016	1,883
Net income available to unvested restricted shares	44	2
Net income available to common stockholders	$2,972	1,881

Weighted average shares outstanding	32,369	34,264
Effect of dilutive potential common shares	$281	239
Diluted weighted average shares outstanding	$32,650	34,503

Basic earnings per share	$0.09	0.05
Diluted earnings per share	$0.09	0.05

Note 15 – Fair Value Measurements

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$112,006	-	112,006	-
Collateralized mortgage obligations
Government sponsored enterprise issued	66,835	-	66,835	-
Government sponsored enterprise bonds	6,759	-	6,759	-
Municipal securities	76,708	-	76,708	-
Other debt securities	7,629	2,566	5,063	-
Certificates of deposit	5,170	-	5,170	-
Loans held for sale	164,848	-	164,848	-
Mortgage banking derivative assets	3,588	-	-	3,588
Mortgage banking derivative liabilities	1,299	-	-	1,299

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$117,128	-	117,128	-
Collateralized mortgage obligations
Government sponsored enterprise issued	59,071	-	59,071	-
Government sponsored enterprise bonds	6,711	-	6,711	-
Municipal securities	77,108	-	77,108	-
Other debt securities	7,528	2,550	4,978	-
Certificates of deposit	5,897	-	5,897	-
Loans held for sale	125,073	-	125,073	-
Mortgage banking derivative assets	1,644	-	-	1,644
Mortgage banking derivative liabilities	645	-	-	645

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2015 and 2014.

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2013	$1,189

Mortgage derivative loss, net	(190)
Balance at December 31, 2014	$999

Mortgage derivative gain, net	1,290
Balance at March 31, 2015	$2,289

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$14,828	-	-	14,828
Real estate owned	19,579	-	-	19,579
Mortgage servicing rights	990	-	-	990

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$18,758	-	-	18,758
Real estate owned	18,706	-	-	18,706
Mortgage servicing rights	9	-	-	9
_________

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At March 31, 2015, loans determined to be impaired with an outstanding balance of $18.1 million were carried net of specific reserves of $3.3 million for a fair value of $14.8 million. At December 31, 2014, loans determined to be impaired with an outstanding balance of $22.5 million were carried net of specific reserves of $3.7 million for a fair value of $18.8 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $175,000 and $163,000 during the three months ended March 31, 2015 and 2014, respectively and are recorded in real estate owned expense. At March 31, 2015 and December 31, 2014, real estate owned totaled $19.6 million and $18.7 million, respectively.

Mortgage servicing rights - The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights.   The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  At March 31, 2015 and December 31, 2014, the company determined that $990,000 and $9,000, respectively of mortgage servicing rights were partially impaired, and as a result, recorded an impairment valuation allowance of $20,000 and $10,000, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$2,289	Pricing models	Pull through rate	66.1%	100.0%
Impaired loans	14,828	Market approach	Discount rates applied to appraisals	15.0%	30.0%
Real estate owned	19,579	Market approach	Discount rates applied to appraisals	0%	89.4%
Mortgage servicing rights	990	Pricing models	Prepayment rate	6.1%	38.5%
			Discount rate	10.0%	11.0%
			Cost to service	$76.98	$161.60
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

The carrying amounts and fair values of the Company's financial instruments consist of the following:

	March 31, 2015					December 31, 2014
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$142,393	142,393	132,843	9,550	-	172,820	172,820	167,370	5,450	-
Securities available-for-sale	275,107	275,107	2,566	272,541	-	273,443	273,443	2,550	270,893	-
Loans held for sale	164,848	164,848	-	164,848	-	125,073	125,073	-	125,073	-
Loans receivable	1,064,758	1,148,865	-	-	1,148,865	1,094,990	1,184,398	-	-	1,184,398
FHLB stock	17,500	17,500	-	17,500	-	17,500	17,500	-	17,500	-
Accrued interest receivable	4,214	4,214	4,214	-	-	4,029	4,029	4,029	-	-
Mortgage servicing rights	2,877	3,279	-	-	3,279	2,511	2,808	-	-	2,808
Mortgage banking derivative assets	3,588	3,588	-	-	3,588	1,644	1,644	-	-	1,644

Financial Liabilities
Deposits	854,734	857,009	215,533	641,476	-	863,960	866,173	211,325	654,848	-
Advance payments by borrowers for taxes	9,058	9,058	9,058	-	-	4,991	4,991	4,991	-	-
Borrowings	434,000	457,941	-	457,941	-	434,000	459,484	-	459,484	-
Accrued interest payable	1,599	1,599	1,599	-	-	1,600	1,600	1,600	-	-
Mortgage banking derivative liabilities	1,299	1,299	-	-	1,299	645	645	-	-	645

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit is not material at March 31, 2015 and December 31, 2014.

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

Note 16 – Segment Reporting

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

Community Banking

The Community Banking segment provides consumer and business banking products and services to customers primarily within Southeastern Wisconsin along with a loan production office in Minneapolis, Minnesota.  Within this segment, the following products and services are provided:  (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, real estate financing, business loans, and business lines of credit; (2) deposit and transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services; (3) investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, and (4) fixed and variable annuities, insurance as well as trust and investment management accounts.

Consumer products include loan and deposit products: mortgage, home equity loans and lines, personal term loans, demand deposit accounts, interest bearing transaction accounts and time deposits. Consumer products also include personal investment services. Business banking products include secured and unsecured lines and term loans for working capital, inventory and general corporate use, commercial real estate construction loans, demand deposit accounts, interest bearing transaction accounts and time deposits.

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 17 states.

	As of or for the three months ended March 31, 2015
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,233	119	84	9,436
Provision for loan losses	300	35	-	335
Net interest income after provision for loan losses	8,933	84	84	9,101

Noninterest income	758	21,326	(51)	22,033

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,728	13,455	(105)	18,078
Occupancy, office furniture and equipment	846	1,597	-	2,443
FDIC insurance premiums	336	-	-	336
Real estate owned	527	16	-	543
Other	971	3,978	79	5,028
Total noninterest expenses	7,408	19,046	(26)	26,428
Income before income taxes	2,283	2,364	59	4,706
Income tax expense	665	989	36	1,690
Net income	$1,618	1,375	23	3,016

Total assets	$1,735,830	184,158	(153,940)	1,766,048

	As of or for the three months ended March 31, 2014
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,361	163	176	9,700
Provision for loan losses	250	-	-	250
Net interest income after provision for loan losses	9,111	163	176	9,450

Noninterest income	483	16,658	(83)	17,058

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,720	11,342	(3)	15,059
Occupancy, office furniture and equipment	923	1,762	-	2,685
FDIC insurance premiums	406	-	-	406
Real estate owned	548	-	-	548
Other	1,250	3,666	18	4,934
Total noninterest expenses	6,847	16,770	15	23,632
Income before income taxes (benefit)	2,747	51	78	2,876
Income tax expense (benefit)	930	21	42	993
Net income	$1,817	30	36	1,883

Total assets	$1,726,801	127,696	(89,739)	1,764,758

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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption "Risk Factors" in Item 1A of the Company's 2014 Annual Report on Form 10-K).

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three months ended March 31, 2015 and 2014 and the financial condition as of March 31, 2015 compared to the financial condition as of December 31, 2014.
As described in the notes to consolidated financial statements, we have two reportable segments: community banking and mortgage banking. The Community Banking segment provides consumer and business banking products and services to customers. Consumer products include loan products, deposit products, and personel investment services. Business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts.  Mortgage banking, which is conducted through Waterstone Mortgage Corporation, consists of originating residential mortgage loans for sale in the secondary market.

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our non-interest income and a majority of our non-interest expense.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the three months ended March 31, 2015 and 2014, which focuses on a discussion of non-interest income and non-interest expense.  We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment for the Three Months Ended March 31, 2015 and 2014

Net income for the three months ended March 31, 2015 totaled $1.6 million compared to net income of $1.8 million for the three months ended March 31, 2014.  Net interest income decreased $128,000 to $9.2 million for the three months ended March 31, 2015 compared to $9.4 million the three months ended March 31, 2014.  Compensation, payroll taxes, and other employee benefits expense increased offset by a reduction in other expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Comparison of Mortgage Banking Segment Operations for the Three Months Ended March 31, 2015 and 2014

Net income totaled $1.4 million for the three months ended March 31, 2015, compared to $30,000 during the three months ended March 31, 2014.  Mortgage banking segment revenues increased $4.7 million, or 28.0%, to $21.3 million for the three months ended March 31, 2015 compared to $16.7 million for the three months ended March 31, 2014.  The increase in revenue was attributable to an increase in volume. While revenue increased 28.0%, noninterest expense increased $2.3 million, or 13.6%, to $19.0 million for the three months ended March 31, 2015 compared to $16.8 million for the three months ended March 31, 2014.  The improvement is due to ongoing expense control efforts.

Consolidated Waterstone Financial, Inc. Results of Operations

	Q1	Q1
	2015	2014
	(Dollars in Thousands, except per share amounts)

Net income	$3,016	1,883
Earnings per share - basic	0.09	0.05
Earnings per share - diluted	0.09	0.05
Return on assets	0.69%	0.42%
Return on equity	2.71%	1.87%

Net Interest Income

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

	Three months ended March 31,
	2015			2014
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,173,429	13,313	4.60%	$1,162,205	13,669	4.77%
Mortgage related securities (2)	176,422	839	1.93	125,871	559	1.80
Debt securities, federal funds sold and short-term investments (2)(3)	307,738	1,100	1.45	418,213	1,008	0.98
Total interest-earning assets	1,657,589	15,252	3.73	1,706,289	15,236	3.62

Noninterest-earning assets	111,429			99,734
Total assets	$1,769,018			$1,806,023

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$29,064	5	0.07	$46,570	4	0.03
Money market and savings accounts	126,704	27	0.09	217,623	29	0.05
Time deposits	645,907	1,321	0.83	623,486	1,027	0.67
Total interest-bearing deposits	801,675	1,353	0.68	887,679	1,060	0.48
Borrowings	434,369	4,229	3.95	444,823	4,293	3.91
Total interest-bearing liabilities	1,236,044	5,582	1.83	1,332,502	5,353	1.63

Noninterest-bearing liabilities
Noninterest-bearing deposits	63,403			41,409
Other noninterest-bearing liabilities	17,829			24,135
Total noninterest-bearing liabilities	81,232			65,544
Total liabilities	1,317,276			1,398,046
Equity	451,742			407,977
Total liabilities and equity	$1,769,018			$1,806,023

Net interest income		9,670			9,883
Net interest rate spread (4)			1.90%			1.99%
Less: taxable equivalent adjustment		234			183
Net interest income, as reported		9,436			9,700
Net interest-earning assets (5)	$421,545			$373,787
Net interest margin (6)			2.31%			2.31%
Tax equivalent effect			0.06%			0.04%
Net interest margin on a fully tax equivalent basis (6)			2.37%			2.35%
Average interest-earning assets to average interest-bearing liabilities			134.10%			128.05%

__________
(1)  Interest income includes net deferred loan fee amortization income of $117,000 and $138,000 for the three months ended March 31, 2015 and 2014, respectively.
(2)  Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.14% and 0.80% for the three months ended March 31, 2015 and 2014, respectively.
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

	Three months ended March 31,
	2015 versus 2014
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$321	(677)	(356)
Mortgage related securities (3)	268	12	280
Other earning assets (3) (4)	(608)	700	92
Total interest-earning assets	(19)	35	16

Interest expense:
Demand accounts	(4)	5	1
Money market and savings accounts	(27)	25	(2)
Time deposits	111	183	294
Total interest-earning deposits	80	213	293
Borrowings	(128)	64	(64)
Total interest-bearing liabilities	(48)	277	229
Net change in net interest income	$29	(242)	(213)
______________
(1)	Interest income includes net deferred loan fee amortization income of $117,000 and $138,000 for the three months ended March 31, 2015 and 2014, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income decreased $264,000, or 2.7%, to $9.4 million during the three months ended March 31, 2015 compared to $9.7 million during the three months ended March 31, 2014.

·	Interest income on loans decreased due to a 17 basis point decrease in average yield on loans.
·
Interest income from mortgage-related securities increased due to an increase in the average balance of mortgage-related securities.  Funds received from the second step offering completed in January 2014 were used to purchase additional securities throughout 2014.

·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased slightly due to an increase in higher yielding municipal securities balance in 2015 compared to cash being held in 2014.  The decrease in average balance reflects utilization of the $248.3 million in net proceeds that were received from our stock offering during January 2014 to purchase securities and fund loans held for sale.

·	Interest expense on deposits increased primarily due to an increase in the average cost of time deposits of 16 basis points along with a higher average balance.
·
Interest expense on borrowings decreased slightly due to the decreased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market during the three months ended March 31, 2015.

Provision for Loan Losses – Our provision for loan losses increased $85,000, or 34.0%, to $335,000 during the three months ended March 31, 2015, from $250,000 during the three months ended March 31, 2014.

The provision is primarily a function of the Company's reserving methodology and assessments of certain quantitative and qualitative factors which are used to determine an appropriate allowance for loan losses for the period.  See further discussion regarding the allowance for loan losses in the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions and the "Allowance for Loan Loss" section.

Noninterest Income

	Three months ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$406	254	152	59.8%
Increase in cash surrender value of life insurance	207	146	61	41.8%
Mortgage banking income	21,039	14,503	6,536	45.1%
Gain on sale of available for sale securities	44	-	44	N/	M
Other	337	2,155	(1,818)	(84.4)%
Total noninterest income	$22,033	17,058	4,975	29.2%
N/M - Not meaningful

Total noninterest income increased $5.0 million, or 29.2%, to $22.0 million during the three months ended March 31, 2015 compared to $17.1 million during the three months ended March 31, 2014.  The increase resulted primarily from an increase in mortgage banking income offset by a decrease in other noninterest income.

·
The increase in mortgage banking income was the result of an increase in origination volumes.  The volume increased $103.7 million, or 35.1%, to $399.0 million during the three months ended March 31, 2015 compared to a $295.3 million during the three months ended March 31, 2014.

·
The decrease in other noninterest income is primarily due to a decrease on the sale of mortgage servicing rights which resulted in a $6,000 gain during the three months ended March 31, 2015 compared to a $1.8 million gain during the three months ended March 31, 2014.

·	The Company sold one municipal security at a gain in the current period compared to none in the prior year period.

Noninterest Expense

	Three months ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$18,078	15,059	3,019	20.0%
Occupancy, office furniture and equipment	2,443	2,685	(242)	(9.0)%
Advertising	653	736	(83)	(11.3)%
Data processing	575	559	16	2.9%
Communications	370	422	(52)	(12.3)%
Professional fees	497	508	(11)	(2.2)%
Real estate owned	543	548	(5)	(0.9)%
FDIC insurance premiums	336	406	(70)	(17.2)%
Other	2,933	2,709	224	8.3%
Total noninterest expense	$26,428	23,632	2,796	11.8%

Total noninterest expense increased $2.8 million, or 11.8%, to $26.4 million during the three months ended March 31, 2015 compared to $23.6 million during the three months ended March 31, 2014.

·
Compensation, payroll taxes and other employee benefit expense increased $2.1 million due to an increase in loan origination activity, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

·
Compensation, payroll taxes and other employee benefit expense increased $1.0 million at the Community Banking segment primarily due to stock awards granted in 2015, which included restricted awards granted, a portion which vested immediately, resulting in an additional year's $1.2 million in expense for the period.

·	Occupancy expense decreased resulting from less snow removal expense in the current compared to prior year.
·
Other noninterest expense decreased primarily due to a reduced provision for mortgage banking segment branch losses due to increased revenue with high mortgage volumes and continued focus on controlling expenses.

Income Taxes – Driven by an increase in pre-tax income, income tax expense increased $697,000, or 70.2%, to $1.7 million during the three months ended March 31, 2015, compared to $993,000 during the three months ended March 31, 2014.  Income tax expense was recognized during the three months ended March 31, 2015 at an effective rate of 35.9% compared to an effective rate of 34.5% during the three months ended March 31, 2014.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total Assets - Total assets decreased by $17.3 million, or 1.0%, to $1.77 billion at March 31, 2015 from $1.78 billion at December 31, 2014.  The decrease in total assets primarily reflects a decrease in loans receivable.

Cash and Cash Equivalents – Cash and cash equivalents decreased $30.4 million, or 17.6%, to $142.4 million at March 31, 2015, compared to $172.8 million at December 31, 2014.  The decrease in cash and cash equivalents primarily reflects the slight decrease in deposits, increase in loans held for sale, and repurchase of shares.  Offsetting these reductions to cash and cash equivalents, loans receivable decreased from December 31, 2014.

Securities Available for Sale – Securities available for sale increased slightly at March 31, 2015 compared to December 31, 2014.  This increase reflects purchases of government sponsored enterprise issued collateralized mortgage obligations and appreciation of securities offset by paydowns in mortgage-related securities.

Loans Held for Sale - Loans held for sale increased at March 31, 2015 due to increased volumes at our mortgage subsidiary compared to the fourth quarter of 2014.

Loans Receivable - Loans receivable held for investment decreased $30.2 million, or 2.8%, to $1.06 billion at March 31, 2015 from $1.09 billion at December 31, 2014.  The decrease in total loans receivable was primarily attributable to decreases in retail and multi-family loans, as prepayments occured more frequently in the first three months of the year, and loans that were transferred to real estate owned.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Three months ended March 31,		Year Ended
	2015	2014	December 31, 2014
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,220,063	1,189,697	1,189,697
Real estate loans originated for investment:
Residential
One- to four-family	6,808	9,582	48,325
Multi-family	10,993	18,182	88,958
Home equity	1,576	349	4,177
Construction and land	529	497	8,806
Commercial real estate	2,394	9,066	29,294
Total real estate loans originated for investment	22,300	37,676	179,560
Consumer loans originated for investment	73	-	10
Commercial business loans originated for investment	1,917	3,222	7,863
Total loans originated for investment	24,290	40,898	187,433

Principal repayments	(45,521)	(25,709)	(159,619)
Transfers to real estate owned	(6,898)	(3,511)	(16,645)
Loan principal charged-off	(2,103)	(1,778)	(8,855)
Net activity in loans held for investment	(30,232)	9,900	2,314

Loans originated for sale	398,990	295,266	1,661,376
Loans sold	(359,215)	(285,438)	(1,633,324)
Net activity in loans held for sale	39,775	9,828	28,052
Total gross loans receivable and held for sale at end of period	$1,229,606	1,209,425	1,220,063

Allowance for Loan Losses - The allowance for loan losses decreased at March 31, 2015 from December 31, 2014.   The decrease resulted from the charge-off of specific reserves and improvement of key loan quality metrics. The decrease was primarily in the multi-family and one- to four-family categories.  The remaining categories were consistent with the amounts at December 31, 2014.

Real Estate Owned – Total real estate owned increased from December 31, 2014.  During the three months ended March 31, 2015, $6.9 million was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $6.0 million.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in minimal write downs during the three months ended March 31, 2015.

Deposits – Total deposits decreased $9.2 million to $854.7 million at March 31, 2015 from December 31, 2014.  The decrease was driven by a decrease in time deposits partially offset by an increase in transaction accounts.

Borrowings – Total borrowings remained constant at $434.0 million at March 31, 2015 and December 31, 2014.  The  use of short-term repurchase agreements to finance loans held for sale are used less frequently as loans held for sale are mostly funded internally.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $11.3 million at March 31, 2015 compared to December 31, 2014.  Of the total decrease, $9.2 million related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.

Shareholders' Equity – Shareholders' equity decreased by $916,000 to $449.3 million at March 31, 2015 from  December 31, 2014.  The decrease  in shareholders' equity was due to the stock repurchase program initiated in the first quarter and the dividend declared.  This decrease was offset by net income, the stock compensation awards, and the increase in accumulated other comprehensive income.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2015	2014
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$24,655	23,918
Multi-family	6,970	12,001
Home equity	421	445
Construction and land	483	401
Commercial real estate	439	947
Commercial	37	299
Consumer	-	-
Total non-accrual loans	33,005	38,011

Real estate owned
One- to four-family	10,920	10,796
Multi-family	2,984	2,210
Construction and land	5,375	5,400
Commercial real estate	300	300
Total real estate owned	19,579	18,706
Total nonperforming assets	$52,584	56,717

Total non-accrual loans to total loans, net	3.10%	3.47%
Total non-accrual loans to total assets	1.87%	2.13%
Total nonperforming assets to total assets	2.98%	3.18%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Three Months
	Ended March 31,
	2015	2014
	(In Thousands)

Balance at beginning of period	$38,011	50,961
Additions	4,034	4,151
Transfers to real estate owned	(6,898)	(3,511)
Charge-offs	(673)	(1,439)
Returned to accrual status	(258)	(1,181)
Principal paydowns and other	(1,211)	(1,664)
Balance at end of period	$33,005	47,317

Total non-accrual loans decreased by $5.0 million, or 13.2%, to $33.0 million as of March 31, 2015 compared to $38.0 million as of December 31, 2014.  The ratio of non-accrual loans to total loans receivable was 3.10% at March 31, 2015 compared to 3.47% at December 31, 2014.  During the three months ended March 31, 2015, $6.9 million were transferred to real estate owned, $673,000 in loan principal was charged off, $258,000 in loans were returned to accrual status and approximately $1.2 million in principal payments were received.  Offsetting this activity, $4.0 million in loans were placed on non-accrual status during the three months ended March 31, 2015.

Of the $33.0 million in total non-accrual loans as of March 31, 2015, $31.6 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $5.2 million in cumulative partial charge-offs have been recorded with respect to these loans as of March 31, 2015.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $2.8 million have been recorded as of March 31, 2015.  The remaining $1.4 million of non-accrual loans were reviewed on an aggregate basis and $344,000 in general valuation allowance was deemed necessary related to those loans as of March 31, 2015.   The $344,000 in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

Our largest non-accrual loan was collateralized by single-family residential real estate located in Colorado. This loan had a principal balance of $2.2 million at March 31, 2015, as well as a specific reserve of $384,000.  Our second largest non-accrual loan was collateralized by multi-family residential real estate located in southeastern Wisconsin.  This loan had a principal balance of $1.5 million, which is net of life-to-date charge-offs of $454,000, at March 31, 2015, as well as a specific reserve of $77,000.  Our third largest non-accrual loan as of March 31, 2015 was collateralized by single-family residential real estate located in southeastern Wisconsin.   This loan had a principal balance of $1.4 million, which is net of life-to-date charge-offs of $815,000 at March 31, 2015, as well as a specific reserve of $43,000.  Our fourth largest non-accrual loan as of March 31, 2015 was collateralized by single-family real estate located in southeastern Wisconsin with a principal balance of $1.3 million, and a specific valuation of $120,000. Our next largest non-accrual loan as of March 31, 2015 was collateralized by multi-family residential real estate located in southeastern Wisconsin.  This loan had a principal balance of $1.2 million, which is net of life-to-date charge-offs of $948,000, at March 31, 2015. Together, these five largest non-accrual loans comprised 23.2% of total non-accrual loans at March 31, 2015.

For the three months ended March 31, 2015, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $508,000.  We recognized $321,000 of interest income on such loans during the three months ended March 31, 2015.

There were no accruing loans past due 90 days or more during the three months ended March 31, 2015 or 2014.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings is provided in the following table:

	As of March 31, 2015
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$4,702	9,848	14,550
Multi-family	2,915	2,147	5,062
Home equity	-	98	98
Construction and land	1,866	-	1,866
Commercial real estate	1,306	170	1,476
	$10,789	12,263	23,052

	As of December 31, 2014
	Accruing	Non-accruing	Total

One- to four-family	$4,724	10,233	14,957
Multi-family	2,923	4,797	7,720
Home equity	-	98	98
Construction and land	1,866	-	1,866
Commercial real estate	1,306	170	1,476
	$10,819	15,298	26,117

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio

	At March 31,	At December 31,
	2015	2014
	(Dollars in Thousands)

Loans past due less than 90 days	$6,666	9,022
Loans past due 90 days or more	20,066	25,112
Total loans past due	$26,732	34,134

Total loans past due to total loans receivable	2.51%	3.12%

Past due loans decreased by $7.4 million, or 21.7%, to $26.7 million at March 31, 2015 from $34.1 million at December 31, 2014.  Loans past due 90 days or more decreased by $5.0 million, or 20.1%, during the three months ended March 31, 2015 and loans past due less than 90 days decreased by $2.4 million, or 26.1%.  The $5.0 million decrease in loans past due 90 days or more was primarily due to $6.9 million in loans transferred to real estate owned during the three months ended March 31, 2015 offset by additional loans which were included in the less than 90 day group in the previous period.  The $2.4 million decrease in loans past due less than 90 days or more was primarily attributable to a decrease in delinquent loans collateralized by one- to four-family loans as one significant relationship entered the past 90 days due category.

REAL ESTATE OWNED

Total real estate owned increased by $873,000, or 4.7%, to $19.6 million at March 31, 2015, compared to $18.7 million at December 31, 2014.  During the three months ended March 31, 2015, $6.9 million was transferred from loans to real estate owned upon completion of foreclosure including a $1.5 million relationship in the current quarter.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $175,000 during the three months ended March 31, 2015.  During the same period, sales of real estate owned totaled $5.9 million, resulting in a net gain of $416,000.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2015	2014
	(Dollars in Thousands)

Balance at beginning of period	$18,706	24,264
Provision for loan losses	335	250
Charge-offs:
Mortgage
One- to four-family	769	628
Multi-family	1,243	848
Home equity	48	12
Commercial real estate	43	-
Construction and land	-	46
Consumer	-	-
Commercial	-	243
Total charge-offs	2,103	1,777
Recoveries:
Mortgage
One- to four-family	229	592
Multi-family	520	3
Home equity	60	3
Commercial real estate	5	6
Construction and land	13	48
Consumer	2	1
Commercial	-	1
Total recoveries	829	654
Net charge-offs	1,274	1,123
Allowance at end of period	$17,767	23,391

Ratios:
Allowance for loan losses to non-accrual loans at end of period	53.83%	49.43%
Allowance for loan losses to loans receivable at end of period	1.67%	2.12%
Net charge-offs to average loans outstanding (annualized)	0.48%	0.39%
Current period provision for loan losses to net charge-offs	26.30%	22.25%
Net charge-offs (annualized) to beginning of the period allowance	27.62%	18.78%

At March 31, 2015, the allowance for loan losses was $17.8 million, compared to $18.7 million at December 31, 2014.  The  decrease in the allowance for loan losses during the three months ended March 31, 2015 reflects improvement in both the quality of the loan portfolio as well as stabilization the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2014, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.

Net charge-offs totaled $1.3 million, or an annualized 0.48% of average loans for the three months ended March 31, 2015, compared to $1.1 million, or an annualized 0.39% of average loans for the three months ended March 31, 2014.  Of the $1.3 million in net charge-offs during the three months ended March 31, 2015, approximately 73.6% of the activity related to loans secured by multi-family and single-family residential loans.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 11.2% and 16.3% for the three months ended March 31, 2015 and 2014, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.
Our primary sources of liquidity are deposits, amortization and repayment of loans, sales of loans held for sale, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan repayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements.  Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include advances from the FHLB.
During the three months ended March 31, 2015 primary uses of cash and cash equivalents included: $399.0 funding loans held for sale, $10.5 million in purchases of mortgage related securities, $9.2 million related to a decrease in deposits, and $5.4 million for the purchase of common stock.  During the three months ended March 31, 2015, primary sources of cash and cash equivalents included: $379.1 million from proceeds from the sale of loans held for sale, $8.9 million in principal repayments on mortgage related securities, $22.1 million decrease in loans receivable, and $6.2 from real estate owned sales.  During the three months ended March 31, 2014 primary uses of cash and cash equivalents included: $295.3 million in originations of loans held for sale, $141.9 million in funds returned to stock subscribers, $25.0 million related to a decrease in deposits, $14.5 million in loan originations, net of principal payments, $11.1 million in repayments of short-term borrowings and $9.5 million in purchases of mortgage related securities.  During the three months ended March 31, 2014, primary sources of cash and cash equivalents included: $298.1 million in proceeds from the sale of loans held for sale, $6.2 million from principal repayments on mortgage related securities and $3.8 million from maturities of debt securities.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2015 and 2014, respectively, $142.4 million and $229.3 million of our assets were invested in cash and cash equivalents.  At March 31, 2015 cash and cash equivalents are comprised of the following: $100.2 million in cash held at the Federal Reserve Bank and other depository institutions and $42.2 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At March 31, 2015, we had $350.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At March 31, 2015, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.
At March 31, 2015, we had outstanding commitments to originate loans receivable of $30.2 million.  In addition, at March 31, 2015 we had unfunded commitments under construction loans of $13.4 million, unfunded commitments under business lines of credit of $10.7 million and unfunded commitments under home equity lines of credit and standby letters of credit of $15.8 million.  At March 31, 2015 certificates of deposit scheduled to mature in one year or less totaled $464.6 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Capital
Shareholders' equity decreased by $916,000 to $449.3 million at March 31, 2015 from $450.2 million December 31, 2014.  The decrease in shareholders' equity was due to the $5.3 million in stock repurchased during the first quarter and $1.6 million for the cash dividend.  This decrease was offset by $3.0 million in net income, $1.4 million in stock compensation, $1.3 million increase in accumulated other comprehensive income, and an increase due to ESOP shares committed to be released.

The Company's Board of Directors authorized a stock repurchase program in the first quarter of 2015. The Company intends to purchase up to 1,721,170 of its issued and outstanding shares of common stock, which represents approximately 5.0% of the Company's issued and outstanding shares.  The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.  Repurchased shares are held by the Company as authorized but unissued shares.

The Company repurchased a total of 381,000 shares in the first quarter at an average price of $12.97.  The Company is authorized to purchase up to 1.3 million additional shares under the current approved stock repurchase program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At March 31, 2015, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.  See "Notes to Consolidated Financial Statements - Regulatory Capital."

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

Contractual Obligations, Commitments and Contingent Liabilities
The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2015 and the respective maturity dates.

			More than	More than
			One Year	Three years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$96,806	96,806	-	-	-
Money market and savings deposits (4)	118,727	118,727	-	-	-
Time deposit (4)	639,201	464,590	164,784	9,827	-
Federal Home Loan Bank advances (1)	350,000	50,000	250,000	50,000	-
Repurchase agreements (2)(4)	84,000	-	84,000	-	-
Operating leases (3)	9,764	2,464	3,192	1,894	2,214
Salary continuation agreements	383	170	213	-	-
	$1,298,881	732,757	502,189	61,721	2,214

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
(4)  Excludes interest.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2015.

			More than	More than
			One Year	Three years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$30,220	30,220	-	-	-
Unused portion of home equity lines of credit (2)	15,173	15,173	-	-	-
Unused portion of construction loans (3)	13,369	13,369	-	-	-
Unused portion of business lines of credit	10,709	10,709	-	-	-
Standby letters of credit	645	645	-	-	-
Total Other Commitments	$70,116	70,116	-	-	-

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Company's monthly common stock purchases during the first quarter of 2015.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(b)
January 1, 2015 - January 31, 2015	—	$—	—	—
February 1, 2015 - February 28, 2015	—	—	—	—
March 1, 2015 - March 31, 2015	381,000	12.97	381,000	1,340,170

Total	381,000	$12.97	381,000	1,340,170

(a)  During the first quarter of 2015, the Company repurchased 30,662 shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the monthly common stock purchases table above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

(b) On March 6, 2015, the Board of Directors authorized the repurchase of up to 1,721,170 shares of common stock.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk: (i) emphasizing variable rate loans including variable rate one- to four-family, and commercial real estate loans as well as three to five year commercial real estate balloon loans; (ii) reducing and shortening the expected average life of the investment portfolio; and (iii) whenever possible, lengthening the term structure of our deposit base.  These measures should reduce the volatility of our net interest income in different interest rate environments.
Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
400 basis point gradual rise in rates	11.11%
300 basis point gradual rise in rates	8.63%
200 basis point gradual rise in rates	5.96%
100 basis point gradual rise in rates	2.95%
Unchanged rate scenario	0.00%
100 basis point gradual decline in rates (1)	2.19%

____________
(1) Given the current low point in the interest rate cycle, down scenarios in excess of 100 basis points are not meaningful.
WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 25% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 30% for interest rate movements of up to 400 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At March 31, 2015, 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 2.95% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.19%.  At March 31, 2015, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 0.94% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 1.08%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2015, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
Item 1A. Risk Factors
See "Risk Factors" in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company's monthly common stock purchases during the first quarter of 2015.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(b)
January 1, 2015 - January 31, 2015	—	$—	—	—
February 1, 2015 - February 28, 2015	—	—	—	—
March 1, 2015 - March 31, 2015	381,800	12.97	381,800	1,339,370

Total	381,800	$12.97	381,800	1,339,370

(a)  During the first quarter of 2015, the Company repurchased 30,662 shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the monthly common stock purchases table above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

(b) On March 6, 2015, the Board of Directors authorized the repurchase of up to 1,721,170 shares of common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 1, 2015
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: May 1, 2015
/s/ Allan R. Hosack
Allan R. Hosack
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended March 31, 2015

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements
X