Form 10-Q
period 2015-06-30
Waterstone Financial, Inc.
filed 2015-07-31
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 30,027,898 at July 30, 2015.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item l. Financial Statements	3
Consolidated Statements of Financial Condition as of June 30, 2015 (unaudited) and December 31, 2014	4
Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 (unaudited)	5
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (unaudited)	6
Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2015 and 2014 (unaudited)	7
Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited)	8 - 33
Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	33 - 51
Item 3. Quantitative and Qualitative Disclosures about Market Risk	51 - 52
Item 4. Controls and Procedures	52

PART II. OTHER INFORMATION	53

Item 1. Legal Proceedings	53
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	53 53 53 53 54
Item 6. Exhibits	54
Signatures	54

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets	(In Thousands, except share data)
Cash	$28,631	145,846
Federal funds sold	11,623	21,268
Interest-earning deposits in other financial institutions and other short term investments	7,857	5,706
Cash and cash equivalents	48,111	172,820
Securities available for sale (at fair value)	269,495	273,443
Loans held for sale (at fair value)	207,920	125,073
Loans receivable	1,094,589	1,094,990
Less: Allowance for loan losses	18,360	18,706
Loans receivable, net	1,076,229	1,076,284

Office properties and equipment, net	24,859	25,562
Federal Home Loan Bank stock (at cost)	19,500	17,500
Cash surrender value of life insurance	51,587	50,848
Real estate owned, net	14,326	18,706
Prepaid expenses and other assets	25,196	23,144
Total assets	$1,737,223	1,783,380

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$96,969	92,162
Money market and savings deposits	121,549	119,163
Time deposits	631,796	652,635
Total deposits	850,314	863,960

Borrowings	444,000	434,000
Advance payments by borrowers for taxes	16,634	4,991
Other liabilities	24,837	30,192
Total liabilities	1,335,785	1,333,143

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2015 and 50,000,000 in 2014, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2015 and 100,000,000 in 2014
Issued - 30,706,713 in 2015 and 34,420,094 in 2014
Outstanding - 30,706,713 in 2015 and 34,420,094 in 2014	307	344
Additional paid-in capital	315,922	313,894
Retained earnings	162,575	157,304
Unearned ESOP shares	(21,958)	(22,552)
Accumulated other comprehensive income, net of taxes	114	1,247
Cost of shares repurchased (4,307,477 shares in 2015 and 0 shares in 2014)	(55,522)	-
Total shareholders' equity	401,438	450,237
Total liabilities and shareholders' equity	$1,737,223	1,783,380

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In Thousands, except per share amounts)

Interest income:
Loans	$14,065	14,568	27,378	28,236
Mortgage-related securities	820	748	1,659	1,307
Debt securities, federal funds sold and short-term investments	857	825	1,723	1,651
Total interest income	15,742	16,141	30,760	31,194
Interest expense:
Deposits	1,358	1,125	2,711	2,185
Borrowings	4,324	4,406	8,553	8,699
Total interest expense	5,682	5,531	11,264	10,884
Net interest income	10,060	10,610	19,496	20,310
Provision for loan losses	805	285	1,140	535
Net interest income after provision for loan losses	9,255	10,325	18,356	19,775
Noninterest income:
Service charges on loans and deposits	443	333	849	587
Increase in cash surrender value of life insurance	352	305	559	452
Mortgage banking income	29,577	22,188	50,616	36,690
Gain on sale of available for sale securities	-	-	44	-
Other	668	370	1,005	2,526
Total noninterest income	31,040	23,196	53,073	40,255
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	23,272	18,190	41,350	33,249
Occupancy, office furniture, and equipment	2,269	2,621	4,712	5,306
Advertising	712	838	1,365	1,574
Data processing	630	559	1,205	1,118
Communications	351	398	721	820
Professional fees	632	522	1,129	1,030
Real estate owned	686	705	1,229	1,253
FDIC insurance premiums	271	304	607	710
Other	3,124	3,466	6,057	6,174
Total noninterest expenses	31,947	27,603	58,375	51,234
Income before income taxes	8,348	5,918	13,054	8,796
Income tax expense	3,064	2,148	4,754	3,142
Net income	$5,284	3,770	8,300	5,654
Income per share:
Basic	$0.17	0.11	0.26	0.17
Diluted	$0.17	0.11	0.26	0.16
Weighted average shares outstanding:
Basic	29,841	34,021	31,098	34,143
Diluted	30,191	34,252	31,413	34,385

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Net income	$5,284	3,770	8,300	5,654

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $1,557, ($476), $714, ($1,399), respectively	(2,410)	738	(1,106)	2,164

Reclassification adjustment for net loss (gain) included in net income during the period, net of tax (benefit) expense of $0, ($7), $17, ($7), respectively	-	10	(27)	10

Total other comprehensive (loss) income	(2,410)	748	(1,133)	2,174
Comprehensive income	$2,874	4,518	7,167	7,828

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Cost of Shares	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Repurchased	Equity
		(In Thousands)
Balances at December 31, 2013	31,349	$341	110,480	151,195	(854)	(1,429)	(45,261)	-	214,472

Comprehensive income:
Net income	-	-	-	5,654	-	-	-	-	5,654
Other comprehensive income	-	-	-	-	-	2,174	-	-	2,174
Total comprehensive income									7,828

Purchase of ESOP Shares	-	-	-	-	(10,000)	-	-	-	(10,000)
ESOP shares committed to be released to Plan participants	-	-	5	-	562	-	-	-	567
Cash Dividend, $0.10 per share	-	-	-	(3,440)	-	-	-	-	(3,440)
Stock based compensation	8	-	160	-	-	-	-	-	160
Merger of Lamplighter, MHC	(23,050)	(231)	305	-	-	-	-	-	74
Exchange of common stock	(8,299)	(83)	83	-	-	-	-	-	-
Treasury stock retired	-	(27)	(45,234)	-	-	-	45,261	-	-
Proceeds of stock offering, net of costs	34,406	344	248,004	-	-	-	-	-	248,348

Balances at June 30, 2014	34,414	$344	313,803	153,409	(10,292)	745	-	-	458,009

Balances at December 31, 2014	34,420	$344	313,894	157,304	(22,552)	1,247	-	-	450,237

Comprehensive income:
Net income	-	-	-	8,300	-	-	-	-	8,300
Other comprehensive loss	-	-	-	-	-	(1,133)	-	-	(1,133)
Total comprehensive income									7,167

ESOP shares committed to be released to Plan participants	-	-	88	-	594	-	-	-	682
Cash dividend, $0.10 per share	-	-	-	(3,029)	-	-	-	-	(3,029)
Stock based compensation activity, net of tax	594	6	89	-	-	-	-	-	95
Stock compensation expense	-	-	1,851	-	-	-	-	-	1,851
Purchase of common stock returned to authorized but unissued	(4,307)	(43)	-	-	-	-	-	(55,522)	(55,565)

Balances at June 30, 2015	30,707	$307	315,922	162,575	(21,958)	114	-	(55,522)	401,438

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2015	2014
	(In Thousands)

Operating activities:
Net income	$8,300	5,654
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,140	535
Provision for depreciation	1,571	1,630
Stock based compensation	1,851	122
Net amortization of premium/discount on debt and mortgage related securities	685	811
Amortization of unearned ESOP shares	682	567
Amortization and impairment of mortgage servicing rights	385	342
Gain on sale of loans held for sale	(48,472)	(37,210)
Loans originated for sale	(995,131)	(767,020)
Proceeds on sales of loans originated for sale	960,756	732,781
Decrease (increase) in accrued interest receivable	39	(140)
Increase in cash surrender value of life insurance	(559)	(452)
Decrease in accrued interest on deposits and borrowings	(41)	(33)
Increase in other liabilities	4,490	6,025
Increase in accrued tax receivable	2,402	1,005
Gain on sale of available for sale securities	(44)	-
Net loss related to real estate owned	379	278
Gain on sale of mortgage servicing rights	(262)	(1,786)
Other	(4,225)	5,056
Net cash used in operating activities	(66,054)	(51,835)

Investing activities:
Net increase in loans receivable	(10,151)	(38,484)
Purchases of:
Debt securities	(10,000)	(15,997)
Mortgage related securities	(15,933)	(70,119)
Certificates of deposit	-	(735)
Premises and equipment, net	(931)	(1,518)
Bank owned life insurance	(180)	(10,180)
FHLB stock	(2,000)	-
Proceeds from:
Principal repayments on mortgage-related securities	20,652	14,552
Maturities of debt securities	5,690	9,785
Sales of debt securities	1,034	-
Sales of real estate owned	13,475	7,085
Net cash provided by (used in) investing activities	1,656	(105,611)

Financing activities:
Net decrease in deposits	(13,646)	(5,799)
Net change in borrowings	10,000	(511)
Net change in advance payments by borrowers for taxes	1,924	716
Cash dividends on common stock	(3,113)	(1,719)
Financing for purchase of ESOP	0	(10,000)
Purchase of common stock returned to authorized but unissued	(55,565)	-
Proceeds from stock option exercises	89	38
Stock offering funds returned to subscribers	-	(141,882)
Net cash used in financing activities	(60,311)	(159,157)
Decrease in cash and cash equivalents	(124,709)	(316,603)
Cash and cash equivalents at beginning of period	172,820	429,169
Cash and cash equivalents at end of period	$48,111	112,566

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	2,303	822
Interest payments	11,305	10,916
Noncash activities:
Loans receivable transferred to real estate owned	9,066	6,930
Deposits utilized to purchase common stock	-	248,422
Dividends declared but not paid in other liabilities	1,536	1,721

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2014 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other period.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$108,563	1,296	(365)	109,494
Collateralized mortgage obligations:
Government sponsored enterprise issued	60,689	288	(110)	60,867
Mortgage-related securities	169,252	1,584	(475)	170,361

Government sponsored enterprise bonds	4,750	6	(2)	4,754
Municipal securities	72,174	920	(558)	72,536
Other debt securities	17,402	132	(610)	16,924
Debt securities	94,326	1,058	(1,170)	94,214
Certificates of deposit	4,900	20	-	4,920
	$268,478	2,662	(1,645)	269,495

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$115,670	1,582	(124)	117,128
Collateralized mortgage obligations:
Government sponsored enterprise issued	58,821	320	(70)	59,071
Mortgage-related securities	174,491	1,902	(194)	176,199

Government sponsored enterprise bonds	6,750	2	(41)	6,711
Municipal securities	76,037	1,442	(371)	77,108
Other debt securities	7,404	159	(35)	7,528
Debt securities	90,191	1,603	(447)	91,347
Certificates of deposit	5,880	17	-	5,897
	$270,562	3,522	(641)	273,443

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At June 30, 2015, $95.8  million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of June 30, 2015, $2.8 million of mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2014, $98.2 million of the Company's government sponsored enterprise bonds and $1.3 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations and mortgage banking related activities, respectively.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$6,677	6,770
Due after one year through five years	20,292	20,444
Due after five years through ten years	42,267	42,021
Due after ten years	29,990	29,899
Mortgage-related securities	169,252	170,361
	$268,478	269,495

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$19,255	(235)	6,251	(130)	25,506	(365)
Collateralized mortgage obligations:
Government sponsored enterprise issued	22,199	(110)	-	-	22,199	(110)
Government sponsored enterprise bonds	2,998	(2)	-	-	2,998	(2)
Municipal securities	31,989	(354)	5,436	(204)	37,425	(558)
Other debt securities	14,401	(610)	-	-	14,401	(610)
	$90,842	(1,311)	11,687	(334)	102,529	(1,645)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$10,537	(13)	12,489	(111)	23,026	(124)
Collateralized mortgage obligations:
Government sponsored enterprise issued	23,131	(70)	-	-	23,131	(70)
Government sponsored enterprise bonds	2,739	(11)	2,970	(30)	5,709	(41)
Municipal securities	5,671	(19)	21,344	(352)	27,015	(371)
Other debt securities	4,977	(35)	-	-	4,977	(35)
Certificates of deposit	490	-	-	-	490	-
	$47,545	(148)	36,803	(493)	84,348	(641)

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

As of June 30, 2015, the Company held two municipal securities that had previously been deemed to be other-than-temporarily impaired. Both securities were issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities. An additional $17,000 credit loss that was charged to earnings during the year ended December 31, 2014 for these municipal bonds.  During the year ended December 31, 2014, there were sales in the market of municipal issuer bonds at a discounted price that resulted in the Company recording additional credit losses. As of June 30, 2015, these securities had a combined amortized cost of $202,000 and a combined estimated fair value of $264,000.

As of June 30, 2015, the Company had 14 municipal securities and four mortgage-backed securities which had been in an unrealized loss position for twelve months or longer. These securities were determined not to be other-than-temporarily impaired as of June 30, 2015. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration.  As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the six months ended June 30, 2015, proceeds from the sale of securities totaled $1.0 million and resulted in gains totaling $44,000.  The $44,000 included in gain on sale of available for sale securities in the consolidated statements of income during the six months ended June 30, 2015 was reclassified from accumulated other comprehensive income.  There were no sales of securities during the six months ended June 30, 2014.

The following table presents the change in other-than-temporary credit related impairment charges on securities available for sale for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit-related impairments on securities as of December 31, 2013	$100
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	17
Reduction for sales of securities for which other-than-temporary was previously recognized	-
Credit-related impairments on securities as of December 31, 2014	117
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of June 30, 2015	$117

Note 3 - Loans Receivable

Loans receivable at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$393,724	411,979
Multi-family	531,729	522,281
Home equity	26,404	29,207
Construction and land	14,792	17,081
Commercial real estate	103,334	94,771
Consumer	863	200
Commercial loans	23,743	19,471
	$1,094,589	1,094,990

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

Qualifying loans receivable totaling $832.2 million and $844.2 million at June 30, 2015 and December 31, 2014, respectively, are pledged as collateral against $360.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement.

As of June 30, 2015 and December 31, 2014, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of June 30, 2015 and December 31, 2014 follows:

	As of June 30, 2015
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,266	989	13,059	16,314	377,410	393,724
Multi-family	1,490	-	4,583	6,073	525,656	531,729
Home equity	313	60	78	451	25,953	26,404
Construction and land	31	-	347	378	14,414	14,792
Commercial real estate	402	-	77	479	102,855	103,334
Consumer	-	-	-	-	863	863
Commercial loans	40	5	-	45	23,698	23,743
Total	$4,542	1,054	18,144	23,740	1,070,849	1,094,589

	As of December 31, 2014
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$3,767	3,743	12,196	19,706	392,273	411,979
Multi-family	462	280	11,092	11,834	510,447	522,281
Home equity	268	153	250	671	28,536	29,207
Construction and land	90	-	362	452	16,629	17,081
Commercial real estate	225	-	947	1,172	93,599	94,771
Consumer	-	-	-	-	200	200
Commercial loans	34	-	265	299	19,172	19,471
Total	$4,846	4,176	25,112	34,134	1,060,856	1,094,990

(1)	Includes $250,000 and $1.6 million at June 30, 2015 and December 31, 2014, respectively, which are on non-accrual status.
(2)	Includes $559,000 and $795,000 at June 30, 2015 and December 31, 2014, respectively, which are on non-accrual status.
(3)	Includes $9.8 million and $10.5 million at June 30, 2015 and December 31, 2014, respectively, which are on non-accrual status.

A summary of the activity for the six months ended June 30, 2015 and 2014 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Six months ended June 30, 2015
Balance at beginning of period	$9,877	5,358	422	687	1,951	8	403	18,706
Provision (credit) for loan losses	1,402	(147)	(54)	47	(115)	(2)	9	1,140
Charge-offs	(1,220)	(1,304)	(48)	(47)	(45)	-	-	(2,664)
Recoveries	289	753	95	33	5	3	-	1,178
Balance at end of period	$10,348	4,660	415	720	1,796	9	412	18,360

Six months ended June 30, 2014
Balance at beginning of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264
Provision (credit) for loan losses	(979)	1,561	(767)	195	472	(25)	78	535
Charge-offs	(1,298)	(2,690)	(39)	(142)	-	(4)	(243)	(4,416)
Recoveries	740	23	6	63	6	3	3	844
Balance at end of period	$10,012	6,105	1,007	1,729	1,880	8	486	21,227

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of June 30, 2015 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$3,327	15	61	46	303	-	5	3,757
Allowance related to loans collectively evaluated for impairment	7,021	4,645	354	674	1,493	9	407	14,603

Balance at end of period	$10,348	4,660	415	720	1,796	9	412	18,360

Loans individually evaluated for impairment	$27,127	8,000	430	2,110	2,446	-	34	40,147

Loans collectively evaluated for impairment	366,597	523,729	25,974	12,682	100,888	863	23,709	1,054,442
Total gross loans	$393,724	531,729	26,404	14,792	103,334	863	23,743	1,094,589

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of June 30, 2015 and December 31, 2014:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At June 30, 2015
Substandard	$27,228	5,826	642	2,110	2,446	-	35	38,287
Watch	8,982	5,106	315	1,405	2,334	-	446	18,588
Pass	357,514	520,797	25,447	11,277	98,554	863	23,262	1,037,714
	$393,724	531,729	26,404	14,792	103,334	863	23,743	1,094,589

At December 31, 2014
Substandard	$28,945	12,638	624	2,266	3,077	-	299	47,849
Watch	10,779	7,070	278	1,377	2,186	-	840	22,530
Pass	372,255	502,573	28,305	13,438	89,508	200	18,332	1,024,611
	$411,979	522,281	29,207	17,081	94,771	200	19,471	1,094,990

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

The following tables present data on impaired loans at June 30, 2015 and December 31, 2014.

	As of or for the Six Months Ended June 30, 2015
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$12,408	12,885	3,327	477	12,550	180
Multi-family	1,102	1,102	15	-	1,081	10
Home equity	176	176	61	-	176	5
Construction and land	249	362	46	113	243	-
Commercial real estate	1,140	1,549	303	409	1,234	31
Consumer	-	-	-	-	-	-
Commercial	5	5	5	-	6	1
	15,080	16,079	3,757	999	15,290	227
Total Impaired with no Reserve
One- to four-family	14,719	17,248	-	2,529	14,903	342
Multi-family	6,898	9,010	-	2,112	7,674	141
Home equity	254	254	-	-	256	6
Construction and land	1,861	1,861	-	-	1,972	35
Commercial real estate	1,306	1,306	-	-	1,306	32
Consumer	-	-	-	-	-	-
Commercial	29	29	-	-	32	1
	25,067	29,708	-	4,641	26,143	557
Total Impaired
One- to four-family	27,127	30,133	3,327	3,006	27,453	522
Multi-family	8,000	10,112	15	2,112	8,755	151
Home equity	430	430	61	-	432	11
Construction and land	2,110	2,223	46	113	2,215	35
Commercial real estate	2,446	2,855	303	409	2,540	63
Consumer	-	-	-	-	-	-
Commercial	34	34	5	-	38	2
	$40,147	45,787	3,757	5,640	41,433	784

	As of or for the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$11,864	13,345	2,386	1,481	15,982	515
Multi-family	7,438	10,285	731	2,847	12,720	177
Home equity	144	144	63	-	195	7
Construction and land	47	61	13	14	63	-
Commercial real estate	2,984	3,544	526	560	4,211	128
Consumer	-	-	-	-	-	-
Commercial	7	7	7	-	12	1
	22,484	27,386	3,726	4,902	33,183	828
Total Impaired with no Reserve
One- to four-family	17,645	19,795	-	2,150	23,215	860
Multi-family	8,124	9,364	-	1,240	12,693	439
Home equity	445	445	-	-	554	15
Construction and land	2,219	2,332	-	113	3,379	97
Commercial real estate	93	93	-	-	126	4
Consumer	-	-	-	-	-	-
Commercial	292	535	-	243	470	2
	28,818	32,564	-	3,746	40,437	1,417
Total Impaired
One- to four-family	29,509	33,140	2,386	3,631	39,197	1,375
Multi-family	15,562	19,649	731	4,087	25,413	616
Home equity	589	589	63	-	749	22
Construction and land	2,266	2,393	13	127	3,442	97
Commercial real estate	3,077	3,637	526	560	4,337	132
Consumer	-	-	-	-	-	-
Commercial	299	542	7	243	482	3
	$51,302	59,950	3,726	8,648	73,620	2,245

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $25.1 million of impaired loans as of June 30, 2015 for which no allowance has been provided, $4.6 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans' net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At June 30, 2015, total impaired loans includes $18.8 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2014, total impaired loans included $26.1 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of June 30, 2015
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$3,902	4	$7,426	49	$11,328	53
Multi-family	2,804	2	1,499	5	4,303	7
Home equity	-	-	98	1	98	1
Construction and land	1,716	2	-	-	1,716	2
Commercial real estate	1,306	1	77	1	1,383	2
	$9,728	9	$9,100	56	$18,828	65

	As of December 31, 2014
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$4,724	8	$10,233	55	$14,957	63
Multi-family	2,923	2	4,797	7	7,720	9
Home equity	-	-	98	1	98	1
Construction and land	1,866	2	-	-	1,866	2
Commercial real estate	1,306	1	170	1	1,476	2
	$10,819	13	$15,298	64	$26,117	77

At June 30, 2015, $18.8 million in loans had been modified in troubled debt restructurings and $9.1 million of these loans were included in the non-accrual loan total. The remaining $9.7 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $941,000 valuation allowance has been established as of June 30, 2015 with respect to the $18.8 million in troubled debt restructurings. As of December 31, 2014, a $1.5 million valuation allowance had been established with respect to the $26.1 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of June 30, 2015
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$14,420	30	$838	5	$15,258	35
Principal forbearance	342	2	-	-	342	2
Interest reduction	3,228	28	-	-	3,228	28
	$17,990	60	$838	5	$18,828	65

	As of December 31, 2014
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$15,306	36	$2,014	7	$17,320	43
Principal forbearance	490	3	2,632	1	3,122	4
Interest reduction	4,875	11	800	19	5,675	30
	$20,671	50	$5,446	27	$26,117	77

The following presents data on troubled debt restructurings:

	For the three months ended June 30, 2015		For the three months ended June 30, 2014
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$73	1	$1,381	3
	$73	1	$1,381	3

There were no troubled debt restructurings within the past twelve months for which there was a default during the three months ended June 30, 2015 or June 30, 2014.

The following presents data on troubled debt restructurings:

	For the six months ended June 30, 2015		For the six months ended June 30, 2014
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$73	1	$3,806	13
Multi family	-	-	597	2
Home equity	-	-	98	1
	$73	1	$4,501	16

There were no troubled debt restructurings within the past twelve months for which there was a default during the six months ended June 30, 2015 or June 30, 2014.

The following table presents data on non-accrual loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$22,399	23,918
Multi-family	5,196	12,001
Home equity	365	445
Construction and land	394	401
Commercial real estate	327	947
Commercial	34	299
Consumer	-	-
Total non-accrual loans	$28,715	38,011
Total non-accrual loans to total loans receivable	2.62%	3.47%
Total non-accrual loans to total assets	1.65%	2.13%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)

One- to four-family	$8,145	10,896
Multi-family	1,568	2,210
Construction and land	5,334	5,400
Commercial real estate	300	300
Total real estate owned	15,347	18,806
Valuation allowance at end of period	(1,021,000)	(100,000)
Total real estate owned, net	$14,326	18,706

The following table presents the activity in the Company's real estate owned:

	Six months ended June 30,
	2015	2014
	(In Thousands)
Real estate owned at beginning of the period	$18,706	22,663
Transferred from loans receivable	9,066	6,930
Sales (net of gains / losses)	(12,484)	(6,783)
Write downs	(1,244)	(603)
Other	282	(90)
Real estate owned at the end of the period	$14,326	22,117

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Six months ended June 30,
	2015	2014
	(In Thousands)
Mortgage servicing rights at beginning of the period	$2,521	3,377
Additions	1,999	1,869
Amortization	(375)	(267)
Sales	(614)	(2,189)
Mortgage servicing rights at end of the period	3,531	2,790
Valuation allowance at end of period	(20)	(75)
Mortgage servicing rights at end of the period, net	$3,511	2,715

During the six months ended June 30, 2015, $995.1 million in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $960.8 million, generating mortgage banking income of $50.6 million. The unpaid principal balance of loans serviced for others was $443.6 million and $308.1 million at June 30, 2015 and December 31, 2014 respectively. These loans are not reflected in the consolidated statements of financial condition.

During the six months ended June 30, 2015, the Company sold mortgage servicing rights related to $87.3 million in loans receivable and with a book value of $614,000 for $876,000 resulting in a gain on sale of $262,000.  During the six months ended June 30, 2014, the Company sold mortgage servicing rights related to $392.8 million in loans receivable and with a book value of $2.2 million for $4.0 million resulting in a gain on sale of $1.8 million.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ended December 31:	(In Thousands)
2015	$289
2016	511
2017	465
2018	419
2019	374
Thereafter	1,453
Total	$3,511

Note 6— Deposits

At June 30, 2015 and December 31, 2014, time deposits with balances greater than $250,000 amount to $36.0 million and $34.6 million, respectively.

A summary of the contractual maturities of time deposits at June 30, 2015 is as follows:

(In Thousands)

Within one year	$412,678
More than one to two years	184,061
More than two to three years	27,555
More than three to four years	3,722
More than four through five years	3,780
$631,796

Note 7— Borrowings

Borrowings consist of the following:

		June 30, 2015		December 31, 2014
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)
Short term:
Federal Home Loan Bank, Chicago advances		$10,000	0.13%	-	0.00%
Long term:
Federal Home Loan Bank, Chicago advances maturing:
2016		220,000	4.34%	220,000	4.34%
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$444,000	3.81%	434,000	3.89%

The $10.0 million short-term advance has a maturity date of November 30, 2015.  The rate on the short-term advance is variable and was 0.13% at June 30, 2014.  There is no prepayment penalty if voluntarily repaid by the Company prior to stated maturity.

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

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $95.8 million at June 30, 2015 and $98.2 million at December 31, 2014.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank of Chicago ("FHLBC") as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 51% of the carrying value of home equity loans and 75% of the carrying value of multi-family loans. In addition, these advances are collateralized by FHLBC stock of $19.5 million at June 30, 2015 and $17.5 million at December 31, 2014. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

Note 8 – Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements, or overall financial performance deemed by the regulators to be inadequate, can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The actual and required capital amounts and ratios for the Bank as of June 30, 2015 and December 31, 2014 are presented in the table below:

	June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	$415,509	35.43%	$93,830	8.00%	N/	A	N/	A
WaterStone Bank	366,571	31.36%	93,523	8.00%	116,904		10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	400,803	34.17%	70,373	6.00%	N/	A	N/	A
WaterStone Bank	351,912	30.10%	70,142	6.00%	93,523		8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	400,803	34.17%	52,779	4.50%	N/	A	N/	A
WaterStone Bank	351,912	30.10%	52,607	4.50%	75,988		6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial , Inc.	400,803	22.86%	70,141	4.00%	N/	A	N/	A
WaterStone Bank	351,912	20.11%	69,991	4.00%	87,489		5.00%
State of Wisconsin (to total assets)
WaterStone Bank	351,912	20.30%	104,001	6.00%	N/	A	N/	A

	December 31, 2014
	(Dollars In Thousands)
Total capital (to risk-weighted assets)	$357,514	31.98%	89,428	8.00%	111,785		10.00%
Tier I capital (to risk-weighted assets)	343,483	30.73%	44,714	4.00%	67,071		6.00%
Tier I capital (to average assets)	343,483	19.04%	72,175	4.00%	90,219		5.00%
State of Wisconsin (to total assets)	343,483	19.33%	106,643	6.00%	N/	A	N/	A

Note 9 -	Stock Based Compensation

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

Assumptions are used in estimating the fair value of stock options granted.  The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the actual volatility of a peer group including Waterstone Financial, Inc. stock from approximately five years prior to issuance date.  The following assumptions were used in estimating the fair value of options granted in the year ended 2015.

	2015
	Minimum	Maximum
Dividend yield	1.51%	1.57%
Risk-free interest rate	1.60%	1.72%
Expected volatility	29.23%	31.88%
Weighted average expected life (in years)	4.6	5.0
Weighted average per share value of options	$3.08	3.24

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

The 590,000 stock options granted to employees under this plan vest over a period of five years.  The 600,000 stock option awards granted to directors under this plan vest over a period of eight years.  The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised.  The unrecognized expense related to these awards is $3.7 million over the next eight years.

The 355,500 restricted stock awards granted to employees under this plan vest in five periods over four years with one period vesting immediately.  The 184,000 stock awards granted to directors under this plan vest in eight periods over seven years with one period vesting immediately.  The fair value of the award was $12.75.  The value of  restricted stock awards is equal to the quoted NASDAQ market close price on the vest date.  The unrecognized expense related to this award is $5.2 million over the next seven years.

Note 10 – Income Taxes

Income tax expense increased from $3.1 million during the six months ended June 30, 2014 to $4.8 million for the six months ended June 30, 2015. This increase was due to the increase in our income before income taxes, which increased from $8.8 million during the six months ended June 30, 2014 to $13.1 million during the six months ended June 30, 2015.  Income tax expense is recognized on the statement of income during the six months ended June 30, 2015 at an effective rate of 36.4% of pretax income compared to 35.7% during the six months ended June 30, 2014.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of June 30, 2015 and December 31, 2014.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
June 30, 2015
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

	June 30, 2015	December 31, 2014
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$22,836	18,889
Commitments to extend credit under home equity lines of credit	14,481	14,775
Unused portion of construction loans	9,295	12,333
Unused portion of business lines of credit	12,487	11,599
Standby letters of credit	574	766
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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of June 30, 2015 and December 31, 2014.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At June 30, 2015, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $272.3 million and interest rate lock commitments with an aggregate notional amount of approximately $230.6 million.  The fair value of the forward commitments to sell mortgage loans at June 30, 2015 included a gain of $964,000 that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at June 30, 2015 included a gain of $2.7 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In Thousands, except per share amounts)

Net income	$5,284	3,770	8,300	5,654
Net income available to unvested restricted shares	83	5	126	8
Net income available to common stockholders	$5,201	3,765	8,174	5,646

Weighted average shares outstanding	29,841	34,021	31,098	34,143
Effect of dilutive potential common shares	350	231	315	242
Diluted weighted average shares outstanding	30,191	34,252	31,413	34,385

Basic earnings per share	$0.17	0.11	0.26	0.17
Diluted earnings per share	$0.17	0.11	0.26	0.16

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2015	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$109,494	-	109,494	-
Collateralized mortgage obligations
Government sponsored enterprise issued	60,867	-	60,867	-
Government sponsored enterprise bonds	4,754	-	4,754	-
Municipal securities	72,536	-	72,536	-
Other debt securities	16,924	2,523	14,401	-
Certificates of deposit	4,920	-	4,920	-
Loans held for sale	207,920	-	207,920	-
Mortgage banking derivative assets	3,704	-	-	3,704

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$117,128	-	117,128	-
Collateralized mortgage obligations
Government sponsored enterprise issued	59,071	-	59,071	-
Government sponsored enterprise bonds	6,711	-	6,711	-
Municipal securities	77,108	-	77,108	-
Other debt securities	7,528	2,550	4,978	-
Certificates of deposit	5,897	-	5,897	-
Loans held for sale	125,073	-	125,073	-
Mortgage banking derivative assets	1,644	-	-	1,644
Mortgage banking derivative liabilities	645	-	-	645

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

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2013	$1,189

Mortgage derivative loss, net	(190)
Balance at December 31, 2014	$999

Mortgage derivative gain, net	2,705
Balance at June 30, 2015	$3,704

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.
Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$11,323	-	-	11,323
Real estate owned	14,326	-	-	14,326
Impaired mortgage servicing rights	1,049	-	-	1,049

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$18,758	-	-	18,758
Real estate owned	18,706	-	-	18,706
Impaired mortgage servicing rights	9	-	-	9
_________

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At June 30, 2015, loans determined to be impaired with an outstanding balance of $15.1 million were carried net of specific reserves of $3.8 million for a fair value of $11.3 million. At December 31, 2014, loans determined to be impaired with an outstanding balance of $22.5 million were carried net of specific reserves of $3.7 million for a fair value of $18.8 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $1.2 million and $603,000 during the six months ended June 30, 2015 and 2014, respectively and are recorded in real estate owned expense. At June 30, 2015 and December 31, 2014, real estate owned totaled $14.3 million and $18.7 million, respectively.

Mortgage servicing rights - The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights.   The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  At June 30, 2015 and December 31, 2014, the company determined that $1.0 million and $9,000, respectively of mortgage servicing rights were partially impaired, and as a result, recorded an impairment valuation allowance of $20,000 and $10,000, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at June 30, 2015	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$3,704	Pricing models	Pull through rate	59.9%	100.0%
Impaired loans	11,323	Market approach	Discount rates applied to appraisals	15.0%	30.0%
Real estate owned	14,326	Market approach	Discount rates applied to appraisals	5.0%	89.4%
Impaired mortgage servicing rights	1,049	Pricing models	Prepayment rate	6.1%	36.0%
			Discount rate	10.0%	12.0%
			Cost to service	$76.00	$222.00

___________

One of the significant unobservable inputs used in the fair value measurement of the Company's mortgage banking derivatives, including interest rate lock commitments is the loan pull through rate. This represents the percentage of loans currently in a lock position which the Company estimates will ultimately close. Generally, the fair value of an interest rate lock commitment will be positively impacted when the prevailing interest rate is lower than the interest rate lock commitment and negatively impacted when the prevailing interest rate is higher, without respect to the pull through rate. Generally, an increase in the pull through rate will result in the fair value of the interest rate lock increasing when in a gain position, or decreasing when in a loss position. The pull through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The pull through rate is computed using historical data and the ratio is periodically reviewed by the Company.

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

The significant unobservable inputs used in the fair value measurement of mortgage servicing rights include the prepayment rate, note rate, and cost to service.  The prepayment rate represents the assumed rate of prepayment of the outstanding principal balance of the underlying mortgage notes.  Generally, the fair value of mortgage servicing rights will be positively impacted as prepayment rate decreases and negatively impacted when the prepayment rate  increases.  The note rate represents the contractual rate on the underlying mortgages.

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

The carrying amounts and fair values of the Company's financial instruments consist of the following:

	June 30, 2015					December 31, 2014
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$48,111	48,111	40,254	7,857	-	172,820	172,820	167,370	5,450	-
Securities available-for-sale	269,495	269,495	2,523	266,972	-	273,443	273,443	2,550	270,893	-
Loans held for sale	207,920	207,920	-	207,920	-	125,073	125,073	-	125,073	-
Loans receivable	1,094,589	1,152,915	-	-	1,152,915	1,094,990	1,184,398	-	-	1,184,398
FHLB stock	19,500	19,500	-	19,500	-	17,500	17,500	-	17,500	-
Accrued interest receivable	3,990	3,990	3,990	-	-	4,029	4,029	4,029	-	-
Mortgage servicing rights	3,511	4,165	-	-	4,165	2,511	2,808	-	-	2,808
Mortgage banking derivative assets	3,704	3,704	-	-	3,704	1,644	1,644	-	-	1,644

Financial Liabilities
Deposits	850,314	853,284	218,518	634,766	-	863,960	866,173	211,325	654,848	-
Advance payments by borrowers for taxes	16,634	16,634	16,634	-	-	4,991	4,991	4,991	-	-
Borrowings	444,000	463,200	-	463,200	-	434,000	459,484	-	459,484	-
Accrued interest payable	1,559	1,559	1,559	-	-	1,600	1,600	1,600	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	645	645	-	-	645

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit is not material at June 30, 2015 and December 31, 2014.

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

	As of or for the three months ended June 30, 2015
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,742	230	88	10,060
Provision for loan losses	650	155	-	805
Net interest income after provision for loan losses	9,092	75	88	9,255

Noninterest income	920	30,231	(111)	31,040

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,807	19,572	(107)	23,272
Occupancy, office furniture and equipment	801	1,468	-	2,269
FDIC insurance premiums	271	-	-	271
Real estate owned	687	(1)	-	686
Other	1,135	4,220	94	5,449
Total noninterest expenses	6,701	25,259	(13)	31,947
Income before income taxes	3,311	5,047	(10)	8,348
Income tax expense	917	2,112	35	3,064
Net income	$2,394	2,935	(45)	5,284

Total assets	$1,706,005	231,948	(200,730)	1,737,223

	As of or for the three months ended June 30, 2014
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$10,085	360	165	10,610
Provision for loan losses	250	35	-	285
Net interest income after provision for loan losses	9,835	325	165	10,325

Noninterest income	794	22,477	(75)	23,196

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,416	14,784	(10)	18,190
Occupancy, office furniture and equipment	784	1,837	-	2,621
FDIC insurance premiums	304	-	-	304
Real estate owned	705	-	-	705
Other	1,225	4,514	44	5,783
Total noninterest expenses	6,434	21,135	34	27,603
Income before income taxes	4,195	1,667	56	5,918
Income tax expense	1,436	671	41	2,148
Net income	$2,759	996	15	3,770

Total assets	$1,745,567	189,442	(132,617)	1,802,392

	As of or for the six months ended June 30, 2015
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$18,975	350	171	19,496
Provision for loan losses	950	190	-	1,140
Net interest income after provision for loan losses	18,025	160	171	18,356

Noninterest income	1,678	51,557	(162)	53,073

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	8,535	33,027	(212)	41,350
Occupancy, office furniture and equipment	1,647	3,065	-	4,712
FDIC insurance premiums	607	-	-	607
Real estate owned	1,214	15.00	-	1,229
Other	2,104	8,199	174	10,477
Total noninterest expenses	14,107	44,306	(38)	58,375
Income before income taxes	5,596	7,411	47	13,054
Income tax expense	1,582	3,101	71	4,754
Net income	$4,014	4,310	(24)	8,300

	As of or for the six months ended June 30, 2014
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$19,446	524	340	20,310
Provision for loan losses	500	35	-	535
Net interest income after provision for loan losses	18,946	489	340	19,775

Noninterest income	1,277	39,135	(157)	40,255

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	7,135	26,125	(11)	33,249
Occupancy, office furniture and equipment	1,707	3,600	(1)	5,306
FDIC insurance premiums	710	-	-	710
Real estate owned	1,253	-	-	1,253
Other	2,473	8,181	62	10,716
Total noninterest expenses	13,278	37,906	50	51,234
Income before income taxes	6,945	1,718	133	8,796
Income tax expense	2,367	692	83	3,142
Net income	$4,578	1,026	50	5,654

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions;
•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or the origination levels in our lending business, or increase the level of defaults, losses or prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

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

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and six months ended June 30, 2015 and 2014 and the financial condition as of June 30, 2015 compared to the financial condition as of December 31, 2014.
As described in the notes to consolidated financial statements, we have two reportable segments: community banking and mortgage banking. The community banking segment provides consumer and business banking products and services to customers. Consumer products include loan products, deposit products, and personal investment services. Business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts.  The mortgage banking segment, which is conducted through Waterstone Mortgage Corporation, consists of originating residential mortgage loans for sale in the secondary market.

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our non-interest income and a majority of our non-interest expense.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and six months ended June 30, 2015 and 2014, which focuses on non-interest income and non-interest expense.  We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment for the Three Months Ended June 30, 2015 and 2014

Net income for the three months ended June 30, 2015 totaled $2.4 million compared to net income of $2.8 million for the three months ended June 30, 2014.  Net interest income decreased $343,000 to $9.7 million for the three months ended June 30, 2015 compared to $10.1 million the three months ended June 30, 2014.  Provision for loan loss increased $400,000 compared to the prior year.  Compensation, payroll taxes, and other employee benefits expense increased along with a slight increase in occupancy, office furniture, and equipment expense offset by a reduction in the other expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Comparison of Mortgage Banking Segment Operations for the Three Months Ended June 30, 2015 and 2014

Net income totaled $2.9 million for the three months ended June 30, 2015, compared to $996,000 during the three months ended June 30, 2014.  Mortgage banking segment revenues increased $7.8 million, or 34.5%, to $30.2 million for the three months ended June 30, 2015 compared to $22.5 million for the three months ended June 30, 2014.  The increase in revenue was attributable to an increase in volume. While revenue increased 34.5%, noninterest expense increased $4.1 million, or 19.5%, to $25.3 million for the three months ended June 30, 2015 compared to $21.1 million for the three months ended June 30, 2014.  The improvement is due to ongoing expense control efforts.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended June 30,
	2015	2014
	(Dollars in Thousands, except per share amounts)

Net income	$5,284	3,770
Earnings per share - basic	0.17	0.11
Earnings per share - diluted	0.17	0.11
Return on assets	1.21%	0.85%
Return on equity	5.04%	3.27%

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

	Three months ended June 30,
	2015			2014
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,240,703	14,065	4.55%	$1,229,046	14,568	4.75%
Mortgage related securities (2)	175,498	820	1.87%	166,748	748	1.80%
Debt securities, federal funds sold and short-term investments (2)(3)	225,319	1,090	1.94%	284,431	1,033	1.46%
Total interest-earning assets	1,641,520	15,975	3.90%	1,680,225	16,349	3.90%

Noninterest-earning assets	112,600			108,179
Total assets	$1,754,120			$1,788,404

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$31,335	5	0.06%	$47,194	4	0.03%
Money market and savings accounts	131,716	30	0.09%	132,789	26	0.08%
Time deposits	630,230	1,323	0.84%	627,848	1,095	0.70%
Total interest-bearing deposits	793,281	1,358	0.69%	807,831	1,125	0.56%
Borrowings	446,983	4,324	3.88%	453,211	4,406	3.90%
Total interest-bearing liabilities	1,240,264	5,682	1.84%	1,261,042	5,531	1.76%

Noninterest-bearing liabilities
Noninterest-bearing deposits	66,399			42,691
Other noninterest-bearing liabilities	26,992			22,706
Total noninterest-bearing liabilities	93,391			65,397
Total liabilities	1,333,655			1,326,439
Equity	420,465			461,965
Total liabilities and equity	$1,754,120			$1,788,404

Net interest income		10,293			10,818
Net interest rate spread (4)			2.07%			2.14%
Less: taxable equivalent adjustment		233			208
Net interest income, as reported		10,060			10,610
Net interest-earning assets (5)	$401,256			$419,183
Net interest margin (6)			2.46%			2.53%
Tax equivalent effect			0.06%			0.05%
Net interest margin on a fully tax equivalent basis (6)			2.52%			2.58%
Average interest-earning assets to average interest-bearing liabilities			132.35%			133.24%
__________
(1)  Interest income includes net deferred loan fee amortization income of $163,000 and $165,000 for the three months ended June 30, 2015 and 2014, respectively.
(2)  Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.53% and 1.16% for the three months ended June 30, 2015 and 2014, respectively.
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

	Three months ended June 30,
	2015 versus 2014
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$140	(643)	(503)
Mortgage related securities (3)	40	32	72
Other earning assets (3) (4)	(243)	300	57
Total interest-earning assets	(63)	(311)	(374)

Interest expense:
Demand accounts	(1)	2	1
Money market and savings accounts	-	4	4
Time deposits	4	224	228
Total interest-earning deposits	3	230	233
Borrowings	(59)	(23)	(82)
Total interest-bearing liabilities	(56)	207	151
Net change in net interest income	$(7)	(518)	(525)
______________
(1)	Interest income includes net deferred loan fee amortization income of $163,000 and $165,000 for the three months ended June 30, 2015 and 2014, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income decreased $550,000, or 5.2%, to $10.1 million during the three months ended June 30, 2015 compared to $10.6 million during the three months ended June 30, 2014.

·	Interest income on loans decreased due to a 20 basis point decrease in average yield on loans.
·
Interest income from mortgage-related securities increased due to an increase in the average balance of mortgage-related securities.  Funds received from the second step offering completed in January 2014 were used to purchase additional securities throughout 2014.

·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased slightly due to an increase in higher yielding municipal securities balance in 2015 compared to cash being held in 2014.  The decrease in the average balance of other interest-earning assets reflects utilization of the $248.3 million in net proceeds that were received from our stock offering during January 2014 to purchase securities and fund loans held for sale.

·	Interest expense on deposits increased primarily due to an increase in the average cost of time deposits of 14 basis points along with a slightly higher average balance.
·
Interest expense on borrowings decreased slightly due to the decreased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market during the three months ended June 30, 2015.

Provision for Loan Losses

Our provision for loan losses increased $520,000, or 182.5%, to $805,000 during the three months ended June 30, 2015, from $285,000 during the three months ended June 30, 2014.  The increase is largely related to two loans collateralized by out-of-state single-family properties.

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

Noninterest Income

	Three months ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$443	333	110	33.0%
Increase in cash surrender value of life insurance	352	305	47	15.4%
Mortgage banking income	29,577	22,188	7,389	33.3%
Gain on sale of available for sale securities	-	-	-	N/	M
Other	668	370	298	80.5%
Total noninterest income	$31,040	23,196	7,844	33.8%
N/M - Not meaningful

Total noninterest income increased $7.8 million, or 33.8%, to $31.0 million during the three months ended June 30, 2015 compared to $23.2 million during the three months ended June 30, 2014.  The increase resulted primarily from an increase in mortgage banking income along with slight increases in other noninterest income.

·
The increase in mortgage banking income was the result of an increase in origination volumes.  The volume increased $124.3 million, or 26.3%, to $596.1 million during the three months ended June 30, 2015 compared to $471.8 million during the three months ended June 30, 2014.

·	The increase in service charges on loans and deposits is related to an increase in loan prepayment penalties.
·
The increase in other noninterest income is primarily due to an increase in the sale of mortgage servicing rights which resulted in a $256,000 gain during the three months ended June 30, 2015.  There were no sales of mortgage servicing rights during the three months ended June 30, 2014.

Noninterest Expense

	Three months ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$23,272	18,190	5,082	27.9%
Occupancy, office furniture and equipment	2,269	2,621	(352)	(13.4)%
Advertising	712	838	(126)	(15.0)%
Data processing	630	559	71	12.7%
Communications	351	398	(47)	(11.8)%
Professional fees	632	522	110	21.1%
Real estate owned	686	705	(19)	(2.7)%
FDIC insurance premiums	271	304	(33)	(10.9)%
Other	3,124	3,466	(342)	(9.9)%
Total noninterest expense	$31,947	27,603	4,344	15.7%

Total noninterest expense increased $4.3 million, or 15.7%, to $31.9 million during the three months ended June 30, 2015 compared to $27.6 million during the three months ended June 30, 2014.

·
Compensation, payroll taxes and other employee benefit expense increased $5.1 million primarily due to a $4.8 million increase in compensation, payroll taxes and other benefits within our mortgage banking segment.  The increase in compensation within our mortgage banking segment correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

·	Compensation, payroll taxes and other employee benefit expense increased $391,000 within the community banking segment primarily due to stock awards granted in 2015.
·
Occupancy, office furniture and equipment expense decreased resulting from less rent expense in the three months ended June 30, 2015 compared to the same period during the prior year due to the closing of a number of mortgage branches during the three months ended June 30, 2014.

·
Real estate owned expense decreased $19,000.  Net real estate owned expenses decreased $70,000 due to a decrease in the number of properties.  Offsetting the decrease in operating expenses, net loss on sales and write-downs increased $51,000.

·
Other noninterest expense decreased primarily due to a reduced provision for mortgage banking segment branch losses due to increased profitability with high mortgage volumes and continued focus on controlling expenses.

Income Taxes

Driven by an increase in pre-tax income, income tax expense increased $916,000, or 42.6%, to $3.1 million during the three months ended June 30, 2015, compared to $2.1 million during the three months ended June 30, 2014.  Income tax expense was recognized during the three months ended June 30, 2015 at an effective rate of 36.7% compared to an effective rate of 36.3% during the three months ended June 30, 2014.

Comparison of Community Banking Segment for the Six Months Ended June 30, 2015 and 2014

Net income for the six months ended June 30, 2015 totaled $4.0 million compared to net income of $4.6 million for the six months ended June 30, 2014.  Net interest income decreased $471,000 to $19.0 million for the six months ended June 30, 2015 compared to $19.4 million for the six months ended June 30, 2014.  Provision for loan loss increased $450,000.  Compensation, payroll taxes, and other employee benefits expense increased $1.4 million due to the grant of stock awards during 2015. The increase in compensation was offset by a reduction in all other expense categories for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Comparison of Mortgage Banking Segment Operations for the Six Months Ended June 30, 2015 and 2014

Net income totaled $4.3 million for the six months ended June 30, 2015, compared to $1.0 million during the six months ended June 30, 2014.  Mortgage banking segment revenues increased $12.4 million, or 31.7%, to $51.6 million for the six months ended June 30, 2015 compared to $39.1 million for the six months ended June 30, 2014.  The increase in revenue was attributable to a 29.7% increase in volume origination to $995.1 million during the six months ended June 30, 2015 compared to $767.0 million during the six months ended June 30, 2014. While revenue increased 31.7%, noninterest expense increased $6.4 million, or 16.9%, to $44.3 million for the six months ended June 30, 2015 compared to $37.9 million for the six months ended June 30, 2014.  The improvement is due to ongoing expense control efforts.

Consolidated Waterstone Financial, Inc. Results of Operations
	Six months ended June 30,
	2015	2014
	(Dollars in Thousands, except per share amounts)

Net income YTD	$8,300	5,654
Earnings per share - basic YTD	0.26	0.17
Earnings per share - diluted YTD	0.26	0.16
Return on assets - YTD	0.95%	0.63%
Return on equity - YTD	3.83%	2.62%

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

	Six months ended June 30,
	2015			2014
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,207,251	27,378	4.57%	$1,195,810	28,236	4.76%
Mortgage related securities (2)	175,957	1,659	1.90%	146,423	1,307	1.80%
Debt securities, federal funds sold and short-term investments (2)(3)	266,301	2,190	1.66%	350,510	2,041	1.17%
Total interest-earning assets	1,649,509	31,227	3.82%	1,692,743	31,584	3.76%

Noninterest-earning assets	112,021			103,124
Total assets	$1,761,530			$1,795,867

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$30,206	10	0.07%	$46,884	7	0.03%
Money market and savings accounts	129,224	58	0.09%	178,845	51	0.06%
Time deposits	638,025	2,643	0.84%	625,679	2,127	0.69%
Total interest-bearing deposits	797,455	2,711	0.69%	851,408	2,185	0.52%
Borrowings	440,711	8,553	3.91%	449,040	8,699	3.91%
Total interest-bearing liabilities	1,238,166	11,264	1.83%	1,300,448	10,884	1.69%

Noninterest-bearing liabilities
Noninterest-bearing deposits	64,909			42,054
Other noninterest-bearing liabilities	21,655			18,672
Total noninterest-bearing liabilities	86,564			60,726
Total liabilities	1,324,730			1,361,174
Equity	436,800			434,693
Total liabilities and equity	$1,761,530			$1,795,867

Net interest income		19,963			20,700
Net interest rate spread (4)			1.98%			2.07%
Less: taxable equivalent adjustment		467			390
Net interest income, as reported		19,496			20,310
Net interest-earning assets (5)	$411,343			$392,295
Net interest margin (6)			2.38%			2.42%
Tax equivalent effect			0.06%			0.05%
Net interest margin on a fully tax equivalent basis (6)			2.44%			2.47%
Average interest-earning assets to average interest-bearing liabilities			133.22%			130.17%
__________
(1)  Interest income includes net deferred loan fee amortization income of $281,000 and $303,000 for the six months ended June 30, 2015 and 2014, respectively.
(2)  Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.30% and 0.95% for the six months ended June 30, 2015 and 2014, respectively.
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

	Six months ended June 30,
	2015 versus 2014
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$271	(1,129)	(858)
Mortgage related securities (3)	283	69	352
Other earning assets (3) (4)	(569)	718	149
Total interest-earning assets	(15)	(342)	(357)

Interest expense:
Demand accounts	(4)	7	3
Money market and savings accounts	(17)	24	7
Time deposits	42	474	516
Total interest-earning deposits	21	505	526
Borrowings	(162)	16	(146)
Total interest-bearing liabilities	(141)	521	380
Net change in net interest income	$126	(863)	(737)
______________
(1)	Interest income includes net deferred loan fee amortization income of $281,000 and $303,000 for the six months ended June 30, 2015 and 2014, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income decreased $814,000, or 4.0%, to $19.5 million during the six months ended June 30, 2015 compared to $20.3 million during the six months ended June 30, 2014.

·	Interest income on loans decreased due to a 19 basis point decrease in average yield on loans.
·
Interest income from mortgage related securities increased due to an increase in the average balance of mortgage related securities.  Funds received from the second step offering completed in January 2014 were used to purchase additional securities throughout 2014.

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

·	Interest expense on deposits increased primarily due to an increase in the average cost of time deposits of 15 basis points along with a slightly higher average balance of time deposits.
·
Interest expense on borrowings decreased slightly due to the decreased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market during the six months ended June 30, 2015.

Provision for Loan Losses

Our provision for loan losses increased $605,000, or 113.1%, to $1.1 million during the six months ended June 30, 2015, from $535,000 during the six months ended June 30, 2014.   The increase is largely related to two loans collateralized by out-of-state single-family properties.

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

Noninterest Income

	Six months ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$849	587	262	44.6%
Increase in cash surrender value of life insurance	559	452	107	23.7%
Mortgage banking income	50,616	36,690	13,926	38.0%
Gain on sale of available for sale securities	44	-	44	N/	M
Other	1,005	2,526	(1,521)	(60.2)%
Total noninterest income	$53,073	40,255	12,818	31.8%
N/M - Not meaningful

Total noninterest income increased $12.8 million, or 31.8%, to $53.1 million during the six months ended June 30, 2015 compared to $40.3 million during the six months ended June 30, 2014.  The increase resulted primarily from an increase in mortgage banking income offset by a decrease in other noninterest income.

·
The increase in mortgage banking income was the result of an increase in origination volumes.  The volume increased $228.1 million, or 29.7%, to $995.1 million during the six months ended June 30, 2015 compared to a $767.0 million during the six months ended June 30, 2014.

·	The increase in service charges on loans and deposits is related to an increase in loan prepayment penalties.
·	The increase in cash surrender value of life insurance is related to the additional earnings on the $10 million policy purchased in May 2014.
·	The Company sold one municipal security at a gain in the current period compared to none in the prior year period.
·
The decrease in other noninterest income is primarily due to a decrease on the sale of mortgage servicing rights which resulted in a $262,000 gain during the six months ended June 30, 2015 compared to a $1.8 million gain on sales of mortgage servicing rights during the six months ended June 30, 2014.

Noninterest Expense

	Six months ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$41,350	33,249	8,101	24.4%
Occupancy, office furniture and equipment	4,712	5,306	(594)	(11.2)%
Advertising	1,365	1,574	(209)	(13.3)%
Data processing	1,205	1,118	87	7.8%
Communications	721	820	(99)	(12.1)%
Professional fees	1,129	1,030	99	9.6%
Real estate owned	1,229	1,253	(24)	(1.9)%
FDIC insurance premiums	607	710	(103)	(14.5)%
Other	6,057	6,174	(117)	(1.9)%
Total noninterest expense	$58,375	51,234	7,141	13.9%

Total noninterest expense increased $7.1 million, or 13.9%, to $58.4 million during the six months ended June 30, 2015 compared to $51.2 million during the six months ended June 30, 2014.

·
Compensation, payroll taxes and other employee benefit expense increased $8.1 million primarily due to a $6.9 million increase in compensation, payroll taxes and other benefits within our mortgage banking segment.  The increase in compensation within our mortgage banking segment correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

·	Compensation, payroll taxes and other employee benefit expense increased $1.4 million within the community banking segment primarily due to stock awards granted in 2015.
·
Occupancy, office furniture and equipment expense decreased resulting from less rent expense in the current compared to prior year due to closing a number of mortgage banking segment branches during the first half of 2014. Additionally, there was less snow removal expense in the six months ended June 30, 2015 compared to the same period during the prior year.

·	Advertising expense decreased as a result of mortgage banking segment branches closing in 2014 and improved expense management at our mortgage banking segment.
·
Real estate owned expense decreased $24,000.  Net real estate owned expenses decreased $126,000 due to a decrease in the number of properties.  Offsetting the decrease in operating expenses, net loss on sales and write-downs increased $102,000.

·	FDIC insurance premiums decreased due to a decrease in our assessment rate in 2015 compared to 2014 as capital increased.
·
Other noninterest expense decreased primarily due to a reduced provision for mortgage banking segment branch losses due to increased profitability with high mortgage volumes and continued focus on controlling expenses.

Income Taxes

Driven by an increase in pre-tax income, income tax expense increased $1.6 million, or 51.3%, to $4.8 million during the six months ended June 30, 2015, compared to $3.1 million during the six months ended June 30, 2014.  Income tax expense was recognized during the six months ended June 30, 2015 at an effective rate of 36.4% compared to an effective rate of 35.7% during the six months ended June 30, 2014.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total Assets - Total assets decreased by $46.2 million, or 2.6%, to $1.74 billion at June 30, 2015 from $1.78 billion at December 31, 2014.  The decrease in total assets is primarily due to the stock buyback program.

Cash and Cash Equivalents – Cash and cash equivalents decreased $124.7 million, or 72.2%, to $48.1 million at June 30, 2015, compared to $172.8 million at December 31, 2014.  The decrease in cash and cash equivalents primarily reflects the increase in loans held for sale, repurchase of shares, and slight decrease in deposits.  Offsetting these reductions to cash and cash equivalents, borrowings and advanced payments by borrowers for taxes increased from December 31, 2014.

Securities Available for Sale – Securities available for sale decreased slightly at June 30, 2015 compared to December 31, 2014.  This decrease reflects a $1.8 million decrease in net unrealized gains as interest rates increased from year end.  The remaining decrease is due to paydowns in mortgage related securities and maturities of municipal bonds offset by the purchase of a corporate bond security.

Loans Held for Sale - Loans held for sale increased at June 30, 2015 due to increased volumes at our mortgage subsidiary compared to the fourth quarter of 2014.

Loans Receivable - Loans receivable held for investment decreased $401,000 to $1.09 billion at June 30, 2015 consistent with the balance at December 31, 2014.  The decrease in total loans receivable was primarily attributable to decreases in one- to four-family, home equity, and construction and land loans, driven by prepayments and as loans were transferred to real estate owned.  The multi-family and commercial real estate loan portfolio categories increased as the bank continues to focus on those areas for growth.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Six months ended June 30,		Year Ended
	2015	2014	December 31, 2014
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,220,063	1,189,697	1,189,697
Real estate loans originated for investment:
Residential
One- to four-family	17,253	18,542	48,325
Multi-family	57,540	51,357	88,958
Home equity	2,837	459	4,177
Construction and land	1,985	1,449	8,806
Commercial real estate	15,019	18,545	29,294
Total real estate loans originated for investment	94,634	90,352	179,560
Consumer loans originated for investment	673	4	10
Commercial business loans originated for investment	13,121	5,495	7,863
Total loans originated for investment	108,428	95,851	187,433

Principal repayments	(97,099)	(56,524)	(159,619)
Transfers to real estate owned	(9,066)	(6,930)	(16,645)
Loan principal charged-off	(2,664)	(4,416)	(8,855)
Net activity in loans held for investment	(401)	27,981	2,314

Loans originated for sale	995,131	767,020	1,661,376
Loans sold	(912,284)	(695,571)	(1,633,324)
Net activity in loans held for sale	82,847	71,449	28,052
Total gross loans receivable and held for sale at end of period	$1,302,509	1,289,127	1,220,063

Allowance for Loan Losses - The allowance for loan losses decreased at June 30, 2015 from December 31, 2014.   The decrease resulted from the charge-off of specific reserves and improvement of key loan quality metrics decreasing the allowance related to the loans collectively reviewed.  The reserve related to the individually reviewed loans stayed consistent with the amount at December 31, 2014. The overall decrease was primarily in the allowance for the multi-family and commercial real estate categories, offset by an increase in the allowance for the one- to four-family category.  The remaining categories were consistent with the amounts at December 31, 2014.

Real Estate Owned – Total real estate owned decreased $4.4 million from December 31, 2014.  During the six months ended June 30, 2015, $9.1 million was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $12.5 million.  Declines in real estate owned property values evidenced by updated appraisals and responses to list prices on properties held for sale resulted in $1.2 million in write downs during the six months ended June 30, 2015.

Deposits – Total deposits decreased $13.6 million to $850.3 million at June 30, 2015 from December 31, 2014.  The decrease was driven by a decrease in time deposits partially offset by an increase in more cost effective transaction accounts.

Borrowings – Total borrowings increased $10.0 million to $444.0 million at June 30, 2015 compared to December 31, 2014.  The  bank borrowed additional FHLB advances of $10.0 million to fund the increased mortgage banking loan origination volumes.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $5.4 million at June 30, 2015 compared to December 31, 2014.  Of the total decrease, $9.7 million related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.  The accrued compensation for the mortgage banking segment increased $2.6 million from December 31, 2014, driven by increased loan origination volumes.

Shareholders' Equity – Shareholders' equity decreased by $48.8 million, or 10.8%, to $401.4 million at June 30, 2015 from  December 31, 2014.  The decrease  in shareholders' equity was due to the stock repurchase programs initiated during the six months ended June 30, 2015, dividends declared, and the decrease in accumulated other comprehensive income.  These decreases were offset by net income and the stock compensation awards.

ASSET QUALITY

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2015	2014
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$22,399	23,918
Multi-family	5,196	12,001
Home equity	365	445
Construction and land	394	401
Commercial real estate	327	947
Commercial	34	299
Consumer	-	-
Total non-accrual loans	28,715	38,011

Real estate owned
One- to four-family	8,145	10,896
Multi-family	1,568	2,210
Construction and land	5,334	5,400
Commercial real estate	300	300
Total real estate owned	15,347	18,806
Valuation allowance at end of period	(1,021)	(100)
Total real estate owned, net	14,326	18,706
Total nonperforming assets	$43,041	56,717

Total non-accrual loans to total loans, net	2.62%	3.47%
Total non-accrual loans to total assets	1.65%	2.13%
Total nonperforming assets to total assets	2.48%	3.18%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Six Months
	Ended June 30,
	2015	2014
	(In Thousands)

Balance at beginning of period	$38,011	50,961
Additions	7,176	11,430
Transfers to real estate owned	(9,066)	(6,930)
Charge-offs	(1,003)	(3,702)
Returned to accrual status	(3,188)	(1,769)
Principal paydowns and other	(3,215)	(3,969)
Balance at end of period	$28,715	46,021

Total non-accrual loans decreased by $9.3 million, or 24.5%, to $28.7 million as of June 30, 2015 compared to $38.0 million as of December 31, 2014.  The ratio of non-accrual loans to total loans receivable was 2.62% at June 30, 2015 compared to 3.47% at December 31, 2014.  During the six months ended June 30, 2015, $9.1 million were transferred to real estate owned, $1.0 million in loan principal was charged off, $3.2 million in loans were returned to accrual status and approximately $3.2 million in principal payments were received.  Offsetting this activity, $7.2 million in loans were placed on non-accrual status during the six months ended June 30, 2015.

Of the $28.7 million in total non-accrual loans as of June 30, 2015, $27.3 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $5.0 million in cumulative partial charge-offs have been recorded with respect to these loans as of June 30, 2015.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $3.3 million have been recorded as of June 30, 2015.  The remaining $1.5 million of non-accrual loans were reviewed on an aggregate basis and $364,000 in valuation allowance was deemed necessary related to those loans as of June 30, 2015.   The $364,000 in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

Our largest non-accrual loan was collateralized by single-family residential real estate. This loan had a principal balance of $2.3 million at June 30, 2015, as well as a specific reserve of $732,000. Our second largest non-accrual loan was collateralized by single-family residential real estate. This loan had a principal balance of $1.9 million at June 30, 2015, as well as a specific reserve of $833,000.  Our third largest non-accrual loan as of June 30, 2015 was collateralized by single-family residential real estate.   This loan had a principal balance of $1.3 million, which is net of life-to-date charge-offs of $865,000 at June 30, 2015.   Our fourth largest non-accrual loan as of June 30, 2015 was collateralized by multi-family residential real estate.  This loan had a principal balance of $1.3 million, which is net of life-to-date charge-offs of $102,000, at June 30, 2015. Our fifth largest non-accrual loan as of June 30, 2015 was collateralized by multi-family residential real estate.  This loan had a principal balance of $1.2 million, which is net of life-to-date charge-offs of $948,000, at June 30, 2015. Together, these five largest non-accrual loans comprised 28.1% of total non-accrual loans at June 30, 2015.

For the six months ended June 30, 2015, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $910,000.  We recognized $544,000 of interest income on such loans during the six months ended June 30, 2015.

There were no accruing loans past due 90 days or more during the six months ended June 30, 2015 or 2014.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of June 30, 2015
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$3,902	7,426	11,328
Multi-family	2,804	1,499	4,303
Home equity	-	98	98
Construction and land	1,716	-	1,716
Commercial real estate	1,306	77	1,383
	$9,728	9,100	18,828

	As of December 31, 2014
	Accruing	Non-accruing	Total

One- to four-family	$4,724	10,233	14,957
Multi-family	2,923	4,797	7,720
Home equity	-	98	98
Construction and land	1,866	-	1,866
Commercial real estate	1,306	170	1,476
	$10,819	15,298	26,117

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At June 30,	At December 31,
	2015	2014
	(Dollars in Thousands)

Loans past due less than 90 days	$5,596	9,022
Loans past due 90 days or more	18,144	25,112
Total loans past due	$23,740	34,134

Total loans past due to total loans receivable	2.17%	3.12%

Past due loans decreased by $10.4 million, or 30.5%, to $23.7 million at June 30, 2015 from $34.1 million at December 31, 2014.  Loans past due 90 days or more decreased by $7.0 million, or 27.7%, during the six months ended June 30, 2015 and loans past due less than 90 days decreased by $3.4 million, or 38.0%.  The $7.0 million decrease in loans past due 90 days or more was primarily due to $9.1 million in loans transferred to real estate owned during the six months ended June 30, 2015 offset by additional loans which were included in the less than 90 day group in the previous period.  The $3.4 million decrease in loans past due less than 90 days or more was primarily attributable to a decrease in delinquent loans collateralized by one- to four-family loans as one significant relationship entered the past 90 days due category, in addition to fewer loans entering past due status.

REAL ESTATE OWNED

Total real estate owned decreased by $4.4 million, or 23.4%, to $14.3 million at June 30, 2015, compared to $18.7 million at December 31, 2014.  During the six months ended June 30, 2015, $9.1 million was transferred from loans to real estate owned upon completion of foreclosure including a $1.5 million relationship and a $1.2 million relationship.  Declines in property values evidenced by updated appraisals and responses to list prices on properties held for sale resulted in write-downs totaling $1.2 million during the six months ended June 30, 2015.  During the same period, sales of real estate owned totaled $12.5 million.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Six Months
	Ended June 30,
	2015	2014
	(Dollars in Thousands)

Balance at beginning of period	$18,706	24,264
Provision for loan losses	1,140	535
Charge-offs:
Mortgage
One- to four-family	1,220	1,298
Multi-family	1,304	2,690
Home equity	48	39
Commercial real estate	45	-
Construction and land	47	142
Consumer	-	4
Commercial	-	243
Total charge-offs	2,664	4,416
Recoveries:
Mortgage
One- to four-family	289	740
Multi-family	753	23
Home equity	95	6
Commercial real estate	5	6
Construction and land	33	63
Consumer	3	3
Commercial	-	3
Total recoveries	1,178	844
Net charge-offs	1,486	3,572
Allowance at end of period	$18,360	21,227

Ratios:
Allowance for loan losses to non-accrual loans at end of period	63.94%	46.12%
Allowance for loan losses to loans receivable at end of period	1.68%	1.89%
Net charge-offs to average loans outstanding (annualized)	0.28%	0.60%
Current period provision for loan losses to net charge-offs	76.72%	14.98%
Net charge-offs (annualized) to beginning of the period allowance	16.02%	29.69%

At June 30, 2015, the allowance for loan losses was $18.4 million, compared to $18.7 million at December 31, 2014.  The  decrease in the allowance for loan losses during the six months ended June 30, 2015 reflects improvement in both the quality of the loan portfolio as well as stabilization the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2014, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.

Net charge-offs totaled $1.5 million, or an annualized 0.28% of average loans for the six months ended June 30, 2015, compared to $3.6 million, or an annualized 0.60% of average loans for the six months ended June 30, 2014.  Of the $1.5 million in net charge-offs during the six months ended June 30, 2015, approximately 99.7% of the activity related to loans secured by multi-family and single-family residential loans.

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
During the six months ended June 30, 2015 primary uses of cash and cash equivalents included: $995.1 million funding loans held for sale, $55.6 million for the purchase of common stock, $15.9 million in purchases of mortgage related securities, $10.2 million increase in net fundings of loans receivable (irrespective of loans transferred to real estate owned), $10.0 million in purchases of debt securities, and $13.6 million related to a decrease in deposits.
During the six months ended June 30, 2015, primary sources of cash and cash equivalents included: $960.8 million in proceeds from the sale of loans held for sale, $20.7 million in principal repayments on mortgage related securities,  $5.7 million from maturities and calls of debt securities, $10.0 million increase in borrowings, and $13.5 million from real estate owned sales.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2015 and 2014, respectively, $48.1 million and $112.6 million of our assets were invested in cash and cash equivalents.  At June 30, 2015 cash and cash equivalents are comprised of the following: $28.6 million in cash held at the Federal Reserve Bank and other depository institutions and $19.5 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.
Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At June 30, 2015, we had $10.0 million in short-term advances from the FHLBC with contractual maturity date of November 30, 2015.  There is no prepayment penalty on the short-term advance if voluntarily repaid by the Company prior to stated maturity. At June 30, 2015, we had $350.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At June 30, 2015, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.

At June 30, 2015, we had outstanding commitments to originate loans receivable of $22.8 million.  In addition, at June 30, 2015 we had unfunded commitments under construction loans of $9.3 million, unfunded commitments under business lines of credit of $12.5 million and unfunded commitments under home equity lines of credit and standby letters of credit of $15.1 million.  At June 30, 2015 certificates of deposit scheduled to mature in one year or less totaled $412.7 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Capital
Shareholders' equity decreased by $48.8 million to $401.4 million at June 30, 2015 from $450.2 million December 31, 2014.  The decrease in shareholders' equity was due to the $55.5 million in stock repurchased during the first six months, $3.0 million for cash dividends, and $1.1 million decrease in accumulated other comprehensive income.  This decrease was offset by $8.3 million in net income, $2.0 million in stock compensation,  and an increase due to ESOP shares committed to be released.

The Company's Board of Directors authorized a stock repurchase program in the first quarter of 2015.  The Company authorized two additional stock repurchase programs in the second quarter of 2015.  The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.  Repurchased shares are held by the Company as authorized but unissued shares.

The Company repurchased a total of 4,276,815 shares at an average price of $12.90 under previously approved stock repurchase plans.  The Company is authorized to purchase up to 1,131,698 additional shares under the current approved stock repurchase program as of June 30, 2015.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At June 30, 2015, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.  See "Notes to Consolidated Financial Statements - Regulatory Capital."

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

Contractual Obligations, Commitments and Contingent Liabilities
The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2015 and the respective maturity dates.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$96,969	96,969	-	-	-
Money market and savings deposits (4)	121,549	121,549	-	-	-
Time deposit (4)	631,796	412,678	211,616	7,502	-
Federal Home Loan Bank advances (1)	360,000	80,000	280,000	-	-
Repurchase agreements (2)(4)	84,000	-	84,000	-	-
Operating leases (3)	10,861	2,545	3,772	2,418	2,126
Salary continuation agreements	340	170	170	-	-
	$1,305,515	713,911	579,558	9,920	2,126

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
(4)  Excludes interest.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2015.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$22,836	22,836	-	-	-
Unused portion of home equity lines of credit (2)	14,481	14,481	-	-	-
Unused portion of construction loans (3)	9,295	9,295	-	-	-
Unused portion of business lines of credit	12,487	12,487	-	-	-
Standby letters of credit	574	574	-	-	-
Total Other Commitments	$59,673	59,673	-	-	-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
400 basis point gradual rise in rates	8.52%
300 basis point gradual rise in rates	6.59%
200 basis point gradual rise in rates	4.58%
100 basis point gradual rise in rates	2.35%
Unchanged rate scenario	0.00%
100 basis point gradual decline in rates (1)	(2.06%)

____________
(1) Given the current low point in the interest rate cycle, rate decline scenarios in excess of 100 basis points are not meaningful.
WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 25% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 30% for interest rate movements of up to 400 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At June 30, 2015, a 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 2.35% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.06%.  At June 30, 2015, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 1.54% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 1.39%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 4. Controls and Procedures

Disclosure Controls and Procedures: Company management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2015, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
Item 1A. Risk Factors
There have been no changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company's monthly common stock purchases during the second quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
April 1, 2015 - April 30, 2015	1,004,313	$12.90	1,385,313	335,857
May 1, 2015 - May 31, 2015	2,592,300	12.86	3,977,613	1,430,900
June 1, 2015 - June 30, 2015	298,402	13.12	4,276,815	1,131,698

Total	3,895,015	$12.89	4,276,815	1,131,698

(a)  On March 6, 2015, the Board of Directors authorized the repurchase of up to 1,721,170 shares of common stock (Plan 1), of which 1,408,513 shares were purchased. On May 1, 2015, the Board of Directors terminated the existing plan and authorized the repurchase of 2,000,000 shares of common stock (Plan 2), of which, 2,000,000 shares were purchased. On May 12, 2015, the Board of Directors authorized the repurchase of 2,000,000 shares of common stock (Plan 3).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: July 31, 2015
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: July 31, 2015
/s/ Allan R. Hosack
Allan R. Hosack
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended June 30, 2015

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X