Form 10-Q
period 2015-09-30
Waterstone Financial, Inc.
filed 2015-10-30
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 29,429,464 at October 29, 2015.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item l. Financial Statements	3
Consolidated Statements of Financial Condition as of September 30, 2015 (unaudited) and December 31, 2014	3
Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (unaudited)	5
Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2015 and 2014 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	8 - 32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32 - 49
Item 3. Quantitative and Qualitative Disclosures about Market Risk	49 - 50
Item 4. Controls and Procedures	50

PART II. OTHER INFORMATION	50

Item 1. Legal Proceedings	50
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	50 50 51 51 51
Item 6. Exhibits	51
Signatures	51

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets	(Dollars In Thousands, except share and per share data)
Cash	$80,498	145,846
Federal funds sold	37,391	21,268
Interest-earning deposits in other financial institutions and other short term investments	12,511	5,706
Cash and cash equivalents	130,400	172,820
Securities available for sale (at fair value)	257,536	273,443
Loans held for sale (at fair value)	141,808	125,073
Loans receivable	1,100,641	1,094,990
Less: Allowance for loan losses	16,928	18,706
Loans receivable, net	1,083,713	1,076,284

Office properties and equipment, net	25,195	25,562
Federal Home Loan Bank stock (at cost)	19,500	17,500
Cash surrender value of life insurance	52,223	50,848
Real estate owned, net	12,156	18,706
Prepaid expenses and other assets	22,178	23,144
Total assets	$1,744,709	1,783,380

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$96,344	92,162
Money market and savings deposits	136,486	119,163
Time deposits	640,325	652,635
Total deposits	873,155	863,960

Borrowings	434,000	434,000
Advance payments by borrowers for taxes	23,839	4,991
Other liabilities	23,121	30,192
Total liabilities	1,354,115	1,333,143

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2015 and 50,000,000 in 2014, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2015 and 100,000,000 in 2014
Issued - 29,436,864 in 2015 and 34,420,094 in 2014
Outstanding - 29,436,864 in 2015 and 34,420,094 in 2014	294	344
Additional paid-in capital	316,460	313,894
Retained earnings	166,398	157,304
Unearned ESOP shares	(21,661)	(22,552)
Accumulated other comprehensive income, net of taxes	1,228	1,247
Cost of shares repurchased (5,581,715 shares in 2015 and 0 shares in 2014)	(72,125)	-
Total shareholders' equity	390,594	450,237
Total liabilities and shareholders' equity	$1,744,709	1,783,380

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In Thousands, except per share amounts)

Interest income:
Loans	$14,117	14,942	41,495	43,178
Mortgage-related securities	792	835	2,451	2,142
Debt securities, federal funds sold and short-term investments	886	823	2,609	2,474
Total interest income	15,795	16,600	46,555	47,794
Interest expense:
Deposits	1,540	1,337	4,251	3,522
Borrowings	4,345	4,349	12,898	13,048
Total interest expense	5,885	5,686	17,149	16,570
Net interest income	9,910	10,914	29,406	31,224
Provision for loan losses	580	315	1,720	850
Net interest income after provision for loan losses	9,330	10,599	27,686	30,374
Noninterest income:
Service charges on loans and deposits	364	317	1,213	904
Increase in cash surrender value of life insurance	636	630	1,195	1,082
Mortgage banking income	26,708	22,053	77,324	58,743
Gain on sale of available for sale securities	-	-	44	-
Other	843	911	1,848	3,436
Total noninterest income	28,551	23,911	81,624	64,165
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	21,234	18,169	62,584	51,418
Occupancy, office furniture, and equipment	2,292	2,577	7,004	7,883
Advertising	755	678	2,120	2,252
Data processing	592	582	1,797	1,701
Communications	332	430	1,053	1,250
Professional fees	642	441	1,771	1,471
Real estate owned	646	665	1,875	1,918
FDIC insurance premiums	243	336	851	1,046
Other	3,050	3,152	9,106	9,325
Total noninterest expenses	29,786	27,030	88,161	78,264
Income before income taxes	8,095	7,480	21,149	16,275
Income tax expense	2,896	2,715	7,651	5,857
Net income	$5,199	4,765	13,498	10,418
Income per share:
Basic	$0.19	0.14	0.45	0.31
Diluted	$0.19	0.14	0.45	0.31
Weighted average shares outstanding:
Basic	27,490	33,003	29,882	33,759
Diluted	27,795	33,232	30,145	33,997

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Net income	$5,199	4,765	13,498	10,418

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of ($718), $116, ($4), ($1,281), respectively	1,114	(180)	8	1,984

Reclassification adjustment for net (gain) loss included in net income during the period, net of tax expense (benefit) of $0, $0, $17, ($7), respectively	-	-	(27)	10

Total other comprehensive (loss) income	1,114	(180)	(19)	1,994
Comprehensive income	$6,313	4,585	13,479	12,412

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Cost of Shares	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Repurchased	Equity
		(In Thousands)
Balances at December 31, 2013	31,349	$341	110,480	151,195	(854)	(1,429)	(45,261)	-	214,472

Comprehensive income:
Net income	-	-	-	10,418	-	-	-	-	10,418
Other comprehensive income	-	-	-	-	-	1,994	-	-	1,994
Total comprehensive income									12,412

Purchase of ESOP Shares	-	-	-	-	(22,884)	-	-	-	(22,884)
ESOP shares committed to be released to Plan participants	-	-	5	-	890	-	-	-	895
Cash dividend, $0.15 per share	-	-	-	(5,002)	-	-	-	-	(5,002)
Stock based compensation	14	-	198	-	-	-	-	-	198
Merger of Lamplighter, MHC	(23,050)	(231)	305	-	-	-	-	-	74
Exchange of common stock	(8,299)	(83)	83	-	-	-	-	-	-
Treasury stock retired	-	(27)	(45,234)	-	-	-	45,261	-	-
Proceeds of stock offering, net of costs	34,406	344	248,004	-	-	-	-	-	248,348

Balances at September 30, 2014	34,420	$344	313,841	156,611	(22,848)	565	-	-	448,513

Balances at December 31, 2014	34,420	$344	313,894	157,304	(22,552)	1,247	-	-	450,237

Comprehensive income:
Net income	-	-	-	13,498	-	-	-	-	13,498
Other comprehensive loss	-	-	-	-	-	(19)	-	-	(19)
Total comprehensive income									13,479

ESOP shares committed to be released to Plan participants	-	-	136	-	891	-	-	-	1,027
Cash dividend, $0.15 per share	-	-	-	(4,404)	-	-	-	-	(4,404)
Stock based compensation activity	599	6	96	-	-	-	-	-	102
Stock compensation expense	-	-	2,334	-	-	-	-	-	2,334
Purchase of common stock returned to authorized but unissued	(5,582)	(56)	-	-	-	-	-	(72,125)	(72,181)

Balances at September 30, 2015	29,437	$294	316,460	166,398	(21,661)	1,228	-	(72,125)	390,594

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2015	2014
	(In Thousands)

Operating activities:
Net income	$13,498	10,418
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Provision for loan losses	1,720	850
Provision for depreciation	2,337	2,463
Stock based compensation	2,334	149
Net amortization of premium/discount on debt and mortgage related securities	1,011	1,215
Amortization of unearned ESOP shares	1,027	895
Amortization and impairment of mortgage servicing rights	422	321
Gain on sale of loans held for sale	(75,935)	(52,764)
Loans originated for sale	(1,545,098)	(1,256,795)
Proceeds on sales of loans originated for sale	1,604,297	1,262,387
Increase in accrued interest receivable	(218)	(420)
Increase in cash surrender value of life insurance	(1,195)	(1,082)
Decrease in accrued interest on deposits and borrowings	(34)	(46)
Increase in other liabilities	2,846	552
Increase in accrued tax receivable	2,591	1,692
Gain on sale of available for sale securities	(44)	-
Net loss related to real estate owned	427	591
Gain on sale of mortgage servicing rights	(807)	(2,393)
Other	(1,426)	9,088
Net cash provided by (used in) operating activities	7,753	(22,879)

Investing activities:
Net increase in loans receivable	(20,868)	(37,141)
Purchases of:
Debt securities	(10,000)	(15,997)
Mortgage related securities	(15,933)	(80,837)
Certificates of deposit	-	(735)
Premises and equipment, net	(2,042)	(1,703)
Bank owned life insurance	(180)	(10,180)
FHLB stock	(2,000)	-
Proceeds from:
Principal repayments on mortgage-related securities	31,647	20,662
Maturities of debt securities	8,160	13,020
Sales of debt securities	1,034	-
Sales of real estate owned	18,332	9,579
Net cash provided by (used in) investing activities	8,150	(103,332)

Financing activities:
Net increase in deposits	9,195	20,714
Net change in borrowings	-	(21,197)
Net change in advance payments by borrowers for taxes	9,070	6,911
Cash dividends on common stock	(4,509)	(3,387)
Financing for purchase of ESOP	-	(22,884)
Purchase of common stock returned to authorized but unissued	(72,181)	-
Proceeds from stock option exercises	102	49
Stock offering funds returned to subscribers	-	(141,882)
Net cash used in financing activities	(58,323)	(161,676)
Decrease in cash and cash equivalents	(42,420)	(287,887)
Cash and cash equivalents at beginning of period	172,820	429,169
Cash and cash equivalents at end of period	$130,400	141,282

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	10,234	2,199
Interest payments	17,183	16,616
Noncash activities:
Loans receivable transferred to real estate owned	11,719	13,423
Deposits utilized to purchase common stock	-	248,422
Dividends declared but not paid in other liabilities	1,516	1,615

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2014 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other period.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	September 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$101,865	1,832	(123)	103,574
Collateralized mortgage obligations:
Government sponsored enterprise issued	56,151	451	(46)	56,556
Mortgage-related securities	158,016	2,283	(169)	160,130

Government sponsored enterprise bonds	3,750	15	-	3,765
Municipal securities	72,089	1,228	(227)	73,090
Other debt securities	17,402	212	(500)	17,114
Debt securities	93,241	1,455	(727)	93,969
Certificates of deposit	3,430	10	(3)	3,437
	$254,687	3,748	(899)	257,536

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$115,670	1,582	(124)	117,128
Collateralized mortgage obligations:
Government sponsored enterprise issued	58,821	320	(70)	59,071
Mortgage-related securities	174,491	1,902	(194)	176,199

Government sponsored enterprise bonds	6,750	2	(41)	6,711
Municipal securities	76,037	1,442	(371)	77,108
Other debt securities	7,404	159	(35)	7,528
Debt securities	90,191	1,603	(447)	91,347
Certificates of deposit	5,880	17	-	5,897
	$270,562	3,522	(641)	273,443

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2015, $94.2 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of September 30, 2015, $2.6 million of mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2014, $98.2 million of the Company's government sponsored enterprise bonds and $1.3 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations and mortgage banking related activities, respectively.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$5,826	5,895
Due after one year through five years	18,874	19,090
Due after five years through ten years	43,264	43,486
Due after ten years	28,707	28,935
Mortgage-related securities	158,016	160,130
	$254,687	257,536

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$10,051	(80)	5,953	(43)	16,004	(123)
Collateralized mortgage obligations:
Government sponsored enterprise issued	3,458	(46)	-	-	3,458	(46)
Municipal securities	15,139	(94)	5,496	(133)	20,635	(227)
Other debt securities	9,500	(500)	-	-	9,500	(500)
Certificates of Deposit	242	(3)	-	-	242	(3)
	$38,390	(723)	11,449	(176)	49,839	(899)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$10,537	(13)	12,489	(111)	23,026	(124)
Collateralized mortgage obligations:
Government sponsored enterprise issued	23,131	(70)	-	-	23,131	(70)
Government sponsored enterprise bonds	2,739	(11)	2,970	(30)	5,709	(41)
Municipal securities	5,671	(19)	21,344	(352)	27,015	(371)
Other debt securities	4,977	(35)	-	-	4,977	(35)
Certificates of deposit	490	-	-	-	490	-
	$47,545	(148)	36,803	(493)	84,348	(641)

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

As of September 30, 2015, the Company held two municipal securities that had previously been deemed to be other-than-temporarily impaired. Both securities were issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses were charged to earnings with respect to these two municipal securities. An additional $17,000 credit loss that was charged to earnings during the year ended December 31, 2014 for these municipal bonds.  During the year ended December 31, 2014, there were sales in the market of municipal issuer bonds at a discounted price that resulted in the Company recording additional credit losses. As of September 30, 2015, these securities had a combined amortized cost of $198,000 and a combined estimated fair value of $266,000.

As of September 30, 2015, the Company had 14 municipal securities and four mortgage-backed securities which had been in an unrealized loss position for twelve months or longer. These securities were determined not to be other-than-temporarily impaired as of September 30, 2015. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration.  As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the nine months ended September 30, 2015, proceeds from the sale of securities totaled $1.0 million and resulted in gains totaling $44,000.  The $44,000 included in gain on sale of available for sale securities in the consolidated statements of income during the nine months ended September 30, 2015 was reclassified from accumulated other comprehensive income.  There were no sales of securities during the nine months ended September 30, 2014.

The following table presents the change in other-than-temporary credit related impairment charges on securities available for sale for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit-related impairments on securities as of December 31, 2013	$100
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	17
Reduction for sales of securities for which other-than-temporary was previously recognized	-
Credit-related impairments on securities as of December 31, 2014	117
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of September 30, 2015	$117

Note 3 - Loans Receivable

Loans receivable at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$394,308	411,979
Multi-family	526,276	522,281
Home equity	26,035	29,207
Construction and land	16,336	17,081
Commercial real estate	113,294	94,771
Consumer	383	200
Commercial loans	24,009	19,471
	$1,100,641	1,094,990

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

Qualifying loans receivable totaling $853.7 million and $844.2 million at September 30, 2015 and December 31, 2014, respectively, are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement.

As of September 30, 2015 and December 31, 2014, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of September 30, 2015 and December 31, 2014 follows:

	As of September 30, 2015
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,726	456	8,346	10,528	383,780	394,308
Multi-family	797	-	3,497	4,294	521,982	526,276
Home equity	64	99	144	307	25,728	26,035
Construction and land	-	-	304	304	16,032	16,336
Commercial real estate	148	-	77	225	113,069	113,294
Consumer	-	-	-	-	383	383
Commercial loans	4	-	-	4	24,005	24,009
Total	$2,739	555	12,368	15,662	1,084,979	1,100,641

	As of December 31, 2014
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$3,767	3,743	12,196	19,706	392,273	411,979
Multi-family	462	280	11,092	11,834	510,447	522,281
Home equity	268	153	250	671	28,536	29,207
Construction and land	90	-	362	452	16,629	17,081
Commercial real estate	225	-	947	1,172	93,599	94,771
Consumer	-	-	-	-	200	200
Commercial loans	34	-	265	299	19,172	19,471
Total	$4,846	4,176	25,112	34,134	1,060,856	1,094,990

(1)	Includes $1.1 million and $1.6 million at September 30, 2015 and December 31, 2014, respectively, which are on non-accrual status.
(2)	Includes $386,000 and $795,000 at September 30, 2015 and December 31, 2014, respectively, which are on non-accrual status.
(3)	Includes $8.0 million and $10.5 million at September 30, 2015 and December 31, 2014, respectively, which are on non-accrual status.

A summary of the activity for the nine months ended September 30, 2015 and 2014 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2015
Balance at beginning of period	$9,877	5,358	422	687	1,951	8	403	18,706
Provision (credit) for loan losses	1,032	615	(5)	157	(204)	(2)	127	1,720
Charge-offs	(3,212)	(1,501)	(72)	(84)	(45)	-	-	(4,914)
Recoveries	436	789	101	45	40	5	-	1,416
Balance at end of period	$8,133	5,261	446	805	1,742	11	530	16,928

Nine months ended September 30, 2014
Balance at beginning of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264
Provision (credit) for loan losses	(1,540)	2,897	(1,098)	29	476	(26)	112	850
Charge-offs	(1,900)	(3,462)	(191)	(418)	(186)	(5)	(293)	(6,455)
Recoveries	1,652	23	11	63	23	5	3	1,780
Balance at end of period	$9,761	6,669	529	1,287	1,715	8	470	20,439

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of September 30, 2015 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$1,146	637	116	9	158	-	4	2,070
Allowance related to loans collectively evaluated for impairment	6,987	4,624	330	796	1,584	11	526	14,858

Balance at end of period	$8,133	5,261	446	805	1,742	11	530	16,928

Loans individually evaluated for impairment	$20,874	7,580	413	1,986	2,436	-	31	33,320

Loans collectively evaluated for impairment	373,434	518,696	25,622	14,350	110,858	383	23,978	1,067,321
Total gross loans	$394,308	526,276	26,035	16,336	113,294	383	24,009	1,100,641

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of September 30, 2015 and December 31, 2014:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2015
Substandard	$21,921	5,411	594	1,986	2,436	-	31	32,379
Watch	7,902	4,578	284	975	2,301	-	1,867	17,907
Pass	364,485	516,287	25,157	13,375	108,557	383	22,111	1,050,355
	$394,308	526,276	26,035	16,336	113,294	383	24,009	1,100,641

At December 31, 2014
Substandard	$28,945	12,638	624	2,266	3,077	-	299	47,849
Watch	10,779	7,070	278	1,377	2,186	-	840	22,530
Pass	372,255	502,573	28,305	13,438	89,508	200	18,332	1,024,611
	$411,979	522,281	29,207	17,081	94,771	200	19,471	1,094,990

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

The following tables present data on impaired loans at September 30, 2015 and December 31, 2014.

	As of or for the Nine Months Ended September 30, 2015
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$5,842	6,025	1,146	183	6,011	216
Multi-family	2,098	2,200	637	102	2,176	30
Home equity	172	172	116	-	175	8
Construction and land	212	362	9	150	245	-
Commercial real estate	1,130	1,539	158	409	100	44
Consumer	-	-	-	-	-	-
Commercial	4	4	4	-	6	1
	9,458	10,302	2,070	844	8,713	299
Total Impaired with no Reserve
One- to four-family	15,032	18,659	-	3,627	16,316	471
Multi-family	5,482	7,483	-	2,001	5,585	197
Home equity	241	255	-	14	244	5
Construction and land	1,774	1,774	-	-	1,912	51
Commercial real estate	1,306	1,306	-	-	1,306	48
Consumer	-	-	-	-	-	-
Commercial	27	27	-	-	31	1
	23,862	29,504	-	5,642	25,394	773
Total Impaired
One- to four-family	20,874	24,684	1,146	3,810	22,327	687
Multi-family	7,580	9,683	637	2,103	7,761	227
Home equity	413	427	116	14	419	13
Construction and land	1,986	2,136	9	150	2,157	51
Commercial real estate	2,436	2,845	158	409	1,406	92
Consumer	-	-	-	-	-	-
Commercial	31	31	4	-	37	2
	$33,320	39,806	2,070	6,486	34,107	1,072

	As of or for the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$11,864	13,345	2,386	1,481	15,982	515
Multi-family	7,438	10,285	731	2,847	12,720	177
Home equity	144	144	63	-	195	7
Construction and land	47	61	13	14	63	-
Commercial real estate	2,984	3,544	526	560	4,211	128
Consumer	-	-	-	-	-	-
Commercial	7	7	7	-	12	1
	22,484	27,386	3,726	4,902	33,183	828
Total Impaired with no Reserve
One- to four-family	17,645	19,795	-	2,150	23,215	860
Multi-family	8,124	9,364	-	1,240	12,693	439
Home equity	445	445	-	-	554	15
Construction and land	2,219	2,332	-	113	3,379	97
Commercial real estate	93	93	-	-	126	4
Consumer	-	-	-	-	-	-
Commercial	292	535	-	243	470	2
	28,818	32,564	-	3,746	40,437	1,417
Total Impaired
One- to four-family	29,509	33,140	2,386	3,631	39,197	1,375
Multi-family	15,562	19,649	731	4,087	25,413	616
Home equity	589	589	63	-	749	22
Construction and land	2,266	2,393	13	127	3,442	97
Commercial real estate	3,077	3,637	526	560	4,337	132
Consumer	-	-	-	-	-	-
Commercial	299	542	7	243	482	3
	$51,302	59,950	3,726	8,648	73,620	2,245

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $23.9 million of impaired loans as of September 30, 2015 for which no allowance has been provided, $5.6 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans' net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At September 30, 2015, total impaired loans includes $17.9 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2014, total impaired loans included $26.1 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of September 30, 2015
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$3,905	4	$5,810	45	$9,715	49
Multi-family	2,795	2	2,300	7	5,095	9
Home equity	-	-	98	1	98	1
Construction and land	1,636	2	-	-	1,636	2
Commercial real estate	1,306	1	77	1	1,383	2
	$9,642	9	$8,285	54	$17,927	63

	As of December 31, 2014
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$4,724	8	$10,233	55	$14,957	63
Multi-family	2,923	2	4,797	7	7,720	9
Home equity	-	-	98	1	98	1
Construction and land	1,866	2	-	-	1,866	2
Commercial real estate	1,306	1	170	1	1,476	2
	$10,819	13	$15,298	64	$26,117	77

At September 30, 2015, $17.9 million in loans had been modified in troubled debt restructurings and $8.3 million of these loans were included in the non-accrual loan total. The remaining $9.6 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $1.0 million valuation allowance has been established as of September 30, 2015 with respect to the $17.9 million in troubled debt restructurings. As of December 31, 2014, a $1.5 million valuation allowance had been established with respect to the $26.1 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of September 30, 2015
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$15,031	34	$77	1	$15,108	35
Principal forbearance	339	2	-	-	339	2
Interest reduction	2,480	26	-	-	2,480	26
	$17,850	62	$77	1	$17,927	63

	As of December 31, 2014
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$15,306	36	$2,014	7	$17,320	43
Principal forbearance	490	3	2,632	1	3,122	4
Interest reduction	4,875	11	800	19	5,675	30
	$20,671	50	$5,446	27	$26,117	77

The following presents data on troubled debt restructurings:

	For the three months ended September 30, 2015		For the three months ended September 30, 2014
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$117	2	$166	2
Multi family	799	2	520	3
Commercial real estate	-	-	1,306	1
	$916	4	$1,992	6

There were no troubled debt restructurings within the past twelve months for which there was a default during the three months ended September 30, 2015 or September 30, 2014.

The following presents data on troubled debt restructurings:

	For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$188	3	$3,938	15
Multi family	799	2	1,117	5
Home equity	-	-	98	1
Commercial real estate	-	-	1,306	1
	$987	5	$6,459	22

There were no troubled debt restructurings within the past twelve months for which there was a default during the nine months ended September 30, 2015 or September 30, 2014.

The following table presents data on non-accrual loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$16,051	23,918
Multi-family	4,785	12,001
Home equity	313	445
Construction and land	350	401
Commercial real estate	321	947
Commercial	31	299
Consumer	-	-
Total non-accrual loans	$21,851	38,011
Total non-accrual loans to total loans receivable	1.99%	3.47%
Total non-accrual loans to total assets	1.25%	2.13%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	September 30, 2015	December 31, 2014
	(In Thousands)

One- to four-family	$6,109	10,896
Multi-family	1,214	2,210
Construction and land	5,206	5,400
Commercial real estate	300	300
Total real estate owned	12,829	18,806
Valuation allowance at end of period	(673)	(100)
Total real estate owned, net	$12,156	18,706

The following table presents the activity in the Company's real estate owned:

	Nine months ended September 30,
	2015	2014
	(In Thousands)
Real estate owned at beginning of the period	$18,706	22,663
Transferred from loans receivable	11,719	13,423
Sales (net of gains / losses)	(17,265)	(9,224)
Write downs	(1,522)	(1,007)
Other	518	(18)
Real estate owned at the end of the period	$12,156	25,837

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Nine months ended September 30,
	2015	2014
	(In Thousands)
Mortgage servicing rights at beginning of the period	$2,521	3,377
Additions	3,149	3,084
Amortization	(412)	(321)
Sales	(4,260)	(4,602)
Mortgage servicing rights at end of the period	998	1,538
Valuation allowance at end of period	(20)	-
Mortgage servicing rights at end of the period, net	$978	1,538

During the nine months ended September 30, 2015, $1.6 billion in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $1.5 billion, generating mortgage banking income of $77.3 million. The unpaid principal balance of loans serviced for others was $122.8 million and $308.1 million at September 30, 2015 and December 31, 2014 respectively. These loans are not reflected in the consolidated statements of financial condition.

During the nine months ended September 30, 2015, the Company sold mortgage servicing rights related to $552.4 million in loans receivable and with a book value of $4.3 million for $5.1 million resulting in a gain on sale of $807,000.  During the nine months ended September 30, 2014, the Company sold mortgage servicing rights related to $713.0 million in loans receivable and with a book value of $4.6 million for $7.0 million resulting in a gain on sale of $2.4 million.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ended December 31:	(In Thousands)
2015	$54
2016	146
2017	133
2018	120
2019	107
Thereafter	418
Total	$978

Note 6— Deposits

At September 30, 2015 and December 31, 2014, time deposits with balances greater than $250,000 amount to $36.2 million and $34.6 million, respectively.

A summary of the contractual maturities of time deposits at September 30, 2015 is as follows:

(In Thousands)

Within one year	$443,190
More than one to two years	173,708
More than two to three years	16,454
More than three to four years	2,540
More than four through five years	4,433
$640,325

Note 7— Borrowings

Borrowings consist of the following:

		September 30, 2015		December 31, 2014
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)
Long term:
Federal Home Loan Bank, Chicago advances maturing:
2016		$220,000	4.34%	220,000	4.34%
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$434,000	3.89%	434,000	3.89%

The $220.0 million in advances due in 2016 consists of eight advances with fixed rates ranging from 4.01% to 4.82% callable quarterly until maturity.

The $65.0 million in advances due in 2017 consists of three advances with fixed rates ranging from 3.09% to 3.46% callable quarterly until maturity.

The $65.0 million in advances due in 2018 consists of three advances with fixed rates ranging from 2.73% to 3.11% callable quarterly until maturity.

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $94.2 million at September 30, 2015 and $98.2 million at December 31, 2014.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank of Chicago ("FHLBC") as collateral for outstanding advances. The Company's borrowings from the FHLBC are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 51% of the carrying value of home equity loans and 75% of the carrying value of multi-family loans. In addition, these advances are collateralized by FHLBC stock of $19.5 million at September 30, 2015 and $17.5 million at December 31, 2014. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

The actual and required capital amounts and ratios for the Bank as of September 30, 2015 and December 31, 2014 are presented in the table below:

	September 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	$403,553	34.17%	$94,478	8.00%	N/	A	N/	A
WaterStone Bank	370,804	31.53%	94,092	8.00%	117,615		10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	388,765	32.92%	70,859	6.00%	N/	A	N/	A
WaterStone Bank	356,075	30.27%	70,569	6.00%	94,092		8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	388,765	32.92%	53,144	4.50%	N/	A	N/	A
WaterStone Bank	356,075	30.27%	52,927	4.50%	76,450		6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial , Inc.	388,765	22.32%	69,658	4.00%	N/	A	N/	A
WaterStone Bank	356,075	20.45%	69,656	4.00%	87,071		5.00%
State of Wisconsin (to total assets)
WaterStone Bank	356,075	20.45%	104,462	6.00%	N/	A	N/	A

	December 31, 2014
	(Dollars In Thousands)
Total capital (to risk-weighted assets)	$357,514	31.98%	89,428	8.00%	111,785		10.00%
Tier I capital (to risk-weighted assets)	343,483	30.73%	44,714	4.00%	67,071		6.00%
Tier I capital (to average assets)	343,483	19.04%	72,175	4.00%	90,219		5.00%
State of Wisconsin (to total assets)	343,483	19.33%	106,643	6.00%	N/	A	N/	A

Note 9 -	Stock Based Compensation

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

Assumptions are used in estimating the fair value of stock options granted.  The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the actual volatility of a peer group including Waterstone Financial, Inc. stock from approximately five years prior to issuance date.  The following assumptions were used in estimating the fair value of options granted in the year ending 2015.

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

The 590,000 stock options granted to employees under this plan vest over a period of five years.  The 600,000 stock option awards granted to directors under this plan vest over a period of eight years.  The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised.  The unrecognized expense related to these awards is $3.5 million over the next eight years.

The 355,500 restricted stock awards granted to employees under this plan vest in five installments over four years with one installment vesting immediately.  The 184,000 stock awards granted to directors under this plan vest in eight installments over seven years with one installment vesting immediately.  The fair value of the awards was $12.75 per award.  The value of restricted stock awards is equal to the quoted NASDAQ market close price on the vest date.  The unrecognized expense related to this award is $5.0 million over the next seven years.

Note 10 – Income Taxes

Income tax expense increased from $5.9 million during the nine months ended September 30, 2014 to $7.7 million for the nine months ended September 30, 2015. This increase was due to the increase in our income before income taxes, which increased from $16.3 million during the nine months ended September 30, 2014 to $21.1 million during the nine months ended September 30, 2015.  Income tax expense is recognized on the statement of income during the nine months ended September 30, 2015 at an effective rate of 36.2% of pretax income compared to 36.0% during the nine months ended September 30, 2014.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of September 30, 2015 and December 31, 2014.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
September 30, 2015
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

	September 30, 2015	December 31, 2014
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$34,651	18,889
Commitments to extend credit under home equity lines of credit	14,509	14,775
Unused portion of construction loans	25,839	12,333
Unused portion of business lines of credit	10,149	11,599
Standby letters of credit	609	766
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

The amount of losses related to commitments to extend credit or the standby letters of credit were not significant as of September 30, 2015. The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2014.

Note 13 – Derivative Financial Instruments

In connection with its mortgage banking activities, the Company enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates. Mortgage banking derivatives include interest rate lock commitments provided to customers to fund mortgage loans to be sold in the secondary market and forward commitments for the future delivery of such loans to third party investors. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held for sale. The Company's mortgage banking derivatives have not been designated as hedge relationships. These instruments are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded as a component of mortgage banking income in the Company's consolidated statements of operations. The Company does not use derivatives for speculative purposes.

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At September 30, 2015, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $286.2 million and interest rate lock commitments with an aggregate notional amount of approximately $192.0 million.  The fair value of the forward commitments to sell mortgage loans at September 30, 2015 included a loss of $1.5 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at September 30, 2015 included a gain of $3.3 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Note 14 – Earnings Per Share

Earnings per share are computed using the two-class method. Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted stock awards. Unvested restricted stock awards issued in 2012 are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company's common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In Thousands, except per share amounts)

Net income	$5,199	4,765	13,498	10,418
Net income available to unvested restricted shares	6	7	15	15
Net income available to common stockholders	$5,193	4,758	13,483	10,403

Weighted average shares outstanding	27,490	33,003	29,882	33,759
Effect of dilutive potential common shares	305	229	263	238
Diluted weighted average shares outstanding	27,795	33,232	30,145	33,997

Basic earnings per share	$0.19	0.14	0.45	0.31
Diluted earnings per share	$0.19	0.14	0.45	0.31

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2015	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$103,574	-	103,574	-
Collateralized mortgage obligations
Government sponsored enterprise issued	56,556	-	56,556	-
Government sponsored enterprise bonds	3,765	-	3,765	-
Municipal securities	73,090	-	73,090	-
Other debt securities	17,114	2,568	14,546	-
Certificates of deposit	3,437	-	3,437	-
Loans held for sale	141,808	-	141,808	-
Mortgage banking derivative assets	3,304	-	-	3,304
Mortgage banking derivative liabilities	1,465	-	-	1,465

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$117,128	-	117,128	-
Collateralized mortgage obligations
Government sponsored enterprise issued	59,071	-	59,071	-
Government sponsored enterprise bonds	6,711	-	6,711	-
Municipal securities	77,108	-	77,108	-
Other debt securities	7,528	2,550	4,978	-
Certificates of deposit	5,897	-	5,897	-
Loans held for sale	125,073	-	125,073	-
Mortgage banking derivative assets	1,644	-	-	1,644
Mortgage banking derivative liabilities	645	-	-	645

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

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2013	$1,189

Mortgage derivative loss, net	(190)
Balance at December 31, 2014	$999

Mortgage derivative gain, net	840
Balance at September 30, 2015	$1,839

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.
Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$7,388	-	-	7,388
Real estate owned	12,156	-	-	12,156
Impaired mortgage servicing rights	38	-	-	38

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$18,758	-	-	18,758
Real estate owned	18,706	-	-	18,706
Impaired mortgage servicing rights	9	-	-	9

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At September 30, 2015, loans determined to be impaired with an outstanding balance of $9.5 million were carried net of specific reserves of $2.1 million for a fair value of $7.4 million. At December 31, 2014, loans determined to be impaired with an outstanding balance of $22.5 million were carried net of specific reserves of $3.7 million for a fair value of $18.8 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $1.5 million and $1.0 million during the nine months ended September 30, 2015 and 2014, respectively and are recorded in real estate owned expense. At September 30, 2015 and December 31, 2014, real estate owned totaled $12.2 million and $18.7 million, respectively.

Mortgage servicing rights - The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights.   The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  At September 30, 2015 and December 31, 2014, the company determined that $38,000 and $9,000, respectively of mortgage servicing rights were partially impaired, and as a result, recorded an impairment valuation allowance of $20,000 and $10,000, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at September 30, 2015	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$1,839	Pricing models	Pull through rate	56.2%	99.9%
Impaired loans	7,388	Market approach	Discount rates applied to appraisals	15.0%	30.0%
Real estate owned	12,156	Market approach	Discount rates applied to appraisals	5.0%	89.4%
Impaired mortgage servicing rights	38	Pricing models	Prepayment rate	7.8%	27.5%
			Discount rate	10.0%	11.0%
			Cost to service	$76.37	$321.60

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

The carrying amounts and fair values of the Company's financial instruments consist of the following:

	September 30, 2015					December 31, 2014
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$130,400	130,400	118,150	12,250	-	172,820	172,820	167,370	5,450	-
Securities available-for-sale	257,536	257,536	2,568	254,968	-	273,443	273,443	2,550	270,893	-
Loans held for sale	141,808	141,808	-	141,808	-	125,073	125,073	-	125,073	-
Loans receivable	1,100,641	1,156,820	-	-	1,156,820	1,094,990	1,184,398	-	-	1,184,398
FHLB stock	19,500	19,500	-	19,500	-	17,500	17,500	-	17,500	-
Accrued interest receivable	4,247	4,247	4,247	-	-	4,029	4,029	4,029	-	-
Mortgage servicing rights	978	1,062	-	-	1,062	2,511	2,808	-	-	2,808
Mortgage banking derivative assets	3,304	3,304	-	-	3,304	1,644	1,644	-	-	1,644

Financial Liabilities
Deposits	873,155	873,397	232,830	640,567	-	863,960	866,173	211,325	654,848	-
Advance payments by borrowers for taxes	23,839	23,839	23,839	-	-	4,991	4,991	4,991	-	-
Borrowings	434,000	461,460	-	461,460	-	434,000	459,484	-	459,484	-
Accrued interest payable	1,566	1,566	1,566	-	-	1,600	1,600	1,600	-	-
Mortgage banking derivative liabilities	1,465	1,465	-	-	1,465	645	645	-	-	645

The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents is a reasonable estimate of fair value.

 Securities

The fair value of securities is generally determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model. Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities and bid/offer market data. For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread. Prepayment models are used for mortgage related securities with prepayment features.

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit is not material at September 30, 2015 and December 31, 2014.

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

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 18 states.

	As of or for the three months ended September 30, 2015
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,566	265	79	9,910
Provision for loan losses	500	80	-	580
Net interest income after provision for loan losses	9,066	185	79	9,330

Noninterest income	1,146	27,636	(231)	28,551

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,927	17,411	(104)	21,234
Occupancy, office furniture and equipment	800	1,492	-	2,292
FDIC insurance premiums	243	-	-	243
Real estate owned	646	-	-	646
Other	1,171	4,235	(35)	5,371
Total noninterest expenses	6,787	23,138	(139)	29,786
Income before income taxes	3,425	4,683	(13)	8,095
Income tax expense	962	1,917	17	2,896
Net income	$2,463	2,766	(30)	5,199

Total assets	$1,724,714	176,341	(156,346)	1,744,709

	As of or for the three months ended September 30, 2014
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$10,501	232	181	10,914
Provision for loan losses	250	65	-	315
Net interest income after provision for loan losses	10,251	167	181	10,599

Noninterest income	1,047	22,990	(126)	23,911

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,295	15,049	(175)	18,169
Occupancy, office furniture and equipment	771	1,806	-	2,577
FDIC insurance premiums	336	-	-	336
Real estate owned	665	-	-	665
Other	1,091	4,236	(44)	5,283
Total noninterest expenses	6,158	21,091	(219)	27,030
Income before income taxes	5,140	2,066	274	7,480
Income tax expense	1,734	834	147	2,715
Net income	$3,406	1,232	127	4,765

Total assets	$1,767,878	166,658	(135,211)	1,799,325

	As of or for the nine months ended September 30, 2015
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$28,541	615	250	29,406
Provision for loan losses	1,450	270	-	1,720
Net interest income after provision for loan losses	27,091	345	250	27,686

Noninterest income	2,824	79,193	(393)	81,624

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	12,462	50,438	(316)	62,584
Occupancy, office furniture and equipment	2,447	4,557	-	7,004
FDIC insurance premiums	851	-	-	851
Real estate owned	1,860	15	-	1,875
Other	3,275	12,434	138	15,847
Total noninterest expenses	20,895	67,444	(178)	88,161
Income before income taxes	9,020	12,094	35	21,149
Income tax expense	2,544	5,018	89	7,651
Net income	$6,476	7,076	(54)	13,498

	As of or for the nine months ended September 30, 2014
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$29,947	756	521	31,224
Provision for loan losses	750	100	-	850
Net interest income after provision for loan losses	29,197	656	521	30,374

Noninterest income	2,324	62,125	(284)	64,165

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	10,430	41,175	(187)	51,418
Occupancy, office furniture and equipment	2,477	5,406	-	7,883
FDIC insurance premiums	1,046	-	-	1,046
Real estate owned	1,918	-	-	1,918
Other	3,565	12,416	18	15,999
Total noninterest expenses	19,436	58,997	(169)	78,264
Income before income taxes	12,085	3,784	406	16,275
Income tax expense	4,102	1,526	229	5,857
Net income	$7,983	2,258	177	10,418

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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and nine months ended September 30, 2015 and 2014 and the financial condition as of September 30, 2015 compared to the financial condition as of December 31, 2014.
As described in the notes to consolidated financial statements, we have two reportable segments: community banking and mortgage banking. The community banking segment provides consumer and business banking products and services to customers. Consumer products include loan products, deposit products, and personal investment services. Business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts.  The mortgage banking segment, which is conducted through Waterstone Mortgage Corporation, consists of originating residential mortgage loans primarily for sale in the secondary market.

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and nine months ended September 30, 2015 and 2014, which focuses on noninterest income and noninterest expenses.  We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment for the Three Months Ended September 30, 2015 and 2014

Net income for the three months ended September 30, 2015 totaled $2.5 million compared to net income of $3.4 million for the three months ended September 30, 2014.  Net interest income decreased $935,000 to $9.6 million for the three months ended September 30, 2015 compared to $10.5 million the three months ended September 30, 2014.  The provision for loan losses increased $250,000 compared to the prior year comparable period.  Compensation, payroll taxes, and other employee benefits expense increased due to the distribution of additional equity awards in 2015 along with a slight increase in occupancy, office furniture, and equipment expense and other expense partially offset by a reduction in the FDIC insurance premium expense and a slight decrease in real estate owned expense for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Comparison of Mortgage Banking Segment Operations for the Three Months Ended September 30, 2015 and 2014

Net income totaled $2.8 million for the three months ended September 30, 2015, compared to $1.2 million during the three months ended September 30, 2014.  Mortgage banking segment revenues increased $4.6 million, or 20.2%, to $27.6 million for the three months ended September 30, 2015 compared to $23.0 million for the three months ended September 30, 2014.  The increase in revenue was attributable to an increase in purchase volume and margin. While revenue increased 20.2%, noninterest expenses increased $2.0 million, or 9.7%, to $23.1 million for the three months ended September 30, 2015 compared to $21.1 million for the three months ended September 30, 2014.  The improvement in net income was due to ongoing expense control efforts.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended September 30,
	2015	2014
	(Dollars in Thousands, except per share amounts)

Net income	$5,199	4,765
Earnings per share - basic	0.19	0.14
Earnings per share - diluted	0.19	0.14
Annualized return on average assets	1.18%	1.05%
Annualized return on average equity	5.21%	4.23%

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

	Three months ended September 30,
	2015			2014
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,243,879	14,117	4.50%	$1,277,634	14,942	4.64%
Mortgage related securities (2)	165,839	792	1.89%	183,356	835	1.81%
Debt securities, federal funds sold and short-term investments (2)(3)	234,102	1,115	1.89%	239,087	1,063	1.76%
Total interest-earning assets	1,643,820	16,024	3.87%	1,700,077	16,840	3.93%

Noninterest-earning assets	98,224			97,855
Total assets	$1,742,044			$1,797,932

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$31,980	5	0.06%	$43,352	4	0.04%
Money market and savings accounts	152,346	59	0.15%	141,857	31	0.09%
Time deposits	641,064	1,476	0.91%	651,608	1,302	0.79%
Total interest-bearing deposits	825,390	1,540	0.74%	836,817	1,337	0.63%
Borrowings	434,943	4,345	3.96%	438,644	4,349	3.93%
Total interest-bearing liabilities	1,260,333	5,885	1.85%	1,275,461	5,686	1.77%

Noninterest-bearing liabilities
Noninterest-bearing deposits	65,016			48,697
Other noninterest-bearing liabilities	21,099			27,159
Total noninterest-bearing liabilities	86,115			75,856
Total liabilities	1,346,448			1,351,317
Equity	395,596			446,615
Total liabilities and equity	$1,742,044			$1,797,932

Net interest income		10,139			11,154
Net interest rate spread (4)			2.02%			2.16%
Less: taxable equivalent adjustment		229			240
Net interest income, as reported		9,910			10,914
Net interest-earning assets (5)	$383,487			$424,616
Net interest margin (6)			2.39%			2.55%
Tax equivalent effect			0.06%			0.05%
Net interest margin on a fully tax equivalent basis (6)			2.45%			2.60%
Average interest-earning assets to average interest-bearing liabilities			130.43%			133.29%
__________
(1)  Interest income includes net deferred loan fee amortization income of $139,000 and $158,000 for the three months ended September 30, 2015 and 2014, respectively.
(2)  Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.50% and 1.37% for the three months ended September 30, 2015 and 2014, respectively.
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

	Three months ended September 30,
	2015 versus 2014
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$(435)	(390)	(825)
Mortgage related securities (3)	(82)	39	(43)
Other earning assets (3) (4)	(22)	74	52
Total interest-earning assets	(539)	(277)	(816)

Interest expense:
Demand accounts	(1)	2	1
Money market and savings accounts	2	26	28
Time deposits	(21)	195	174
Total interest-earning deposits	(20)	223	203
Borrowings	(37)	33	(4)
Total interest-bearing liabilities	(57)	256	199
Net change in net interest income	$(482)	(533)	(1,015)
______________
(1)	Interest income includes net deferred loan fee amortization income of $139,000 and $158,000 for the three months ended September 30, 2015 and 2014, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income decreased $1.0 million, or 9.2%, to $9.9 million during the three months ended September 30, 2015 compared to $10.9 million during the three months ended September 30, 2014.

·	Interest income on loans decreased due to a 14 basis point decrease in average yield on loans.
·
Interest income from mortgage-related securities decreased due to a decrease in the average balance of mortgage-related securities.  Funds received from the second step offering completed in January 2014 were used to purchase additional securities throughout 2014.  As securities have paid down in 2015, less purchases have occurred to replace those securities due to current market conditions.

·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased due to a 13 basis point increase in average yield on other earning assets.  The increase relates to an increase in higher yielding debt securities in 2015 compared to cash being held in 2014.

·	Interest expense on deposits increased primarily due to an increase in the average cost of time deposits of 12 basis points offset by a slightly lower average balance.
·
Interest expense on borrowings decreased slightly due to the decreased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market during the three months ended September 30, 2015.

Provision for Loan Losses

Our provision for loan losses increased $265,000, or 84.1%, to $580,000 during the three months ended September 30, 2015, from $315,000 during the three months ended September 30, 2014.  The increase was largely related to one loan collateralized by a multi-family property.

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

Noninterest Income

	Three months ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$364	317	47	14.8%
Increase in cash surrender value of life insurance	636	630	6	1.0%
Mortgage banking income	26,708	22,053	4,655	21.1%
Gain on sale of available for sale securities	-	-	-	N/	M
Other	843	911	(68)	(7.5)%
Total noninterest income	$28,551	23,911	4,640	19.4%
N/M - Not meaningful

Total noninterest income increased $4.6 million, or 19.4%, to $28.6 million during the three months ended September 30, 2015 compared to $23.9 million during the three months ended September 30, 2014.  The increase resulted primarily from an increase in mortgage banking income.

·
The increase in mortgage banking income was the result of an increase in purchase volumes and margins.  The volume increased $60.2 million, or 12.3%, to $550.0 million during the three months ended September 30, 2015 compared to $489.8 million during the three months ended September 30, 2014.

·	The increase in service charges on loans and deposits was related to an increase in loan prepayment penalties.
·
The decrease in other noninterest income was primarily due to a decrease in the sale of mortgage servicing rights.   During the three months ended September 30, 2015, total sales resulted in a gain of $544,000 compared to a gain of $607,000 during the three months ended September 30, 2014.

Noninterest Expenses

	Three months ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$21,234	18,169	3,065	16.9%
Occupancy, office furniture and equipment	2,292	2,577	(285)	(11.1)%
Advertising	755	678	77	11.4%
Data processing	592	582	10	1.7%
Communications	332	430	(98)	(22.8)%
Professional fees	642	441	201	45.6%
Real estate owned	646	665	(19)	(2.9)%
FDIC insurance premiums	243	336	(93)	(27.7)%
Other	3,050	3,152	(102)	(3.2)%
Total noninterest expenses	$29,786	27,030	2,756	10.2%

Total noninterest expenses increased $2.8 million, or 10.2%, to $29.8 million during the three months ended September 30, 2015 compared to $27.0 million during the three months ended September 30, 2014.

·
Compensation, payroll taxes and other employee benefit expense increased $3.1 million primarily due to a $2.4 million increase in compensation, payroll taxes and other benefits within our mortgage banking segment.  The increase in compensation within our mortgage banking segment correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

·
Compensation, payroll taxes and other employee benefit expense increased $632,000 within the community banking segment primarily due to stock awards granted in 2015 and raises, while full time equivalent levels remain relatively flat.

·
Occupancy, office furniture and equipment expense decreased resulting from less rent expense in the three months ended September 30, 2015 compared to the same period during the prior year due to the closing of underperforming mortgage branches.

·	Professional fees expense increased in the three months ended September 30, 2015 compared to the same period during the prior year due to slightly higher consulting and legal fees.
·
FDIC insurance premiums expense decreased resulting from a lower assessment rate due to improved asset quality in the three months ended September 30, 2015 compared to the same period during the prior year.

·
Other noninterest expense decreased primarily due to a reduced provision for mortgage banking segment branch losses due to increased profitability with high mortgage volumes and continued focus on controlling expenses.

Income Taxes

Driven by an increase in pre-tax income, income tax expense increased $181,000, or 6.7%, to $2.9 million during the three months ended September 30, 2015, compared to $2.7 million during the three months ended September 30, 2014.  Income tax expense was recognized during the three months ended September 30, 2015 at an effective rate of 35.8% compared to an effective rate of 36.3% during the three months ended September 30, 2014.

Comparison of Community Banking Segment for the Nine Months Ended September 30, 2015 and 2014

Net income for the nine months ended September 30, 2015 totaled $6.5 million compared to net income of $8.0 million for the nine months ended September 30, 2014.  Net interest income decreased $1.4 million to $28.5 million for the nine months ended September 30, 2015 compared to $29.9 million for the nine months ended September 30, 2014.  Provision for loan loss increased $700,000.  Compensation, payroll taxes, and other employee benefits expense increased $2.0 million primarily due to the grant of stock awards during 2015. The increase in compensation was partially offset by a reduction in all other expense categories for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Comparison of Mortgage Banking Segment Operations for the Nine Months Ended September 30, 2015 and 2014

Net income totaled $7.1 million for the nine months ended September 30, 2015, compared to $2.3 million during the nine months ended September 30, 2014.  Mortgage banking segment revenues increased $17.1 million, or 27.5%, to $79.2 million for the nine months ended September 30, 2015 compared to $62.1 million for the nine months ended September 30, 2014.  The increase in revenue was attributable to a 22.9% increase in volume origination to $1.5 billion during the nine months ended September 30, 2015 compared to $1.3 billion during the nine months ended September 30, 2014. While revenue increased 27.5%, noninterest expenses increased $8.4 million, or 14.3%, to $67.4 million for the nine months ended September 30, 2015 compared to $59.0 million for the nine months ended September 30, 2014.  The improvement was due to ongoing expense control efforts.

Consolidated Waterstone Financial, Inc. Results of Operations
	Nine months ended September 30,
	2015	2014
	(Dollars in Thousands, except per share amounts)

Net income	$13,498	10,418
Earnings per share - basic	0.45	0.31
Earnings per share - diluted	0.45	0.31
Annualized return on average assets	1.03%	0.78%
Annualized return on average equity	4.26%	3.18%

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

	Nine months ended September 30,
	2015			2014
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,223,971	41,495	4.53%	$1,231,540	43,178	4.69%
Mortgage related securities (2)	172,548	2,451	1.90%	158,869	2,142	1.80%
Debt securities, federal funds sold and short-term investments (2)(3)	255,284	3,306	1.73%	312,961	3,104	1.33%
Total interest-earning assets	1,651,803	47,252	3.82%	1,703,370	48,424	3.80%

Noninterest-earning assets	102,558			93,184
Total assets	$1,754,361			$1,796,554

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$30,804	15	0.07%	$45,693	11	0.03%
Money market and savings accounts	137,016	116	0.11%	166,380	82	0.07%
Time deposits	639,049	4,120	0.86%	634,417	3,429	0.72%
Total interest-bearing deposits	806,869	4,251	0.70%	846,490	3,522	0.56%
Borrowings	438,767	12,898	3.93%	445,537	13,048	3.92%
Total interest-bearing liabilities	1,245,636	17,149	1.84%	1,292,027	16,570	1.71%

Noninterest-bearing liabilities
Noninterest-bearing deposits	64,945			44,293
Other noninterest-bearing liabilities	20,532			21,916
Total noninterest-bearing liabilities	85,477			66,209
Total liabilities	1,331,113			1,358,236
Equity	423,248			438,318
Total liabilities and equity	$1,754,361			$1,796,554

Net interest income		30,103			31,854
Net interest rate spread (4)			1.98%			2.09%
Less: taxable equivalent adjustment		697			630
Net interest income, as reported		29,406			31,224
Net interest-earning assets (5)	$406,167			$411,343
Net interest margin (6)			2.38%			2.45%
Tax equivalent effect			0.06%			0.05%
Net interest margin on a fully tax equivalent basis (6)			2.44%			2.50%
Average interest-earning assets to average interest-bearing liabilities			132.61%			131.84%
__________
(1)  Interest income includes net deferred loan fee amortization income of $420,000 and $461,000 for the nine months ended September 30, 2015 and 2014, respectively.
(2)  Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.37% and 1.06% for the nine months ended September 30, 2015 and 2014, respectively.
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

	Nine months ended September 30,
	2015 versus 2014
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$(269)	(1,414)	(1,683)
Mortgage related securities (3)	209	100	309
Other earning assets (3) (4)	(640)	842	202
Total interest-earning assets	(700)	(472)	(1,172)

Interest expense:
Demand accounts	(5)	9	4
Money market and savings accounts	(17)	51	34
Time deposits	25	666	691
Total interest-earning deposits	3	726	729
Borrowings	(199)	49	(150)
Total interest-bearing liabilities	(196)	775	579
Net change in net interest income	$(504)	(1,247)	(1,751)
______________
(1)	Interest income includes net deferred loan fee amortization income of $420,000 and $461,000 for the nine months ended September 30, 2015 and 2014, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income decreased $1.8 million, or 5.8%, to $29.4 million during the nine months ended September 30, 2015 compared to $31.2 million during the nine months ended September 30, 2014.

·	Interest income on loans decreased due to a 16 basis point decrease in average yield on loans.
·
Interest income from mortgage related securities increased due to an increase in the average balance of mortgage related securities.  Funds received from the second step offering completed in January 2014 were used to purchase additional securities throughout 2014.

·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased slightly due to an increase in higher yielding municipal securities balances in 2015 compared to cash being held in 2014.  The decrease in average balance reflects utilization of the $248.3 million in net proceeds that were received from our stock offering during January 2014 to purchase securities, fund loans held for sale, and repurchase shares.

·	Interest expense on deposits increased primarily due to an increase in the average cost of time deposits of 14 basis points along with a slightly higher average balance of time deposits.
·
Interest expense on borrowings decreased slightly due to the decreased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market during the nine months ended September 30, 2015.

Provision for Loan Losses

Our provision for loan losses increased $870,000, or 102.4%, to $1.7 million during the nine months ended September 30, 2015, from $850,000 during the nine months ended September 30, 2014.   The increase was largely related to two loans collateralized by out-of-state single-family properties and one loan collateralized by a multi-family property.

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

Noninterest Income

	Nine months ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$1,213	904	309	34.2%
Increase in cash surrender value of life insurance	1,195	1,082	113	10.4%
Mortgage banking income	77,324	58,743	18,581	31.6%
Gain on sale of available for sale securities	44	-	44	N/	M
Other	1,848	3,436	(1,588)	(46.2)%
Total noninterest income	$81,624	64,165	17,459	27.2%
N/M - Not meaningful

Total noninterest income increased $17.5 million, or 27.2%, to $81.6 million during the nine months ended September 30, 2015 compared to $64.2 million during the nine months ended September 30, 2014.  The increase resulted primarily from an increase in mortgage banking income offset by a decrease in other noninterest income.

·
The increase in mortgage banking income was the result of an increase in origination volumes and margins.  The volume increased $288.3 million, or 22.9%, to $1.5 billion during the nine months ended September 30, 2015 compared to a $1.3 billion during the nine months ended September 30, 2014.

·	The increase in service charges on loans and deposits was related to an increase in loan prepayment penalties.
·	The increase in cash surrender value of life insurance was related to the additional earnings on the $10.0 million policy purchased in May 2014.
·	The Company sold one municipal security at a gain in the current period compared to none in the prior year period.
·
The decrease in other noninterest income was primarily due to a decrease in the sale of mortgage servicing rights which resulted in an $807,000 gain during the nine months ended September 30, 2015 compared to a $2.4 million gain on sales of mortgage servicing rights during the nine months ended September 30, 2014.

Noninterest Expenses

	Nine months ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$62,584	51,418	11,166	21.7%
Occupancy, office furniture and equipment	7,004	7,883	(879)	(11.2)%
Advertising	2,120	2,252	(132)	(5.9)%
Data processing	1,797	1,701	96	5.6%
Communications	1,053	1,250	(197)	(15.8)%
Professional fees	1,771	1,471	300	20.4%
Real estate owned	1,875	1,918	(43)	(2.2)%
FDIC insurance premiums	851	1,046	(195)	(18.6)%
Other	9,106	9,325	(219)	(2.3)%
Total noninterest expenses	$88,161	78,264	9,897	12.6%

Total noninterest expenses increased $9.9 million, or 12.6%, to $88.2 million during the nine months ended September 30, 2015 compared to $78.3 million during the nine months ended September 30, 2014.

·
Compensation, payroll taxes and other employee benefit expense increased $11.2 million primarily due to a $9.3 million increase in compensation, payroll taxes and other benefits within our mortgage banking segment.  The increase in compensation within our mortgage banking segment correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

·
Compensation, payroll taxes and other employee benefit expense increased $2.0 million within the community banking segment primarily due to stock awards granted in 2015 and raises, while full time equivalent levels remain relatively flat.

·
Occupancy, office furniture and equipment expense decreased resulting from less rent expense in the current year compared to prior year due to closing underperforming mortgage banking segment branches during the first half of 2014. Additionally, there was less snow removal expense in the nine months ended September 30, 2015 compared to the same period during the prior year.

·	Advertising expense decreased as a result of mortgage banking segment branches closing in 2014 and improved expense management at our mortgage banking segment.
·	Professional fees expense increased as a result of an increase in legal fees.
·
Real estate owned expense decreased $43,000.  Real estate owned writedowns increased $515,000 to $1.5 million facilitating a plan to liquidate certain aged properties.  Net gain on sales increased $680,000 as certain other property values have improved.  Net real estate owned expenses increased $121,000.

·	FDIC insurance premiums decreased due to a decrease in our assessment rate in 2015 compared to 2014 due to improved asset quality and as capital increased.
·
Other noninterest expense decreased primarily due to a reduced provision for mortgage banking segment branch losses due to increased profitability with high mortgage volumes and continued focus on controlling expenses.

Income Taxes

Driven by an increase in pre-tax income, income tax expense increased $1.8 million, or 30.6%, to $7.7 million during the nine months ended September 30, 2015, compared to $5.9 million during the nine months ended September 30, 2014.  Income tax expense was recognized during the nine months ended September 30, 2015 at an effective rate of 36.2% compared to an effective rate of 36.0% during the nine months ended September 30, 2014.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total Assets - Total assets decreased by $38.7 million, or 2.2%, to $1.74 billion at September 30, 2015 from $1.78 billion at December 31, 2014.  The decrease in total assets is primarily due to the stock buyback program.

Cash and Cash Equivalents – Cash and cash equivalents decreased $42.4 million, or 24.5%, to $130.4 million at September 30, 2015, compared to $172.8 million at December 31, 2014.  The decrease in cash and cash equivalents primarily reflects the increase in loans held for sale, repurchase of shares, and slight increase in loans receivable.  Offsetting these reductions to cash and cash equivalents, advanced payments by borrowers for taxes increased, securities available for sale decreased, and deposits increased from December 31, 2014.

Securities Available for Sale – Securities available for sale decreased $15.9 million at September 30, 2015 compared to December 31, 2014. The decrease was due to paydowns in mortgage related securities and maturities of municipal bonds and offset by the purchase of a corporate bond security.

Loans Held for Sale - Loans held for sale increased at September 30, 2015 due to increased volumes at our mortgage subsidiary compared to the fourth quarter of 2014.

Loans Receivable - Loans receivable held for investment increased $5.7 million to $1.10 billion at September 30, 2015 compared to December 31, 2014.  The increase in total loans receivable was primarily attributable to increases in the multi-family and commercial real estate loan portfolio categories as the Bank continues to focus on those areas for growth.  Offsetting those increases, the one- to four-family and home equity categories decreased consistent with market conditions.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Nine months ended September 30,		Year Ended
	2015	2014	December 31, 2014
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,220,063	1,189,697	1,189,697
Real estate loans originated for investment:
Residential
One- to four-family	32,286	33,261	48,325
Multi-family	76,695	71,091	88,958
Home equity	5,441	3,025	4,177
Construction and land	11,085	1,124	8,806
Commercial real estate	35,365	25,000	29,294
Total real estate loans originated for investment	160,872	133,501	179,560
Consumer loans originated for investment	688	10	10
Commercial business loans originated for investment	14,662	6,366	7,863
Total loans originated for investment	176,222	139,877	187,433

Principal repayments	(153,938)	(100,956)	(159,619)
Transfers to real estate owned	(11,719)	(13,423)	(16,645)
Loan principal charged-off	(4,914)	(6,455)	(8,855)
Net activity in loans held for investment	5,651	19,043	2,314

Loans originated for sale	1,545,098	1,256,795	1,661,376
Loans sold	(1,528,363)	(1,209,623)	(1,633,324)
Net activity in loans held for sale	16,735	47,172	28,052
Total gross loans receivable and held for sale at end of period	$1,242,449	1,255,912	1,220,063

Allowance for Loan Losses - The allowance for loan losses decreased at September 30, 2015 from December 31, 2014.   The decrease resulted from the charge-off of specific reserves and improvement of key loan quality metrics decreasing the allowance related to the loans collectively reviewed. The overall decrease were primarily related to the one- to four-family and multi-family categories.  The other remaining categories were relatively consistent with the amounts at December 31, 2014.

Real Estate Owned – Total real estate owned decreased $6.6 million from December 31, 2014.  During the nine months ended September 30, 2015, $11.8 million was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $17.3 million.  In an effort to sell older properties, list prices were dropped which resulted in $1.5 million in write downs during the nine months ended September 30, 2015.

Deposits – Total deposits increased $9.2 million to $873.2 million at September 30, 2015 from December 31, 2014.  The increase was driven by an increase in more cost effective transaction accounts partially offset by a decrease in time deposits.

Borrowings – Total borrowings remained constant at $434.0 million at September 30, 2015 and December 31, 2014.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $18.8 million.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $7.1 million at September 30, 2015 compared to December 31, 2014.  Of the total decrease, $9.7 million related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.  The accrued compensation and accounts payable for the mortgage banking segment increased $1.8 million and $1.5 million, respectively, from December 31, 2014, driven by increased loan origination volumes.

Shareholders' Equity – Shareholders' equity decreased by $59.6 million, or 13.2%, to $390.6 million at September 30, 2015 from December 31, 2014.  The decrease in shareholders' equity was due to the stock repurchase programs initiated during the nine months ended September 30, 2015, and dividends declared. These decreases were offset by net income, vesting of ESOP, and the stock compensation awards.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2015	2014
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$16,051	23,918
Multi-family	4,785	12,001
Home equity	313	445
Construction and land	350	401
Commercial real estate	321	947
Commercial	31	299
Consumer	-	-
Total non-accrual loans	21,851	38,011

Real estate owned
One- to four-family	6,109	10,896
Multi-family	1,214	2,210
Construction and land	5,206	5,400
Commercial real estate	300	300
Total real estate owned	12,829	18,806
Valuation allowance at end of period	(673)	(100)
Total real estate owned, net	12,156	18,706
Total nonperforming assets	$34,007	56,717

Total non-accrual loans to total loans, net	1.99%	3.47%
Total non-accrual loans to total assets	1.25%	2.13%
Total nonperforming assets to total assets	1.95%	3.18%

All loans that exceed 90 days past due with respect to principal and interest are recognized as non-accrual.  Troubled debt restructurings that are non-accrual either due to being past due greater than 90 days or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above.  In addition, loans that are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower review.  When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered.  This process generally takes place when a loan is contractually past due between 60 and 90 days.  Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral.  When a loan is determined to be uncollectible, typically coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Nine Months
	Ended September 30,
	2015	2014
	(In Thousands)

Balance at beginning of period	$38,011	50,961
Additions	8,710	20,902
Transfers to real estate owned	(11,719)	(13,423)
Charge-offs	(3,161)	(4,897)
Returned to accrual status	(5,242)	(3,755)
Principal paydowns and other	(4,748)	(6,652)
Balance at end of period	$21,851	43,136

Total non-accrual loans decreased by $16.2 million, or 42.5%, to $21.9 million as of September 30, 2015 compared to $38.0 million as of December 31, 2014.  The ratio of non-accrual loans to total loans receivable was 1.99% at September 30, 2015 compared to 3.47% at December 31, 2014.  During the nine months ended September 30, 2015, $11.7 million in non-accrual loans were transferred to real estate owned, $3.2 million in loan principal was charged off, $5.2 million in loans were returned to accrual status and approximately $4.7 million in principal payments were received.  Offsetting this activity, $8.7 million in loans were placed on non-accrual status during the nine months ended September 30, 2015.

Of the $21.9 million in total non-accrual loans as of September 30, 2015, $20.6 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $5.8 million in cumulative partial charge-offs have been recorded with respect to these loans as of September 30, 2015.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $1.7 million have been recorded as of September 30, 2015.  The remaining $1.3 million of non-accrual loans were reviewed on an aggregate basis and $256,000 in general valuation allowance was deemed necessary related to those loans as of September 30, 2015.   The $256,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

Our largest non-accrual loan was collateralized by single-family residential real estate. This loan had a principal balance of $1.3 million, which is net of life-to-date charge-offs of $865,000 at September 30, 2015. Our second largest non-accrual loan was collateralized by multi-family residential real estate. This loan had a principal balance of $1.3 million, which is net of life-to-date charge-offs of $102,000 at September 30, 2015, as well as a specific reserve of $440,000.  Our third largest non-accrual loan as of September 30, 2015 was collateralized by multi-family residential real estate.   This loan had a principal balance of $1.2 million, which is net of life-to-date charge-offs of $948,000 at September 30, 2015.   Our fourth largest non-accrual loan as of September 30, 2015 was collateralized by single-family residential real estate.  This loan had a principal balance of $1.1 million, which is net of life-to-date charge-offs of $833,000, at September 30, 2015. Our fifth largest non-accrual loan as of September 30, 2015 was collateralized by two- to four- family residential real estate.  This loan had a principal balance of $865,000 at September 30, 2015 and has a specific reserve of $107,000. Together, these five largest non-accrual loans comprised 26.3% of total non-accrual loans at September 30, 2015.

For the nine months ended September 30, 2015, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1.1 million.  We received $718,000 of interest payments on such loans during the nine months ended September 30, 2015.   Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more during the nine months ended September 30, 2015 or 2014.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of September 30, 2015
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$3,905	5,810	9,715
Multi-family	2,795	2,300	5,095
Home equity	-	98	98
Construction and land	1,636	-	1,636
Commercial real estate	1,306	77	1,383
	$9,642	8,285	17,927

	As of December 31, 2014
	Accruing	Non-accruing	Total

One- to four-family	$4,724	10,233	14,957
Multi-family	2,923	4,797	7,720
Home equity	-	98	98
Construction and land	1,866	-	1,866
Commercial real estate	1,306	170	1,476
	$10,819	15,298	26,117

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2015	2014
	(Dollars in Thousands)

Loans past due less than 90 days	$3,294	9,022
Loans past due 90 days or more	12,368	25,112
Total loans past due	$15,662	34,134

Total loans past due to total loans receivable	1.42%	3.12%

Past due loans decreased by $18.5 million, or 54.1%, to $15.7 million at September 30, 2015 from $34.1 million at December 31, 2014.  Loans past due 90 days or more decreased by $12.7 million, or 50.7%, during the nine months ended September 30, 2015 and loans past due less than 90 days decreased by $5.7 million, or 63.5%.  The $12.7 million decrease in loans past due 90 days or more was primarily due to $11.7 million in loans transferred to real estate owned during the nine months ended September 30, 2015 offset by additional loans which were included in the less than 90 day group in the previous period.  The $5.7 million decrease in loans past due less than 90 days or more was primarily attributable to a decrease in delinquent loans collateralized by one- to four-family loans as one significant relationship entered the past 90 days due category, in addition to more loans returning to current status and less new loans entering past due status.

REAL ESTATE OWNED

Total real estate owned decreased by $6.6 million, or 35.0%, to $12.2 million at September 30, 2015, compared to $18.7 million at December 31, 2014.  During the nine months ended September 30, 2015, $11.7 million was transferred from loans to real estate owned upon completion of foreclosure including a $1.6 million relationship, a $1.5 million relationship, and a $1.2 million relationship.  During the same period, sales of real estate owned totaled $17.3 million.  In an effort to sell older properties, list prices were dropped which resulted in $1.5 million in write downs during the nine months ended September 30, 2015. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Nine Months
	Ended September 30,
	2015	2014
	(Dollars in Thousands)

Balance at beginning of period	$18,706	24,264
Provision for loan losses	1,720	850
Charge-offs:
Mortgage
One- to four-family	3,212	1,900
Multi-family	1,501	3,462
Home equity	72	191
Commercial real estate	45	186
Construction and land	84	418
Consumer	-	5
Commercial	-	293
Total charge-offs	4,914	6,455
Recoveries:
Mortgage
One- to four-family	436	1,652
Multi-family	789	23
Home equity	101	11
Commercial real estate	40	23
Construction and land	45	63
Consumer	5	5
Commercial	-	3
Total recoveries	1,416	1,780
Net charge-offs	3,498	4,675
Allowance at end of period	$16,928	20,439

Ratios:
Allowance for loan losses to non-accrual loans at end of period	77.47%	47.38%
Allowance for loan losses to loans receivable at end of period	1.54%	1.84%
Net charge-offs to average loans outstanding (annualized)	0.43%	0.56%
Current period provision for loan losses to net charge-offs	49.17%	18.18%
Net charge-offs (annualized) to beginning of the period allowance	25.00%	25.76%

At September 30, 2015, the allowance for loan losses was $16.9 million, compared to $18.7 million at December 31, 2014.  The decrease in allowance for loan losses during the nine months ended September 30, 2015 reflects improvement in both the quality of the loan portfolio as well as stabilization in the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2014, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.

Net charge-offs totaled $3.5 million, or an annualized 0.43% of average loans for the nine months ended September 30, 2015, compared to $4.7 million, or an annualized 0.56% of average loans for the nine months ended September 30, 2014.  Of the $3.5 million in net charge-offs during the nine months ended September 30, 2015, approximately 99.7% of the activity related to loans secured by multi-family and single-family residential loans.

Our underwriting policies and procedures emphasize that credit decisions must rely on both the credit quality of the borrower and the estimated value of the underlying collateral.  Credit quality is assured only when the estimated value of the collateral is objectively determined and is not subject to significant fluctuation.

The allowance for loan losses has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management's knowledge, all probable losses have been provided for in the allowance for loan losses.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The level of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.
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
During the nine months ended September 30, 2015 primary uses of cash and cash equivalents included: $1.55 billion funding loans held for sale, $72.2 million for the repurchase of common stock, $15.9 million in purchases of mortgage related securities, $20.9 million increase in net fundings of loans receivable (irrespective of loans transferred to real estate owned), $10.0 million in purchases of debt securities, and $4.5 million in dividends paid.
During the nine months ended September 30, 2015, primary sources of cash and cash equivalents included: $1.60 billion in proceeds from the sale of loans held for sale, $31.6 million in principal repayments on mortgage related securities, $8.2 million from maturities and calls of debt securities, $9.2 million increase in deposits, $9.1 million in advanced payments by borrowers for taxes, and $18.3 million from real estate owned sales.
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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2015 and 2014, respectively, $130.4 million and $141.3 million of our assets were invested in cash and cash equivalents.  At September 30, 2015 cash and cash equivalents are comprised of the following: $80.5 million in cash held at the Federal Reserve Bank and other depository institutions and $49.9 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.
Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At September 30, 2015, we had $350.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At September 30, 2015, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.
At September 30, 2015, we had outstanding commitments to originate loans receivable of $34.7 million.  In addition, at September 30, 2015, we had unfunded commitments under construction loans of $25.8 million, unfunded commitments under business lines of credit of $10.1 million and unfunded commitments under home equity lines of credit and standby letters of credit of $15.1 million.  At September 30, 2015 certificates of deposit scheduled to mature in one year or less totaled $443.2 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
Capital
Shareholders' equity decreased by $59.6 million to $390.6 million at September 30, 2015 from $450.2 million December 31, 2014.  The decrease in shareholders' equity was due to the $72.1 million in stock repurchased during the first nine months and $4.4 million for cash dividends.  This decrease was offset by $13.5 million in net income, $2.3 million in stock compensation, and an increase due to ESOP shares committed to be released.

The Company's Board of Directors authorized a stock repurchase program in the first quarter of 2015.  The Company authorized two stock repurchase programs in the second quarter of 2015.  The Company's Board of Directors authorized a fourth stock repurchase program in the third quarter of 2015.  The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.  Repurchased shares are held by the Company as authorized but unissued shares.

The Company repurchased 5,551,053 shares at an average price of $12.93 under previously approved stock repurchase plans.  The Company is authorized to purchase up to 1,285,600 additional shares under the current approved stock repurchase program as of September 30, 2015.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At September 30, 2015, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.  See "Notes to Consolidated Financial Statements - Regulatory Capital."

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds from the stock offering, our return on assets and return on equity will continue to be adversely affected following the stock offering.

Contractual Obligations, Commitments and Contingent Liabilities
The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2015 and the respective maturity dates.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$96,344	96,344	-	-	-
Money market and savings deposits (4)	136,486	136,486	-	-	-
Time deposit (4)	640,325	443,190	190,162	6,973	-
Federal Home Loan Bank advances (1)	350,000	220,000	130,000	-	-
Repurchase agreements (2)(4)	84,000	-	84,000	-	-
Operating leases (3)	11,939	2,947	4,301	2,362	2,329
Salary continuation agreements	298	170	128	-	-
	$1,319,392	899,137	408,591	9,335	2,329
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
(4)  Excludes interest.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2015.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$34,651	34,651	-	-	-
Unused portion of home equity lines of credit (2)	14,509	14,509	-	-	-
Unused portion of construction loans (3)	25,839	25,839	-	-	-
Unused portion of business lines of credit	10,149	10,149	-	-	-
Standby letters of credit	609	609	-	-	-
Total Other Commitments	$85,757	85,757	-	-	-

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature.  Consequently, our most significant form of market risk is interest rate risk.  Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits.  As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, WaterStone Bank's board of directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.  Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets weekly to review our asset/liability policies and interest rate risk position, which are evaluated quarterly.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk: (i) emphasizing variable rate loans including variable rate one- to four-family, and commercial real estate loans as well as three- to five- year commercial real estate balloon loans; (ii) reducing and shortening the expected average life of the investment portfolio; and (iii) whenever possible, lengthening the term structure of our deposit base.  These measures should reduce the volatility of our net interest income in different interest rate environments.
Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
400 basis point gradual rise in rates	7.52%
300 basis point gradual rise in rates	5.98%
200 basis point gradual rise in rates	4.33%
100 basis point gradual rise in rates	2.07%
Unchanged rate scenario	0.00%
100 basis point gradual decline in rates (1)	(1.31%)
____________
(1) Given the current low point in the interest rate cycle, rate decline scenarios in excess of 100 basis points are not meaningful.

WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 25% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 30% for interest rate movements of up to 400 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At September 30, 2015, a 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 2.07% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 1.31%.  At September 30, 2015, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 1.75% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 1.60%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2015, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
Item 1A. Risk Factors
There have been no changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company's monthly common stock purchases during the third quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
July 1, 2015 - July 31, 2015	698,815	$13.13	698,815	432,883
August 1, 2015 - August 31, 2015	246,000	12.86	246,000	186,883
September 1, 2015 - September 30, 2015	329,423	12.98	329,423	1,285,600
Total	1,274,238	$13.04	1,274,238	1,285,600

(a)
On March 6, 2015, the Board of Directors authorized the repurchase of up to 1,721,170 shares of common stock (Plan 1), of which 1,408,513 shares were purchased.  On May 1, 2015, the Board of Directors terminated the existing plan and authorized the repurchase of 2,000,000 shares of common stock (Plan 2), of which, 2,000,000 shares were purchased.  On May 12, 2015, the Board of Directors authorized the repurchase of 2,000,000 shares of common stock (Plan 3), of which 1,928,140 were purchased.  On September 4, 2015, the Board of Directors terminated the existing plan and authorized the repurchase of 1,500,000 shares of common stock (Plan 4).

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
Date: October 30, 2015
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: October 30, 2015
/s/ Allan R. Hosack
Allan R. Hosack
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended September 30, 2015

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X