Form 10-K
period 2015-12-31
Waterstone Financial, Inc.
filed 2016-03-04
CIK 1569994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

F O R M   1 0 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).

Yes         ☐           No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on June 30, 2015 as reported by the NASDAQ Global Select Market® was approximately $405.3 million.

As of February 29, 2016, 29,216,259 shares of the Registrant's Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 17, 2016

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2015

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

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation, which had 64 offices in 17 states as of December 31, 2015.

WaterStone Bank conducts its community banking business from 11 banking offices located in Milwaukee, Washington and Waukesha Counties, Wisconsin, as well as a loan production office in Minneapolis, Minnesota. WaterStone Bank's principal lending activity is originating one- to four-family and multi-family residential real estate loans for retention in its portfolio. At December 31, 2015, such loans comprised 34.3% and 49.1%, respectively, of WaterStone Bank's loan portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, commercial real estate and commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances. Our deposit offerings include: certificates of deposit, money market savings accounts, transaction deposit accounts, non-interest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds and municipal obligations.

WaterStone Bank is subject to comprehensive regulation and examination by the Wisconsin Department of Financial Institutions (WDFI) and the Federal Deposit Insurance Corporation.

WaterStone Bank's executive offices are located at 11200 West Plank Court, Wauwatosa, Wisconsin 53226, and its telephone number is (414) 761-1000.  Its website address is www.wsbonline.com.

WaterStone Bank's mortgage banking operations are conducted through its wholly-owned subsidiary, Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originates single-family residential real estate loans for sale into the secondary market.  Waterstone Mortgage Corporation utilizes lines of credit provided by WaterStone Bank as a primary source of funds, and also utilizes a line of credit with another financial institution as needed.  Waterstone Mortgage Corporation originated approximately $2.0 billion in mortgage loans held for sale during the year ended December 31, 2015.

Market Area

WaterStone Bank.  WaterStone Bank's market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  WaterStone Bank's primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have six branch offices in Milwaukee County, four branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2015 (the latest date for which information was publicly available), 49.8% of deposits in the State of Wisconsin were located in the seven-county metropolitan Milwaukee market and 44.0% of deposits in the State of Wisconsin were located in the three counties in which the Bank has a branch office.

WaterStone Bank's primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets. In addition, in October 2013 we opened a loan production office in Minneapolis, Minnesota, which has a primary lending market area of the Minneapolis-St. Paul, Minnesota metropolitan market.

Waterstone Mortgage Corporation.  As of December 31, 2015, Waterstone Mortgage Corporation had 15 offices in Wisconsin, 13 offices in Florida, eight offices in Pennsylvania, eight offices in Minnesota, four offices in  Indiana, two offices in each of Arizona, Illinois, Iowa, and Ohio, and one office in each of Georgia, Idaho, Maine, Maryland, New Hampshire, Tennessee, Texas, and Virginia.

Competition

WaterStone Bank.  WaterStone Bank faces competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha-West Allis metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. The Federal Deposit Insurance Corporation has determined that our market area is a "high-rate" area with regard to deposit pricing as compared to the rest of the United States. As of June 30, 2015, based on the Federal Deposit Insurance Corporation's annual Summary of Deposits Report, we had the eighth largest market share in our metropolitan statistical area out of 52 financial institutions in our metropolitan statistical area, representing 1.4% of all deposits.

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from money market funds, brokerage firms, and mutual funds. Some of our competitors offer products and services that we do not offer, such as trust services and private banking.

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

 Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain the loans that we originate, which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $382.0 million, or 34.3%, of our total loan portfolio at December 31, 2015.  Multi-family residential mortgage loans represented $547.3 million, or 49.1%, of our total loan portfolio at December 31, 2015.  We also offer construction and land loans, commercial real estate loans, home equity lines of credit and commercial loans. At December 31, 2015, commercial real estate loans, construction and land loans, home equity loans and commercial business loans totaled $118.8 million, $19.1 million, $24.3 million and $23.0 million, respectively.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$381,992	34.26%	$411,979	37.62%	$413,614	37.85%	$460,821	40.65%	$496,736	40.83%
Multi-family	547,250	49.08%	522,281	47.70%	521,597	47.75%	514,363	45.37%	552,240	45.39%
Home equity	24,326	2.18%	29,207	2.67%	35,432	3.24%	36,494	3.22%	38,599	3.17%
Construction and land	19,148	1.72%	17,081	1.56%	31,905	2.92%	33,818	2.98%	39,528	3.25%
Commercial real estate	118,820	10.66%	94,771	8.65%	71,698	6.56%	65,495	5.78%	65,434	5.38%
Commercial loans	23,037	2.07%	19,471	1.78%	18,296	1.67%	22,549	1.99%	24,018	1.97%
Consumer	361	0.03%	200	0.02%	134	0.01%	132	0.01%	109	0.01%

Total loans	1,114,934	100.00%	1,094,990	100.00%	1,092,676	100.00%	1,133,672	100.00%	1,216,664	100.00%

Allowance for loan losses	(16,185)		(18,706)		(24,264)		(31,043)		(32,430)

Loans, net	$1,098,749		$1,076,284		$1,068,412		$1,102,629		$1,184,234

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2015. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Multi-family		Home Equity		Construction and Land
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2016	$20,978	4.88%	$23,615	4.21%	$5,013	4.90%	$4,270	3.99%
2017	10,575	4.74%	20,878	4.04%	1,537	5.23%	259	4.12%
2018	5,988	4.10%	49,668	4.12%	2,665	5.52%	736	4.21%
2019	4,976	4.69%	63,872	4.22%	1,881	4.49%	54	5.00%
2020	2,520	4.87%	73,281	4.25%	4,443	4.69%	1,925	3.22%
2021 and thereafter	336,955	4.62%	315,936	4.52%	8,787	4.71%	11,904	4.28%
Total	$381,992	4.63%	$547,250	4.38%	$24,326	4.85%	$19,148	4.11%

	Commercial Real Estate		Commercial		Consumer		Total
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2016	$10,319	5.03%	$9,976	4.54%	$150	5.78%	$74,321	4.59%
2017	6,545	4.88%	584	5.27%	5	3.60%	40,383	4.42%
2018	12,401	4.12%	5,148	3.71%	18	7.60%	76,624	4.14%
2019	22,984	4.43%	1,996	4.19%	20	5.00%	95,783	4.30%
2020	22,244	4.21%	3,662	4.54%	102	4.54%	108,177	4.27%
2021 and thereafter	44,327	4.40%	1,671	4.62%	66	5.13%	719,646	4.56%
Total	$118,820	4.40%	$23,037	4.35%	$361	5.33%	$1,114,934	4.48%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans
Real estate loans:
One- to four-family	$17,999	$343,015	$361,014
Multi-family	165,599	358,036	523,635
Home equity	5,120	14,193	19,313
Construction and land	11,689	3,189	14,878
Commercial	57,036	51,465	108,501
Commercial	8,712	4,349	13,061
Consumer	211	-	211
Total loans	$266,366	$774,247	$1,040,613

One- to Four-Family Residential Mortgage Loans.  One- to four-family residential mortgage loans totaled $382.0 million, or 34.3% of total loans at December 31, 2015.  One- to four-family residential mortgage loans originated for investment during the year ended December 31, 2015 totaled $41.8 million, or 17.1% of all loans originated for investment.  Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our adjustable-rate mortgage loans generally provide for maximum annual rate adjustments of 200 basis points, with a lifetime maximum adjustment of 600 basis points.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years, and are indexed to the 12-month LIBOR rate.  We do not and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.  Further, prior to 2007, we did not offer indexed, adjustable-rate loans other than home equity lines of credit, and we have never offered "teaser rate" first mortgage products.

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

All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner's insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average single family first mortgage loan balance was $182,000 and the largest outstanding balance was $2.2 million on December 31, 2015.  The average two- to four-family first mortgage loan balance was $153,000 on December 31, 2015, and the largest outstanding balance on that date was $4.8 million, which is a consolidation loan that is collateralized by 29 properties.

Multi-family Real Estate Loans.  Multi-family loans totaled $547.3 million, or 49.1% of total loans at December 31, 2015. Multi-family loans originated for investment during the year ended December 31, 2015 totaled $117.7 million, or 48.0% of all loans originated for investment. These loans are generally secured by properties located in our primary market area. Our multi-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit. Multi-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a multi-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A multi-family borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to all guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding multi-family mortgage loan balance was $823,000 on December 31, 2015, with the largest outstanding balance at $9.5 million.  At December 31, 2015, our largest exposure to one borrower or to a related group of borrowers was $36.1 million.

Loans secured by multi-family real estate generally involve larger principal amounts than owner-occupied, one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2015, outstanding home equity loans and equity lines of credit totaled $24.3 million, or 2.2% of total loans outstanding.  At December 31, 2015, the unadvanced portion of home equity lines of credit totaled $14.2 million.  Home equity loans and lines originated for investment during the year ended December 31, 2015 totaled $7.3 million, or 3.0% of all loans originated for investment.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to 10 years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was $43,000 at December 31, 2015, with the largest outstanding balance at that date of $584,000.

Construction and Land Loans.  We originate construction loans for the acquisition of land and the construction of single-family residences, multi-family residences, and commercial real estate buildings.  At December 31, 2015, construction and land loans totaled $19.1 million, or 1.7% of total loans.  Construction and land loans originated for investment during the year ended December 31, 2015 totaled $11.1 million, or 4.5% of all loans originated for investment.  At December 31, 2015, the unadvanced portion of these construction loans totaled $25.5 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months or more. At the end of the construction phase, the construction loan converts to a longer-term mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the loan balance exceeds 80% of the lesser of the appraised value or acquisition cost of the secured property. The average outstanding construction loan balance totaled $1.6 million on December 31, 2015, with the largest outstanding balance at $8.3 million.  The average outstanding land loan balance was $186,000 on December 31, 2015, and the largest outstanding balance on that date was $1.2 million.

Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on either the percentage of completion method or the actual cost of the completed work.

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

Commercial Real Estate Loans.  Commercial real estate loans totaled $118.8 million at December 31, 2015, or 10.7% of total loans, and are made up of loans secured by office and retail buildings, industrial buildings, churches, restaurants, other retail properties and mixed use properties. Commercial real estate loans originated for investment during the year ended December 31, 2015 totaled $43.1 million, or 17.6% of all loans originated for investment. These loans are generally secured by property located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial real estate borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2015 was $664,000, and the largest outstanding balance at that date was $7.5 million.

Commercial Loans.  Commercial loans totaled $23.0 million at December 31, 2015, or 2.1% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate. Commercial loans originated for investment during the year ended December 31, 2015 totaled $23.5 million, or 9.6% of all loans originated.

Our commercial loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain working capital ratios must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2015, the unadvanced portion of working capital lines of credit totaled $16.4 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.

A commercial business borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower. The average outstanding commercial loan at December 31, 2015 was $200,000 and the largest outstanding balance on that date was $3.4 million.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge-offs and sales during the years indicated.

	As of or for the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Total gross loans receivable and held for sale at beginning of year	$1,220,063	$1,189,697	$1,267,285
Real estate loans originated for investment:
Residential
One- to four-family	41,835	48,325	24,504
Multi-family	117,657	88,958	82,938
Home equity	7,265	4,177	6,079
Construction and land	11,085	8,806	6,676
Commercial real estate	43,138	29,294	12,098
Total real estate loans originated for investment	220,980	179,560	132,295
Consumer loans originated for investment	688	10	12
Commercial loans originated for investment	23,467	7,863	7,612
Total loans originated for investment	245,135	187,433	139,919

Principal repayments	(203,271)	(159,619)	(154,739)
Transfers to real estate owned	(15,580)	(16,645)	(13,552)
Loan principal charged-off	(6,340)	(8,855)	(12,624)
Net activity in loans held for investment	19,944	2,314	(40,996)

Loans originated for sale	1,986,147	1,661,376	1,751,054
Loans sold	(1,944,704)	(1,633,324)	(1,787,646)
Net activity in loans held for sale	41,443	28,052	(36,592)
Total gross loans receivable and held for sale at end of year	$1,281,450	$1,220,063	$1,189,697

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

Exclusive of our mortgage banking operations, we retain in our portfolio all of the loans that we originate. At December 31, 2015, WaterStone Bank wasn't servicing any loan we originated and subsequently sold to unrelated third parties. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

All loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they become 90 or more days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received when collection of the remaining principal balance is reasonably assured.

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

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$13,888	$23,918	$30,207	$46,467	$55,609
Multi-family	2,553	12,001	13,498	23,205	13,680
Home equity	437	445	1,585	1,578	1,334
Construction and land	239	401	4,195	2,215	6,946
Commercial real estate	460	947	938	668	514
Commercial	27	299	521	511	135
Consumer	-	-	17	24	-
Total non-accrual loans	17,604	38,011	50,961	74,668	78,218

Real estate owned
One- to four-family	4,610	10,896	12,980	17,353	27,449
Multi-family	209	2,210	3,040	9,890	16,231
Construction and land	5,262	5,400	6,258	7,029	8,796
Commercial real estate	300	300	385	1,702	4,194
Total real estate owned	10,381	18,806	22,663	35,974	56,670
Valuation allowance at end of period	(1,191)	(100)	-	-	-
Total real estate owned, net	9,190	18,706	22,663	35,974	56,670

Total non-performing assets	$26,794	$56,717	$73,624	$110,642	$134,888

Total non-accrual loans to total loans, net	1.58%	3.47%	4.66%	6.59%	6.43%
Total non-accrual loans to total assets	1.00%	2.13%	2.62%	4.50%	4.57%
Total non-performing assets to total assets	1.52%	3.18%	3.78%	6.66%	7.88%

All loans that meet or exceed 90 days with respect to past due principal and interest are recognized as non-accrual. Troubled debt restructurings which are still on nonaccrual either due to being past due 90 days or greater, or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above. In addition, loans which are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower fiscal review. When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered. This process generally takes place between contractual past due dates 60 and 90 days. Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral. When a loan is determined to be uncollectible, generally coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

The following table sets forth activity in our non-accrual loans for the years indicated.

	At and for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Balance at beginning of year	$38,011	$50,961	$74,668	$78,218	$84,178
Additions	10,165	21,585	33,488	44,617	59,703
Transfers to real estate owned	(15,580)	(16,645)	(13,552)	(22,282)	(28,259)
Charge-offs	(3,809)	(7,099)	(11,792)	(8,379)	(14,138)
Returned to accrual status	(5,824)	(4,470)	(26,005)	(8,194)	(12,021)
Principal paydowns and other	(5,359)	(6,321)	(5,846)	(9,312)	(11,245)
Balance at end of year	$17,604	$38,011	$50,961	$74,668	$78,218

Total non-accrual loans decreased by $20.4 million, or 53.7%, to $17.6 million as of December 31, 2015 compared to $38.0 million as of December 31, 2014.  The ratio of non-accrual loans to total loans receivable was 1.58% at December 31, 2015 compared to 3.47% at December 31, 2014.  During the year ended December 31, 2015,  $15.6 million were transferred to real estate owned, $3.8 million in loan principal was charged off, $5.4 million in principal payments were received and $5.8 million in loans were returned to accrual status. Offsetting this activity, $10.2 million in loans were placed on non-accrual status during the year ended December 31, 2015.

Of the $17.6 million in total non-accrual loans as of December 31, 2015, $16.4 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $3.4 million in partial charge-offs have been recorded with respect to these loans as of December 31, 2015. Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $1.3 million have been recorded as of December 31, 2015.  The remaining $1.2 million of non-accrual loans were reviewed on an aggregate basis and $243,000 in general valuation allowance was deemed necessary related to those loans as of December 31, 2015.   The $243,000 in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of December 31, 2015 totaled $4.1 million, which represents 23.1% of total non-accrual loans as of that date.  These five loans are carried net of cumulative life-to-date charge-offs of $865,000.  Aggregate specific valuation allowances with respect to these five loans total $520,000 as of December 31, 2015.

For the year ended December 31, 2015, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1.2 million.  We received $944,000 of interest payments on such loans during the year ended December 31, 2015. Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more during the years ended December 31, 2015, 2014 or 2013.

Troubled Debt Restructurings.  The following table summarizes troubled debt restructurings by the Company's internal risk rating.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$14,436	$22,629	$25,258	$48,449	$47,220
Watch	3,103	3,488	4,329	11,172	8,192
Total troubled debt restructurings	$17,539	$26,117	$29,587	$59,621	$55,412

Troubled debt restructurings totaled $17.5 million at December 31, 2015, compared to $26.1 million at December 31, 2014. At December 31, 2015, $16.5 million of troubled debt restructurings, or 94.2%, were performing in accordance with their restructured terms. All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the consolidated financial statements. Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

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

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	At December 31,
	2015		2014
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)

One- to four-family	$3,900	$5,739	$4,724	$10,233
Multi-family	2,546	2,317	2,923	4,797
Home equity	-	98	-	98
Construction and land	1,556	-	1,866	-
Commercial real estate	1,306	77	1,306	170
	$9,308	$8,231	$10,819	$15,298

The following table sets forth activity in our troubled debt restructurings for the years indicated.

	At or for the Year Ended December 31,
	2015		2014
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)
Balance at beginning of year	$10,819	$15,298	$10,336	$19,251
Additions	-	1,005	1,551	4,129
Change in accrual status	-	-	755	(755)
Charge-offs	-	(358)	-	(1,403)
Returned to contractual/market terms	(1,044)	(3,965)	(1,061)	(1,796)
Transferred to real estate owned	-	(3,039)	-	(2,995)
Principal paydowns and other	(467)	(710)	(762)	(1,133)
Balance at end of period	$9,308	$8,231	$10,819	$15,298

For the year ended December 31, 2015, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their contractual terms was $978,000.  We received $973,000 of interest payments on such loans during the year ended December 31, 2015. Interest payments received on non-accrual troubled debt restructurings are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

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

Loan Delinquency.  The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2015	2014
	(Dollars in Thousands)

Loans past due less than 90 days	$2,599	$9,022
Loans past due 90 days or more	8,932	25,112
Total loans past due	$11,531	$34,134

Total loans past due to total loans receivable	1.03%	3.12%

Past due loans decreased by $22.6 million, or 66.2%, to $11.5 million at December 31, 2015 from $34.1 million at December 31, 2014.  Loans past due 90 days or more decreased by $16.2 million, or 64.4%, during the year ended December 31, 2015 while loans past due less than 90 days decreased by $6.4 million, or 71.2%.  The $16.2 million decrease in loans past due 90 days or more was primarily due to a decrease in the multi-family of $9.2 million and one- to four-family of $5.7 million during the year ended December 31, 2015.  The $6.4 million decrease in loans past due less than 90 days or more was primarily attributable to a $5.5 million decrease in loans collateralized by one- to four-family loans.

Potential Problem Loans.  We define potential problem loans as substandard loans which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2015 and 2014 were approximately $8.4 million and $9.8 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under generally accepted accounting principles.

Real Estate Owned.

Total real estate owned decreased by $9.5 million, or 50.9%, to $9.2 million at December 31, 2015, compared to $18.7 million at December 31, 2014.  During the year ended December 31, 2015, $15.6 million was transferred from loans to real estate owned upon completion of foreclosure including a $1.6 million relationship, a $1.5 million relationship, and a $1.2 million relationship. During the same period, sales of real estate owned totaled $23.4 million. In an effort to sell older properties, list prices were decreased which resulted in write-downs totaling $2.2 million during the year ended December 31, 2015.

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

We owned 69 properties at December 31, 2015, compared to 142 properties as of December 31, 2014 and 158 properties at December 31, 2013.  Habitable real estate owned is managed with the intent of attracting a lessee to generate revenue. Foreclosed properties are transferred to real estate owned at estimated net realizable value, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Year
	Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Balance at beginning of year	$18,706	$24,264	$31,043	$32,430	$29,175
Provision for loan losses	1,965	1,150	4,532	8,300	22,077
Charge-offs:
Mortgage loans
One- to four-family	3,855	2,424	8,706	6,472	11,553
Multi-family	2,281	5,247	1,640	1,108	3,996
Home equity	72	191	630	485	634
Construction and land	84	496	1,480	1,668	1,745
Commercial real estate	45	199	160	1,182	734
Consumer	3	5	-	4	10
Commercial	-	293	8	59	619
Total charge-offs	6,340	8,855	12,624	10,978	19,291
Recoveries:
Mortgage loans
One- to four-family	649	1,833	957	667	311
Multi-family	992	189	258	56	40
Home equity	110	14	35	25	7
Construction and land	58	75	51	250	69
Commercial real estate	40	27	-	-	6
Consumer	5	6	6	-	1
Commercial	-	3	6	293	35
Total recoveries	1,854	2,147	1,313	1,291	469

Net charge-offs	4,486	6,708	11,311	9,687	18,822
Allowance at end of year	$16,185	$18,706	$24,264	$31,043	$32,430

Ratios:
Allowance for loan losses to non-performing loans at end of year	91.94%	49.21%	47.61%	41.58%	41.46%
Allowance for loan losses to loans outstanding at end of year	1.45%	1.71%	2.22%	2.74%	2.67%
Net charge-offs to average loans outstanding	0.37%	0.55%	0.94%	0.76%	1.43%
Current year provision for loan losses to net charge-offs	43.80%	17.14%	40.07%	85.68%	117.29%
Net charge-offs to beginning of the year allowance	23.98%	27.65%	36.44%	29.87%	64.51%

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

	At December 31,
	2015			2014			2013
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real Estate:
Residential
One- to four-family	$7,763	34.26%	47.96%	$9,877	37.62%	52.80%	$11,549	37.85%	47.59%
Multi-family	5,000	49.08%	30.89%	5,358	47.70%	28.64%	7,211	47.75%	29.72%
Home equity	433	2.18%	2.68%	422	2.67%	2.26%	1,807	3.24%	7.45%
Construction and land	904	1.72%	5.59%	687	1.56%	3.67%	1,613	2.92%	6.65%
Commercial real estate	1,680	10.66%	10.38%	1,951	8.65%	10.43%	1,402	6.56%	5.78%
Commercial	396	2.07%	2.45%	403	1.78%	2.15%	648	1.67%	2.67%
Consumer	9	0.03%	0.06%	8	0.02%	0.04%	34	0.01%	0.14%
Total allowance for loan losses	$16,185	100.00%	100.00%	$18,706	100.00%	100.00%	$24,264	100.00%	100.00%

	At December 31,
	2012			2011
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential
One- to four-family	$17,819	40.65%	57.40%	$17,475	40.83%	53.89%
Multi-family	7,734	45.37%	24.90%	8,252	45.39%	25.44%
Home equity	2,097	3.22%	6.76%	1,998	3.17%	6.16%
Construction and land	1,323	2.98%	4.26%	2,922	3.25%	9.01%
Commercial real estate	1,259	5.78%	4.06%	941	5.38%	2.90%
Commercial	781	1.99%	2.52%	814	1.97%	2.51%
Consumer	30	0.01%	0.10%	28	0.01%	0.09%
Total allowance for loan losses	$31,043	100.00%	100.00%	$32,430	100.00%	100.00%

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

At December 31, 2015, the allowance for loan losses was $16.2 million, compared to $18.7 million at December 31, 2014.  As of December 31, 2015, the allowance for loan losses to total loans receivable was 1.45% and equal to 91.94% of non-performing loans, compared to 1.71%, and 49.21%, respectively at December 31, 2014.  The decrease in the allowance for loan losses during the year ended December 31, 2015 reflects a continued stabilization in both the quality of the loan portfolio as well as the overall local real estate market.  During each period we experienced a stabilization or improvement in a number of key loan-related loan quality metrics, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.

Net charge-offs totaled $4.5 million, or an annualized 0.37% of average loans for the year ended December 31, 2015, compared to $6.7 million, or an annualized 0.55% of average loans for the year ended December 31, 2014.  The $2.2 million decrease in net charge-offs was primarily the result of a decrease in charge-offs related to loans secured by multi-family residential loans, which decreased $3.0 million, or 56.5%, to $2.3 million for year ended December 31, 2015, as compared to $5.2 million for the year ended December 31, 2014, partially offset by charge-offs related to loans secured by one- to four-family residential loans, which increased $1.4 million, or 59.0%, to $3.9 million for the year ended December 31, 2015, compared to $2.4 million for the year ended December 31, 2014.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate residential mortgage loans for sale in the secondary market through Waterstone Mortgage Corporation.  We originated $2.0 billion in mortgage loans held for sale during the year ended December 31, 2015, which was an increase of $324.8 million, or 19.5%, from the $1.7 billion originated during the year ended December 31, 2014.  Proceeds from sales to third parties during the years ended December 31, 2015 and 2014 totaled $2.0 billion and $1.7 billion, respectively.  The loans sold volume increased during the year ended December 31, 2015 such that total mortgage banking segment revenues increased $19.8 million, or 24.2%, to $101.5 million during the year ended December 31, 2015 compared to $81.7 million during the year ended December 31, 2014.  The increase in loan production volume was driven by an increase in demand for mortgage purchase and refinance products.  In addition, margins increased for the year ended December 31, 2015 compared to December 31, 2014. We sell loans on both a servicing-released and a servicing retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 83.7% of total originations during the year ended December 31, 2015, compared to 87.0% of total originations during the year ended December 31, 2014.  The mix of loan type trended slightly towards more conventional loans and less governmental loans comprising 66.4% and 33.6% of all loan originations, respectively, during the year ended December 31, 2015, compared 62.6% and 37.4% of all loan originations, respectively, during the year ended December 31, 2014.

Investment Activities

Wauwatosa Investments, Inc. is WaterStone Bank's investment subsidiary headquartered in the State of Nevada.  Wauwatosa Investments, Inc. manages the back office function for WaterStone Bank's investment portfolio. Our Chief Financial Officer and Treasury Officer are responsible for executing purchase and sales in accordance with our investment policy and monitoring the investment activities of Wauwatosa Investments, Inc. The investment policy is reviewed annually by management and changes to the policy are recommended to and subject to the approval of our board of directors. Authority to make investments under the approved investment policy guidelines is delegated by the board to designated employees. While general investment strategies are developed and authorized by management, the execution of specific actions rests with the Chief Financial Officer and Treasury Officer who may act jointly in performing security trades. The Chief Financial Officer and Treasury Officer are responsible for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment. The Chief Financial Officer and the Treasury Officer are authorized to execute investment transactions (purchases and sales) without the prior approval of the board provided they are within the scope of the established Investment Policy.

Our investment policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions are based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.

 Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the year ended December 31, 2015, one municipal security was sold with a total book value  of $991,000 was sold at a gain of $44,000.  During the year ended December 31, 2014, no investment securities were sold.  During the year ended December 31, 2013, municipal securities with a total book value of $930,000 were sold at a loss of $9,000.

Available for Sale Portfolio

Government Sponsored Enterprise Bonds.  At December 31, 2015, our Government sponsored enterprise bond portfolio totaled $3.7 million, all of which were issued by Federal National Mortgage Associated (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or the Federal Home Loan Bank (FHLB) and were classified as available for sale.  The weighted average yield on these securities was 1.04% and the weighted average remaining average life was 1.9 years at December 31, 2015.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored enterprise bond portfolio at December 31, 2015 was $4,000 less than the amortized cost of $3.8 million.

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

At December 31, 2015, mortgage-backed securities totaled $96.7 million. The mortgage-backed securities portfolio had a weighted average yield of 2.35% and a weighted average remaining life of 4.3 years at December 31, 2015. The estimated fair value of our mortgage-backed securities portfolio at December 31, 2015 was $755,000 more than the amortized cost of $95.9 million. Mortgage-backed securities valued at $77.5 million are pledged as collateral for borrowings at December 31, 2015.  A $2.5 million  mortgage-backed security is pledged as collateral for mortgage banking activity at December 31, 2015. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest. The relatively short weighted average remaining life of our mortgage-backed security portfolio mitigates our potential risk of loss in a rising interest rate environment.

At December 31, 2015, collateralized mortgage obligations totaled $70.4 million. At December 31, 2015, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.  The collateralized mortgage obligations portfolio had a weighted average yield of 2.11% and a weighted average remaining life of 3.3 years at December 31, 2015. The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2015 was $177,000 less than the amortized cost of $70.6 million. Collateralized mortgage obligations valued at $16.6 million are pledged as collateral for borrowings at December 31, 2015. Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest. The relatively short weighted average remaining life of our collateralized mortgage obligation portfolio mitigates our potential risk of loss in a rising interest rate environment.

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our Investment Policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  At December 31, 2015, our municipal obligations portfolio totaled $79.2 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 3.70% at December 31, 2015, with a weighted average remaining life of 7.5 years.  The estimated market value of our municipal obligations bond portfolio at December 31, 2015 was $1.7 million more than the amortized cost of $77.5 million.  During the year ended December 31, 2012, the Company identified two municipal securities that were deemed to be other-than-temporarily impaired.  Both securities were issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities.  An additional $17,000 in credit losses were deemed necessary on the two securities during the year ended December 31, 2014. No additional other-than-temporary impairment was deemed necessary on these two securities during the year ended December 31, 2015.    These securities had a combined amortized cost of $198,000 and a total life-to-date impairment of $117,000 as of December 31, 2015.

Other Debt Securities.  As of December 31, 2015, we held other debt securities with a fair value of $17.0 million and amortized cost of $17.4 million.  Other debt securities include a trust preferred security issued by a financial institution and corporate bonds. The weighted average yield on this portfolio is 4.45% at December 31, 2015, with a weighted average remaining life of 16.6 years.

Certificates of Deposit.  At December 31, 2015, we held certificates of deposit with a fair value and amortized cost of $2.7 million.  The weighted average yield on these securities was 1.09% and the weighted average remaining average life was 1.3 years at December 31, 2015.  While these certificates generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.

Investment Securities Portfolio.

The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Securities available for sale:

Mortgage-backed securities	$95,911	$96,667	$115,670	$117,128	$104,462	$104,923
Collateralized mortgage obligations
Government sponsored enterprise issued	70,605	70,428	58,821	59,071	18,946	19,241
Government sponsored enterprise bonds	3,750	3,746	6,750	6,711	18,171	17,934
Municipal obligations	77,509	79,159	76,037	77,108	61,014	58,793
Other debt securities	17,401	16,963	7,404	7,528	5,000	5,160
Certificates of deposit	2,695	2,695	5,880	5,897	7,350	7,367
Total securities available for sale	$267,871	$269,658	$270,562	$273,443	$214,943	$213,418

The following table sets forth the amortized cost and estimated fair value of securities, by issuer, as of December 31, 2015, that exceeded 10% of our stockholders' equity as of that date.

	At December 31, 2015
	Amortized Cost	Fair Value
	(In Thousands)

Fannie Mae	$101,300	$101,607
Freddie Mac	$54,576	$54,818

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2015 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Securities available for sale:
Mortgage-backed securities	$-	-%	$85,551	2.27%	$2,781	2.89%	$7,579	3.04%	$95,911	2.35%
Collateralized mortgage obligations
Government sponsored enterprise issued	522	4.99%	70,083	2.09%	-	-%	-	-%	70,605	2.11%
Government sponsored enterprise bonds	1,250	0.75%	2,500	1.18%	-	-%	-	-%	3,750	1.04%
Municipal obligations	10,194	2.58%	8,422	3.21%	44,647	3.63%	14,246	5.04%	77,509	3.70%
Other debt securities	-	-%	5,010	2.70%	-	-%	12,391	5.16%	17,401	4.45%
Certificates of deposit	1,470	0.77%	1,225	1.47%	-	-%	-	-%	2,695	1.09%
Total securities available for sale	$13,436	2.31%	$172,791	2.23%	$47,428	3.58%	$34,216	4.64%	$267,871	2.78%

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

Deposits.  A majority of our depositors are persons who work or reside in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. As of December 31, 2015, certificates of deposit comprised 72.8% of total customer deposits, and had a weighted average cost of 0.97% on that date. Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Development of our branch network and expansion of our commercial products and services and aggressively seeking lower cost savings, checking and money market accounts are expected to result in decreased reliance on higher-cost certificates of deposit.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2015 and December 31, 2014, $650.1 million and $652.6 million of our deposit accounts were certificates of deposit, of which $508.4 million and $417.5 million, respectively, had maturities of one year or less.

Deposits increased by $29.4 million, or 3.4%, from December 31, 2014 to December 31, 2015. The increase in deposits was the result of a $32.0 million, or 15.1%, increase in total transaction accounts due to increasing our branch network, offset by a $2.6 million, or 0.4%, decrease in time deposits.  The Company had no deposits obtained from brokers as of December 31, 2015 and December 31, 2014.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.
	At December 31,
	2015			2014			2013
			Weighted			Weighted				Weighted
			Average			Average				Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent		Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$69,170	7.74%	0.00%	$63,885	7.39%	0.00%	$45,850	3.68%		0.00%
NOW accounts	33,503	3.75%	0.06%	28,277	3.27%	0.06%	47,425	3.81%		0.03%
Savings	59,256	6.63%	0.04%	58,783	6.80%	0.04%	451,476	36.27%	(1)	0.01%
Money market	81,375	9.11%	0.41%	60,380	6.99%	0.14%	62,240	5.00%		0.11%
Total transaction accounts	243,304	27.23%	0.15%	211,325	24.45%	0.06%	606,991	48.76%	(1)	0.02%

Certificates of deposit	650,057	72.77%	0.97%	652,635	75.55%	0.83%	637,750	51.24%		0.69%
Total deposits	$893,361	100.00%	0.75%	$863,960	100.00%	0.64%	$1,244,741	100.00%	(1)	0.36%

	At December 31,
	2012			2011
			Weighted			Weighted
			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$39,767	4.23%	0.00%	$28,812	2.74%	0.00%
NOW accounts	44,373	4.72%	0.03%	39,645	3.77%	0.08%
Savings	54,837	5.84%	0.10%	45,511	4.33%	0.20%
Money market	63,616	6.77%	0.15%	58,591	5.57%	0.41%
Total transaction accounts	202,593	21.56%	0.08%	172,559	16.41%	0.21%

Certificates of deposit	736,920	78.44%	0.83%	878,733	83.59%	1.53%
Total deposits	$939,513	100.00%	0.67%	$1,051,292	100.00%	1.31%

(1)  As of December 31, 2013, savings accounts included $388.7 million in deposits from our second-step offering.  These deposits had a stated rate of 0.01%.  Exclusive of these deposits the weighted average rate of the remaining savings accounts, total transaction accounts and total deposits was 0.04%, 0.05% and 0.53%, respectively.

At December 31, 2015, the aggregate balance of certificates of deposit of $100,000 or more was approximately $211.9 million. The following table sets forth the maturity of those certificates at December 31, 2015.

(In Thousands)
Due in:
Three months or less	$26,734
Over three months through six months	44,052
Over six months through 12 months	94,641
Over 12 months	46,438

Total	211,865

Borrowings.  Our borrowings at December 31, 2015 consist of $350.0 million in advances from the Federal Home Loan Bank of Chicago, $84.0 million in repurchase agreements collateralized by investment securities and $7.2 million outstanding balance in short-term repurchase agreements used to finance loans held for sale. The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2015	2014	2013
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of year	$441,203	$434,000	$455,197
Weighted average interest rate at the end of year	3.88%	3.89%	3.86%
Maximum amount of borrowings outstanding at any month end during the year	$474,000	$454,686	$490,124
Average balance outstanding during the year	$437,964	$442,731	$479,952
Weighted average interest rate during the year	3.94%	3.93%	3.84%

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

Waterstone Mortgage Corporation.  Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage banking business with offices in Wisconsin, Pennsylvania, Minnesota, Florida, Ohio, Arizona, Tennessee, Idaho, Indiana, Iowa, Illinois, New Hampshire, Maine, Maryland, Virginia, Texas, and Georgia.  Waterstone Mortgage Corporation was the largest mortgage broker in the Milwaukee area based on 2015 dollar volume of retail first and second mortgages originated.  It has its own board of directors currently comprised of its President, its Chief Operating Officer, its Chief Financial Officer, the WaterStone Bank Chief Executive Officer, Chief Financial Officer and Executive Vice President and General Counsel.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold WaterStone Bank office and retail facilities, both owned and leased.  Main Street Real Estate Holdings, LLC currently conducts real estate broker activities limited to real estate owned.

Personnel

As of December 31, 2015, we had approximately 770 full-time equivalent employees.  A total of 181 are WaterStone Bank employees and 589 are employees of Waterstone Mortgage Corporation.  Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

Supervision and Regulation

General

WaterStone Bank is a stock savings bank organized under the laws of the State of Wisconsin. The lending, investment, and other business operations of WaterStone Bank are governed by Wisconsin law and regulations, as well as applicable federal law and regulations, and WaterStone Bank is prohibited from engaging in any operations not authorized by such laws and regulations. WaterStone Bank is subject to extensive regulation, supervision and examination by the WDFI and by the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance fund and depositors, and not for the protection of security holders.  WaterStone Bank also is regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters.  WaterStone Bank also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of the savings bank's capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 15% of capital and additional 10% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank's capital, subject to certain conditions. At December 31, 2015, WaterStone Bank did not have any loans which exceeded the "loans-to-one borrower" limitations.

In addition, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2015, WaterStone Bank maintained 92.1% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized FICO assessment was equal to 0.60 basis points of total assets less tangible capital.

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank's capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At December 31, 2015 and 2014, WaterStone Bank's capital to assets ratio, as calculated under Wisconsin law, was 20.43% and 19.33%, respectively.

Federal Law and Regulation. Federal regulations require Federal Deposit Insurance Corporation insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.  The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

Common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income ("AOCI"), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).   Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution's capital adequacy, the Federal Deposit Insurance Corporation takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank's exposure to interest rate risk.  The Federal Deposit Insurance Corporation has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution's capital level is, or is likely to become, inadequate in light of particular circumstances.

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

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, as amended effective January 1, 2015 to incorporate the previously mentioned amendments to the regulatory capital requirements, a bank is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leveraged capital ratio of 4.0% or more and a common equity Tier 1 ratio of 4.5% or more, and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 4.5%; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0% and a Tier 1 risk-based capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

The Federal Deposit Insurance Corporation may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as "undercapitalized" is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings bank is required to guarantee that the savings bank complies with the restoration plan. A "significantly undercapitalized" savings bank may be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

At December 31, 2015, WaterStone Bank was considered well-capitalized with a common equity Tier 1 ratio of 29.67%, Tier 1 leverage ratio of 20.45%, a Tier 1 risk-based ratio of 29.67% and a total risk based capital ratio of 30.92%.

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

Liquidity and Reserves
Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank's average daily balance of net withdrawable accounts plus short-term borrowings (the "Required Liquidity Ratio"). At December 31, 2015, WaterStone Bank's Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of "primary liquid assets," which are defined to include securities issued by the United States Government and United States Government agencies. At December 31, 2015, WaterStone Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2016, a depository institution is required to maintain average daily reserves equal to 3% on the first $110.2 million of transaction accounts, plus 10% of that portion of total transaction accounts in excess of $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve Board. Savings institutions have authority to borrow from the Federal Reserve's "discount window," but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. As of December 31, 2015, WaterStone Bank met its Regulation D reserve requirements.

Transactions with Affiliates and Insiders

Wisconsin Law and Regulation. Under Wisconsin law, a savings bank may not make a loan to a person owning 10% or more of its stock, an affiliated person, agent, or attorney of the savings bank, either individually or as an agent or partner of another, except as under the rules of the WDFI and regulations of the Federal Deposit Insurance Corporation. In addition, unless the prior approval of the WDFI is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a shareholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% shareholder has a direct or indirect interest.

Federal Law and Regulation.  Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured savings bank, such as WaterStone Bank, and any of its affiliates, including Waterstone Financial. The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B.

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

An exception to this requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank. Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences. Effective April 1, 2006, this program was discontinued for new loan originations. Under the terms of the discontinued program, the employee interest rate is based on the Bank's cost of funds on December 31st of the immediately preceding year and is adjusted annually. At December 31, 2015, the rate of interest on an employee rate mortgage loan was 1.73%, compared to the weighted average rate of 4.31% on all single family mortgage loans. This rate decreased to 1.72% effective March 1, 2016. Employee rate mortgage loans totaled $2.2 million, or 0.2%, of our residential mortgage loan portfolio on December 31, 2015.

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

Examinations and Assessments

WaterStone Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC.   Federal regulations require annual on-site examinations for all depository institutions except certain well-capitalized and highly rated institutions with assets of less than $500 million which are examined every 18 months.  Recent legislation extended the 18 month examination cycle to qualifying institutions of less than $1 billion in assets, subject to agency implementing regulations.  WaterStone Bank is required to pay examination fees and annual assessments to fund its supervision.

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

Federal Home Loan Bank System

The Federal Home Loan Bank System, consisting of 11 Federal Home Loan Banks, is under the jurisdiction of the Federal Housing Finance Board. The designated duties of the Federal Housing Finance Board are to supervise the Federal Home Loan Banks; ensure that the Federal Home Loan Banks carry out their housing finance mission; ensure that the Federal Home Loan Banks remain adequately capitalized and able to raise funds in the capital markets; and ensure that the Federal Home Loan Banks operate in a safe and sound manner.

WaterStone Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $19.5 million at December 31, 2015.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At December 31, 2015, WaterStone Bank had $350.0 million in advances from the Federal Home Loan Bank of Chicago.

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
Volcker Rule
                Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued Final Rules to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule").  The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and Bank. The Final Rules were effective April 1, 2014, but the conformance period was  extended from its statutory end date of July 21, 2014 until July 21, 2015. The Company has evaluated the implications of the Final Rules on its investments and concluded there were no material financial implications.

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

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements, although bank holding companies have been. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries.  The final capital rule discussed above implemented the consolidated capital requirements for bank and savings and loan holding companies (of greater than $1 billion in consolidated assets), effective January 1, 2015.  Waterstone Financial's consolidated capital exceeded the minimum requirements as of December 31, 2015.

The Dodd-Frank Act extended the "source of strength" doctrine to savings and loan holding companies. The Federal Reserve Board promulgated regulations implementing the "source of strength" policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Holding Company Dividends

Waterstone Financial will not be permitted to pay dividends on its common stock if its stockholders' equity would be reduced below the amount of the liquidation account established by Waterstone Financial in connection with the conversion.  The source of dividends will depend on the net proceeds retained by Waterstone Financial and earnings thereon, and dividends from WaterStone Bank.  In addition, Waterstone Financial will be subject to state law limitations and federal bank regulatory policy on the payment of dividends. Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation's total assets would be less than the corporation's total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

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

Federal and State Taxation

Federal Taxation

General.  Waterstone Financial and subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Waterstone Financial and subsidiaries constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Waterstone Financial or WaterStone Bank.  The company is no longer subject to federal tax examinations for years before 2014.

Method of Accounting.  For federal income tax purposes, Waterstone Financial currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2015, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Waterstone Financial is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a "bank" for tax purposes. At December 31, 2015, our total federal pre-base year bad debt reserve was approximately $16.7 million.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Due to a federal net operating loss carry back generated in 2008, Waterstone Financial became subject to alternative minimum tax for 2006 and 2007. At December 31, 2015, the Company had no such amounts available as credits for carryover.

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

State Taxation

The Company is subject to primarily the Wisconsin corporate franchise (income) tax and taxation in a number of states due primarily to the operations of the mortgage banking segment.  Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable incomes of the members of our consolidated income tax group.

    The Company is no longer subject to state income tax examinations by certain state tax authorities for years before 2011.

As a Maryland business corporation, Waterstone Financial is required to file an annual report and pay franchise taxes to the state of Maryland.

Item 1A.   Risk Factors

An investment in our securities is subject to risks inherent in our business and the industry in which we operate. Before making an investment decision, you should carefully consider the risks and uncertainties described below and all other information included in this report. The risks described below may adversely affect our business, financial condition and operating results. In addition to these risks and the other risks and uncertainties described in Item 1, "Business-Forward Looking Statements," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," there may be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. The value or market price of our securities could decline due to any of these identified or other risks. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

Federal regulations governing the mutual-to-stock conversion required that we prepare a business plan that addresses, among other items, our projected operations and activities for three years following the conversion.  The business plan is a confidential document that was submitted to the banking regulatory agencies and may not reflect currently unanticipated potential business opportunities or activities, such as increased dividends or acquisitions of other financial institutions.  Federal regulations require that we operate within the parameters of the business plan, and that the Federal Reserve Board approve any material deviation from the business plan.  This could affect our ability to conduct activities that deviate from the regulatory business plan that would otherwise benefit our stockholders.

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

Increases in interest rates can also have an adverse impact on our results of operations.  A portion of our loans have adjustable interest rates.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of loan delinquencies and defaults.  The marketability of the underlying collateral also may be adversely affected in a high interest rate environment.

Although we have implemented asset and liability management strategies designed to reduce the effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rate could have a material adverse effect on our financial condition and results of operations. Also, our interest rate models and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

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

We continue to focus on originating commercial business, commercial real estate and multi-family residential real estate loans. These types of loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans. Commercial business loans may expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial business and commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate loans as repayment is generally dependent upon the successful operation of the borrower's business. Also, the collateral underlying commercial business loans may fluctuate in value. Some of our commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. Multi-family residential real estate and commercial real estate loans involve increased risk because repayment is dependent on income being generated in amounts sufficient to cover property maintenance and debt service. In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

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

If we are required to repurchase mortgage loans that we have previously sold, it would negatively affect our earnings

One of our primary business operations is our mortgage banking, which involves originating residential mortgage loans for sale in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  We may be required to repurchase mortgage loans that we have sold in cases of borrower default or breaches of these representations and warranties. If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could increase our costs and thereby affect our future earnings.

Recent regulations could restrict our ability to originate and sell loans.

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

We currently sell in the secondary market the significant majority of the one- to four-family residential real estate loans that we originate.  These final rules could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans, any of which could limit our growth or profitability.

A continuation or worsening of economic conditions could adversely affect our financial condition and results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow.  Moreover, a return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and continued elevated unemployment levels may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

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

The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and diverted management's time from other business activities, which adversely affects our financial condition and results of operations.

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

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  We have experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, losses may still occur.

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

 Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;
•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
•	potential exposure to unknown or contingent tax or other liabilities of the target company;
•	exposure to potential asset quality problems of the target company;
•	potential volatility in reported income associated with goodwill impairment losses;
•	difficulty and expense of integrating the operations and personnel of the target company;
•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;
•	potential disruption to our business;
•	potential diversion of our management's time and attention;
•	the possible loss of key employees and customers of the target company; and
•	potential changes in banking or tax laws or regulations that may affect the target company.
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

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

We operate from our corporate center, our 11 full-service banking offices, our drive-through office and 11 automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin. In addition, we operate a loan production office in Minneapolis, Minnesota. The net book value of our premises, land, equipment and leasehold improvements was $25.3 million at December 31, 2015. The following table sets forth information with respect to our corporate center and our full-service banking offices as of February 29, 2016.

Corporate Center 11200 West Plank Court Wauwatosa, Wisconsin 53226	Wauwatosa 7500 West State Street Wauwatosa, Wisconsin 53213	Brookfield (1) 17495 W Capitol Dr. Brookfield, WI 53045

Franklin/Hales Corners 6555 South 108th Street Franklin, Wisconsin 53132	Germantown/Menomonee Falls W188N9820 Appleton Avenue Germantown, Wisconsin 53022	Oak Creek 6560 South 27th Street Oak Creek, Wisconsin 53154

Oconomowoc/Lake Country (1) 1233 Corporate Center Drive Oconomowoc, Wisconsin 53066	Pewaukee 1230 George Towne Drive Pewaukee, Wisconsin 53072	Waukesha/Brookfield 21505 East Moreland Blvd. Waukesha, Wisconsin 53186

West Allis 10101 West Greenfield Avenue West Allis, Wisconsin 53214	Fox Point 8607 North Port Washington Road Fox Point, WI 53217	Greenfield 5000 West Loomis Road Greenfield, WI 53220

Commercial Real Estate Loan Production Site (1) 701 Washington Avenue N Suite 525 Minneapolis, MN 55401
(1)	Leased property

In addition to our banking offices, as of December 31, 2015, our mortgage banking operation had 15 offices in Wisconsin, 13 offices in Florida, eight offices in each of Pennsylvania and Minnesota, four offices in Indiana, two offices in each of Arizona, Illinois, Iowa, and Ohio, and one office in each of Georgia, Idaho, Maine, Maryland, New Hampshire, Tennessee, Texas, and Virginia.

Item 3.   Legal Proceedings

WaterStone Bank and its wholly owned subsidiary, Waterstone Mortgage Corporation are involved in various legal actions arising in the normal course of business, including the proceeding specifically discussed below.  While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing us in such proceedings, that the resolution of these proceedings will not have a material adverse effect on our consolidated financial position or results of operation.

Herrington, et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a lawsuit that was filed in the Federal District Court for the Western District of Wisconsin and has been transferred to arbitration alleging that Waterstone Mortgage Corporation violated the Fair Labor Standards Act and failed to pay loan officers consistent with their various contracts.  Waterstone Mortgage Corporation is and will continue to vigorously defend its interests in this matter.

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

Our shares of common stock are traded on the NASDAQ Global Select Market® under the symbol WSBF.  The approximate number of shareholders of record of Waterstone common stock as of February 29, 2016 was 1,691.  On that same date there were 29,216,259 shares of common stock outstanding.

Following are the Company's monthly common stock purchases during the fourth quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
October 1, 2015 - October 31, 2015	27,800	$13.29	27,800	1,257,800
November 1, 2015 - November 30, 2015	14,900	13.33	14,900	1,242,900
December 1, 2015 - December 31, 2015	-	-	-	1,242,900

Total	42,700	$13.31	42,700	1,242,900

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

The following table presents the high and low quarterly trading prices and dividends declared for Waterstone Financial's common stock for the years ended December 31, 2015 and 2014.

	2015
	High	Low	Dividends Declared
1st Quarter	$13.24	$12.67	$0.05
2nd Quarter	13.28	12.70	0.05
3rd Quarter	13.60	12.43	0.05
4th Quarter	14.44	13.14	0.05

		2014
	High	Low	Dividends Declared
1st Quarter	$10.69	$10.06	$0.05
2nd Quarter	11.59	10.11	0.05
3rd Quarter	12.10	11.03	0.05
4th Quarter	13.15	11.54	0.05

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

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the SNL Thrift NASDAQ Index and the Russell 2000. The graph assumes $100 was invested on December 31, 2010, in Waterstone Financial, Inc. common stock and each of those indices.

Waterstone Financial, Inc.

Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Waterstone Financial, Inc. (MHC)	100.00	58.15	240.00	341.54	450.03	489.94
SNL Thrift NASDAQ index	100.00	89.30	106.57	135.13	149.66	171.02
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18

Item 6.   Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The summary financial information presented below is derived in part from the Company's audited financial statements, although the table itself is not audited. The following data should be read together with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" later in this report. The Company's subscription offering related to its second-step conversion closed on December 17, 2013. As a result, cash and cash equivalents and deposits at December 31, 2013 include $388.7 million in proceeds from the offering.  Upon completion of the offering on January 22, 2014, $253.0 million of the proceeds were used to purchase shares by shareholders and the remaining oversubscribed funds were returned to subscribers. The result has a significant impact on certain comparative balance sheet totals and on ratios that are based on those numbers.

	At or for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, except per share amounts)

Selected Financial Condition Data:
Total assets	$1,762,729	$1,783,380	$1,947,039	$1,661,076	$1,712,851
Securities available for sale	269,658	273,443	213,418	205,017	206,519
Federal Home Loan Bank stock	19,500	17,500	17,500	20,193	21,653
Loans receivable, net	1,098,749	1,076,284	1,068,412	1,102,629	1,184,234
Loans held for sale	166,516	125,073	97,021	133,613	88,283
Cash and cash equivalents	100,471	172,820	429,169	71,469	80,380
Deposits	893,361	863,960	1,244,741	939,513	1,051,292
Borrowings	441,203	434,000	455,197	479,888	461,138
Total shareholders' equity	391,930	450,237	214,472	202,634	166,372
Allowance for loan losses	16,185	18,706	24,264	31,043	32,430
Real estate owned	9,190	18,706	22,663	35,974	56,670

Selected Operating Data:
Interest income	$61,963	$63,634	$62,864	$69,846	$79,352
Interest expense	23,119	22,327	23,658	27,901	32,836
Net interest income	38,844	41,307	39,206	41,945	46,516
Provision for loan losses	1,965	1,150	4,532	8,300	22,077
Net interest income after provision for loan losses	36,879	40,157	34,674	33,645	24,439
Noninterest income	104,474	84,568	87,799	91,203	43,229
Noninterest expense	115,534	104,818	99,144	102,138	74,579
Income (loss) before income taxes	25,819	19,907	23,329	22,710	(6,911)
Provision for income taxes (benefit)	9,249	7,175	8,621	(12,204)	562

Net income (loss)	$16,570	$12,732	$14,708	$34,914	$(7,473)

Income (loss) per share – basic	$0.57	$0.38	$0.43	$1.02	$(0.22)
Income (loss) per share – diluted	$0.56	$0.38	$0.43	$1.02	$(0.22)

	At or for the Year Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:

Performance Ratios:
Return (loss) on average assets	0.94%	0.71%	0.90%	2.07%	(0.43%)
Return (loss) on average equity	3.99	2.89	7.01	18.89	(4.47)
Interest rate spread (1)	1.91	2.03	2.36	2.45	2.67
Net interest margin (2)	2.36	2.44	2.56	2.62	2.82
Noninterest expense to average assets	6.58	5.82	6.05	6.04	4.27
Efficiency ratio (3)	80.61	83.27	78.31	76.71	83.12
Average interest-earning assets to average interest-bearing liabilities	131.54	139.98	113.96	109.84	107.67
Dividend payout ratio (4)	35.20	52.48	N/A	N/A	N/A

Capital Ratios:
Waterstone Financial, Inc.:
Equity to total assets at end of period	22.23%	25.25%	11.02%	12.20%	9.71%
Average equity to average assets	23.62	24.51	12.82	10.94	9.55
Total capital to risk-weighted assets	33.41	41.25	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	32.16	39.99	N/A	N/A	N/A
Common equity tier 1 capital to risk-weighted assets	32.16	N/A	N/A	N/A	N/A
Tier 1 capital to average assets	22.20	24.80	N/A	N/A	N/A
WaterStone Bank:
Total capital to risk-weighted assets	30.92	31.98	21.67	17.34	14.58
Tier I capital to risk-weighted assets	29.67	30.73	20.41	16.07	13.31
Common equity tier 1 capital to risk-weighted assets	29.67	N/A	N/A	N/A	N/A
Tier I capital to average assets	20.45	19.04	12.48	11.13	9.16

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.45%	1.71%	2.22%	2.74%	2.67%
Allowance for loan losses as a percent of non-performing loans	91.94	49.21	47.61	41.58	41.46
Net charge-offs to average outstanding loans during the period	0.37	0.55	0.94	0.76	1.43
Non-performing loans as a percent of total loans	1.58	3.47	4.66	6.59	6.43
Non-performing assets as a percent of total assets	1.52	3.18	3.78	6.66	7.88

Other Data:
Number of full-service banking offices	11	9	8	8	8
Number of full-time equivalent employees	770	731	849	726	574

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

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the year ended December 31, 2015 and 2014 and the financial condition as of December 31, 2015 compared to the financial condition as of December 31, 2014.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the year ended December 31, 2015 and 2014, which focuses on noninterest income and noninterest expenses.  We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

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

Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions.  More specifically, if our future charge-off experience increases substantially from our past experience; or if the value of underlying loan collateral, in our case mostly real estate, declines in value by a substantial amount; or if unemployment in our primary market area increases significantly; our allowance for loan losses may be inadequate and we will incur higher provisions for loan losses and lower net income in the future.

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

Recent Accounting Pronoucements.  Refer to Note 1 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

Comparison of Consolidated Waterstone Financial, Inc. Financial Condition at December 31, 2015 and at December 31, 2014

Total Assets.  Total assets decreased by $20.7 million, or 1.2%, to $1.76 billion at December 31, 2015 from $1.78 billion at December 31, 2014.  The decrease in total assets is primarily due to the stock buyback program, partially offset by an increase in deposits.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $72.3 million to $100.5 million at December 31, 2015 from $172.8 million at December 31, 2014.  The decrease in cash and cash equivalents primarily reflects an increase in loans held for sale, repurchase of shares, and increase in loans receivable. Offsetting these reductions to cash and cash equivalents, deposits increased and borrowings increased from December 31, 2014.

Securities Available for Sale. Securities available for sale decreased by $3.8 million to $269.7 million at December 31, 2015 from $273.4 million at December 31, 2014.  This decrease reflects a $20.5 million decrease in  mortgage-backed securities, a $3.0 million decrease in government sponsored enterprise bonds, and a $3.2 million decrease in certificates of deposit. This was offset by an increase of $11.4 million in government sponsored enterprise issued collateralized mortgage obligations, a $9.4 million increase in other debt securities and a $2.1 million increase in municipal securities.

Loans Held for Sale.  Loans held for sale increased $41.4 million, or 33.1%, to $166.5 million at December 31, 2015 from $125.1 million at December 31, 2014.  The increase related to increased origination volumes at our mortgage subsidiary compared to the fourth quarter of 2014. During the year ended December 31, 2015, $2.0 billion in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $1.9 billion.

Loans Receivable.  Loans receivable held for investment increased $19.9 million to $1.11 billion at December 31, 2015. The increase in total loans receivable was primarily attributable to increases in the multi-family and commercial real estate loan portfolio categories as the Bank continues to focus on those areas for growth. Offsetting those increases, the one- to four-family and home equity categories decreased consistent with market conditions.  A total of $15.6 million of loans were transferred to real estate owned and $6.3 million were charged-off during the year.

Allowance for Loan Losses.  The allowance for loan losses decreased $2.5 million, or 13.5%, to $16.2 million at December 31, 2015 from $18.7 million at December 31, 2014.  The decrease resulted from the charge-off of specific reserves and the improvement of key loan quality metrics decreasing the allowance related to the loans specifically reviewed.  The overall decrease was primarily related to the one- to four-family category. The other remaining categories were relatively consistent with the amounts at December 31, 2014.

Real Estate Owned.  Total real estate owned decreased $9.5 million, or 50.9%, to $9.2 million at December 31, 2015 from $18.7 million at December 31, 2014.  During the year ended December 31, 2015, $15.6 million was transferred from loans to real estate owned upon completion of foreclosure. During the same period, sales of real estate owned totaled $23.4 million.  In an effort to sell older properties, list prices were dropped which resulted in write downs totaling $2.2 million during the year ended December 31, 2015.

Deposits.  Deposits increased by $29.4 million to $893.4 million at December 31, 2015, from $864.0 million at December 31, 2014.  The increase was driven by an increase in more cost effective transaction accounts partially offset by a slight decrease in time deposits.

Borrowings.  Borrowings increased $7.2 million to $441.2 million at December 31, 2015 from $434.0 million at December 31, 2014.  The increase in borrowings relates to  the use of short-term repurchase agreements to finance loans held for sale at our  mortgage banking subsidiary.

Shareholders' Equity.  Shareholders' equity decreased by $58.3 million, or 13.0%, to $391.9 million at December 31, 2015 from $450.2 million at December 31, 2014.  The decrease in shareholders' equity was due to the stock repurchase program initiated during the year ended December 31, 2015, dividends declared, and decrease in accumulated other comprehensive income as unrealized gains on securities decreased. These decreases were partially offset by net income, vesting of ESOP shares, and the impact of stock compensation awards issued in 2015.

Comparison of Community Banking Segment Operations for the Years Ended December 31, 2015 and 2014

Net income from our community banking segment for the year ended December 31, 2015 totaled $8.3 million compared to net income of $10.0 million for the year ended December 31, 2014.  Net interest income decreased $1.9 million to $37.7 million for the year ended December 31, 2015 compared to $39.6 million the year ended December 31, 2014 due to a decrease in average rate driven by turnover of the loan portfolio.  The provision for loan losses increased $850,000 compared to the prior year.

Compensation, payroll taxes, and other employee benefits expense increased $1.5 million to $16.5 million due to the distribution of additional equity awards in 2015.  The immediate vesting of 94,100 restricted share awards amounted to $1.2 million in additional compensation expense.   Occupancy, office furniture, and equipment expense decreased slightly from the prior year.  FDIC insurance premium expense decreased $337,000 due to a decrease in the FDIC assessment as a result of the Bank's improved CAMELS ratings and continued improvement in asset quality ratios.   Real estate owned expense increased for the year ended December 31, 2015 compared to prior year due to a larger amount of writedowns which reflects management's plan to expedite the sale of older properties.  Other non-interest expenses decreased from the prior year.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2015 and 2014

Net income from our mortgage banking segment for the year ended December 31, 2015 totaled $8.3 million compared to net income of $2.4 million for the year ended December 31, 2014.  Mortgage banking segment revenues increased $19.8 million, or 24.2%, to $101.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.   The increase in mortgage banking revenues was attributable to an increase in sales volume along with an increase in margin.  Loans originated for sale in the secondary market totaled $2.0 billion during the year ended December 31, 2015, representing a $324.8 million, or 19.6%, increase in originations from the year ended December 31, 2014 which totaled $1.7 billion.  In addition to the increases in revenue resulting from an increase in origination volume, mortgage banking revenues increased due to an increase in average sales margin across all product types and geographic markets.

Loans originated for the purpose of a residential property purchase increased 14.1% and comprised 83.7% of production during the year ended December 31, 2015.  The mix of loan type changed slightly with the purpose of a residential property purchase and the purpose of refinance loans comprising 83.7% and 16.3% of all loan originations, respectively, during the year ended December 31, 2015 compared to 87.0% and 13.0% in the prior year.  Origination volumes of conventional loans increased 25.8% and governmental loans increased 6.6%.  The mix of loan type changed slightly with conventional loans and governmental loans comprising 66.4% and 33.6% of all loan originations, respectively, during the year ended December 31, 2015.  During the year ended December 31, 2014 conventional loans and governmental loans comprised 62.6% and 37.4% of all loan originations, respectively.  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.
During the year ended December 31, 2015, mortgage servicing rights related to $580.2 million in loans receivable with a book value of $4.4 million were sold at a gain of $901,000.  During the year ended December 31, 2014, mortgage servicing rights related to $713.0 million in loans receivable with a book value of $4.6 million were sold at a gain of $2.5 million.

Total compensation, payroll taxes and other employee benefits increased $11.1 million, or 20.3%, to $65.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase in compensation expense was primarily a result of the increase in mortgage banking income, given our commission-based loan officer compensation model.

Occupancy expense decreased $1.0 million to $6.0 million during the year ended December 31, 2015 compared to the year ended December 31, 2014.  The decrease resulted from less rent expense in the current year compared to prior year due to closing underperforming mortgage banking branches during the first half of 2014, as well as finding more favorable leases for a number of branches.

Comparison of Consolidated Waterstone Financial, Inc. Results of Operations for the years ended December 31, 2015 and 2014

	Years Ended December 31,
	2015	2014
	(Dollars in Thousands, except per share amounts)

Net income	$16,570	12,732
Earnings per share - basic	0.57	0.38
Earnings per share - diluted	0.56	0.38
Return on assets	0.94%	0.71%
Return on equity	3.99%	2.89%

Average Balance Sheets, Interest and Yields/Costs

The following table set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated.  Non-accrual loans were included in the computation of the average balances of loans receivable and held for sale.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.  Yields on interest-earning assets are computed on a fully tax-equivalent yield, where applicable.
	Years Ended December 31,
	2015			2014			2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable and held for sale	$1,214,691	55,175	4.54%	$1,215,051	57,316	4.72%	$1,209,477	58,470	4.83%
Mortgage related securities (2)	169,182	3,229	1.91%	164,468	2,996	1.82%	132,823	1,849	1.39%
Debt securities, federal funds sold and short-term investments (2)(3)	264,398	4,489	1.70%	311,548	4,192	1.35%	189,269	3,221	1.70%
Total interest-earning assets	1,648,271	62,893	3.82%	1,691,067	64,504	3.81%	1,531,569	63,540	4.15%
Noninterest-earning assets	107,954			108,621			105,245
Total assets	$1,756,225			$1,799,688			$1,636,814
Interest-bearing liabilities:
Demand accounts	$31,295	20	0.06%	$41,544	16	0.04%	$46,156	14	0.03%
Money market and savings accounts	143,174	197	0.14%	160,575	113	0.07%	152,410	132	0.09%
Certificates of deposit	640,640	5,662	0.88%	640,858	4,797	0.75%	684,200	5,069	0.74%
Total interest-bearing deposits	815,109	5,879	0.72%	842,977	4,926	0.58%	882,766	5,215	0.59%
Borrowings	437,964	17,240	3.94%	442,731	17,401	3.93%	479,952	18,443	3.84%
Total interest-bearing liabilities	1,253,073	23,119	1.84%	1,285,708	22,327	1.74%	1,362,718	23,658	1.74%

Noninterest-bearing liabilities
Non-interest bearing deposits	65,965			50,212			43,707
Other non-interest bearing liabilities	22,282			22,739			20,517
Total non-interest bearing liabilities	88,247			72,951			64,224
Total liabilities	1,341,320			1,358,659			1,426,942
Equity	414,905			441,029			209,872
Total liabilities and equity	$1,756,225			$1,799,688			$1,636,814
Net interest income / Net interest rate spread (4)		39,774	1.98%		42,177	2.08%		39,882	2.41%
Less: taxable equivalent adjustment		930	0.07%		870	0.05%		676	0.05%
Net interest income / Net interest rate spread, as reported		38,844	1.91%		41,307	2.03%		39,206	2.36%
Net interest-earning assets (5)	$395,198			$405,359			$168,851
Net interest margin (6)			2.36%			2.44%			2.56%
Tax equivalent effect			0.05%			0.05%			0.04%
Net interest margin on a fully tax equivalent basis			2.41%			2.49%			2.60%
Average interest-earning assets to average interest-bearing liabilities	131.54%			139.98%			113.96%

(1)    Includes net deferred loan fee amortization income of $573,000, $627,000 and $640,000 for the years ended
       December 31, 2015, 2014 and 2013, respectively.
(2)    Average balance of available for sale securities is based on amortized historical cost.
(3)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.35%, 1.07%, and 1.33% for the years ended December 31, 2015, 2014, and 2013, respectively.
(4)    Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities and is presented on a fully tax equivalent basis..
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

	Years Ended December 31,			Years Ended December 31,
	2015 versus 2014			2014 versus 2013
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale(1) (2)	$(17)	$(2,124)	$(2,141)	$268	$(1,422)	$(1,154)
Mortgage related securities(3)	87	146	233	500	647	1,147
Other interest-earning assets(3) (4)	(695)	992	297	1,752	(781)	971
Total interest-earning assets	(625)	(986)	(1,611)	2,520	(1,556)	964

Interest expense:
Demand accounts	(5)	9	4	(1)	3	2
Money market and savings accounts	(13)	97	84	7	(26)	(19)
Certificates of deposit	(2)	867	865	(325)	53	(272)
Total interest-bearing deposits	(20)	973	953	(319)	30	(289)
Borrowings	(188)	27	(161)	(1,477)	435	(1,042)

Total interest-bearing liabilities	(208)	1,000	792	(1,796)	465	(1,331)
Net change in net interest income	$(417)	$(1,986)	$(2,403)	$4,316	$(2,021)	$2,295

(1)	Includes net deferred loan fee amortization income of $573,000, $627,000 and $640,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net Interest Income

Net interest income decreased $2.5 million, or 6.0%, to $38.8 million during the year ended December 31, 2015 compared to $41.3 million during the year ended December 31, 2014.

·	Interest income on loans decreased due to an 18 basis point decrease in average yield on loans. The average balance of loans receivable stayed consistent compared to the prior year.
·
Interest income from mortgage related securities increased due to an increase in the average balance of mortgage related securities.  Funds received from the second step offering completed in January 2014 were used, in part, to purchase additional securities throughout 2014.  Also, the yield increased nine basis point to 1.91% for the year ended December 31, 2015.

·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased due to an increase in higher yielding municipal securities and corporate bond securities balances in 2015 compared to cash being held in 2014.  The yield increased 28 basis points year-over-year (35 basis points on a fully tax-equivalent basis).  The decrease in average balance reflects utilization of the $248.3 million in net proceeds that were received from our stock offering during January 2014 to purchase securities, fund loans held for sale, and repurchase shares.

·
Interest expense on deposits increased primarily due to an increase in the average cost of time deposits of 13 basis points as average balance of time deposits stayed consisent for the years ended December 31, 2015 and December 31, 2014.

·
Interest expense on borrowings decreased slightly due to the decreased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market during the year ended December 31, 2015.

Provision for Loan Losses

                Our provision for loan losses increased $815,000, or 70.9%, to $2.0 million during the year ended December 31, 2015, from $1.2 million during the year ended December 31, 2014.   The increase was largely related to two loans collateralized by out-of-state single-family properties and one loan collateralized by a multi-family property.

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

Noninterest Income
	Years Ended December 31,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$1,648	1,486	162	10.9%
Increase in cash surrender value of life insurance	1,417	1,290	127	9.8%
Gain on other-than-temporary investments	-	44	(44)	(100.0%)
Portion of gain recognized in other comprehensive income (before tax)	-	(61)	61	(100.0%)
Net impairment losses recognized in earnings	-	(17)	17	(100.0%)
Mortgage banking income	99,318	77,982	21,336	27.4%
Gain on sale of available for sale securities	44	-	44	N/	M
Other	2,047	3,827	(1,780)	(46.5%)
Total noninterest income	$104,474	84,568	19,906	23.5%
N/M - Not meaningful

                Total noninterest income increased $19.9 million, or 23.5%, to $104.5 million during the year ended December 31, 2015 compared to $84.6 million during the year ended December 31, 2014.  The increase resulted primarily from an increase in mortgage banking income offset by a decrease in other noninterest income.

·
The increase in mortgage banking income was the result of an increase in origination volumes and margins.  The volume increased $324.8 million, or 19.5%, to $2.0 billion during the year ended December 31, 2015 compared to a $1.7 billion during the year ended December 31, 2014.  See "Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2015 and 2014" above, for additional discussion of the increase in mortgage banking income.

·	The increase in service charges on loans and deposits was related to an increase in loan prepayment penalties in 2015.
·	The increase in cash surrender value of life insurance was related to the additional earnings on the $10.0 million policy purchased in May 2014.
·	The Company recorded impairment on one municipal security in the prior year compared to none in the current year period.
·	The Company sold one municipal security at a gain in the current year compared to none in the prior year period.
·
The decrease in other noninterest income was primarily due to a decrease in the sale of mortgage servicing rights which resulted in a $901,000 gain during the year ended December 31, 2015 compared to a $2.5 million gain on sales of mortgage servicing rights during the year ended December 31, 2014.

Noninterest Expenses

	Years Ended December 31,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$81,753	69,172	12,581	18.2%
Occupancy, office furniture and equipment	9,287	10,369	(1,082)	(10.4%)
Advertising	2,947	2,949	(2)	(0.1%)
Data processing	2,354	2,245	109	4.9%
Communications	1,416	1,690	(274)	(16.2%)
Professional fees	2,354	2,393	(39)	(1.6%)
Real estate owned	2,664	2,482	182	7.3%
FDIC insurance premiums	1,058	1,395	(337)	(24.2%)
Other	11,701	12,123	(422)	(3.5%)
Total noninterest expenses	$115,534	104,818	10,716	10.2%

Total noninterest expenses increased $10.7 million, or 10.2%, to $115.5 million during the year ended December 31, 2015 compared to $104.8 million during the year ended December 31, 2014.

·
Compensation, payroll taxes and other employee benefit expense increased $12.6 million primarily due to an $11.1 million increase in compensation, payroll taxes and other benefits within our mortgage banking segment.  The increase in compensation within our mortgage banking segment correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

·
Compensation, payroll taxes and other employee benefits expense increased $1.5 million within the community banking segment primarily due to stock awards granted in 2015.  Of the $1.5 million increase, $1.2 million is related to the immediate vesting of the stock compensation awarded.   Additional increases were due to community branch additions and annual compensation increases.

·
Occupancy, office furniture and equipment expense decreased resulting from less rent expense at the mortgage banking segment in the current year compared to prior year due to closing underperforming mortgage banking branches during the first half of 2014 along with branch efficiencies. Additionally, there was less snow removal expense for the year ended December 31, 2015 compared to the prior year.  Offsetting those decreases, additional expense was incurred due to the addition of two bank branches towards the end of 2015.

·
Advertising expense stayed consistent in the current year to the prior year.  Increases at the community banking segment were due to the promotions for opening new branches which were offset by improved expense management at our mortgage banking segment.

·	Data processing expense increased $109,000 to $2.4 million for the year ended December 31, 2015. This was due to a one-time expense for an upgrade of system software.
·	Communication expense decreased $274,000 to $1.4 million for the year ended December 31, 2015. This was due to decreases in postage and telephone charges.
·	Professional fees expense decreased as a result of a decrease in audit and tax expenses offset by an increase in legal fees.
·
Real estate owned expense increased $182,000, or 7.3%, to $2.7 million for the year ended December 31, 2015.  Real estate owned writedowns increased $678,000 to $2.2 million facilitating a plan to liquidate certain aged properties. Partially offsetting the increased expense related to writedown activity, property management expense decreased by $127,000 and net gains realized on sales increased $370,000 as certain property values have improved.

·	FDIC insurance premiums decreased due to a decrease in our assessment rate in 2015 compared to 2014 due to improved asset quality and as capital increased.
·	Other noninterest expense decreased primarily due to a continued focus on controlling expenses within the mortgage banking segment.

Income Taxes

                Driven by an increase in pre-tax income, income tax expense increased $2.1 million to $9.2 million during the year ended December 31, 2015, compared to $7.2 million during the year ended December 31, 2014.  Income tax expense was recognized during the year ended December 31, 2015 at an effective rate of 35.8% compared to an effective rate of 36.0% during the year ended December 31, 2014.

                The Company has a deferred tax asset of $857,000 related to stock options awarded in 2007.  The stock options awarded in 2007 are set to expire in January 2017.  If these awards are not exercised, the Company will have to recognize additional tax expense equal to the amount of the deferred tax asset upon expiration.  Per ASC 718, the determination of a need for a valuation allowance against stock-based compensation awards by a company should not consider the current fair market value of its stock.  Therefore, no valuation allowance has been recorded against these awards, even though these awards are currently out-of-the-money and unlikely to be exercised.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month's average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. The Bank's primary and total regulatory liquidity at December 31, 2015 were 17.26% and 28.54%, respectively.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2015 and 2014, $100.5 million and $172.8 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the Federal Home Loan Bank of Chicago.  The significant decrease in cash and cash equivalents as of December 31, 2015 resulted from $72.7 million used to repurchase common stock on the open market.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2015 and 2014, loan repayments net of loan originations resulted in a negative cash flows of $40.0 million and $25.7 million compared to positive cash flows of $16.1 million for the year ended December 31, 2013. The growth in loans receivable is reflective of the bank's focus in growing multi-family residential property and commercial real estate loans. Cash received from the calls, maturities and principal repayments of debt and mortgage related securities and structured notes totaled $50.3 million, $46.4 million and $43.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. We purchased $49.9 million, $103.6 million and $60.8 million in debt securities, mortgage related securities and certificates of deposits classified as available for sale during the years ended December 31, 2015, 2014 and 2013, respectively. We sold $1.0 million and $921,000 in available for sale debt and mortgage related securities during the years ended December 31, 2015 and 2013, respectively.  There were no securities sold during the year ended December 31, 2014.  During the years ended December 31, 2015, a total of $72.7 million of common stock was repurchased compared to none for the years ended December 31, 2014 and 2013.

Deposits increased by $29.4 million from December 31, 2015 to December 31, 2014. The increase in deposits was the result of a $10.5 million increase in demand deposits and $21.5 million in money market and savings accounts offset by a $2.6 million decrease in certificates of deposits.  Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At December 31, 2015, we had $350.0 million in fixed-rate advances from the Federal Home Loan Bank of Chicago, of which none were due within 12 months, but all of which are putable at the option of the Federal Home Loan Bank of Chicago. The weighted average rate on these advances was 3.89% as of December 31, 2015.

At December 31, 2015, we had outstanding commitments to originate loans of $10.3 million and unfunded commitments under construction loans, lines of credit and standby letters of credit of $56.7 million. At December 31, 2015, certificates of deposit scheduled to mature in less than one year totaled $508.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, Federal Reserve Discount Window or brokered deposits to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. and WaterStone Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2015, Waterstone Financial, Inc. and WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines. See "Supervision and Regulation—Capital Requirements" and note 9 of the notes to the consolidated financial statements.

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

Capital
Shareholders' equity decreased by $58.3 million to $391.9 million at December 31, 2015 from $450.2 million December 31, 2014. The decrease in shareholders' equity was due to the $72.7 million in stock repurchased during the year ended December 31, 2015 and $5.8 million for cash dividends. This decrease was offset by $16.6 million in net income, $2.8 million in stock compensation, and an increase due to ESOP shares committed to be released.

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

The Company repurchased 5,593,753 shares at an average price of $12.94 under previously approved stock repurchase plans. The Company is authorized to purchase up to 1,242,900 additional shares under the current approved stock repurchase program as of December 31, 2015.  During the first quarter of 2015, the Company repurchased 30,662 shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the 5,593,753 total above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

                WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2015 and the respective maturity dates.

Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five	Over Five
	Total	Less	Three Years	Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$243,304	$243,304	$-	$-	$-
Certificates of deposit (4)	650,057	508,357	134,897	6,803	-
Bank lines of credit (4)	7,203	7,203	-	-	-
Federal Home Loan Bank advances (1)	350,000	220,000	130,000	-	-
Repurchase agreements (2) (4)	84,000	-	84,000	-	-
Operating leases (3)	11,152	2,899	3,950	2,128	2,175
Salary continuation agreements	255	170	85	-	-
Total Contractual Obligations	$1,345,971	$981,933	$352,932	$8,931	$2,175
_______________
(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest that will accrue on the advances.  All Federal Home Loan Bank advances are callable on a quarterly basis.
(2)  The repurchase agreements are callable on a quarterly basis.
(3)  Represents non-cancellable operating leases for offices and equipment.
(4)  Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2015. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments(1)	$10,307	$10,307	$-	$-	$-
Unused portion of home equity lines of credit(2)	14,173	14,173	-	-	-
Unused portion of construction loans(3)	25,545	25,545	-	-	-
Unused portion of business lines of credit	16,392	16,392	-	-	-
Standby letters of credit	566	566	-	-	-

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

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2015 (unaudited)
Interest income	$15,018	$15,742	$15,795	$15,408
Interest expense	5,582	5,682	5,885	5,970
Net interest income	9,436	10,060	9,910	9,438
Provision for loan losses	335	805	580	245
Net interest income after provision for loan losses	9,101	9,255	9,330	9,193
Total noninterest income	22,033	31,040	28,551	22,850
Total noninterest expense	26,428	31,947	29,786	27,373
Income before income taxes	4,706	8,348	8,095	4,670
Income taxes	1,690	3,064	2,896	1,599
Net income	$3,016	$5,284	$5,199	$3,071
Income per share – basic	$0.09	$0.17	$0.19	$0.11
Income per share - diluted	$0.09	$0.17	$0.19	$0.11

2014 (unaudited)
Interest income	$15,053	$16,141	$16,600	$15,840
Interest expense	5,353	5,531	5,686	5,757
Net interest income	9,700	10,610	10,914	10,083
Provision for loan losses	250	285	315	300
Net interest income after provision for loan losses	9,450	10,325	10,599	9,783
Total noninterest income	17,058	23,196	23,911	20,403
Total noninterest expense	23,632	27,603	27,030	26,553
Income before income taxes	2,876	5,918	7,480	3,633
Income taxes	993	2,148	2,715	1,319
Net income	$1,883	$3,770	$4,765	$2,314
Income per share – basic	$0.05	$0.11	$0.14	$0.08
Income per share - diluted	$0.05	$0.11	$0.14	$0.08

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

Percentage Increase (Decrease) in Estimated Net Annual Interest Income Over 12 Months

400 basis point gradual rise in rates	3.90%
300 basis point gradual rise in rates	3.28%
200 basis point gradual rise in rates	2.31%
100 basis point gradual rise in rates	0.98%
Unchanged rate scenario	0.00%
100 basis point gradual decline in rates (1)	-1.26%

(1)  Given the current low point in the interest rate cycle, down scenarios in excess of 100 basis points are not meaningful.
WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 25% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario. In addition, projected changes in the economic value of equity are limited to a maximum decline of 30% for interest rate movements of up to 400 basis points when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate. At December 31, 2015, a 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 0.98% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 1.26%. At December 31, 2015, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 1.96% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 1.46%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Waterstone Financial, Inc.

We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waterstone Financial, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waterstone Financial, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of Waterstone Financial, Inc. and Subsidiaries' internal control over financial reporting.

/s/ RSM US LLP

Milwaukee, Wisconsin
March 4, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
 Waterstone Financial, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows of Waterstone Financial, Inc. and subsidiaries (the Company) for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Waterstone Financial, Inc. and subsidiaries' operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Milwaukee, Wisconsin
March 21, 2014

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2015 and 2014

	December 31,
	2015	2014
Assets	(In Thousands, except share data)
Cash	$57,419	145,846
Federal funds sold	20,297	21,268
Interest-earning deposits in other financial institutions and other short term investments	22,755	5,706
Cash and cash equivalents	100,471	172,820
Securities available for sale (at fair value)	269,658	273,443
Loans held for sale (at fair value)	166,516	125,073
Loans receivable	1,114,934	1,094,990
Less: Allowance for loan losses	16,185	18,706
Loans receivable, net	1,098,749	1,076,284

Office properties and equipment, net	25,328	25,562
Federal Home Loan Bank stock (at cost)	19,500	17,500
Cash surrender value of life insurance	49,562	50,848
Real estate owned, net	9,190	18,706
Prepaid expenses and other assets	23,755	23,144
Total assets	$1,762,729	1,783,380

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$102,673	92,162
Money market and savings deposits	140,631	119,163
Time deposits	650,057	652,635
Total deposits	893,361	863,960

Borrowings	441,203	434,000
Advance payments by borrowers for taxes	3,661	4,991
Other liabilities	32,574	30,192
Total liabilities	1,370,799	1,333,143

Shareholders' equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares in 2015 and 2014, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares in 2015 and 2014 Issued - 29,407,455 in 2015 and 34,420,094 in 2014 Outstanding - 29,407,455 in 2015 and 34,420,094 in 2014	294	344
Additional paid-in capital	317,022	313,894
Retained earnings	168,089	157,304
Unearned ESOP shares	(21,365)	(22,552)
Accumulated other comprehensive income, net of taxes	582	1,247
Cost of shares repurchased (5,624,415 in 2015 and 0 in 2014), at cost	(72,692)	-
Total shareholders' equity	391,930	450,237
Total liabilities and shareholders' equity	$1,762,729	1,783,380

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2015, 2014 and 2013

	Years ended December 31,
	2015	2014	2013
	(In Thousands, except per share amounts)
Interest income:
Loans	$55,175	57,316	58,470
Mortgage-related securities	3,229	2,996	1,849
Debt securities, federal funds sold and short-term investments	3,559	3,322	2,545
Total interest income	61,963	63,634	62,864
Interest expense:
Deposits	5,879	4,926	5,215
Borrowings	17,240	17,401	18,443
Total interest expense	23,119	22,327	23,658
Net interest income	38,844	41,307	39,206
Provision for loan losses	1,965	1,150	4,532
Net interest income after provision for loan losses	36,879	40,157	34,674
Noninterest income:
Service charges on loans and deposits	1,648	1,486	1,337
Increase in cash surrender value of life insurance	1,417	1,290	1,076
Total gain on other-than-temporary impaired investment	-	44	-
Portion of gain recognized in other comprehensive income (before tax)	-	(61)	-
Net impairment losses recognized in earnings	-	(17)	-
Mortgage banking income	99,318	77,982	80,260
Gain (loss) on sale of available for sale securities	44	-	(9)
Other	2,047	3,827	5,135
Total noninterest income	104,474	84,568	87,799
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	81,753	69,172	68,807
Occupancy, office furniture, and equipment	9,287	10,369	8,165
Advertising	2,947	2,949	3,085
Data processing	2,354	2,245	2,032
Communications	1,416	1,690	1,557
Professional fees	2,354	2,393	2,386
Real estate owned	2,664	2,482	255
FDIC insurance premiums	1,058	1,395	1,986
Other	11,701	12,123	10,871
Total noninterest expenses	115,534	104,818	99,144
Income before income taxes	25,819	19,907	23,329
Income tax expense	9,249	7,175	8,621
Net income	$16,570	12,732	14,708
Income per share:
Basic	$0.57	0.38	0.43
Diluted	$0.56	0.38	0.43
Weighted average shares outstanding:
Basic	29,161	33,406	34,185
Diluted	29,431	33,643	34,439

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years ended December 31, 2015, 2014 and 2013

	Years ended December 31,
	2015	2014	2013
	(In Thousands)
Net income	$16,570	12,732	14,708
Other comprehensive (loss) income, net of tax:
Net unrealized holding gain (loss) on available for sale securities arising during the period, net of tax (expense) benefit of $412, ($1,722) and $2,436 respectively	(638)	2,666	(3,719)
Reclassification adjustment for net (gain) loss on available for sale securities realized during the period, net of tax expense (benefit) of $17, ($7) and ($4), respectively	(27)	10	5
Total other comprehensive (loss) income	(665)	2,676	(3,714)
Comprehensive income	$15,905	15,408	10,994

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2015, 2014 and 2013

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total Shareholders' Equity
	(In Thousands)
Balances at December 31, 2012	31,348	$341	110,490	136,487	(1,708)	2,285	(45,261)	202,634

Comprehensive income:
Net income	-	-	-	14,708	-	-	-	14,708
Other comprehensive loss	-	-	-	-	-	(3,714)	-	(3,714)
Total comprehensive income								10,994
ESOP shares committed to be released to Plan participants	-	-	(136)	-	854	-	-	718
Stock based compensation	1	-	126	-	-	-	-	126

Balances at December 31, 2013	31,349	$341	110,480	151,195	(854)	(1,429)	(45,261)	214,472

Comprehensive income:
Net income	-	-	-	12,732	-	-	-	12,732
Other comprehensive income:		-	-	-	-	2,676	-	2,676
Total comprehensive income								15,408
Purchase of ESOP Shares	-	-	-	-	(22,884)	-	-	(22,884)
ESOP shares committed to be released to Plan participants	-	-	31	-	1,186	-	-	1,217
Cash dividend, $0.20 per share	-	-	-	(6,623)	-	-	-	(6,623)
Stock compensation activity, net of tax	0	-	116	-	-	-	-	116
Stock based compensation expense	-	-	109	-	-	-	-	109
Merger of Lamplighter Financial, MHC	(23)	(231)	305	-	-	-	-	74
Exchange of common stock	(8)	(83)	83	-	-	-	-	-
Treasury stock retired	-	(27)	(45,234)	-	-	-	45,261	-
Proceeds of stock offering, net of costs	34	344	248,004	-	-	-	-	248,348

Balances at December 31, 2014	34,420	$344	313,894	157,304	(22,552)	1,247	-	450,237

Comprehensive income:
Net income	-	-	-	16,570	-	-	-	16,570
Other comprehensive loss:	-	-	-	-	-	(665)	-	(665)
Total comprehensive income								15,905
ESOP shares committed to be released to Plan participants	-	-	198	-	1,187	-	-	1,385
Cash dividend, $0.20 per share	-	-	-	(5,785)	-	-	-	(5,785)
Stock compensation activity	611	6	113	-	-	-	-	119
Stock based compensation expense	-	-	2,817	-	-	-	-	2,817
Purchase of common stock returned to authorized but unissued	(5,624)	(56)	-	-	-	-	(72,692)	(72,748)

Balances at December 31, 2015	29,407	$294	317,022	168,089	(21,365)	582	(72,692)	391,930
See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013
	Years ended December 31,
	2015	2014	2013
	(In Thousands)
Operating activities:
Net income	$16,570	12,732	14,708
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,965	1,150	4,532
Provision for depreciation	3,106	3,283	2,717
Deferred income taxes	(154)	3,716	5,394
Stock based compensation	2,817	109	126
Net amortization of premium/discount on debt and mortgage related securities	1,305	1,583	2,203
Amortization of unearned ESOP shares	1,385	1,217	718
Amortization and valuation allowance on mortgage servicing rights	491	445	1,125
Gain on sale of loans held for sale	(98,382)	(82,146)	(73,548)
Loans originated for sale	(1,986,147)	(1,661,376)	(1,751,054)
Proceeds on sales of loans originated for sale	2,043,086	1,715,470	1,861,194
Increase in accrued interest receivable	(79)	(225)	(352)
Increase in cash surrender value of life insurance	(1,417)	(1,290)	(1,076)
Increase (decrease) in accrued interest on deposits and borrowings	42	5	(120)
Increase (decrease) in other liabilities	2,425	(1,581)	(6,007)
Increase (decrease) in accrued tax payable	1,467	(453)	(3,119)
(Gain) loss on sale of available for sale securities	(44)	–	9
Impairment of securities	-	17	–
Net loss (gain) related to real estate owned	968	659	(1,415)
Gain on sale of mortgage servicing rights	(901)	(2,456)	(2,578)
Other	(1,494)	6,925	(1,173)
Net cash (used in) provided by operating activities	(12,991)	(2,216)	52,284
Investing activities:
Net (increase) decrease in loans receivable	(40,011)	(25,668)	16,133
Purchases of:
Debt securities	(16,119)	(22,009)	(44,540)
Mortgage related securities	(33,750)	(80,837)	(16,264)
Certificates of deposits	-	(735)	-
Premises and equipment, net	(2,966)	(1,949)	(5,360)
Bank owned life insurance	(180)	(10,180)	(240)
Purchase of FHLB Stock	(2,000)	-	-
Proceeds from:
Principal repayments on mortgage-related securities	40,755	28,515	36,952
Maturities of debt securities	9,510	17,864	6,170
Sales of debt securities	1,034	–	921
Death benefit from bank owned life insurance	2,883	-	–
Sales of foreclosed properties and other assets	24,716	19,751	27,604
Redemption of FHLB stock	-	–	2,693
Net cash (used in) provided by investing activities	(16,128)	(75,248)	24,069
Financing activities:
Net increase in deposits	29,401	9,523	305,228
Net increase (decrease) in borrowings	7,203	(21,197)	(24,691)
Net (decrease) increase in advance payments by borrowers for taxes	(1,330)	2,509	810
Cash dividends in common stock	(5,869)	(5,003)	-
Financing for purchase of ESOP shares	-	(22,884)	-
Proceeds from stock option exercises	113	49	-
Oversubscribed stock proceeds returned to subscribers	-	(141,882)	-
Purchase of common stock returned to authorized but unissued	(72,748)	-	-
Net cash (used in) provided by financing activities	(43,230)	(178,885)	281,347
(Decrease) increase in cash and cash equivalents	(72,349)	(256,349)	357,700
Cash and cash equivalents at beginning of year	172,820	429,169	71,469
Cash and cash equivalents at end of year	$100,471	172,820	429,169
Supplemental information:
Cash paid or credited during the period for:
Income tax payments	7,933	3,847	6,265
Interest payments	23,077	22,322	23,778
Noncash investing activities:
Loans receivable transferred to other real estate	15,580	16,645	13,552
Deposits utilized to purchase common stock	-	248,422	-
Dividends declared but not paid in other liabilities	1,537	1,620	-
See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

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

The consolidated financial statements include the accounts and operations of Waterstone Financial, Inc. and its wholly owned subsidiary, WaterStone Bank.  The Bank has the following wholly owned subsidiaries: Wauwatosa Investments, Inc., Waterstone Mortgage Corporation, and Main Street Real Estate Holdings, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
Years ended December 31, 2015, 2014 and 2013

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

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprise approximately 74.8 % of total mortgage banking noninterest expense.

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
Years ended December 31, 2015, 2014 and 2013

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
Years ended December 31, 2015, 2014 and 2013

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

r)	Impact of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of this standard to its results of operations, financial position, and liquidity.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

2)	Securities

Securities Available for Sale

The amortized cost and fair value of the Company's investment in securities follow:

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$95,911	1,004	(248)	96,667
Collateralized mortgage obligations
Government sponsored enterprise issued	70,605	123	(300)	70,428
Mortgage related securities	166,516	1,127	(548)	167,095

Government sponsored enterprise bonds	3,750	–	(4)	3,746
Municipal securities	77,509	1,730	(80)	79,159
Other debt securities	17,401	209	(647)	16,963
Debt securities	98,660	1,939	(731)	99,868

Certificates of deposit	2,695	4	(4)	2,695
	$267,871	3,070	(1,283)	269,658

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

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

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2015, $94.1 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of December 31, 2015, $2.5 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair value of securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.
	December 31, 2015
	Amortized cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$12,914	12,951
Due after one year through five years	17,157	17,210
Due after five years through ten years	44,647	45,628
Due after ten years	26,637	26,774
Mortgage-related securities	166,516	167,095
	$267,871	269,658

Total proceeds and gross gains and losses from sales of investment securities available for sale for each of periods listed below.

	December 31,
	2015	2014	2013
	(In Thousands)
Gross gains	$44	-	6
Gross losses	-	-	(15)
Gains on sale of investment securities, net	$44	-	(9)

Proceeds from sales of investment securities	$1,034	-	921

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$18,488	(163)	5,577	(85)	24,065	(248)
Collateralized mortgage obligations
Government sponsored enterprise issued	48,281	(300)	-	-	48,281	(300)
Government sponsored enterprise bonds	3,246	(4)	-	-	3,246	(4)
Municipal securities	9,409	(18)	5,555	(62)	14,964	(80)
Other debt securities	14,363	(647)	-	-	14,363	(647)
Certificates of deposit	976	(4)	-	-	976	(4)
	$94,763	(1,136)	11,132	(147)	105,895	(1,283)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$10,537	(13)	12,489	(111)	23,026	(124)
Collateralized mortgage obligations
Government sponsored enterprise issued	23,131	(70)	-	-	23,131	(70)
Government sponsored enterprise bonds	2,739	(11)	2,970	(30)	5,709	(41)
Municipal securities	5,671	(19)	21,344	(352)	27,015	(371)
Other debt securities	4,977	(35)	-	-	4,977	(35)
Certificates of deposit	490	-	-	-	490	-
	$47,545	(148)	36,803	(493)	84,348	(641)

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

As of December 31, 2015, the Company identified two municipal securities that were deemed to be other-than-temporarily impaired.  Both securities were issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to these two securities. During the year ended December 31, 2014, there were sales in the market of municipal issuer bonds at a discounted price that resulted in the Company recording additional credit losses. As of December 31, 2015, these securities had a combined amortized cost of $198,000 and a total life-to-date impairment of $117,000.

As of December 31, 2015, the Company had 14 municipal securities and four mortgage-backed securities which had been in an unrealized loss position for twelve months or longer.  These securities were determined not to be other-than-temporarily impaired as of December 31, 2015. The Company has determined that the decline in fair value of these securities is not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

The following table presents the change in other-than-temporary credit related impairment charges on municipal securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.
(in thousands)
Credit-related impairments on securities as of December 31, 2013	$100
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	17
Credit-related impairments on securities as of December 31, 2014	117
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of December 31, 2015	$117

3)	Loans Receivable

Loans receivable at December 31, 2015 and 2014 are summarized as follows:
	December 31,
	2015	2014
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$381,992	411,979
Multi family	547,250	522,281
Home equity	24,326	29,207
Construction and land	19,148	17,081
Commercial real estate	118,820	94,771
Consumer	361	200
Commercial loans	23,037	19,471
Total loans receivable	$1,114,934	1,094,990

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company's Milwaukee metropolitan area and while 85.3% of the Company's loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.

Qualifying loans receivable totaling $872.8 million and $844.2 million are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at both December 31, 2015 and December 31, 2014.

An analysis of past due loans receivable as of December 31, 2015 and 2014 follows:
	As of December 31, 2015
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$851	1,133	6,503	8,487	373,505	381,992
Multi family	-	207	1,858	2,065	545,185	547,250
Home equity	255	96	110	461	23,865	24,326
Construction and land	-	-	238	238	18,910	19,148
Commercial real estate	57	-	223	280	118,540	118,820
Consumer	-	-	-	-	361	361
Commercial loans	-	-	-	-	23,037	23,037
Total	$1,163	1,436	8,932	11,531	1,103,403	1,114,934

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

	As of December 31, 2014
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$3,767	3,743	12,196	19,706	392,273	411,979
Multi family	462	280	11,092	11,834	510,447	522,281
Home equity	268	153	250	671	28,536	29,207
Construction and land	90	-	362	452	16,629	17,081
Commercial real estate	225	-	947	1,172	93,599	94,771
Consumer	-	-	-	-	200	200
Commercial loans	34	-	265	299	19,172	19,471
Total	$4,846	4,176	25,112	34,134	1,060,856	1,094,990

(1)	Includes $315 and $1.6 million for December 31, 2015 and 2014, respectively, which are on non-accrual status.
(2)	Includes $467 and $795 for December 31, 2015 and 2014, respectively, which are on non-accrual status.
(3)	Includes $7.9 million and $10.5 million for December 31, 2015 and 2014, respectively, which are on non-accrual status.

As of December 31, 2015 and 2014, there are no loans that are 90 or more days past due and still accruing interest.

A summary of the activity for the years ended 2015, 2014 and 2013 in the allowance for loan losses follows:
	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2015
Balance at beginning of period	$9,877	5,358	422	687	1,951	8	403	18,706
Provision for loan losses	1,092	931	(27)	243	(266)	(1)	(7)	1,965
Charge-offs	(3,855)	(2,281)	(72)	(84)	(45)	(3)	-	(6,340)
Recoveries	649	992	110	58	40	5	-	1,854
Balance at end of period	$7,763	5,000	433	904	1,680	9	396	16,185

Year ended December 31, 2014
Balance at beginning of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264
Provision for loan losses	(1,081)	3,205	(1,208)	(505)	721	(27)	45	1,150
Charge-offs	(2,424)	(5,247)	(191)	(496)	(199)	(5)	(293)	(8,855)
Recoveries	1,833	189	14	75	27	6	3	2,147
Balance at end of period	$9,877	5,358	422	687	1,951	8	403	18,706

Year ended December 31, 2013
Balance at beginning of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043
Provision for loan losses	1,479	859	305	1,719	303	(2)	(131)	4,532
Charge-offs	(8,706)	(1,640)	(630)	(1,480)	(160)	-	(8)	(12,624)
Recoveries	957	258	35	51	-	6	6	1,313
Balance at end of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2015 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$1,114	242	108	3	106	-	3	1,576
Allowance related to loans collectively evaluated for impairment	6,649	4,758	325	901	1,574	9	393	14,609

Balance at end of period	$7,763	5,000	433	904	1,680	9	396	16,185

Loans individually evaluated for impairment	$18,385	5,100	472	1,795	1,766	-	27	27,545

Loans collectively evaluated for impairment	363,607	542,150	23,854	17,353	117,054	361	23,010	1,087,389
Total gross loans	$381,992	547,250	24,326	19,148	118,820	361	23,037	1,114,934

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2014 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$2,386	731	63	13	526	-	7	3,726
Allowance related to loans collectively evaluated for impairment	7,491	4,627	359	674	1,425	8	396	14,980

Balance at end of period	$9,877	5,358	422	687	1,951	8	403	18,706

Loans individually evaluated for impairment	$29,509	15,562	589	2,266	3,077	-	299	51,302

Loans collectively evaluated for impairment	382,470	506,719	28,618	14,815	91,694	200	19,172	1,043,688
Total gross loans	$411,979	522,281	29,207	17,081	94,771	200	19,471	1,094,990

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of December 31, 2015 and 2014:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At December 31, 2015	(In Thousands)
Substandard	$19,148	2,553	684	1,794	1,766	-	55	26,000
Watch	11,352	3,634	128	-	1,161	-	402	16,677
Pass	351,492	541,063	23,514	17,354	115,893	361	22,580	1,072,257
	$381,992	547,250	24,326	19,148	118,820	361	23,037	1,114,934

At December 31, 2014	(In Thousands)
Substandard	$28,945	12,638	624	2,266	3,077	-	299	47,849
Watch	10,779	7,070	278	1,377	2,186	-	840	22,530
Pass	372,255	502,573	28,305	13,438	89,508	200	18,332	1,024,611
	$411,979	522,281	29,207	17,081	94,771	200	19,471	1,094,990

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

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

The following tables present data on impaired loans at December 31, 2015 and 2014.
	As of or for the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid YTD
Total Impaired with Reserve
One- to four-family	$7,903	8,923	1,114	1,020	8,113	393
Multi family	1,055	1,055	242	-	1,044	42
Home equity	169	169	108	-	174	10
Construction and land	156	269	3	113	155	-
Commercial real estate	314	723	106	409	367	23
Consumer	-	-	-	-	-	-
Commercial	3	3	3	-	5	1
	$9,600	11,142	1,576	1,542	9,858	469

Total Impaired with no Reserve

One- to four-family	$10,482	11,991	-	1,509	10,676	500
Multi family	4,045	5,090	-	1,045	4,106	245
Home equity	303	303	-	-	307	13
Construction and land	1,639	1,639	-	-	1,827	62
Commercial real estate	1,452	1,452	-	-	1,458	72
Consumer	-	-	-	-	-	-
Commercial	24	24	-	-	29	2
	$17,945	20,499	-	2,554	18,403	894

Total Impaired

One- to four-family	$18,385	20,914	1,114	2,529	18,789	893
Multi family	5,100	6,145	242	1,045	5,150	287
Home equity	472	472	108	-	481	23
Construction and land	1,795	1,908	3	113	1,982	62
Commercial real estate	1,766	2,175	106	409	1,825	95
Consumer	-	-	-	-	-	-
Commercial	27	27	3	-	34	3
	$27,545	31,641	1,576	4,096	28,261	1,363

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $17.9 million of impaired loans as of December 31, 2015 for which no allowance has been provided, $2.6 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan's net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

The following presents data on troubled debt restructurings:

	As of December 31, 2015
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$3,900	4	$5,739	45	$9,639	49
Multi family	2,546	1	2,317	7	4,863	8
Home equity	-	-	98	1	98	1
Construction and land	1,556	2	-	-	1,556	2
Commercial real estate	1,306	1	77	1	1,383	2

	$9,308	8	$8,231	54	$17,539	62

	As of December 31, 2014
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$4,724	8	$10,233	55	$14,957	63
Multi family	2,923	2	4,797	7	7,720	9
Home equity	-	-	98	1	98	1
Construction and land	1,866	2	-	-	1,866	2
Commercial real estate	1,306	1	170	1	1,476	2

	$10,819	13	$15,298	64	$26,117	77

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At December 31, 2015, $17.5 million in loans had been modified in troubled debt restructurings and $8.2 million of these loans were included in the non-accrual loan total.  The remaining $9.3 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $996,000 valuation allowance has been established as of December 31, 2015 with respect to the $17.5 million in troubled debt restructurings.  As of December 31, 2014, $1.5 million in valuation allowance had been established with respect to the $26.1 million in troubled debt restructurings.

If an updated credit department review indicates no other evidence of elevated credit risk and the borrower completes a minimum of six consecutive contractual payments, the loan is returned to accrual status at that time.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

The following presents troubled debt restructurings by concession type at December 31, 2015 and 2014:

	As of December 31, 2015
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$13,971	30	1,012	5	14,983	35
Principal forbearance	97	1	-	-	97	1
Interest reduction	2,459	26	-	-	2,459	26
	$16,527	57	1,012	5	17,539	62

	As of December 31, 2014
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$15,306	36	2,014	7	17,320	43
Principal forbearance	490	3	2,632	1	3,122	4
Interest reduction	4,875	11	800	19	5,675	30
	$20,671	50	5,446	27	26,117	77

The following presents data on troubled debt restructurings:

	For the Years Ended
	December 31, 2015		December 31, 2014
	Amount	Number	Amount	Number
	(Dollars in Thousands)
Loans modified as a troubled debt restructure
One- to four-family	$186	3	2,939	14
Multi family	819	2	1,337	5
Home equity	-	-	98	1
Commercial real estate	-	-	1,306	1
	$1,005	5	5,680	21

There were four troubled debt restructurings within the past twelve months for which there was a default during the year ended December 31, 2015. The four troubled debt restructurings within the past twelve months for which there was a default totaled $935,000 primarily made up of multi family loans. There were no troubled debt restructurings within the past twelve months for which there was a default during the year ended December 31, 2014.

The following table presents data on non-accrual loans:

	As of December 31,
	2015	2014
	(Dollars in Thousands)
Residential
One- to four-family	$13,888	23,918
Multi family	2,553	12,001
Home equity	437	445
Construction and land	239	401
Commercial real estate	460	947
Commercial	27	299
Consumer	-	-
Total non-accrual loans	$17,604	38,011

Total non-accrual loans to total loans	1.58%	3.47%
Total non-accrual loans to total assets	1.00%	2.13%

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2015	2014
	(In Thousands)
Land	$6,668	6,442
Office buildings and improvements	29,990	28,085
Furniture and equipment	12,655	16,339
	49,313	50,866
Less accumulated depreciation	(23,985)	(25,304)
	$25,328	25,562

Depreciation of premises and equipment totaled $3.1 million, $3.3 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company and certain subsidiaries are obligated under non-cancelable operating leases for other facilities and equipment.  Rent and equipment lease expense totaled $3.8 million, $4.5 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The appropriate minimum annual commitments under all non-cancelable lease agreements as of December 31, 2015 are as follows:

Operating leases
(In Thousands)
Within one year	$2,899
One to two years	2,223
Two to three years	1,727
Three to four years	1,197
Four through five years	931
After five years	2,175
Total	$11,152

5)	Real Estate Owned

Real estate owned is summarized as follows:

	December 31,
	2015	2014
	(In Thousands)
One- to four-family	$4,610	10,896
Multi-family	209	2,210
Construction and land	5,262	5,400
Commercial real estate	300	300
Total	10,381	18,806
Valuation allowance at end of period	(1,191)	(100)
Total real estate owned, net	$9,190	18,706

The following table presents the activity in real estate owned:

	Year Ended December 31,
	2015	2014
	(In Thousands)
Real estate owned at beginning of period	$18,706	22,663
Transferred in from loans receivable	15,580	16,645
Sales	(23,413)	(19,057)
Write downs	(2,202)	(1,523)
Other activity	519	(22)
Real estate owned at end of period	$9,190	18,706

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

6)	Mortgage Servicing Rights

The following table presents the activity related to the Company's mortgage servicing rights:

	Year ended December 31,
	2015	2014
	(In Thousands)
Mortgage servicing rights at beginning of the period	$2,511	$3,377
Additions	3,838	4,181
Amortization	(481)	(435)
Sales	(4,446)	(4,602)
Mortgage servicing rights at end of the period	1,422	2,521
Valuation allowance at end of period	-	(10)
Mortgage servicing rights at the end of the period, net	$1,422	$2,511

During the twelve months ended December 31, 2015, $2.0 billion in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $1.9 billion, generating mortgage banking income of $101.5 million. The unpaid principal balance of loans serviced for others was $176.4 million and $308.1 million at December 31, 2015 and December 31, 2014 respectively. These loans are not reflected in the consolidated statements of financial condition.

During the twelve months ended December 31, 2015, the Company sold mortgage servicing rights related to $580.2 million in loans receivable and with a book value of $4.4 million for $5.3 million resulting in a gain on sale of $901,000. During the twelve months ended December 31, 2014, the Company sold mortgage servicing rights related to $713.0 million in loans receivable and with a book value of $4.6 million for $7.1 million resulting in a gain on sale of $2.5 million.

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2015 for the periods indicated:

		(In Thousands)
Estimate for the years ended December 31:	2016	$212
2017		194
2018		176
2019		157
2020		141
Thereafter		542
Total		$1,422

7)	Deposits

The aggregate amount of time deposit accounts with balances greater than $250,000 at December 31, 2015 and 2014 amounted to $37.7 million and $34.6 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2015	2014	2013
	(In Thousands)
Interest-bearing demand deposits	$20	16	13
Money market and savings deposits	197	113	132
Time deposits	5,662	4,797	5,070
	$5,879	4,926	5,215

A summary of the contractual maturities of time deposits at December 31, 2015 is as follows:

(In Thousands)
Within one year	$508,357
One to two years	125,148
Two to three years	9,749
Three to four years	2,971
Four through five years	3,832
$650,057

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

8)	Borrowings

Borrowings consist of the following:

	December 31, 2015		December 31, 2014
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(In Thousands)
Short-term repurchase agreements	$7,203	3.19%	-	0.00%

Federal Home Loan Bank advances maturing:
2016	220,000	4.34%	220,000	4.34%
2017	65,000	3.19%	65,000	3.19%
2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing:
2017	84,000	3.96%	84,000	3.96%
	$441,203	3.88%	434,000	3.89%

The short-term repurchase agreements represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed.  The short-term repurchase agreement has $7.2 million balance on a total commitment of $35.0 million at December 31, 2015.

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

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $94.1 million at December 31, 2015.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 51% of the carrying value of home equity loans and 75% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $19.5 million at December 31, 2015 and $17.5 million at December 31, 2014. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

The actual and required capital amounts and ratios as of December 31, 2015 and 2014 are presented in the table below:

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	$405,947	33.41%	$97,207	8.00%	N/	A	N/	A
WaterStone Bank	374,435	30.92%	96,885	8.00%	121,106		10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	390,747	32.16%	72,905	6.00%	N/	A	N/	A
WaterStone Bank	359,284	29.67%	72,664	6.00%	96,885		8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	390,747	32.16%	54,679	4.50%	N/	A	N/	A
WaterStone Bank	359,284	29.67%	54,498	4.50%	78,719		6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial , Inc.	390,747	22.20%	70,417	4.00%	N/	A	N/	A
WaterStone Bank	359,284	20.45%	70,286	4.00%	87,857		5.00%
State of Wisconsin (to total assets)
WaterStone Bank	359,284	20.43%	105,493	6.00%	N/	A	N/	A

	December 31, 2014
	(Dollars In Thousands)
Total capital (to risk-weighted assets)	$357,514	31.98%	89,428	8.00%	111,785		10.00%
Tier I capital (to risk-weighted assets)	343,483	30.73%	44,714	4.00%	67,071		6.00%
Tier I capital (to average assets)	343,483	19.04%	72,175	4.00%	90,219		5.00%
State of Wisconsin (to total assets)	343,483	19.33%	106,643	6.00%	N/	A	N/	A

10)	Stock Based Compensation

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

The 610,000 stock options granted to employees under this plan vest over a period of five years. The 600,000 stock option awards granted to directors under this plan vest over a period of eight years. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised.

The 365,500 restricted stock awards granted to employees under this plan vest in five periods over four years with one period vesting immediately. The 184,000 stock awards granted to directors under this plan vest in eight periods over seven years with one period vesting immediately. The fair value of the awards were  equal to the quoted NASDAQ market close price on the vest date.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of a peer group including Waterstone Financial, Inc. stock from approximately five years prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the year ended December 31, 2015. There were no options granted during the year ended December 31, 2014.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

	2015
	Minimum	Maximum
Dividend Yield	1.45%	1.57%
Risk-free interest rate	1.60%	1.72%
Expected volatility	28.24%	31.88%
Weighted average expected life	4.5	5.0
Weighted average per share value of options	$3.08	3.24

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

A summary of the Company's stock option activity for the years ended December 31, 2015, 2014 and 2013 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Years Remaining in Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding December 31, 2012	1,119,795	$11.95	5.69	1,622
Options exercisable at December 31, 2012	816,939	15.12	4.31	80

Granted	-	-		-
Exercised	(1,097)	1.72		(9)
Forfeited	(19,751)	4.63		(112)
Outstanding December 31, 2013	1,098,947	12.11	4.18	2,744
Options exercisable at December 31, 2013	870,707	14.23	3.28	636

Granted	-	-		-
Exercised	(31,624)	1.73		361
Forfeited	(96,576)	13.33		(18)
Outstanding December 31, 2014	970,747	12.33	3.32	797
Options exercisable at December 31, 2014	824,803	14.16	2.67	(829)

Granted	1,210,000	12.79		1,584
Exercised	(62,276)	1.90		760
Forfeited	(15,424)	13.42		10
Outstanding December 31, 2015	2,103,047	12.90	6.15	2,533
Options exercisable at December 31, 2015	810,255	14.25	1.63	(123)

The following table summarizes information about the Corporation's stock options outstanding at December 31, 2015.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price	Remaining Life (Years)
Range of Exercise Prices
$0.01 - $5.00	195,781	$2.31	5.70	107,989	$2.71	5.42
$5.01 - $10.00	-	-	-	-	-	-
$10.01 - $15.00	1,215,973	12.78	9.14	10,973	11.65	1.96
Over $15.01	691,293	16.10	1.03	691,293	16.10	1.03
	2,103,047	$12.90	6.15	810,255	$14.25	1.63

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

      The following table summarizes information about the Company's nonvested stock option activity for the years ended December 31, 2015 and 2014:

Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2013	228,238	$1.33
Granted	-	-
Vested	(62,543)	1.41
Forfeited	(19,751)	1.14
Nonvested at December 31, 2014	145,944	1.32

Nonvested at December 31, 2014	145,944	$1.32
Granted	1,210,000	3.23
Vested	(55,957)	2.20
Forfeited	(7,195)	3.19
Nonvested at December 31, 2015	1,292,792	3.09

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  During the year ended December 31, 2015, 1,210,000 options were granted, 15,424 were forfeited, of which 8,229 were vested.  During the year ended December 31, 2014, no options were granted, 96,576 were forfeited, of which 82,297 were vested.  During the year ended December 31, 2013, no options were granted and 19,751 were forfeited, of which 7,681 were vested.  Expense for the stock options granted of $580,000, $80,000 and $81,000 was recognized during the years ended December 31, 2015, 2014 and 2013, respectively.  At December 31, 2015, the Company had $3.4 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 68 months.

The following table summarizes information about the Company's restricted stock shares activity for the years ended December 31, 2015 and 2014:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	87,784	$1.72
Granted	-	-
Vested	(21,945)	1.73
Forfeited	(16,459)	1.73
Nonvested at December 31, 2014	49,380	1.73

Nonvested at December 31, 2014	49,380	1.73
Granted	549,500	12.77
Vested	(110,559)	11.11
Forfeited	-	-
Nonvested at December 31, 2015	488,321	12.03

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  During the year ended December 31, 2015, 549,500 shares of restricted stock were granted and no shares were forfeited.  During the year ended December 31, 2014, no shares of restricted stock were granted and 16,459 shares were forfeited.  Expense for the restricted stock awards of $2.2 million, $28,000 and $45,000 was recorded for the years ended December 31, 2015, 2014 and 2013, respectively.  At December 31, 2015, the Company had $4.8 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period 51 months.

11)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank's Plan.  Waterstone Mortgage employees over 18 years of age are eligible to participate in its Plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made matching contributions of $595,000, $488,000 and $486,000 to the Plans during the years ended December 31, 2015, 2014 and 2013 respectively.

The Company has a nonqualified salary continuation plan for one former employee, that provides for payments of specific amounts over a 10-year period subsequent to the employee's retirement. The deferred compensation liability was accrued ratably to the employee's respective normal retirement date. Payments made to the retired employee, which will continue until June of 2017, reduce the liability.  As of December 31, 2015 and 2014, approximately $228,000 and $384,000 was accrued related to this plan. This agreement is funded by a life insurance policy with a death benefit of $7.4 million and a cash surrender value of $4.3 million and $3.9 million at December 31, 2015 and 2014, respectively. The former employee has no interest in this policy.  There was no expense for compensation under this agreement during the years ended December 31, 2015, 2014 and 2013.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

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

During the year ended December 31, 2014, the Plan borrowed an additional $23.8 million from the Company and refinanced the remaining 83,561 shares (related to the 2005 Plan purchase), purchased an additional 2,024,000 shares of common stock of the Company in the open market.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-twentieth of the total 2,107,561 shares are scheduled to be released annually as shares are earned over a period of twenty years, beginning with the period ended December 31, 2015.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as "Unearned ESOP shares" in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $1.4 million, $1.2 million and $719,000, respectively for the years ended December 31, 2015, 2014 and 2013.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, 2015 and 2014 is as follows:

	2015	2014
Beginning ESOP shares	2,002,183	83,561
Shares purchased under 2014 plan	-	2,024,000
Shares committed to be released	(105,378)	(105,378)
Unreleased shares	1,896,805	2,002,183

Fair value of unreleased shares	$26.7	26.2

13)	Income Taxes

The provision for income taxes for the year ended December 31, 2015, 2014 and 2013 consists of the following:

	Years ended December 31,
	2015	2014	2013
	(In Thousands)
Current:
Federal	$8,061	3,158	2,842
State	1,342	301	385
	9,403	3,459	3,227
Deferred:
Federal	(447)	2,578	3,861
State	293	1,138	1,533
	(154)	3,716	5,394
Total	$9,249	7,175	8,621

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2015, 2014 and 2013 as follows:

	Years ended December 31,
	2015	2014	2013
	(Dollars In Thousands)
Income before income taxes	$25,819	19,907	23,329
Tax at Federal statutory rate (35%)	9,037	6,967	8,165
Add (deduct) effect of:
State income taxes net of Federal income tax benefit	1,063	936	1,246
Cash surrender value of life insurance	(496)	(451)	(376)
Non-deductible ESOP and stock option expense	181	39	(62)
Tax-exempt interest income	(552)	(514)	(392)
Non-deductible compensation	154	170	-
ESOP dividends	(185)	-	-
Other	47	28	40
Income tax provision	9,249	7,175	8,621
Effective tax rate	35.8%	36.0%	37.0%

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

The significant components of the Company's net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2015 and 2014:

	December 31,
	2015	2014
Gross deferred tax assets:	(In Thousands)
Fixed assets	$765	290
Compensation agreements	96	149
Restricted stock and stock options	1,363	911
Allowance for loan losses	6,285	7,272
Repurchase reserve for loans sold	192	145
Real estate owned	1,643	1,001
Nonaccrual interest	709	1,371
Capital loss carryforward	441	465
State NOL carryforward	-	230
Unrealized loss on impaired securities	45	45
Other	165	87
Total gross deferred tax assets	11,704	11,966
Gross deferred tax liabilities:
Unrealized gain on securities available for sale, net	(701)	(1,130)
Mortgage servicing rights	(575)	(1,019)
FHLB stock	(728)	(729)
Deferred loan fees	(738)	(708)
Deferred liabilities	(2,742)	(3,586)
Net deferred tax assets	$8,962	8,380

The Company has a Wisconsin NOL carry forward of $30,000 at December 31, 2015 which will begin to expire in 2028. The Company has a capital loss carry forward of $1.2 million which will expire if unused as of December 31, 2017.

The Company has a deferred tax asset of $857,000 related to stock options awarded in 2007.  The stock options awarded in 2007 are set to expire in January 2017.  If these awards are not exercised, the Company will have to recognize additional tax expense equal to the amount of the deferred tax asset upon expiration.  Per ASC 718, the determination of a need for a valuation allowance against stock-based compensation awards by a company should not consider the current fair market value of its stock.  Therefore, no valuation allowance has been recorded against these awards, even though these awards are currently out-of-the-money and unlikely to be exercised.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2015 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and combined state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to state income tax examinations by certain state tax authorities for years before 2011 or subject to federal tax examinations for the years 2014.
In the fourth quarter of 2014, the Internal Revenue Service commenced an examination of the Company's federal income tax returns for 2012 through 2013.  The examination concluded in the fourth quarter 2015 with no findings or adjustments proposed.

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

The following table presents the liabilities subject to an enforceable master netting agreement as of December 31, 2015 and December 31, 2014.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In thousands)
December 31, 2015
Repurchase Agreements
Short-term	$7,203	-	7,203	7,203	-
Long-term	84,000	-	84,000	84,000	-
	$91,203	-	91,203	91,203	-

December 31, 2014
Repurchase Agreements
Short-term	$-	-	-	-	-
Long-term	84,000	-	84,000	84,000	-
	$84,000	-	84,000	84,000	-

15)	Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

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

	December 31,
	2015	2014
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans(1)	$10,307	18,889
Commitments to extend credit under home equity lines of credit	14,173	14,775
Unused portion of construction loans	25,545	12,333
Unused portion of business lines of credit	16,392	11,599
Standby letters of credit	566	766
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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2015 and 2014.

In the normal course of business, the Company, or it's subsidiaries are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Herrington, et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a lawsuit that was filed in the Federal District Court for the Western District of Wisconsin and has been transferred to arbitration alleging that Waterstone Mortgage Corporation violated the Fair Labor Standards Act and failed to pay loan officers consistent with their various contracts.  Waterstone Mortgage Corporation is and will continue to vigorously defend its interests in this matter.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At December 31, 2015, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $285.0 million and interest rate lock commitments with an aggregate notional amount of approximately $150.3 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2015 included a loss of $125,000 that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2015 included a gain of $2.3 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Available for sale securities
Mortgage-backed securities	$96,667	-	96,667	-
Collateralized mortgage obligations
Government sponsored enterprise issued	70,428	-	70,428	-
Government sponsored enterprise bonds	3,746	-	3,746	-
Municipal securities	79,159	-	79,159	-
Other debt securities	16,963	2,600	14,363	-
Certificates of deposit	2,695	-	2,695	-
Loans held for sale	166,516	-	166,516	-
Mortgage banking derivative assets	2,313	-	-	2,313
Mortgage banking derivative liabilities	125	-	-	125

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Available for sale securities
Mortgage-backed securities	$117,128	-	117,128	-
Collateralized mortgage obligations
Government sponsored enterprise issued	59,071	-	59,071	-
Government sponsored enterprise bonds	6,711	-	6,711	-
Municipal securities	77,108	-	77,108	-
Other debt securities	7,528	2,550	4,978	-
Certificates of deposit	5,897	-	5,897	-
Loans held for sale	125,073	-	125,073	-
Mortgage banking derivative assets	1,644	-	-	1,644
Mortgage banking derivative liabilities	645	-	-	645

The following summarizes the valuation techniques for assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

Available for sale securities – The Company's investment securities classified as available for sale include: mortgage-backed securities, collateralized mortgage obligations, government sponsored enterprise bonds, municipal securities and other debt securities. The fair value of mortgage-backed securities, collateralized mortgage obligations and government sponsored enterprise bonds are determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model.  Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities, prepayment models and bid/offer market data.  For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread.  These model and matrix measurements are classified as Level 2 and Level 3 in the fair value hierarchy.  The fair value of municipal securities is determined by a third party valuation source using observable market data utilizing a multi-dimensional relational pricing model.  Standard inputs to this model include observable market data such as benchmark yields, reported trades, broker quotes, rating updates and issuer spreads.  These model measurements are classified as Level 2 in the fair value hierarchy.  The fair value of other debt securities, which includes a trust preferred security issued by a financial institution and corporate bonds.  The fair value of the trust preferred security is determined through quoted prices in active markets and is classified as Level 1 in the fair value hierarchy.  The corporate bond is valued by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model.  Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities, prepayment models and bid/offer market data.

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
Years ended December 31, 2015, 2014 and 2013

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2015 and 2014.

Mortgage banking derivatives, net

Balance at December 31, 2013	$1,189

Transfer into level 3	-
Mortgage derivative gain, net	(190)
Balance at December 31, 2014	999

Transfer into level 3	-
Mortgage derivative gain, net	1,189
Balance at December 31, 2015	$2,188

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$8,024	-	-	8,024
Real estate owned	9,190	-	-	9,190

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$18,758	-	-	18,758
Real estate owned	18,706	-	-	18,706
Mortgage servicing rights	9	-	-	9
_________
(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2015, loans determined to be impaired with an outstanding balance of $9.6 million were carried net of specific reserves of $1.6 million for a fair value of $8.0 million.  At December 31, 2014, loans determined to be impaired with an outstanding balance of $22.5 million were carried net of specific reserves of $3.7 million for a fair value of $18.8 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the fair value of real estate owned totaled $2.2 million and $1.5 million during the year ended December 31, 2015 and 2014, respectively and are recorded in real estate owned expense. At December 31, 2015 and December 31, 2014, real estate owned totaled $9.2 million and $18.7 million, respectively.

Mortgage servicing rights -  The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  For the purpose of measuring impairment, mortgage servicing rights are stratified based upon predominant risk characteristics of the underlying loans.  At December 31, 2015, there was no impairment identified for mortgage servicing rights. At December 31, 2014, the Company determined that the mortgage servicing rights were partially impaired, and as a result, recorded an impairment valuation allowance of $10,000.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant Unobservable Input Value
	December 31, 2015	Valuation Technique	Unobservable Inputs	Minimum Value	Maximum Value
Mortgage banking derivatives	$2,188	Pricing models	Pull through rate	50.0%	100.0%
Impaired loans	8,024	Market approach	Discount rates applied to appraisals	15.0%	35.0%
Real estate owned	9,190	Market approach	Discount rates applied to appraisals	0.0%	85.7%
Mortgage servicing rights	1,658	Pricing models	Prepayment rate	7.5%	27.1%
			Discount rate	10.0%	11.0%
			Cost to service	$76.36	$339.90
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
The carrying amounts and fair values of the Company's financial instruments consist of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015					December 31, 2014
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$100,471	100,471	100,471	-	-	172,820	172,820	167,370	5,450	-
Securities available-for-sale	269,658	269,658	2,600	267,058	-	273,443	273,443	2,550	270,893	-
Loans held for sale	166,516	166,516	-	166,516	-	125,073	125,073	-	125,073	-
Loans receivable	1,114,934	1,165,370	-	-	1,165,370	1,094,990	1,184,398	-	-	1,184,398
FHLB stock	19,500	19,500	-	19,500	-	17,500	17,500	-	17,500	-
Accrued interest receivable	4,108	4,108	4,108	-	-	4,029	4,029	4,029	-	-
Mortgage servicing rights	1,422	1,658	-	-	1,658	2,511	2,808	-	-	2,808
Mortgage banking derivative assets	2,313	2,313	-	-	2,313	1,644	1,644	-	-	1,644

Financial Liabilities
Deposits	893,361	894,015	243,304	650,711	-	863,960	866,173	211,325	654,848	-
Advance payments by borrowers for taxes	3,661	3,661	3,661	-	-	4,991	4,991	4,991	-	-
Borrowings	441,203	463,238	-	463,238	-	434,000	459,484	-	459,484	-
Accrued interest payable	1,642	1,642	1,642	-	-	1,600	1,600	1,600	-	-
Mortgage banking derivative liabilities	125	125	-	-	125	645	645	-	-	645

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

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
Years ended December 31, 2015, 2014 and 2013

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

	For the year ended December 31,
	2015	2014	2013
	(In Thousands, except per share amounts)
Net income	16,570	12,732	14,708
Net income available to unvested restricted stockholders	19	19	38
Net income available to common stockholders	$16,551	12,713	14,670

Weighted average shares outstanding	29,161	33,406	34,185
Effect of dilutive potential common shares	270	237	254
Diluted weighted average shares outstanding	29,431	33,643	34,439

Basic income per share	$0.57	0.38	0.43
Diluted income per share	$0.56	0.38	0.43

19)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2015	2014
	(In Thousands)
Assets
Cash and cash equivalents	$30,833	101,637
Securities available for sale (at fair value)	2,600	2,550
Investment in subsidiaries	359,191	345,234
Other assets	904	2,596
Total Assets	$393,528	452,017

Liabilities and shareholders' equity
Liabilities:
Other liabilities	1,598	1,780
Shareholders' equity
Preferred Stock (par value $.01 per share), Authorized - 50,000,000 shares in 2015 and 2014, no shares issued	-	-
Common stock (par value $.01 per share), Authorized - 100,000,000 shares in 2015 and in 2014, Issued - 29,407,455 in 2015 and 34,420,094 in 2014, Outstanding - 29,407,455 in 2015 and 34,420,094 in 2014	294	344
Additional paid-in-capital	317,022	313,894
Retained earnings	168,089	157,304
Unearned ESOP shares	(21,365)	(22,552)
Cost of shares repurchased (5,624,415 in 2015 and 0 in 2014), at cost	(72,692)	-
Accumulated other comprehensive income (net of taxes)	582	1,247
Total shareholders' equity	391,930	450,237
Total liabilities and shareholders' equity	$393,528	452,017

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

Statements of Operations

	For the year ended December 31,
	2015	2014	2013
	(In Thousands)

Interest income	$770	1,078	586
Equity in income of subsidiaries	16,513	12,431	14,468
Total income	17,283	13,509	15,054

Compensation	-	52	(118)
Professional fees	24	2	16
Other expense	586	370	287
Total expense	610	424	185

Income before income tax expense	16,673	13,085	14,869

Income tax expense	103	353	161
Net income	$16,570	12,732	14,708

Statements of Cash Flows

	For the year ended December 31,
	2015	2014	2013
	(In Thousands)
Cash flows from operating activities
Net income	$16,570	12,732	14,708
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned ESOP	1,385	1,217	718
Stock based compensation	2,817	109	126
Deferred income taxes	49	80	(21)
Equity in earnings of subsidiaries	(16,513)	(12,431)	(14,468)
Change in other assets and liabilities	(1,286)	599	(1,051)
Net cash provided by operating activities	3,022	2,306	12

Cash flows used in investing activities:
Capital contributions to subsidiary	-	(124,211)	-
Call of debt securities	-	2,609	-
Net cash used in investing activities	-	(121,602)	-

Dividends received from subsidiary	4,678	-	-
Cash dividends on common stock	(5,869)	(5,003)	-
Financing for purchase of ESOP shares	-	(22,884)	-
Proceeds from stock option exercises	113	49	-
Proceeds/refunds from stock offering	-	248,422	-
Purchase of common stock returned to authorized but unissued	(72,748)	-	-
Net cash (used in) provided by financing activities	(73,826)	220,584	-
Net (decrease) increase in cash	(70,804)	101,288	12
Cash and cash equivalents at beginning of year	101,637	349	337
Cash and cash equivalents at end of year	$30,833	101,637	349

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

20)	Segment Reporting

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

	As of or for the Year ended December 31, 2015
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income	$37,735	759	350	38,844
Provision for loan losses	1,600	365	-	1,965
Net interest income after provision for loan losses	36,135	394	350	36,879

Noninterest income	3,493	101,499	(518)	104,474

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	16,462	65,712	(421)	81,753
Occupancy, office furniture, and equipment	3,278	6,009	-	9,287
FDIC insurance premiums	1,058	-	-	1,058
Real estate owned	2,649	15	-	2,664
Other	4,512	16,169	91	20,772
Total noninterest expenses	27,959	87,905	(330)	115,534
Income before income taxes	11,669	13,988	162	25,819
Income taxes	3,419	5,727	103	9,249
Net income	$8,250	8,261	59	16,570

Total Assets	$1,729,582	188,324	(155,177)	1,762,729

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

	As of or for the Year ended December 31, 2014
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income	$39,591	1,051	665	41,307
Provision for loan losses	750	400	-	1,150
Net interest income after provision for loan losses	38,841	651	665	40,157

Noninterest income	3,264	81,710	(406)	84,568

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	14,915	54,626	(369)	69,172
Occupancy, office furniture and equipment	3,350	7,019	-	10,369
FDIC insurance premiums	1,395	-	-	1,395
Real estate owned	2,473	9	-	2,482
Other	4,819	16,616	(35)	21,400
Total noninterest expenses	26,952	78,270	(404)	104,818
Income before income taxes	15,153	4,091	663	19,907
Income taxes	5,173	1,649	353	7,175
Net income	$9,980	2,442	310	12,732

Total Assets	$1,758,707	145,980	(121,307)	1,783,380

	As of or for the Year ended December 31, 2013
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$38,148	557	501	39,206
Provision for loan losses	4,472	60	-	4,532
Net interest income after provision for loan losses	33,676	497	501	34,674

Noninterest income	3,134	84,879	(214)	87,799

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,526	55,484	(203)	68,807
Occupancy, office furniture and equipment	3,052	5,194	(81)	8,165
FDIC insurance premiums	1,986	-	-	1,986
Real estate owned	255	-	-	255
Other	4,197	15,565	169	19,931
Total noninterest expenses	23,016	76,243	(115)	99,144
Income before income taxes	13,794	9,133	402	23,329
Income taxes	4,777	3,682	162	8,621
Net income	$9,017	5,451	240	14,708

Total Assets	$1,895,833	119,401	(68,195)	1,947,039

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

Disclosure Controls and Procedures: Waterstone Financial, Inc. management, with the participation of Waterstone Financial, Inc.'s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Waterstone Financial, Inc.'s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, Waterstone Financial, Inc.'s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Waterstone Financial, Inc.'s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Waterstone Financial, Inc. in the reports that it files or submits under the Exchange Act.

Change in Internal Control Over Financial Reporting:  There have not been any changes in Waterstone Financial, Inc.'s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the period to which this report relates that have materially affected, or are reasonably likely to materially affect, Waterstone Financial, Inc.'s internal control over financial reporting.

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

As of December 31, 2015, management assessed the effectiveness of the Company's internal control over financial reporting based on criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2015 is effective.

RSM US LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, is included below under the heading "Report of Independent Registered Public Accounting Firm."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Waterstone Financial, Inc.

We have audited Waterstone Financial, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Waterstone Financial, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, Waterstone Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as and for the year ended December 31, 2015 of Waterstone Financial, Inc. and our report dated March 4, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Milwaukee, Wisconsin
March 4, 2016

Item 9B.       Other Information.

None

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

The information in the Company's definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption "Election of Directors" and compliance with Section 16 reporting requirements under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and information concerning executive officers of the Company under the caption "Executive Officers of Waterstone Financial" and information concerning corporate governance under the caption "Other Board and Corporate Governance Matters" in Part I hereof is incorporated herein by reference.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 58	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
William F. Bruss, 46	General Counsel, Executive Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Mark R. Gerke, 41	Chief Financial Officer and Vice President of Waterstone Financial and of WaterStone Bank	2016
Rebecca M. Arndt, 48	Senior Vice President – Retail Operations of WaterStone Bank	2006
Eric J. Egenhoefer, 40	President of Waterstone Mortgage Corporation	2008
Kevin P. Gillespie, 58	Chief Operating Officer of Waterstone Mortgage Corporation	2014

*	Excluding directorships and excluding positions with Bank subsidiary that do not constitute a substantial part of the officers' duties.

Item 11.      Executive Compensation

The information in the Company's definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Discussion and Analysis" is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company's definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Stock Ownership of Certain Beneficial Owners" is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2015 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2006 Equity Incentive Plan	1,362,496	(1)	$13.04	277,197
2015 Equity Incentive Plan	1,754,500	(2)	$12.79	1,787,500
__________
(1)	Consists of 1,087,411 shares reserved for grants of stock options and 366,161 shares reserved for grants of restricted stock. On December 31, 2015, 898,047 options were outstanding with a weighted average exercise price of $13.04 of which 810,255 were exercisable as of that date.
(2)
Consists of 1,205,000 shares reserved for grants of stock options and 549,500 shares reserved for grants of restricted stock.  On December 31, 2015, 1,205,000 options were outstanding with a weighted average exercise price of $12.79 of which none were exercisable as of that date.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information in the Company's definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Certain Transactions with the Company" and "Board Meetings and Committee" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company's definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Independent Registered Public Accounting Firm," is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the Report:
1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

Consolidated Statements of Financial Condition – December 31, 2015 and 2014.

Consolidated Statements of Operations – Years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income  – Years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Changes in Shareholders' Equity – Years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements.

Report of RSM US LLP, Independent Registered Public Accounting Firm, on consolidated financial statements.

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
March 4, 2016

	By:	/s/Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes Douglas S. Gordon, Mark R. Gerke, and William F. Bruss, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*

Signature and Title

/s/Douglas S. Gordon	/s/Patrick S. Lawton
Douglas S. Gordon,	Patrick S. Lawton, Chairman and Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/Mark R. Gerke	/s/Ellen S. Bartel
Mark R. Gerke	Ellen S. Bartel, Director
Chief Financial Officer

/s/William F. Bruss	/s/Thomas E. Dalum
William F. Bruss	Thomas E Dalum, Director
Chief Operating Officer

/s/Michael L. Hansen
Michael L. Hansen, Director

/s/Kristine A. Rappé
Kristine A. Rappé, Director

/s/Stephen J. Schmidt
Stephen J. Schmidt, Director

*Each of the above signatures is affixed as of March 4, 2016.

WATERSTONE FINANCIAL, INC
("Waterstone Financial" or the "Company")
Commission File No. 000-51507

EXHIBIT INDEX
TO
2015 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2015:

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

10.1	Wauwatosa Holdings, Inc 2006 Equity Incentive Plan †(1)

10.2	Employment Agreement By and Between Waterstone Mortgage Corporation and Eric J. Egenhoefer †(2)

10.3	Bonus Description for President of Waterstone Mortgage Corporation †(2)

10.4	Waterstone Financial, Inc. 2015 Equity Incentive Plan †(3)

10.5	Employment Agreement By and Between WaterStone Bank SSB and Douglas S. Gordon †(4)

11.1	Statement re: Computation of Per Share Earnings	See Note 18 in Part II Item 8

21.1	List of Subsidiaries		X

23.1	Consent of Independent Registered Public Accounting Firm		X

23.2	Consent of Independent Registered Public Accounting Firm		X

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial		X

† Management compensation contract or agreement
(1) Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders filed by Wauwatosa Holdings, Inc (the predecessor corporation to Waterstone Financial, Inc., a federal corporation) (Commission file no. 000-51507), filed with the U.S. Securities and Exchange Commission on March 27, 2006.
(2) Incorporated by reference to the registration Statement on Form S-1 (Registration No. 333-189160), initially filed with the U.S. Securities and Exchange Commission on June 7, 2013.
(3) Incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Shareholders filed with the Securities and Exchange Commission on January 23, 2015 (File No. 001-36271).
(4) Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 24, 2014 (File No. 001-36271).