Form 10-Q
period 2016-03-31
Waterstone Financial, Inc.
filed 2016-04-29
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 29,137,029 at April 28, 2016.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item l. Financial Statements	3
Consolidated Statements of Financial Condition as of March 31, 2016 (unaudited) and December 31, 2015	3
Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (unaudited)	5
Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2016 and 2015 (unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	8 - 34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	35 - 50
Item 3. Quantitative and Qualitative Disclosures about Market Risk	51
Item 4. Controls and Procedures	52

PART II. OTHER INFORMATION	52

Item 1. Legal Proceedings	52
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	52 52 53 53 53
Item 6. Exhibits	53
Signatures	53

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2016	December 31, 2015
Assets	(Dollars In Thousands, except share and per share data)
Cash	$79,077	57,419
Federal funds sold	22,877	20,297
Interest-earning deposits in other financial institutions and other short term investments	20,760	22,755
Cash and cash equivalents	122,714	100,471
Securities available for sale (at fair value)	267,733	269,658
Loans held for sale (at fair value)	107,387	166,516
Loans receivable	1,112,237	1,114,934
Less: Allowance for loan losses	15,805	16,185
Loans receivable, net	1,096,432	1,098,749

Office properties and equipment, net	25,109	25,328
Federal Home Loan Bank stock (at cost)	19,500	19,500
Cash surrender value of life insurance	59,803	49,562
Real estate owned, net	8,304	9,190
Prepaid expenses and other assets	30,596	23,755
Total assets	$1,737,578	1,762,729

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$101,934	102,673
Money market and savings deposits	147,074	140,631
Time deposits	669,288	650,057
Total deposits	918,296	893,361

Borrowings	396,222	441,203
Advance payments by borrowers for taxes	9,375	3,661
Other liabilities	20,259	32,574
Total liabilities	1,344,152	1,370,799

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2016 and in 2015, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2016 and in 2015
Issued - 29,147,729 in 2016 and 29,407,455 in 2015
Outstanding - 29,147,729 in 2016 and 29,407,455 in 2015	292	294
Additional paid-in capital	317,552	317,022
Retained earnings	170,586	168,089
Unearned ESOP shares	(21,068)	(21,365)
Accumulated other comprehensive income, net of taxes	2,442	582
Cost of shares repurchased (5,895,932 shares in 2016 and 5,624,415 shares in 2015)	(76,378)	(72,692)
Total shareholders' equity	393,426	391,930
Total liabilities and shareholders' equity	$1,737,578	1,762,729

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In Thousands, except per share amounts)

Interest income:
Loans	$13,784	13,313
Mortgage-related securities	838	839
Debt securities, federal funds sold and short-term investments	974	866
Total interest income	15,596	15,018
Interest expense:
Deposits	1,719	1,353
Borrowings	3,894	4,229
Total interest expense	5,613	5,582
Net interest income	9,983	9,436
Provision for loan losses	205	335
Net interest income after provision for loan losses	9,778	9,101
Noninterest income:
Service charges on loans and deposits	337	406
Increase in cash surrender value of life insurance	241	207
Mortgage banking income	20,614	21,039
Gain on sale of available for sale securities	-	44
Other	253	337
Total noninterest income	21,445	22,033
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	17,686	18,078
Occupancy, office furniture, and equipment	2,336	2,443
Advertising	658	653
Data processing	643	575
Communications	342	370
Professional fees	523	497
Real estate owned	144	543
FDIC insurance premiums	205	336
Other	2,685	2,933
Total noninterest expenses	25,222	26,428
Income before income taxes	6,001	4,706
Income tax expense	2,140	1,690
Net income	$3,861	3,016
Income per share:
Basic	$0.14	0.09
Diluted	$0.14	0.09
Weighted average shares outstanding:
Basic	26,966	32,369
Diluted	27,279	32,650

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In Thousands)
Net income	$3,861	3,016

Other comprehensive income, net of tax:
Net unrealized holding gain on available for sale securities:
Net unrealized holding gain arising during the period, net of tax expense of $(1,200)and $(843) respectively	1,860	1,304

Reclassification adjustment for net gain included in net income during the period, net of tax expense of $0 and $17, respectively	-	(27)

Total other comprehensive income	1,860	1,277
Comprehensive income	$5,721	4,293

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive	Cost of Shares	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income	Repurchased	Equity

Balances at December 31, 2014	34,420	$344	313,894	157,304	(22,552)	1,247	-	450,237

Comprehensive income:
Net income	-	-	-	3,016	-	-	-	3,016
Other comprehensive income	-	-	-	-	-	1,277	-	1,277
Total comprehensive income								4,293

ESOP shares committed to be released to Plan participants	-	-	43	-	297	-	-	340
Cash dividend, $0.05 per share	-	-	-	(1,611)	-	-	-	(1,611)
Stock compensation activity, net of tax	557	6	30	-	-	-	-	36
Stock compensation expense	-	-	1,376	-	-	-	-	1,376
Purchase of common stock returned to authorized but unissued	(412)	(4)	-	-	-	-	(5,346)	(5,350)

Balances at March 31, 2015	34,565	$346	315,343	158,709	(22,255)	2,524	(5,346)	449,321

Balances at December 31, 2015	29,407	$294	317,022	168,089	(21,365)	582	(72,692)	391,930

Comprehensive income:
Net income	-	-	-	3,861	-	-	-	3,861
Other comprehensive income	-	-	-	-	-	1,860	-	1,860
Total comprehensive income								5,721

ESOP shares committed to be released to Plan participants	-	-	65	-	297	-	-	362
Cash dividend, $0.05 per share	-	-	-	(1,364)	-	-	-	(1,364)
Stock based compensation activity	13	-	65	-	-	-	-	65
Stock compensation expense	-	-	400	-	-	-	-	400
Purchase of common stock returned to authorized but unissued	(272)	(2)	-	-	-	-	(3,686)	(3,688)

Balances at March 31, 2016	29,148	$292	317,552	170,586	(21,068)	2,442	(76,378)	393,426

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In Thousands)

Operating activities:
Net income	$3,861	3,016
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	205	335
Provision for depreciation	702	798
Stock based compensation	400	1,376
Net amortization of premium/discount on debt and mortgage related securities	252	343
Amortization of unearned ESOP shares	362	340
Amortization and impairment of mortgage servicing rights	164	177
Gain on sale of loans held for sale	(20,196)	(19,868)
Loans originated for sale	(371,222)	(398,990)
Proceeds on sales of loans originated for sale	450,547	379,083
Increase in accrued interest receivable	(326)	(185)
Increase in cash surrender value of life insurance	(241)	(207)
Decrease in accrued interest on deposits and borrowings	(156)	(1)
Decrease in other liabilities	(51)	(1,706)
(Increase) decrease in accrued tax receivable	(887)	1,257
Gain on sale of available for sale securities	-	(44)
Net (gain) loss related to real estate owned	(19)	97
Gain on sale of mortgage servicing rights	-	(6)
Other	(6,957)	(2,677)
Net cash provided by (used in) operating activities	56,438	(36,862)

Investing activities:
Net decrease in loans receivable	1,017	22,060
Purchases of:
Mortgage related securities	(5,236)	(10,485)
Premises and equipment, net	(484)	(368)
Bank owned life insurance	(10,000)	-
Proceeds from:
Principal repayments on mortgage-related securities	8,990	8,856
Maturities of debt securities	980	735
Sales of debt securities	-	1,034
Sales of real estate owned	1,964	6,243
Net cash (used in) provided by investing activities	(2,769)	28,075

Financing activities:
Net increase (decrease) in deposits	24,935	(9,226)
Net change in short term borrowings	5,019	-
Repayment of long term debt	(50,000)	-
Net change in advance payments by borrowers for taxes	(6,381)	(5,579)
Cash dividends on common stock	(1,376)	(1,515)
Purchase of common stock returned to authorized but unissued	(3,688)	(5,350)
Proceeds from stock option exercises	65	30
Net cash used in financing activities	(31,426)	(21,640)
Increase (decrease) in cash and cash equivalents	22,243	(30,427)
Cash and cash equivalents at beginning of period	100,471	172,820
Cash and cash equivalents at end of period	$122,714	142,393

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	2,505	457
Interest payments	5,769	5,583
Noncash activities:
Loans receivable transferred to real estate owned	1,094	6,898
Dividends declared but not paid in other liabilities	1,525	1,611

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2015 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other period.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	March 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$90,435	2,015	(32)	92,418
Collateralized mortgage obligations:
Government sponsored enterprise issued	72,162	883	(18)	73,027
Mortgage-related securities	162,597	2,898	(50)	165,445

Government sponsored enterprise bonds	3,750	15	-	3,765
Municipal securities	77,423	2,426	(14)	79,835
Other debt securities	17,401	159	(600)	16,960
Debt securities	98,574	2,600	(614)	100,560
Certificates of deposit	1,715	14	(1)	1,728
	$262,886	5,512	(665)	267,733

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$95,911	1,004	(248)	96,667
Collateralized mortgage obligations:
Government sponsored enterprise issued	70,605	123	(300)	70,428
Mortgage-related securities	166,516	1,127	(548)	167,095

Government sponsored enterprise bonds	3,750	—	(4)	3,746
Municipal securities	77,509	1,730	(80)	79,159
Other debt securities	17,401	209	(647)	16,963
Debt securities	98,660	1,939	(731)	99,868
Certificates of deposit	2,695	4	(4)	2,695
	$267,871	3,070	(1,283)	269,658

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At March 31, 2016, $94.3 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of March 31, 2016, $2.3 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2015, $94.1 million of the Company's government sponsored enterprise bonds and $2.5 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities, respectively.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2016 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$13,610	13,679
Due after one year through five years	17,055	17,188
Due after five years through ten years	42,997	44,533
Due after ten years	26,627	26,888
Mortgage-related securities	162,597	165,445
	$262,886	267,733

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$2,911	(20)	823	(12)	3,734	(32)
Collateralized mortgage obligations:
Government sponsored enterprise issued	3,072	(18)	-	-	3,072	(18)
Municipal securities	7,217	(13)	301	(1)	7,518	(14)
Other debt securities	-	-	9,400	(600)	9,400	(600)
Certificates of Deposit	244	(1)	-	-	244	(1)
	$13,444	(52)	10,524	(613)	23,968	(665)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$18,488	(163)	5,577	(85)	24,065	(248)
Collateralized mortgage obligations:
Government sponsored enterprise issued	48,281	(300)	-	-	48,281	(300)
Government sponsored enterprise bonds	3,246	(4)	-	-	3,246	(4)
Municipal securities	9,409	(18)	5,555	(62)	14,964	(80)
Other debt securities	14,363	(647)	-	-	14,363	(647)
Certificates of deposit	976	(4)	-	-	976	(4)
	$94,763	(1,136)	11,132	(147)	105,895	(1,283)

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment. In evaluating whether a security's decline in market value is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, financial condition of the issuer and the underlying obligors, quality of credit enhancements, volatility of the fair value of the security, the expected recovery period of the security and ratings agency evaluations. In addition, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral.

As of March 31, 2016, the Company held two municipal securities that had previously been deemed to be other-than-temporarily impaired. Both securities were issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses charged to earnings with respect to these two municipal securities. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 for these municipal bonds.  During the year ended December 31, 2014, there were sales in the market of municipal issuer bonds at a discounted price that resulted in the Company recording additional credit losses. As of March 31, 2016, these securities had a combined amortized cost of $198,000 and total life-to-date impairment of $117,000.

As of March 31, 2016, the Company had one municipal security, one mortgage-backed security, and one other debt security which had been in an unrealized loss position for twelve months or longer. These securities were determined not to be other-than-temporarily impaired as of March 31, 2016. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration.  As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

There were no sales of securities during the three months ended March 31, 2016.  During the three months ended March 31, 2015, proceeds from the sale of securities totaled $1.0 million and resulted in gains totaling $44,000.  The $44,000 included in gain on sale of available for sale securities in the consolidated statements of income during the three months ended March 31, 2015 was reclassified from accumulated other comprehensive income.

Note 3 - Loans Receivable

Loans receivable at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$377,514	381,992
Multi-family	542,163	547,250
Home equity	23,946	24,326
Construction and land	12,866	19,148
Commercial real estate	130,640	118,820
Consumer	338	361
Commercial loans	24,770	23,037
	$1,112,237	1,114,934

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

Qualifying loans receivable totaling $886.5 million and $872.8 million at March 31, 2016 and December 31, 2015, respectively, are pledged as collateral against $300.0 million in outstanding Federal Home Loan Bank of Chicago (FHLBC) advances under a blanket security agreement.

As of March 31, 2016 and December 31, 2015, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of March 31, 2016 and December 31, 2015 follows:

	As of March 31, 2016
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,856	-	6,438	8,294	369,220	377,514
Multi-family	-	-	702	702	541,461	542,163
Home equity	98	58	110	266	23,680	23,946
Construction and land	-	-	227	227	12,639	12,866
Commercial real estate	-	-	213	213	130,427	130,640
Consumer	-	-	-	-	338	338
Commercial loans	26	3	-	29	24,741	24,770
Total	$1,980	61	7,690	9,731	1,102,506	1,112,237

	As of December 31, 2015
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$851	1,133	6,503	8,487	373,505	381,992
Multi-family	—	207	1,858	2,065	545,185	547,250
Home equity	255	96	110	461	23,865	24,326
Construction and land	-	-	238	238	18,910	19,148
Commercial real estate	57	-	223	280	118,540	118,820
Consumer	-	-	-	-	361	361
Commercial loans	-	-	—	—	23,037	23,037
Total	$1,163	1,436	8,932	11,531	1,103,403	1,114,934

(1)	Includes $1.1 million and $315,000 at March 31, 2016 and December 31, 2015, respectively, which are on non-accrual status.
(2)	Includes $60,000 and $467,000 at March 31, 2016 and December 31, 2015, respectively, which are on non-accrual status.
(3)	Includes $6.5 million and $7.9 million at March 31, 2016 and December 31, 2015, respectively, which are on non-accrual status.

A summary of the activity for the three months ended March 31, 2016 and 2015 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended March 31, 2016
Balance at beginning of period	$7,763	5,000	433	904	1,680	9	396	16,185
Provision (credit) for loan losses	298	98	74	(299)	(59)	1	92	205
Charge-offs	(205)	(432)	-	-	-	-	-	(637)
Recoveries	15	18	6	13	-	-	-	52
Balance at end of period	$7,871	4,684	513	618	1,621	10	488	15,805

Three months ended March 31, 2015
Balance at beginning of period	$9,877	5,358	422	687	1,951	8	403	18,706
Provision (credit) for loan losses	330	121	17	(46)	(67)	(2)	(18)	335
Charge-offs	(769)	(1,243)	(48)	-	(43)	-	-	(2,103)
Recoveries	229	520	60	13	5	2	-	829
Balance at end of period	$9,667	4,756	451	654	1,846	8	385	17,767

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of March 31, 2016 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$1,144	-	208	-	98	-	3	1,453
Allowance related to loans collectively evaluated for impairment	6,727	4,684	305	618	1,523	10	485	14,352

Balance at end of period	$7,871	4,684	513	618	1,621	10	488	15,805

Loans individually evaluated for impairment	$16,481	4,313	528	1,784	1,684	-	25	24,815

Loans collectively evaluated for impairment	361,033	537,850	23,418	11,082	128,956	338	24,745	1,087,422
Total gross loans	$377,514	542,163	23,946	12,866	130,640	338	24,770	1,112,237

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of December 31, 2015 follows:

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of March 31, 2016 and December 31, 2015:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2016
Substandard	$17,065	1,775	564	1,784	1,684	-	51	22,923
Watch	10,619	3,557	98	—	542	-	1,313	16,129
Pass	349,830	536,831	23,284	11,082	128,414	338	23,406	1,073,185
	$377,514	542,163	23,946	12,866	130,640	338	24,770	1,112,237

At December 31, 2015
Substandard	$19,148	2,553	684	1,794	1,766	-	55	26,000
Watch	11,352	3,634	128	-	1,161	-	402	16,677
Pass	351,492	541,063	23,514	17,354	115,893	361	22,580	1,072,257
	$381,992	547,250	24,326	19,148	118,820	361	23,037	1,114,934

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers' loan committee review and approval of all loans in excess of $500,000.   In addition, we utilize an independent loan review function for all loans.  Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans.  To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, multi-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship exceed $1.0 million  in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage.  Watch loans have potential weaknesses that deserve management's attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit.  Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged.  These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

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

The following tables present data on impaired loans at March 31, 2016 and December 31, 2015.

	As of or for the Three Months Ended March 31, 2016
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$7,236	8,175	1,144	939	7,262	68
Multi-family	-	-	-	-	-	-
Home equity	321	321	208	-	325	5
Construction and land	-	-	-	-	-	-
Commercial real estate	304	713	98	409	309	2
Consumer	-	-	-	-	-	-
Commercial	3	3	3	-	3	-
	7,864	9,212	1,453	1,348	7,899	75
Total Impaired with no Reserve
One- to four-family	9,245	10,606	-	1,361	9,451	101
Multi-family	4,313	5,350	-	1,037	4,326	61
Home equity	207	207	-	-	207	1
Construction and land	1,784	1,897	-	113	1,787	14
Commercial real estate	1,380	1,380	-	-	1,458	16
Consumer	-	-	-	-	-	-
Commercial	22	22	-	-	23	-
	16,951	19,462	-	2,511	17,252	193
Total Impaired
One- to four-family	16,481	18,781	1,144	2,300	16,713	169
Multi-family	4,313	5,350	-	1,037	4,326	61
Home equity	528	528	208	-	532	6
Construction and land	1,784	1,897	-	113	1,787	14
Commercial real estate	1,684	2,093	98	409	1,767	18
Consumer	-	-	-	-	-	-
Commercial	25	25	3	-	26	-
	$24,815	28,674	1,453	3,859	25,151	268

	As of or for the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$7,903	8,923	1,114	1,020	8,113	393
Multi-family	1,055	1,055	242	-	1,044	42
Home equity	169	169	108	-	174	10
Construction and land	156	269	3	113	155	-
Commercial real estate	314	723	106	409	367	23
Consumer	-	-	-	-	-	-
Commercial	3	3	3	-	5	1
	9,600	11,142	1,576	1,542	9,858	469
Total Impaired with no Reserve
One- to four-family	10,482	11,991	-	1,509	10,676	500
Multi-family	4,045	5,090	-	1,045	4,106	245
Home equity	303	303	-	-	307	13
Construction and land	1,639	1,639	-	-	1,827	62
Commercial real estate	1,452	1,452	-	-	1,458	72
Consumer	-	-	-	-	-	-
Commercial	24	24	-	-	29	2
	17,945	20,499	-	2,554	18,403	894
Total Impaired
One- to four-family	18,385	20,914	1,114	2,529	18,789	893
Multi-family	5,100	6,145	242	1,045	5,150	287
Home equity	472	472	108	-	481	23
Construction and land	1,795	1,908	3	113	1,982	62
Commercial real estate	1,766	2,175	106	409	1,825	95
Consumer	-	-	-	-	-	-
Commercial	27	27	3	-	34	3
	$27,545	31,641	1,576	4,096	28,261	1,363

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $17.0 million of impaired loans as of March 31, 2016 for which no allowance has been provided, $2.5 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans' net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At March 31, 2016, total impaired loans included $15.0 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2015, total impaired loans included $17.5 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of March 31, 2016
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$3,310	3	$4,738	38	$8,048	41
Multi-family	2,538	1	1,483	5	4,021	6
Home equity	-	-	98	1	98	1
Construction and land	1,556	2	-	-	1,556	2
Commercial real estate	1,237	2	70	1	1,307	3
	$8,641	8	$6,389	45	$15,030	53

	As of December 31, 2015
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$3,900	4	$5,739	45	$9,639	49
Multi-family	2,546	1	2,317	7	4,863	8
Home equity	-	-	98	1	98	1
Construction and land	1,556	2	-	-	1,556	2
Commercial real estate	1,306	1	77	1	1,383	2
	$9,308	8	$8,231	54	$17,539	62

At March 31, 2016, $15.0 million in loans had been modified in troubled debt restructurings and $6.4 million of these loans were included in the non-accrual loan total. The remaining $8.6 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $629,000 valuation allowance has been established as of March 31, 2016 with respect to the $15.0 million in troubled debt restructurings. As of December 31, 2015, a $996,000 valuation allowance had been established with respect to the $17.5 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of March 31, 2016
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$10,783	25	$805	2	$11,588	27
Interest reduction	3,442	26	-	-	3,442	26
	$14,225	51	$805	2	$15,030	53

	As of December 31, 2015
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$13,971	30	$1,012	5	$14,983	35
Principal forbearance	97	1	-	-	97	1
Interest reduction	2,459	26	-	-	2,459	26
	$16,527	57	$1,012	5	$17,539	62

There were no loans modified as troubled debt restructurings for the three months ended March 31, 2016 and March 31, 2015.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three months ended March 31, 2016 and March 31, 2015.

The following table presents data on non-accrual loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$12,578	13,888
Multi-family	1,775	2,553
Home equity	416	437
Construction and land	227	239
Commercial real estate	447	460
Commercial	-	27
Consumer	25	-
Total non-accrual loans	$15,468	17,604
Total non-accrual loans to total loans receivable	1.39%	1.58%
Total non-accrual loans to total assets	0.89%	1.00%

Note 4— Real Estate Owned

-Real estate owned is summarized as follows:

	March 31, 2016	December 31, 2015
	(In Thousands)

One- to four-family	$3,351	4,610
Multi-family	656	209
Construction and land	5,223	5,262
Commercial real estate	300	300
Total real estate owned	9,530	10,381
Valuation allowance at end of period	(1,226)	(1,191)
Total real estate owned, net	$8,304	9,190

The following table presents the activity in the Company's real estate owned:

	Three months ended March 31,
	2016	2015
	(In Thousands)
Real estate owned at beginning of the period	$9,190	18,706
Transferred from loans receivable	1,094	6,898
Sales (net of gains / losses)	(1,850)	(5,932)
Write downs	(130)	(175)
Other	-	82
Real estate owned at the end of the period	$8,304	19,579

Residential one- to four-family mortgage loans that were in the process of foreclosure were $5.4 million and $5.1 million at March 31, 2016 and December 31, 2015, respectively.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Three months ended March 31,
	2016	2015
	(In Thousands)
Mortgage servicing rights at beginning of the period	$1,422	2,521
Additions	421	571
Amortization	(89)	(167)
Sales	-	(28)
Mortgage servicing rights at end of the period	1,754	2,897
Valuation allowance at end of period	(75)	(20)
Mortgage servicing rights at end of the period, net	$1,679	2,877

During the three months ended March 31, 2016, $371.2 million in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $450.5 million, generating mortgage banking income of $20.6 million. The unpaid principal balance of loans serviced for others was $222.2 million and $176.4 million at March 31, 2016 and December 31, 2015, respectively. These loans are not reflected in the consolidated statements of financial condition.

During the three months ended March 31, 2016, the Company did not sell any mortgage servicing rights. During the three months ended March 31, 2015, the Company sold mortgage servicing rights related to $4.0 million in loans receivable with a book value of $28,000 for $34,000 resulting in a gain on sale of $6,000.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ended December 31:	(In Thousands)
2016	$252
2017	283
2018	249
2019	214
2020	181
Thereafter	500
Total	$1,679

Note 6— Deposits

At March 31, 2016 and December 31, 2015, time deposits with balances greater than $250,000 amounted to $40.8 million and $37.7 million, respectively.

A summary of the contractual maturities of time deposits at March 31, 2016 is as follows:

(In Thousands)

Within one year	$510,741
More than one to two years	145,064
More than two to three years	7,505
More than three to four years	2,950
More than four through five years	3,028
$669,288

Note 7— Borrowings

Borrowings consist of the following:

		March 31, 2016		December 31, 2015
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)
Short-term repurchase agreements		$12,222	3.26%	7,203	3.19%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2016		170,000	4.44%	220,000	4.34%
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$396,222	3.86%	441,203	3.88%

The short-term repurchase agreements represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed.  The short-term repurchase agreement had a $12.2 million balance at March 31, 2016 and a $7.2 million balance at December 31, 2015.

The $170.0 million in advances due in 2016 consists of seven advances with fixed rates ranging from 4.25% to 4.82% callable quarterly until maturity.

The $65.0 million in advances due in 2017 consists of three advances with fixed rates ranging from 3.09% to 3.46% callable quarterly until maturity.

The $65.0 million in advances due in 2018 consists of three advances with fixed rates ranging from 2.73% to 3.11% callable quarterly until maturity.

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $94.3 million at March 31, 2016 and $94.1 million at December 31, 2015.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances. The Company's borrowings from the FHLBC are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 51% of the carrying value of home equity loans and 75% of the carrying value of multi-family loans. In addition, these advances are collateralized by FHLBC stock of $19.5 million at March 31, 2016 and at December 31, 2015. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

The table below includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

The actual and required capital amounts and ratios for the Bank as of March 31, 2016 and December 31, 2015 are presented in the table below:

	March 31, 2016
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer					To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount			Ratio		Amount			Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$405,283	34.02%	$95,306	8.00%		$102,752		8.625%		$	N/	A	N/	A
WaterStone Bank	376,242	31.62%	95,187	8.00%		102,623		8.625%			118,984		10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	390,381	32.77%	71,480	6.00%		78,925		6.625%			N/	A	N/	A
WaterStone Bank	361,358	30.37%	71,390	6.00%		78,827		6.625%			95,187		8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	390,381	32.77%	53,610	4.50%		61,056		5.125%			N/	A	N/	A
WaterStone Bank	361,358	30.37%	53,543	4.50%		60,979		5.125%			77,339		6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	390,381	22.61%	69,065	4.00%		N/	A	N/	A		N/	A	N/	A
WaterStone Bank	361,358	20.92%	69,106	4.00%		N/	A	N/	A		86,383		5.00%
State of Wisconsin (to total assets)
WaterStone Bank	361,358	20.88%	103,859	6.00%		N/	A	N/	A		N/	A	N/	A

	December 31, 2015
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$405,947	33.41%	$97,207	8.00%	$	N/	A	N/	A	$	N/	A	N/	A
WaterStone Bank	374,435	30.92%	96,885	8.00%		N/	A	N/	A		121,106		10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	390,747	32.16%	72,905	6.00%		N/	A	N/	A		N/	A	N/	A
WaterStone Bank	359,284	29.67%	72,664	6.00%		N/	A	N/	A		96,885		8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	390,747	32.16%	54,679	4.50%		N/	A	N/	A		N/	A	N/	A
WaterStone Bank	359,284	29.67%	54,498	4.50%		N/	A	N/	A		78,719		6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	390,747	22.20%	70,417	4.00%		N/	A	N/	A		N/	A	N/	A
WaterStone Bank	359,284	20.45%	70,286	4.00%		N/	A	N/	A		87,857		5.00%
State of Wisconsin (to total assets)
WaterStone Bank	359,284	20.43%	105,493	6.00%		N/	A	N/	A

Note 9 – Income Taxes

Income tax expense increased from $1.7 million during the three months ended March 31, 2015 to $2.1 million for the three months ended March 31, 2016. This increase was due to the increase in our income before income taxes, which increased from $4.7 million during the three months ended March 31, 2015 to $6.0 million during the three months ended March 31, 2016.  Income tax expense is recognized on the statement of income during the three months ended March 31, 2016 at an effective rate of 35.7% of pretax income compared to 35.9% during the three months ended March 31, 2015.

The Company has a deferred tax asset of $857,000 related to stock options awarded in 2007.  The stock options awarded in 2007 expire in January 2017.  If these awards are not exercised, the Company will have to recognize additional tax expense equal to the amount of the deferred tax asset upon expiration.  Per ASC 718, the determination of a need for a valuation allowance against stock-based compensation awards by a company should not consider the current fair market value of its stock.  Therefore, no valuation allowance has been recorded against these awards, even though these awards are currently out-of-the-money and may not be exercised.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of March 31, 2016 and December 31, 2015.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
March 31, 2016
Repurchase Agreements
Short-term	$12,222	-	12,222	12,222	-
Long-term	84,000	-	84,000	84,000	-
	$96,222	-	96,222	96,222	-

December 31, 2015
Repurchase Agreements
Short-term	$7,203	-	7,203	7,203	-
Long-term	84,000	-	84,000	84,000	-
	$91,203	-	91,203	91,203	-

Note 11– Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

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

	March 31, 2016	December 31, 2015
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$36,370	10,307
Commitments to extend credit under home equity lines of credit (2)	13,763	14,173
Unused portion of construction loans (3)	24,821	25,545
Unused portion of business lines of credit	15,548	16,392
Standby letters of credit	580	566
____________

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of March 31, 2016 and December 31, 2015.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At March 31, 2016, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $324.5 million and interest rate lock commitments with an aggregate notional amount of approximately $242.9 million.  The fair value of the forward commitments to sell mortgage loans at March 31, 2016 included a loss of $1.2 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at March 31, 2016 included a gain of $4.5 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company's agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended March 31,
	2016	2015

Net income	$3,861	3,016
Net income available to unvested restricted shares	2	44
Net income available to common stockholders	$3,859	2,972

Weighted average shares outstanding	26,966	32,369
Effect of dilutive potential common shares	$313	281
Diluted weighted average shares outstanding	$27,279	32,650

Basic earnings per share	$0.14	0.09
Diluted earnings per share	$0.14	0.09

Note 14 – Fair Value Measurements

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2016	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$92,418	-	92,418	-
Collateralized mortgage obligations
Government sponsored enterprise issued	73,027	-	73,027	-
Government sponsored enterprise bonds	3,765	-	3,765	-
Municipal securities	79,835	-	79,835	-
Other debt securities	16,960	2,548	14,412	-
Certificates of deposit	1,728	-	1,728	-
Loans held for sale	107,387	-	107,387	-
Mortgage banking derivative assets	4,536	-	-	4,536
Mortgage banking derivative liabilities	1,248	-	-	1,248

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$96,667	-	96,667	-
Collateralized mortgage obligations
Government sponsored enterprise issued	70,428	-	70,428	-
Government sponsored enterprise bonds	3,746	-	3,746	-
Municipal securities	79,159	-	79,159	-
Other debt securities	16,963	2,600	14,363	-
Certificates of deposit	2,695	-	2,695	-
Loans held for sale	166,516	-	166,516	-
Mortgage banking derivative assets	2,313	-	-	2,313
Mortgage banking derivative liabilities	125	-	-	125

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2016 and 2015.

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2014	$999

Mortgage derivative gain, net	1,189
Balance at December 31, 2015	$2,188

Mortgage derivative gain, net	1,100
Balance at March 31, 2016	$3,288

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2016	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$6,411	-	-	6,411
Real estate owned	8,304	-	-	8,304
Impaired mortgage servicing rights	1,214	-	-	1,214

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$8,024	-	-	8,024
Real estate owned	9,190	-	-	9,190

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At March 31, 2016, loans determined to be impaired with an outstanding balance of $7.9 million were carried net of specific reserves of $1.5 million for a fair value of $6.4 million. At December 31, 2015, loans determined to be impaired with an outstanding balance of $9.6 million were carried net of specific reserves of $1.6 million for a fair value of $8.0 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $130,000 and $175,000 during the three months ended March 31, 2016 and 2015, respectively and are recorded in real estate owned expense. At March 31, 2016 and December 31, 2015, real estate owned totaled $8.3 million and $9.2 million, respectively.

Mortgage servicing rights - The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights.   The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  At March 31, 2016, the Company determined that $1.2 million of mortgage servicing rights were temporarily impaired, and as a result, recorded an impairment valuation allowance of $75,000.  At December 31, 2015, there was no impairment identified for mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at March 31, 2016	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$3,288	Pricing models	Pull through rate	3.2%	100.0%
Impaired loans	6,411	Market approach	Discount rates applied to appraisals	15.0%	35.0%
Real estate owned	8,305	Market approach	Discount rates applied to appraisals	0.0%	85.7%
Impaired mortgage servicing rights	1,214	Pricing models	Prepayment rate	7.6%	34.9%
			Discount rate	10.0%	11.0%
			Cost to service	$75.96	$221.61

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
The significant unobservable inputs used in the fair value measurement of mortgage servicing rights include the prepayment rate, discount rate and cost to service.  The prepayment rate represents the assumed rate of prepayment of the outstanding principal balance of the underlying mortgage notes. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they will generally move in opposite directions.
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

The carrying amounts and fair values of the Company's financial instruments consist of the following:

	March 31, 2016					December 31, 2015
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$122,714	122,714	102,218	20,496	-	100,471	100,471	100,471	-	-
Securities available-for-sale	267,733	267,733	2,548	265,185	-	269,658	269,658	2,600	267,058	-
Loans held for sale	107,387	107,387	-	107,387	-	166,516	166,516	-	166,516	-
Loans receivable	1,112,237	1,158,012	-	-	1,158,012	1,114,934	1,165,370	-	-	1,165,370
FHLB stock	19,500	19,500	-	19,500	-	19,500	19,500	-	19,500	-
Accrued interest receivable	4,434	4,434	4,434	-	-	4,108	4,108	4,108	-	-
Mortgage servicing rights	1,679	1,731	-	-	1,731	1,422	1,658	-	-	1,658
Mortgage banking derivative assets	4,536	4,536	-	-	4,536	2,313	2,313	-	-	2,313

Financial Liabilities
Deposits	918,296	918,628	249,008	669,620	-	893,361	894,015	243,304	650,711	-
Advance payments by borrowers for taxes	9,375	9,375	9,375	-	-	3,661	3,661	3,661	-	-
Borrowings	396,222	406,878	-	406,878	-	441,203	463,238	-	463,238	-
Accrued interest payable	1,486	1,486	1,486	-	-	1,642	1,642	1,642	-	-
Mortgage banking derivative liabilities	1,248	1,248	-	-	1,248	125	125	-	-	125

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit is not material at March 31, 2016 and December 31, 2015.

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

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 20 states.

	As of or for the three months ended March 31, 2016
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,771	144	68	9,983
Provision for loan losses	100	105	-	205
Net interest income after provision for loan losses	9,671	39	68	9,778

Noninterest income	722	20,933	(210)	21,445

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,355	13,444	(113)	17,686
Occupancy, office furniture and equipment	832	1,504	-	2,336
FDIC insurance premiums	205	-	-	205
Real estate owned	144	-	-	144
Other	1,191	3,721	(61)	4,851
Total noninterest expenses	6,727	18,669	(174)	25,222
Income before income taxes	3,666	2,303	32	6,001
Income tax expense	1,183	943	14	2,140
Net income	$2,483	1,360	18	3,861

Total assets	$1,705,185	139,296	(106,903)	1,737,578

	As of or for the three months ended March 31, 2015
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,233	119	84	9,436
Provision for loan losses	300	35	-	335
Net interest income after provision for loan losses	8,933	84	84	9,101

Noninterest income	758	21,326	(51)	22,033

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,728	13,455	(105)	18,078
Occupancy, office furniture and equipment	846	1,597	-	2,443
FDIC insurance premiums	336	-	-	336
Real estate owned	527	16	-	543
Other	971	3,978	79	5,028
Total noninterest expenses	7,408	19,046	(26)	26,428
Income before income taxes	2,283	2,364	59	4,706
Income tax expense	665	989	36	1,690
Net income	$1,618	1,375	23	3,016

Total assets	$1,735,830	184,158	(153,940)	1,766,048

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain various forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions and verbs in the future tense.  These forward-looking statements include, but are not limited to:

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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three months ended March 31, 2016 and 2015 and the financial condition as of March 31, 2016 compared to the financial condition as of December 31, 2015.
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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the three months ended March 31, 2016 and 2015, which focuses on noninterest income and noninterest expenses.  We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended March 31, 2016 and 2015

Net income for the three months ended March 31, 2016 totaled $2.5 million compared to net income of $1.6 million for the three months ended March 31, 2015.  Net interest income increased $538,000 to $9.8 million for the three months ended March 31, 2016 compared to $9.2 million for the three months ended March 31, 2015.  The provision for loan losses decreased $200,000 compared to the prior year comparable period.  Compensation, payroll taxes, and other employee benefits expense decreased due to the distribution of additional equity awards in 2015. The Bank also reported decreases in occupancy, office furniture, and equipment expense, FDIC insurance premiums, and real estate owned expense for the first quarter of 2016 compared to the previous year period.  Other noninterest expense increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2016 and 2015

Net income totaled $1.4 million for the three months ended March 31, 2016 and 2015.  Mortgage banking segment revenue decreased $393,000, or 1.8%, to $20.9 million for the three months ended March 31, 2016 compared to $21.3 million for the three months ended March 31, 2015.  The decrease in revenue was attributable to a decrease in origination volume partially offset by an increase in margin. While mortgage segment revenue decreased 1.8%, noninterest expenses decreased $377,000, or 2.0%, to $18.7 million for the three months ended March 31, 2016 compared to $19.0 million for the three months ended March 31, 2015.  The reduction in noninterest expenses correlated to the reduction in commissions paid because of the decrease in origination volume.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended March 31,
	2016	2015
	(Dollars in Thousands, except per share amounts)

Net income	$3,861	3,016
Earnings per share - basic	0.14	0.09
Earnings per share - diluted	0.14	0.09
Annualized return on average assets	0.90%	0.69%
Annualized return on average equity	3.95%	2.71%

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

	Three months ended March 31,
	2016			2015
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,227,663	13,784	4.52%	$1,173,429	13,313	4.60%
Mortgage related securities (2)	165,249	838	2.04	176,422	839	1.93
Debt securities, federal funds sold and short-term investments (2)(3)	226,471	1,208	2.15	307,738	1,100	1.45
Total interest-earning assets	1,619,383	15,830	3.93	1,657,589	15,252	3.73

Noninterest-earning assets	107,846			111,429
Total assets	$1,727,229			$1,769,018

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$32,277	5	0.06	$29,064	5	0.07
Money market and savings accounts	150,704	91	0.24	126,704	27	0.09
Time deposits	658,615	1,623	0.99	645,907	1,321	0.83
Total interest-bearing deposits	841,596	1,719	0.82	801,675	1,353	0.68
Borrowings	400,083	3,894	3.91	434,369	4,229	3.95
Total interest-bearing liabilities	1,241,679	5,613	1.82	1,236,044	5,582	1.83

Noninterest-bearing liabilities
Noninterest-bearing deposits	70,732			63,403
Other noninterest-bearing liabilities	21,360			17,829
Total noninterest-bearing liabilities	92,092			81,232
Total liabilities	1,333,771			1,317,276
Equity	393,458			451,742
Total liabilities and equity	$1,727,229			$1,769,018

Net interest income / Net interest rate spread (4)		10,217	2.11%		9,670	1.90%
Less: taxable equivalent adjustment		234	0.05%		234	0.06%
Net interest income, as reported		9,983	2.06%		9,436	1.84%
Net interest-earning assets (5)	$377,704			$421,545
Net interest margin (6)			2.48%			2.31%
Tax equivalent effect			0.06%			0.06%
Net interest margin on a fully tax equivalent basis (6)			2.54%			2.37%
Average interest-earning assets to average interest-bearing liabilities			130.42%			134.10%
__________
(1)  Interest income includes net deferred loan fee amortization income of $177,000 and $117,000 for the three months ended March 31, 2016 and 2015, respectively.
(2)  Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.73% and 1.14% for the three months ended March 31, 2016 and 2015, respectively.
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

	Three months ended March 31,
	2016 versus 2015
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$1,766	(1,295)	471
Mortgage related securities (3)	(206)	205	(1)
Other earning assets (3) (4)	(1,481)	1,589	108
Total interest-earning assets	79	499	578

Interest expense:
Demand accounts	2	(2)	-
Money market and savings accounts	39	25	64
Time deposits	201	101	302
Total interest-earning deposits	242	124	366
Borrowings	(302)	(33)	(335)
Total interest-bearing liabilities	(60)	91	31
Net change in net interest income	$139	408	547
______________
(1)	Interest income includes net deferred loan fee amortization income of $177,000 and $117,000 for the three months ended March 31, 2016 and 2015, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income increased $547,000, or 5.8%, to $10.0 million during the three months ended March 31, 2016 compared to $9.4 million during the three months ended March 31, 2015.

·	Interest income on loans increased $471,000 due primarily to an increase of $54.2 million in average loans offset by an eight basis point decrease in average yield on loans.
·
Interest income from mortgage-related securities remained flat year over year as the decrease in average balance was offset by an increase in rate. As securities have paid down in 2015, less purchases have occurred to replace those securities due to current market conditions.

·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $108,000 due to a 70 basis point increase in the average yield due to an increase in higher yielding corporate securities balance along with an increase in FHLB stock, offset by a $81.3 million decrease in the average balance.

·	Interest expense on deposits increased primarily due to an increase in the average cost of time deposits of 16 basis points along with a higher average balance.
·
Interest expense on borrowings decreased $335,000 due primarily to the maturity of $50.0 million of fixed rate borrowings that were paid off during the quarter with funds raised through our retail delivery channels.

Provision for Loan Losses

Our provision for loan losses decreased $130,000, or 38.8%, to $205,000 during the three months ended March 31, 2016, from $335,000 during the three months ended March 31, 2015.

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

Noninterest Income

	Three months ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$337	406	(69)	(17.0)%
Increase in cash surrender value of life insurance	241	207	34	16.4%
Mortgage banking income	20,614	21,039	(425)	(2.0)%
Gain on sale of available for sale securities	-	44	(44)	N/	M
Other	253	337	(84)	(24.9)%
Total noninterest income	$21,445	22,033	(588)	(2.7)%
N/M - Not meaningful

Total noninterest income decreased $588,000, or 2.7%, to $21.4 million during the three months ended March 31, 2016 compared to $22.0 million during the three months ended March 31, 2015.  The decrease resulted primarily from a decrease in mortgage banking income.

·	Service charges on loans and deposits decreased as prepayment penalties and late charges decreased.
·	The increase in cash surrender value of life insurance was due to the purchase of a $10.0 million policy in March 2016.
·
The decrease in mortgage banking income was the result of a decrease in origination volumes.  The volume decreased $27.8 million, or 7.0%, to $371.2 million during the three months ended March 31, 2016 compared to $399.0 million during the three months ended March 31, 2015. Offsetting the decrease in origination volume, margin increased as higher margin purchase products performed well.

·	The Company sold one municipal security at a gain in the prior year period compared to none in the current year period.
·
The decrease in other noninterest income was primarily due to a decrease in the servicing fees earned on loans sold with mortgage servicing rights retained as the balance of loans serviced decreased from $384.7 million at March 31, 2015 to $222.2 million at March 31, 2016.

Noninterest Expenses

	Three months ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$17,686	18,078	(392)	(2.2)%
Occupancy, office furniture and equipment	2,336	2,443	(107)	(4.4)%
Advertising	658	653	5	0.8%
Data processing	643	575	68	11.8%
Communications	342	370	(28)	(7.6)%
Professional fees	523	497	26	5.2%
Real estate owned	144	543	(399)	(73.5)%
FDIC insurance premiums	205	336	(131)	(39.0)%
Other	2,685	2,933	(248)	(8.5)%
Total noninterest expenses	$25,222	26,428	(1,206)	(4.6)%

Total noninterest expenses decreased $1.2 million, or 4.6%, to $25.2 million during the three months ended March 31, 2016 compared to $26.4 million during the three months ended March 31, 2015.

·
Compensation, payroll taxes and other employee benefit expense decreased $373,000, or 7.9%, at the Community Banking segment during the three months ended March 31, 2016.  This was primarily due to stock awards granted in 2015, which included restricted awards granted, of which a portion vested immediately, resulting in a $1.1 million decrease in expense related to those awards compared to the three months ended March 31, 2015.  Offsetting the decrease, salary expense increased as 2016 staffing levels reflected growth that occurred throughout 2015 to support two new branch locations and a wealth management program along with an increase in health insurance expense.

·
Compensation, payroll taxes and other employee benefit expense remained flat at our mortgage banking subsidiary.  A decrease in loan origination activity resulted in less commission-based compensation for the quarter. Partially offsetting the decrease in commission-based compensation, total compensation, payroll taxes and other employee benefits increased at our mortgage banking subsidiary as new branches were added.  Additionally, there was an increase in health insurance expense.

·
Net real estate owned expense decreased $399,000, to $144,000 of expense during the three months ended March 31, 2016 compared to three months ended March 31, 2015. Property management expense (other than gains/losses) decreased $283,000 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to a reduction in the number of properties under management during 2016. Net gains on sales of REO increased $72,000 to $149,000 during 2016 compared to $77,000 during 2015. Real estate owned writedowns were $130,000 for the three months ended March 31, 2016 compared to $174,000 three months ended March 31, 2015.

·
FDIC insurance expense decreased during the three month period ended March 31, 2016. This was driven by a decrease in the FDIC assessment rate as a result of the Bank's improved CAMELS ratings and continued improvement in asset quality ratios.

·	Other noninterest expense decreased primarily due to a reduced expense at our mortgage banking subsidiary associated with the decrease of loan origination activity.

Income Taxes

Driven by an increase in pre-tax income, income tax expense increased $450,000, or 26.6%, to $2.1 million during the three months ended March 31, 2016, compared to $1.7 million during the three months ended March 31, 2015.  Income tax expense was recognized during the three months ended March 31, 2016 at an effective rate of 35.7% compared to an effective rate of 35.9% during the three months ended March 31, 2015.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total Assets - Total assets decreased by $25.2 million, or 1.4%, to $1.74 billion at March 31, 2016 from $1.76 billion at December 31, 2015. The decrease in total assets primarily reflects a decrease in loans held for sale. Funding needed for the loans held for sale decreased and the cash was used to pay down the maturity of $50.0 million in FHLB long term debt in the beginning of 2016 offset slightly by the increase in deposits.

Cash and Cash Equivalents – Cash and cash equivalents increased $22.2 million, or 22.1%, to $122.7 million at March 31, 2016, compared to $100.5 million at December 31, 2015.  The increase in cash and cash equivalents primarily reflects the decrease in loans held for sale and increase in deposits. Offsetting the increases to cash and cash equivalents, cash was used to pay down borrowings and other liabilities, purchase bank owned life insurance, and repurchase shares since December 31, 2015.

Securities Available for Sale – Securities available for sale decreased $1.9 million at March 31, 2016 compared to December 31, 2015. The decrease was due to paydowns in mortgage related securities exceeding the purchases for the quarter.

Loans Held for Sale - Loans held for sale decreased at March 31, 2016 due to decreased funding volumes at our mortgage subsidiary compared to the fourth quarter of 2015.

Loans Receivable - Loans receivable held for investment decreased $2.7 million from December 31, 2015 to $1.11 billion at March 31, 2016.  The decrease in total loans receivable was primarily attributable to decreases in the  one- to four-family, multi-family, and construction and land categories. Offsetting those increases, commercial real estate loan portfolio category increased.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Three months ended March 31,		Year Ended
	2016	2015	December 31, 2015
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,281,450	1,220,063	1,220,063
Real estate loans originated for investment:
Residential
One- to four-family	13,714	6,808	41,835
Multi-family	16,164	10,993	117,657
Home equity	960	1,576	7,265
Construction and land	3,400	529	11,085
Commercial real estate	2,284	2,394	43,138
Total real estate loans originated for investment	36,522	22,300	220,980
Consumer loans originated for investment	-	73	688
Commercial business loans originated for investment	3,593	1,917	23,467
Total loans originated for investment	40,115	24,290	245,135

Principal repayments	(41,080)	(45,521)	(203,271)
Transfers to real estate owned	(1,095)	(6,898)	(15,580)
Loan principal charged-off	(637)	(2,103)	(6,340)
Net activity in loans held for investment	(2,697)	(30,232)	19,944

Loans originated for sale	371,222	398,990	1,986,147
Loans sold	(430,351)	(359,215)	(1,944,704)
Net activity in loans held for sale	(59,129)	39,775	41,443
Total gross loans receivable and held for sale at end of period	$1,219,624	1,229,606	1,281,450

Allowance for Loan Losses - The allowance for loan losses decreased at March 31, 2016 from December 31, 2015.   The decrease resulted from the charge-off of specific reserves and improvement of key loan quality metrics decreasing the allowance related to the loans collectively reviewed. The overall decrease were primarily related to the multi-family and land and construction categories.  The other remaining categories were relatively consistent with the amounts at December 31, 2015.

Cash surrender value of life insurance – Total cash surrender value of life insurance increased $10.2 million from December 31, 2015.  During the three months ended March 31, 2016, the Company purchased a $10 million bank owned life insurance policy.

Real Estate Owned – Total real estate owned decreased $886,000 from December 31, 2015.  During the three months ended March 31, 2016, $1.1 million was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $1.9 million.

Deposits – Total deposits increased $24.9 million to $918.3 million at March 31, 2016 from December 31, 2015.  The increase was driven by an increase in more cost effective transaction accounts along with an increase in time deposits.

Borrowings – Total borrowings decreased $45.0 million to $396.2 million at March 31, 2016 from December 31, 2015. A total of $50.0 million of fixed rate borrowings were paid off during the current year with funds raised through our retail delivery channels.  Short term borrowings used by the mortgage banking segment to fund loans held for sale increased $5.0 million at March 31, 2016 from December 31, 2015.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $5.7 million.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $12.3 million at March 31, 2016 compared to December 31, 2015.  Of the total decrease, $12.1 million related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.

Shareholders' Equity – Shareholders' equity increased by $1.5 million to $393.4 million at March 31, 2016 from December 31, 2015.  The increase in shareholders' equity was due to net income along with accumulated other comprehensive income increasing as the fair value of the security portfolio increased. These increases were offset by the repurchase of stock and dividends declared.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2016	2015
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$12,578	13,888
Multi-family	1,775	2,553
Home equity	416	437
Construction and land	227	239
Commercial real estate	447	460
Commercial	-	27
Consumer	25	-
Total non-accrual loans	15,468	17,604

Real estate owned
One- to four-family	3,351	4,610
Multi-family	656	209
Construction and land	5,223	5,262
Commercial real estate	300	300
Total real estate owned	9,530	10,381
Valuation allowance at end of period	(1,226)	(1,191)
Total real estate owned, net	8,304	9,190
Total nonperforming assets	$23,772	26,794

Total non-accrual loans to total loans, net	1.39%	1.58%
Total non-accrual loans to total assets	0.89%	1.00%
Total nonperforming assets to total assets	1.37%	1.52%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Three Months
	Ended March 31,
	2016	2015
	(In Thousands)

Balance at beginning of period	$17,604	38,011
Additions	1,260	4,034
Transfers to real estate owned	(1,095)	(6,898)
Charge-offs	(413)	(673)
Returned to accrual status	(1,131)	(258)
Principal paydowns and other	(757)	(1,211)
Balance at end of period	$15,468	33,005

Total non-accrual loans decreased by $2.1 million, or 12.1%, to $15.5 million as of March 31, 2016 compared to $17.6 million as of December 31, 2015.  The ratio of non-accrual loans to total loans receivable was 1.39% at March 31, 2016 compared to 1.58% at December 31, 2015.  During the three months ended March 31, 2016, $1.1 million in non-accrual loans were transferred to real estate owned, $413,000 in loan principal was charged off, $1.1 million in loans were returned to accrual status and approximately $757,000 in principal payments were received.  Offsetting this activity, $1.3 million in loans were placed on non-accrual status during the three months ended March 31, 2016.

Of the $15.5 million in total non-accrual loans as of March 31, 2016, $15.0 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $3.2 million in cumulative partial charge-offs have been recorded over the life of these loans as of March 31, 2016.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $1.1 million have been recorded as of March 31, 2016.  The remaining $499,000 of non-accrual loans were reviewed on an aggregate basis and $100,000 in general valuation allowance was deemed necessary related to those loans as of March 31, 2016.   The $100,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of March 31, 2016 totaled $4.1 million, which represents 26.8% of total non-accrual loans as of that date.  These five loans are carried net of cumulative life-to-date charge-offs of $865,000.  Aggregate specific valuation allowances with respect to these five loans total $336,000 as of March 31, 2016.

For the three months ended March 31, 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $268,000.  We received $175,000 of interest payments on such loans during the three months ended March 31, 2016.   Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more during the three months ended March 31, 2016 or 2015.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of March 31, 2016
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$3,310	4,738	8,048
Multi-family	2,538	1,483	4,021
Home equity	-	98	98
Construction and land	1,556	-	1,556
Commercial real estate	1,237	70	1,307
	$8,641	6,389	15,030

	As of December 31, 2015
	Accruing	Non-accruing	Total

One- to four-family	$3,900	5,739	9,639
Multi-family	2,546	2,317	4,863
Home equity	-	98	98
Construction and land	1,556	-	1,556
Commercial real estate	1,306	77	1,383
	$9,308	8,231	17,539

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At March 31,	At December 31,
	2016	2015
	(Dollars in Thousands)

Loans past due less than 90 days	$2,041	2,599
Loans past due 90 days or more	7,690	8,932
Total loans past due	$9,731	11,531

Total loans past due to total loans receivable	0.87%	1.03%

Past due loans decreased by $1.8 million, or 15.6%, to $9.7 million at March 31, 2016 from $11.5 million at December 31, 2015.  Loans past due 90 days or more decreased by $1.2 million, or 13.9%, during the three months ended March 31, 2016 and loans past due less than 90 days decreased by $558,000, or 21.5%.  The $1.2 million decrease in loans past due 90 days or more was primarily due to $1.1 million in loans transferred to real estate owned along with charge-offs during the three months ended March 31, 2016 offset by additional loans which were included in the less than 90 day group in the previous period.  The $558,000 decrease in loans past due less than 90 days was primarily attributable to loans returning to current status and a decrease of new loans entering past due status.

REAL ESTATE OWNED

Total real estate owned decreased by $886,000, or 9.6%, to $8.3 million at March 31, 2016, compared to $9.2 million at December 31, 2015.  During the three months ended March 31, 2016, $1.1 million was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $1.9 million.  A total of  $130,000 in write downs occurred during the three months ended March 31, 2016. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2016	2015
	(Dollars in Thousands)

Balance at beginning of period	$16,185	18,706
Provision for loan losses	205	335
Charge-offs:
Mortgage
One- to four-family	205	769
Multi-family	432	1,243
Home equity	-	48
Commercial real estate	-	43
Construction and land	-	-
Consumer	-	-
Commercial	-	-
Total charge-offs	637	2,103
Recoveries:
Mortgage
One- to four-family	15	229
Multi-family	18	520
Home equity	6	60
Commercial real estate	-	5
Construction and land	13	13
Consumer	-	2
Commercial	-	-
Total recoveries	52	829
Net charge-offs	585	1,274
Allowance at end of period	$15,805	17,767

Ratios:
Allowance for loan losses to non-accrual loans at end of period	102.18%	53.83%
Allowance for loan losses to loans receivable at end of period	1.42%	1.67%
Net charge-offs to average loans outstanding (annualized)	0.21%	0.48%
Current period provision for loan losses to net charge-offs	35.04%	26.30%
Net charge-offs (annualized) to beginning of the period allowance	14.54%	27.62%

At March 31, 2016, the allowance for loan losses was $15.8 million compared to $16.2 million at December 31, 2015.  The decrease in allowance for loan losses during the three months ended March 31, 2016 reflects improvement in both the quality of the loan portfolio as well as stabilization in the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2015, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.

Net charge-offs totaled $585,000, or an annualized 0.21% of average loans for the three months ended March 31, 2016, compared to $1.3 million, or an annualized 0.48% of average loans for the three months ended March 31, 2015.  Of the $637,000 in charge-offs during the three months ended March 31, 2016, all of the activity related to loans secured by multi-family and single-family residential loans.

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
During the three months ended March 31, 2016 primary uses of cash and cash equivalents included: $371.2 million funding loans held for sale, $50.0 million in the payment of long term debt, purchase of $10.0 million in bank owned life insurance, $3.7 million for the repurchase of common stock, $5.2 million in purchases of mortgage related securities, $6.4 million in advanced payments by borrowers for taxes, and $1.4 million in dividends paid.
During the three months ended March 31, 2016, primary sources of cash and cash equivalents included: $450.5 million in proceeds from the sale of loans held for sale, $24.9 million increase in deposits, $9.0 million in principal repayments on mortgage related securities, $5.0 million from short term borrowings, $3.9 million in net income, and $2.0 million from real estate owned sales.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2016 and 2015, respectively, $122.7 million and $142.4 million of our assets were invested in cash and cash equivalents.  At March 31, 2016, cash and cash equivalents are comprised of the following: $79.1 million in cash held at the Federal Reserve Bank and other depository institutions and $43.6 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At March 31, 2016, we had $300.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At March 31, 2016, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.
At March 31, 2016, we had outstanding commitments to originate loans receivable of $36.4 million.  In addition, at March 31, 2016, we had unfunded commitments under construction loans of $24.8 million, unfunded commitments under business lines of credit of $15.5 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.3 million.  At March 31, 2016, certificates of deposit scheduled to mature in one year or less totaled $510.7 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Capital
Shareholders' equity increased by $1.5 million to $393.4 million at March 31, 2016 from $391.9 million December 31, 2015.  The increase in shareholders' equity was due to net income along with accumulated other comprehensive income increasing as the fair value of the security portfolio increased. These increases were offset by the repurchase of stock and dividends declared.

The Company's Board of Directors authorized a stock repurchase program in the first quarter of 2015.  The Company authorized two stock repurchase programs in the second quarter of 2015.  The Company's Board of Directors authorized a fourth stock repurchase program in the third quarter of 2015.  The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.  Repurchased shares are held by the Company as authorized but unissued shares.

The Company repurchased 5,836,453 shares at an average price of $12.96 under previously approved stock repurchase plans.  The Company is authorized to purchase up to 1,000,200 additional shares under the current approved stock repurchase program as of March 31, 2016.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At March 31, 2016, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.  See "Notes to Consolidated Financial Statements - Regulatory Capital."

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

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2016 and the respective maturity dates.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$101,934	101,934	-	-	-
Money market and savings deposits (4)	147,074	147,074	-	-	-
Time deposit (4)	669,288	510,741	152,569	5,978	-
Bank lines of credit (4)	12,222	12,222	-	-	-
Federal Home Loan Bank advances (1)	300,000	195,000	105,000	-	-
Repurchase agreements (2)(4)	84,000	24,000	60,000	-	-
Operating leases (3)	10,791	2,867	3,930	1,973	2,021
Salary continuation agreements	213	170	43	-	-
	$1,325,522	994,008	321,542	7,951	2,021

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

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2016.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$36,370	36,370	-	-	-
Unused portion of home equity lines of credit (2)	13,763	13,763	-	-	-
Unused portion of construction loans (3)	24,821	24,821	-	-	-
Unused portion of business lines of credit	15,548	15,548	-	-	-
Standby letters of credit	580	580	-	-	-
Total Other Commitments	$91,082	91,082	-	-	-

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
Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
400 basis point gradual rise in rates	1.00%
300 basis point gradual rise in rates	1.08%
200 basis point gradual rise in rates	1.00%
100 basis point gradual rise in rates	0.33%
Unchanged rate scenario	0.00%
100 basis point gradual decline in rates (1)	(0.46%)

____________
(1) Given the current low point in the interest rate cycle, rate decline scenarios in excess of 100 basis points are not meaningful.
WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 25% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 30% for interest rate movements of up to 400 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At March 31, 2016, a 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 0.33% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 0.46%.  At March 31, 2016, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 1.81% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 1.66%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as disclosed below, the Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2016, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
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

Item 1A. Risk Factors
There have been no changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company's monthly common stock purchases during the first quarter of 2016:

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
January 1, 2016 - January 31, 2016	14,061	$13.69	7,700	1,235,200
February 1, 2016 - February 29, 2016	171,300	13.49	171,300	1,063,900
March 1, 2016 - March 31, 2016	86,156	13.75	63,700	1,000,200
Total	271,517	$13.58	242,700	1,000,200

(a)	On September 4, 2015, the Board of Directors terminated the existing plan and authorized the repurchase of 1,500,000 shares of common stock.
(b)
During the first quarter of 2016, the Company repurchased 28,817 shares for minimum tax withholding settlements on equity compensation. These purchases are included in the monthly common stock purchases table above but do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

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
Date: April 29, 2016
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: April 29, 2016
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended March 31, 2016

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X