Form 10-Q
period 2016-06-30
Waterstone Financial, Inc.
filed 2016-07-29
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 29,164,384 at July 28, 2016.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item l. Financial Statements	3
Consolidated Statements of Financial Condition as of June 30, 2016 (unaudited) and December 31, 2015	3
Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (unaudited)	5
Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2016 and 2015 (unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	8 - 37

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	38 - 61
Item 3. Quantitative and Qualitative Disclosures about Market Risk	62 - 63
Item 4. Controls and Procedures	63

PART II. OTHER INFORMATION	64

Item 1. Legal Proceedings	64
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	64 64 65 65 65
Item 6. Exhibits	65
Signatures	65

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2016	December 31, 2015
Assets	(Dollars In Thousands, except share and per share data)
Cash	$40,887	$57,419
Federal funds sold	31,301	20,297
Interest-earning deposits in other financial institutions and other short term investments	10,268	22,755
Cash and cash equivalents	82,456	100,471
Securities available for sale (at fair value)	253,726	269,658
Loans held for sale (at fair value)	208,807	166,516
Loans receivable	1,130,036	1,114,934
Less: Allowance for loan losses	15,705	16,185
Loans receivable, net	1,114,331	1,098,749

Office properties and equipment, net	24,518	25,328
Federal Home Loan Bank stock (at cost)	14,850	19,500
Cash surrender value of life insurance	60,454	49,562
Real estate owned, net	8,637	9,190
Prepaid expenses and other assets	31,487	23,755
Total assets	$1,799,266	$1,762,729

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$106,059	$102,673
Money market and savings deposits	154,550	140,631
Time deposits	682,100	650,057
Total deposits	942,709	893,361

Borrowings	414,745	441,203
Advance payments by borrowers for taxes	16,011	3,661
Other liabilities	25,220	32,574
Total liabilities	1,398,685	1,370,799

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2016 and in 2015, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2016 and in 2015
Issued - 29,163,190 in 2016 and 29,407,455 in 2015
Outstanding - 29,163,190 in 2016 and 29,407,455 in 2015	292	294
Additional paid-in capital	318,187	317,022
Retained earnings	176,163	168,089
Unearned ESOP shares	(20,771)	(21,365)
Accumulated other comprehensive income, net of taxes	3,257	582
Cost of shares repurchased (5,908,150 shares at June 30, 2016 and 5,624,415 shares at December 31, 2015)	(76,547)	(72,692)
Total shareholders' equity	400,581	391,930
Total liabilities and shareholders' equity	$1,799,266	$1,762,729

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In Thousands, except per share amounts)

Interest income:
Loans	$14,073	$14,065	$27,857	$27,378
Mortgage-related securities	790	820	1,628	1,659
Debt securities, federal funds sold and short-term investments	885	857	1,859	1,723
Total interest income	15,748	15,742	31,344	30,760
Interest expense:
Deposits	1,835	1,358	3,554	2,711
Borrowings	3,748	4,324	7,642	8,553
Total interest expense	5,583	5,682	11,196	11,264
Net interest income	10,165	10,060	20,148	19,496
Provision for loan losses	-	805	205	1,140
Net interest income after provision for loan losses	10,165	9,255	19,943	18,356
Noninterest income:
Service charges on loans and deposits	616	443	953	849
Increase in cash surrender value of life insurance	471	352	712	559
Mortgage banking income	34,980	29,577	55,594	50,616
Gain on sale of available for sale securities	-	-	-	44
Other	284	668	537	1,005
Total noninterest income	36,351	31,040	57,796	53,073
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	25,709	23,272	43,395	41,350
Occupancy, office furniture, and equipment	2,419	2,269	4,755	4,712
Advertising	655	712	1,313	1,365
Data processing	638	630	1,281	1,205
Communications	372	351	714	721
Professional fees	489	632	1,012	1,129
Real estate owned	163	686	307	1,229
FDIC insurance premiums	155	271	360	607
Other	3,631	3,124	6,316	6,057
Total noninterest expenses	34,231	31,947	59,453	58,375
Income before income taxes	12,285	8,348	18,286	13,054
Income tax expense	4,518	3,064	6,658	4,754
Net income	$7,767	$5,284	$11,628	$8,300
Income per share:
Basic	$0.29	$0.17	$0.43	$0.26
Diluted	$0.29	$0.17	$0.43	$0.26
Weighted average shares outstanding:
Basic	26,919	29,841	26,942	31,098
Diluted	27,204	30,191	27,243	31,413

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Net income	$7,767	$5,284	$11,628	$8,300

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available for sale securities:
Net unrealized holding gain (loss) arising during the period, net of tax (expense) benefit of ($528), $1,557, ($1,728), $714, respectively	815	(2,410)	2,675	(1,106)

Reclassification adjustment for net gain included in net income during the period, net of tax expense of $0, $0, $0, $17, respectively	-	-	-	(27)

Total other comprehensive income (loss)	815	(2,410)	2,675	(1,133)
Comprehensive income	$8,582	$2,874	$14,303	$7,167

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Cost of Shares Repurchased	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2014	34,420	$$344	$313,894	$157,304	$(22,552)	$1,247	$-	$450,237

Comprehensive income:
Net income	-	-	-	8,300	-	-	-	8,300
Other comprehensive loss	-	-	-	-	-	(1,133)	-	(1,133)
Total comprehensive income								7,167

ESOP shares committed to be released to Plan participants	-	-	88	-	594	-	-	682
Cash dividend, $0.10 per share	-	-	-	(3,029)	-	-	-	(3,029)
Stock compensation activity, net of tax	594	6	89	-	-	-	-	95
Stock compensation expense	-	-	1,851	-	-	-	-	1,851
Purchase of common stock returned to authorized but unissued	(4,307)	(43)	-	-	-	-	(55,522)	(55,565)
Balances at June 30, 2015	30,707	$$307	$315,922	$162,575	$(21,958)	$114	$(55,522)	$401,438

Balances at December 31, 2015	29,407	$$294	$317,022	$168,089	$(21,365)	$582	$(72,692)	$391,930

Comprehensive income:
Net income	-	-	-	11,628	-	-	-	11,628
Other comprehensive income	-	-	-	-	-	2,675	-	2,675
Total comprehensive income								14,303

ESOP shares committed to be released to Plan participants	-	-	145	-	594	-	-	739
Cash dividend, $0.13 per share	-	-	-	(3,554)	-	-	-	(3,554)
Stock based compensation activity	40	-	78	-	-	-	-	78
Stock compensation expense	-	-	942	-	-	-	-	942
Purchase of common stock returned to authorized but unissued	(284)	(2)	-	-	-	-	(3,855)	(3,857)
Balances at June 30, 2016	29,163	$$292	$318,187	$176,163	$(20,771)	$3,257	$(76,547)	$400,581

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2016	2015
	(In Thousands)

Operating activities:
Net income	$11,628	$8,300
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	205	1,140
Provision for depreciation	1,447	1,571
Stock based compensation	942	1,851
Net amortization of premium/discount on debt and mortgage related securities	510	685
Amortization of unearned ESOP shares	739	682
Amortization and impairment of mortgage servicing rights	389	385
Gain on sale of loans held for sale	(54,929)	(48,472)
Loans originated for sale	(1,046,354)	(995,131)
Proceeds on sales of loans originated for sale	1,058,992	960,756
(Increase) decrease in accrued interest receivable	(21)	39
Increase in cash surrender value of life insurance	(712)	(559)
Decrease in accrued interest on deposits and borrowings	(211)	(41)
Increase in other liabilities	4,149	4,490
(Increase) decrease in accrued tax receivable	(367)	2,402
Gain on sale of available for sale securities	-	(44)
Net loss related to real estate owned	3	379
Gain on sale of mortgage servicing rights	-	(262)
Other	(9,447)	(4,225)
Net cash used in operating activities	(33,037)	(66,054)

Investing activities:
Net increase in loans receivable	(18,910)	(10,151)
Purchases of:
Debt securities	-	(10,000)
Mortgage related securities	(5,236)	(15,933)
Premises and equipment, net	(689)	(931)
Bank owned life insurance	(10,180)	(180)
FHLB stock	(2,250)	(2,000)
Proceeds from:
Principal repayments on mortgage-related securities	19,115	20,652
Maturities of debt securities	5,945	5,690
Sales of debt securities	-	1,034
Sales of FHLB stock	6,900	-
Sales of real estate owned	3,712	13,475
Net cash (used in) provided by investing activities	(1,593)	1,656

Financing activities:
Net increase (decrease) in deposits	49,348	(13,646)
Net change in short term borrowings	(6,458)	10,000
Repayment of long term debt	(70,000)	-
Proceeds from long term debt	50,000	-
Net change in advance payments by borrowers for taxes	175	1,924
Cash dividends on common stock	(2,671)	(3,113)
Purchase of common stock returned to authorized but unissued	(3,857)	(55,565)
Proceeds from stock option exercises	78	89
Net cash provided by (used in) financing activities	16,615	(60,311)
Decrease in cash and cash equivalents	(18,015)	(124,709)
Cash and cash equivalents at beginning of period	100,471	172,820
Cash and cash equivalents at end of period	$82,456	$48,111

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$6,545	$2,303
Interest payments	11,407	11,305
Noncash activities:
Loans receivable transferred to real estate owned	3,123	9,066
Dividends declared but not paid in other liabilities	2,304	1,536

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Note 1 — Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Waterstone Financial, Inc. (the "Company") and the Company's subsidiaries.

WaterStone Bank (the "Bank") is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2015 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other period.

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

Impact of Recent Accounting Pronouncements

ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are in the process of evaluating the impact adoption of ASU 2016-13 will have on our consolidated financial statements and disclosures.

ASU 2016-02 "Lease (Topic 842)" ("ASU 2016-02") requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We are in the process of evaluating the impact adoption of ASU 2016-13 will have on our consolidated financial statements and disclosures.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$84,445	$2,388	$(3)	$86,830
Collateralized mortgage obligations:
Government sponsored enterprise issued	67,855	1,112	-	68,967
Mortgage-related securities	152,300	3,500	(3)	155,797

Government sponsored enterprise bonds	3,750	28	-	3,778
Municipal securities	72,371	3,155	(6)	75,520
Other debt securities	17,400	128	(628)	16,900
Debt securities	93,521	3,311	(634)	96,198
Certificates of deposit	1,715	16	-	1,731
	$247,536	$6,827	$(637)	$253,726

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$95,911	$1,004	$(248)	$96,667
Collateralized mortgage obligations:
Government sponsored enterprise issued	70,605	123	(300)	70,428
Mortgage-related securities	166,516	1,127	(548)	167,095

Government sponsored enterprise bonds	3,750	-	(4)	3,746
Municipal securities	77,509	1,730	(80)	79,159
Other debt securities	17,401	209	(647)	16,963
Debt securities	98,660	1,939	(731)	99,868
Certificates of deposit	2,695	4	(4)	2,695
	$267,871	$3,070	$(1,283)	$269,658

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At June 30, 2016, $93.0 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of June 30, 2016, $2.2 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2015, $94.1 million of the Company's government sponsored enterprise bonds and $2.5 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities, respectively.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2016 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$10,945	$11,026
Due after one year through five years	19,526	19,799
Due after five years through ten years	42,011	44,103
Due after ten years	22,754	23,001
Mortgage-related securities	152,300	155,797
	$247,536	$253,726

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$-	$-	$2,177	$(3)	$2,177	$(3)
Collateralized mortgage obligations:
Government sponsored enterprise issued	-	-	-	-	-	-
Municipal securities	6,603	(6)	-	-	6,603	(6)
Other debt securities	-	-	9,372	(628)	9,372	(628)
Certificates of deposit	-	-	-	-	-	-
	$6,603	$(6)	$11,549	$(631)	$18,152	$(637)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$18,488	$(163)	$5,577	$(85)	$24,065	$(248)
Collateralized mortgage obligations:
Government sponsored enterprise issued	48,281	(300)	-	-	48,281	(300)
Government sponsored enterprise bonds	3,246	(4)	-	-	3,246	(4)
Municipal securities	9,409	(18)	5,555	(62)	14,964	(80)
Other debt securities	14,363	(647)	-	-	14,363	(647)
Certificates of deposit	976	(4)	-	-	976	(4)
	$94,763	$(1,136)	$11,132	$(147)	$105,895	$(1,283)

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment. In evaluating whether a security's decline in market value is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, the financial condition of the issuer and the underlying obligors, quality of credit enhancements, volatility of the fair value of the security, the expected recovery period of the security and ratings agency evaluations. In addition, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral.

As of June 30, 2016, the Company held two municipal securities that had previously been deemed to be other-than-temporarily impaired. Both securities were issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses charged to earnings with respect to these two municipal securities. During the year ended December 31, 2014, there were sales in the market of municipal issuer bonds at a discounted price that resulted in the Company recording additional credit losses. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 for these municipal bonds.  As of June 30, 2016, these securities had a combined amortized cost of $198,000 and total life-to-date impairment of $117,000.

As of June 30, 2016, the Company had two mortgage-backed securities and one other debt security which had been in an unrealized loss position for twelve months or longer. These securities were determined not to be other-than-temporarily impaired as of June 30, 2016. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

There were no sales of securities during the six months ended June 30, 2016.  During the six months ended June 30, 2015, proceeds from the sale of securities totaled $1.0 million and resulted in gains totaling $44,000. The $44,000 included in gain on sale of available for sale securities in the consolidated statements of income during the six months ended June 30, 2015 was reclassified from accumulated other comprehensive income.

Note 3 - Loans Receivable

Loans receivable at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$383,029	$381,992
Multi-family	544,753	547,250
Home equity	23,173	24,326
Construction and land	16,842	19,148
Commercial real estate	134,537	118,820
Consumer	342	361
Commercial loans	27,360	23,037
	$1,130,036	$1,114,934

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. While the Company's credit risks are geographically concentrated in the Milwaukee metropolitan area, there are no concentrations with individual or groups of related borrowers.

Qualifying loans receivable totaling $885.2 million and $872.8 million at June 30, 2016 and December 31, 2015, respectively, are pledged as collateral against $330.0 million in outstanding Federal Home Loan Bank of Chicago (FHLBC) advances under a blanket security agreement.

As of June 30, 2016 and December 31, 2015, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of June 30, 2016 and December 31, 2015 follows:

	As of June 30, 2016
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,064	$99	$5,441	$6,604	$376,425	$383,029
Multi-family	379	-	700	1,079	543,674	544,753
Home equity	30	-	58	88	23,085	23,173
Construction and land	-	-	66	66	16,776	16,842
Commercial real estate	-	-	209	209	134,328	134,537
Consumer	-	-	-	-	342	342
Commercial loans	-	2	26	28	27,332	27,360
Total	$1,473	$101	$6,500	$8,074	$1,121,962	$1,130,036

	As of December 31, 2015
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$851	$1,133	$6,503	$8,487	$373,505	$381,992
Multi-family	—	207	1,858	2,065	545,185	547,250
Home equity	255	96	110	461	23,865	24,326
Construction and land	-	-	238	238	18,910	19,148
Commercial real estate	57	-	223	280	118,540	118,820
Consumer	-	-	-	-	361	361
Commercial loans	-	-	-	-	23,037	23,037
Total	$1,163	$1,436	$8,932	$11,531	$1,103,403	$1,114,934

(1)	Includes $447,000 and $315,000 at June 30, 2016 and December 31, 2015, respectively, which are on non-accrual status.
(2)	Includes $32,000 and $467,000 at June 30, 2016 and December 31, 2015, respectively, which are on non-accrual status.
(3)	Includes $4.4 million and $7.9 million at June 30, 2016 and December 31, 2015, respectively, which are on non-accrual status.

A summary of the activity for the six months ended June 30, 2016 and 2015 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Six months ended June 30, 2016
Balance at beginning of period	$7,763	$5,000	$433	$904	$1,680	$9	$396	$16,185
Provision (credit) for loan losses	(103)	(5)	(2)	(13)	52	1	275	205
Charge-offs	(464)	(445)	(62)	(3)	-	-	-	(974)
Recoveries	178	59	19	33	-	-	-	289
Balance at end of period	$7,374	$4,609	$388	$921	$1,732	$10	$671	$15,705

Six months ended June 30, 2015
Balance at beginning of period	$9,877	$5,358	$422	$687	$1,951	$8	$403	$18,706
Provision (credit) for loan losses	1,402	(147)	(54)	47	(115)	(2)	9	1,140
Charge-offs	(1,220)	(1,304)	(48)	(47)	(45)	-	-	(2,664)
Recoveries	289	753	95	33	5	3	-	1,178
Balance at end of period	$10,348	$4,660	$415	$720	$1,796	$9	$412	$18,360

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of June 30, 2016 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$605	$-	$75	$-	$88	$-	$2	$770
Allowance related to loans collectively evaluated for impairment	6,769	4,609	313	921	1,644	10	669	14,935
Balance at end of period	$7,374	$4,609	$388	$921	$1,732	$10	$671	$15,705

Loans individually evaluated for impairment	$12,124	$4,287	$319	$504	$1,631	$-	$48	$18,913
Loans collectively evaluated for impairment	370,905	540,466	22,854	16,338	132,906	342	27,312	1,111,123
Total gross loans	$383,029	$544,753	$23,173	$16,842	$134,537	$342	$27,360	$1,130,036

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of December 31, 2015 follows:

	One- to Four-Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$1,114	$242	$108	$3	$106	$-	$3	$1,576
Allowance related to loans collectively evaluated for impairment	6,649	4,758	325	901	1,574	9	393	14,609
Balance at end of period	$7,763	$5,000	$433	$904	$1,680	$9	$396	$16,185

Loans individually evaluated for impairment	$18,385	$5,100	$472	$1,795	$1,766	$-	$27	$27,545
Loans collectively evaluated for impairment	363,607	542,150	23,854	17,353	117,054	361	23,010	1,087,389
Total gross loans	$381,992	$547,250	$24,326	$19,148	$118,820	$361	$23,037	$1,114,934

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of June 30, 2016 and December 31, 2015:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At June 30, 2016
Substandard	$14,271	$1,757	$406	$66	$1,631	$-	$47	$18,178
Watch	9,800	2,931	113	874	1,465	-	3,070	18,253
Pass	358,958	540,065	22,654	15,902	131,441	342	24,243	1,093,605
	$383,029	$544,753	$23,173	$16,842	$134,537	$342	$27,360	$1,130,036

At December 31, 2015
Substandard	$19,148	$2,553	$684	$1,794	$1,766	$-	$55	$26,000
Watch	11,352	3,634	128	-	1,161	-	402	16,677
Pass	351,492	541,063	23,514	17,354	115,893	361	22,580	1,072,257
	$381,992	$547,250	$24,326	$19,148	$118,820	$361	$23,037	$1,114,934

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

The following tables present data on impaired loans at June 30, 2016 and December 31, 2015.

	As of or for the Six Months Ended June 30, 2016
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$3,040	$3,080	$605	$40	$3,066	$69
Multi-family	-	-	-	-	-	-
Home equity	163	163	75	-	167	7
Construction and land	-	-	-	-	-	-
Commercial real estate	296	705	88	409	303	6
Consumer	-	-	-	-	-	-
Commercial	2	2	2	-	3	-
	3,501	3,950	770	449	3,539	82
Total Impaired with no Reserve
One- to four-family	9,084	10,509	-	1,425	9,340	179
Multi-family	4,287	5,315	-	1,028	4,313	118
Home equity	156	156	-	-	156	2
Construction and land	504	504	-	-	780	12
Commercial real estate	1,335	1,335	-	-	1,397	31
Consumer	-	-	-	-	-	-
Commercial	46	46	-	-	48	1
	15,412	17,865	-	2,453	16,034	343
Total Impaired
One- to four-family	12,124	13,589	605	1,465	12,406	248
Multi-family	4,287	5,315	-	1,028	4,313	118
Home equity	319	319	75	-	323	9
Construction and land	504	504	-	-	780	12
Commercial real estate	1,631	2,040	88	409	1,700	37
Consumer	-	-	-	-	-	-
Commercial	48	48	2	-	51	1
	$18,913	$21,815	$770	$2,902	$19,573	$425

	As of or for the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$7,903	$8,923	$1,114	$1,020	$8,113	$393
Multi-family	1,055	1,055	242	-	1,044	42
Home equity	169	169	108	-	174	10
Construction and land	156	269	3	113	155	-
Commercial real estate	314	723	106	409	367	23
Consumer	-	-	-	-	-	-
Commercial	3	3	3	-	5	1
	9,600	11,142	1,576	1,542	9,858	469
Total Impaired with no Reserve
One- to four-family	10,482	11,991	-	1,509	10,676	500
Multi-family	4,045	5,090	-	1,045	4,106	245
Home equity	303	303	-	-	307	13
Construction and land	1,639	1,639	-	-	1,827	62
Commercial real estate	1,452	1,452	-	-	1,458	72
Consumer	-	-	-	-	-	-
Commercial	24	24	-	-	29	2
	17,945	20,499	-	2,554	18,403	894
Total Impaired
One- to four-family	18,385	20,914	1,114	2,529	18,789	893
Multi-family	5,100	6,145	242	1,045	5,150	287
Home equity	472	472	108	-	481	23
Construction and land	1,795	1,908	3	113	1,982	62
Commercial real estate	1,766	2,175	106	409	1,825	95
Consumer	-	-	-	-	-	-
Commercial	27	27	3	-	34	3
	$27,545	$31,641	$1,576	$4,096	$28,261	$1,363

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $15.4 million of impaired loans as of June 30, 2016 for which no allowance has been provided, $2.5 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans' net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At June 30, 2016, total impaired loans included $11.6 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2015, total impaired loans included $17.5 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of June 30, 2016
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$3,308	3	$2,502	34	$5,810	37
Multi-family	2,530	1	1,464	5	3,994	6
Home equity	-	-	98	1	98	1
Construction and land	437	1	-	-	437	1
Commercial real estate	1,192	2	65	1	1,257	3
	$7,467	7	$4,129	41	$11,596	48

	As of December 31, 2015
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$3,900	4	$5,739	45	$9,639	49
Multi-family	2,546	1	2,317	7	4,863	8
Home equity	-	-	98	1	98	1
Construction and land	1,556	2	-	-	1,556	2
Commercial real estate	1,306	1	77	1	1,383	2
	$9,308	8	$8,231	54	$17,539	62

At June 30, 2016, $11.6 million in loans had been modified in troubled debt restructurings and $4.1 million of these loans were included in the non-accrual loan total. The remaining $7.5 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $442,000 valuation allowance has been established as of June 30, 2016 with respect to the $11.6 million in troubled debt restructurings. As of December 31, 2015, a $996,000 valuation allowance had been established with respect to the $17.5 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of June 30, 2016
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$9,666	24	$800	2	$10,466	26
Interest reduction	1,130	22	-	-	1,130	22
	$10,796	46	$800	2	$11,596	48

	As of December 31, 2015
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$13,971	30	$1,012	5	$14,983	35
Principal forbearance	97	1	-	-	97	1
Interest reduction	2,459	26	-	-	2,459	26
	$16,527	57	$1,012	5	$17,539	62

There were no loans modified as troubled debt restructurings for the three or six months ended June 30, 2016 and June 30, 2015.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three or six months ended June 30, 2016 and June 30, 2015.

The following table presents data on non-accrual loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$8,765	$13,888
Multi-family	1,757	2,553
Home equity	304	437
Construction and land	66	239
Commercial real estate	439	460
Commercial	48	27
Consumer	-	-
Total non-accrual loans	$11,379	$17,604
Total non-accrual loans to total loans receivable	1.01%	1.58%
Total non-accrual loans to total assets	0.63%	1.00%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	June 30, 2016	December 31, 2015
	(In Thousands)

One- to four-family	$3,834	$4,610
Multi-family	402	209
Construction and land	5,346	5,262
Commercial real estate	300	300
Total real estate owned	9,882	10,381
Valuation allowance at end of period	(1,245)	(1,191)
Total real estate owned, net	$8,637	$9,190

The following table presents the activity in the Company's real estate owned:

	Six months ended June 30,
	2016	2015
	(In Thousands)
Real estate owned at beginning of the period	$9,190	$18,706
Transferred from loans receivable	3,123	9,066
Sales (net of gains / losses)	(3,325)	(12,484)
Write downs	(351)	(1,244)
Other	-	282
Real estate owned at the end of the period	$8,637	$14,326

Residential one- to four-family mortgage loans that were in the process of foreclosure were $3.4 million and $5.1 million at June 30, 2016 and December 31, 2015, respectively.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Six months ended June 30,
	2016	2015
	(In Thousands)
Mortgage servicing rights at beginning of the period	$1,422	$2,521
Additions	972	1,999
Amortization	(239)	(375)
Sales	-	(614)
Mortgage servicing rights at end of the period	2,155	3,531
Valuation allowance at end of period	(150)	(20)
Mortgage servicing rights at end of the period, net	$2,005	$3,511

During the six months ended June 30, 2016, $1.0 billion in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $1.1 billion, generating mortgage banking income of $55.6 million. The unpaid principal balance of loans serviced for others was $291.6 million and $176.4 million at June 30, 2016 and December 31, 2015, respectively. These loans are not reflected in the consolidated statements of financial condition.

During the six months ended June 30, 2016, the Company did not sell any mortgage servicing rights. During the six months ended June 30, 2015, the Company sold mortgage servicing rights related to $87.3 million in loans receivable with a book value of $614,000 for $876,000 resulting in a gain on sale of $262,000.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ended December 31:	(In Thousands)
2016	$204
2017	348
2018	304
2019	260
2020	218
Thereafter	671
Total	$2,005

Note 6— Deposits

At June 30, 2016 and December 31, 2015, time deposits with balances greater than $250,000 amounted to $45.4 million and $37.7 million, respectively.

A summary of the contractual maturities of time deposits at June 30, 2016 is as follows:

(In Thousands)

Within one year	$479,358
More than one to two years	192,580
More than two to three years	4,311
More than three to four years	3,986
More than four through five years	1,865
$682,100

Note 7— Borrowings

Borrowings consist of the following:

		June 30, 2016		December 31, 2015
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)
Short-term repurchase agreement		$745	3.22%	$7,203	3.19%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2016		150,000	4.44%	220,000	4.34%
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
2021		50,000	0.70%	-	0.00%
Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$414,745	3.46%	$441,203	3.88%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $745,000 balance at June 30, 2016 and a $7.2 million balance at December 31, 2015.

The $150.0 million in advances due in 2016 consists of five advances with fixed rates ranging from 4.25% to 4.82% callable quarterly until maturity.

The $65.0 million in advances due in 2017 consists of three advances with fixed rates ranging from 3.09% to 3.46% callable quarterly until maturity.

The $65.0 million in advances due in 2018 consists of three advances with fixed rates ranging from 2.73% to 3.11% callable quarterly until maturity.

The $50.0 million in advances due in 2021 consists of two advances with fixed rates ranging from 0.67% to 0.73% with a FHLB call option in June 2018.

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $93.0 million at June 30, 2016 and $94.1 million at December 31, 2015.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances. The Company's borrowings from the FHLBC are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 51% of the carrying value of home equity loans and 75% of the carrying value of multi-family loans. In addition, these advances are collateralized by FHLBC stock of $14.9 million at June 30, 2016 and $19.5 million at December 31, 2015. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

The actual and required capital amounts and ratios for the Bank as of June 30, 2016 and December 31, 2015 are presented in the table below:

	June 30, 2016
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$412,262	33.17%	$99,442	8.00%	$107,211	8.625%	$	N/A	N/A
WaterStone Bank	383,720	30.91%	99,307	8.00%	107,065	8.625%		124,133	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	396,723	31.92%	74,581	6.00%	82,350	6.625%		N/A	N/A
WaterStone Bank	368,202	29.66%	74,480	6.00%	82,238	6.625%		99,307	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	396,723	31.92%	55,936	4.50%	63,705	5.125%		N/A	N/A
WaterStone Bank	368,202	29.66%	55,860	4.50%	63,618	5.125%		80,687	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	396,723	22.63%	70,112	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	368,202	21.06%	69,919	4.00%	N/A	N/A		87,399	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	368,202	20.52%	107,654	6.00%	N/A	N/A		N/A	N/A

	December 31, 2015
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$405,947	33.41%	$97,207	8.00%	$	N/A	N/A	$	N/A	N/A
WaterStone Bank	374,435	30.92%	96,885	8.00%		N/A	N/A		121,106	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	390,747	32.16%	72,905	6.00%		N/A	N/A		N/A	N/A
WaterStone Bank	359,284	29.67%	72,664	6.00%		N/A	N/A		96,885	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	390,747	32.16%	54,679	4.50%		N/A	N/A		N/A	N/A
WaterStone Bank	359,284	29.67%	54,498	4.50%		N/A	N/A		78,719	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	390,747	22.20%	70,417	4.00%		N/A	N/A		N/A	N/A
WaterStone Bank	359,284	20.45%	70,286	4.00%		N/A	N/A		87,857	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	359,284	20.43%	105,493	6.00%		N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense increased from $4.8 million during the six months ended June 30, 2015 to $6.7 million for the six months ended June 30, 2016. This increase was due to the increase in our income before income taxes, which increased from $13.1 million during the six months ended June 30, 2015 to $18.3 million during the six months ended June 30, 2016.  Income tax expense is recognized on the statement of income during the six months ended June 30, 2016 at an effective rate of 36.4% of pretax income consistent with 36.4% during the six months ended June 30, 2015.

The Company has a deferred tax asset of $857,000 related to stock options awarded in 2007.  The stock options awarded in 2007 expire in January 2017.  If these awards are not exercised, the Company will have to recognize additional tax expense equal to the amount of the deferred tax asset upon expiration.  In the event that these options are exercised, the Company's tax deduction would be limited to the amount by which the fair market value of the stock, on the exercise date, exceeds the options strike price.  Per ASC 718, the determination of a need for a valuation allowance against stock-based compensation awards by a company should not consider the current fair market value of its stock.  Therefore, no valuation allowance has been recorded against these awards, even though these awards are currently out-of-the-money and may not be exercised.

Note 10 – Offsetting of Assets and Liabilities

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. In addition, the Company enters into agreements under which it sells loans held for sale subject to an obligation to repurchase the same loans. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of assets. The obligation to repurchase the assets is reflected as a liability in the Company's consolidated statements of condition, while the securities and loans held for sale underlying the repurchase agreements remain in the respective investment securities and loans held for sale asset accounts. In other words, there is no offsetting or netting of the investment securities or loans held for sale assets with the repurchase agreement liabilities. One of the Company's two short-term repurchase agreements and all of the Company's long-term repurchase agreements are subject to master netting agreements, which set forth the rights and obligations for repurchase and offset. Under the master netting agreement, the Company is entitled to set off the collateral placed with a single counterparty against obligations owed to that counterparty.

The following table presents the liabilities subject to an enforceable master netting agreement as of June 30, 2016 and December 31, 2015.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
June 30, 2016
Repurchase Agreements
Short-term	$745	$-	$745	$745	$-
Long-term	84,000	-	84,000	84,000	-
	$84,745	$-	$84,745	$84,745	$-

December 31, 2015
Repurchase Agreements
Short-term	$7,203	$-	$7,203	$7,203	$-
Long-term	84,000	-	84,000	84,000	-
	$91,203	$-	$91,203	$91,203	$-

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

	June 30, 2016	December 31, 2015
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$27,130	$10,307
Commitments to extend credit under home equity lines of credit (2)	13,736	14,173
Unused portion of construction loans (3)	32,725	25,545
Unused portion of business lines of credit	15,134	16,392
Standby letters of credit	392	566

(1) Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)  Unused portions of home equity loans are available to the borrower for up to ten years.
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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of June 30, 2016 and December 31, 2015.

In the normal course of business, the Company, or it's subsidiaries, are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Herrington, et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a lawsuit that was filed in the Federal District Court for the Western District of Wisconsin and has been transferred to arbitration, alleging that Waterstone Mortgage Corporation violated the Fair Labor Standards Act and failed to pay loan officers consistent with their various contracts.  Waterstone Mortgage Corporation is and will continue to vigorously defend its interests in this matter.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At June 30, 2016, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $476.0 million and interest rate lock commitments with an aggregate notional amount of approximately $273.8 million.  The fair value of the forward commitments to sell mortgage loans at June 30, 2016 included a loss of $2.9 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at June 30, 2016 included a gain of $5.5 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In Thousands, except per share amounts)

Net income	$7,767	$5,284	$11,628	$8,300
Net income available to unvested restricted shares	5	83	7	126
Net income available to common stockholders	$7,762	$5,201	$11,621	$8,174

Weighted average shares outstanding	26,919	29,841	26,942	31,098
Effect of dilutive potential common shares	285	350	301	315
Diluted weighted average shares outstanding	27,204	30,191	27,243	31,413

Basic earnings per share	$0.29	$0.17	$0.43	$0.26
Diluted earnings per share	$0.29	$0.17	$0.43	$0.26

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2016	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$86,830	$-	$86,830	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	68,967	-	68,967	-
Government sponsored enterprise bonds	3,778	-	3,778	-
Municipal securities	75,520	-	75,520	-
Other debt securities	16,900	2,467	14,433	-
Certificates of deposit	1,731	-	1,731	-
Loans held for sale	208,807	-	208,807	-
Mortgage banking derivative assets	5,488	-	-	5,488
Mortgage banking derivative liabilities	2,917	-	-	2,917

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$96,667	$-	$96,667	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	70,428	-	70,428	-
Government sponsored enterprise bonds	3,746	-	3,746	-
Municipal securities	79,159	-	79,159	-
Other debt securities	16,963	2,600	14,363	-
Certificates of deposit	2,695	-	2,695	-
Loans held for sale	166,516	-	166,516	-
Mortgage banking derivative assets	2,313	-	-	2,313
Mortgage banking derivative liabilities	125	-	-	125

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

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2014	$999

Mortgage derivative gain, net	1,189
Balance at December 31, 2015	$2,188

Mortgage derivative gain, net	383
Balance at June 30, 2016	$2,571

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2016	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$2,731	$-	$-	$2,731
Real estate owned	8,637	-	-	8,637
Impaired mortgage servicing rights	1,564	-	-	1,564

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$8,024	$-	$-	$8,024
Real estate owned	9,190	-	-	9,190

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At June 30, 2016, loans determined to be impaired with an outstanding balance of $3.5 million were carried net of specific reserves of $0.8 million for a fair value of $2.7 million. At December 31, 2015, loans determined to be impaired with an outstanding balance of $9.6 million were carried net of specific reserves of $1.6 million for a fair value of $8.0 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $351,000 and $1.2 million during the six months ended June 30, 2016 and 2015, respectively and are recorded in real estate owned expense. At June 30, 2016 and December 31, 2015, real estate owned totaled $8.6 million and $9.2 million, respectively.

Mortgage servicing rights - The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  At June 30, 2016, the Company determined that $1.6 million of mortgage servicing rights were temporarily impaired, and as a result, recorded an impairment valuation allowance of $150,000.  At December 31, 2015, there was no impairment identified for mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at June 30, 2016	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$2,571	Pricing models	Pull through rate	38.0%	100.0%
Impaired loans	2,731	Market approach	Discount rates applied to appraisals	15.0%	30.0%
Real estate owned	8,637	Market approach	Discount rates applied to appraisals	0.0%	85.7%
Impaired mortgage servicing rights	1,564	Pricing models	Prepayment rate	7.8%	37.5%
			Discount rate	10.0%	11.0%
			Cost to service	$75.76	$571.60

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
The carrying amounts and fair values of the Company's financial instruments consist of the following:

	June 30, 2016					December 31, 2015
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$82,456	$82,456	$72,456	$10,000	$-	$100,471	$100,471	$100,471	$-	$-
Securities available-for-sale	253,726	253,726	2,467	251,259	-	269,658	269,658	2,600	267,058	-
Loans held for sale	208,807	208,807	-	208,807	-	166,516	166,516	-	166,516	-
Loans receivable	1,130,036	1,172,946	-	-	1,172,946	1,114,934	1,165,370	-	-	1,165,370
FHLB stock	14,850	14,850	-	14,850	-	19,500	19,500	-	19,500	-
Accrued interest receivable	4,129	4,129	4,129	-	-	4,108	4,108	4,108	-	-
Mortgage servicing rights	2,005	2,058	-	-	2,058	1,422	1,658	-	-	1,658
Mortgage banking derivative assets	5,488	5,488	-	-	5,488	2,313	2,313	-	-	2,313

Financial Liabilities
Deposits	942,709	943,154	260,609	682,545	-	893,361	894,015	243,304	650,711	-
Advance payments by borrowers for taxes	16,011	16,011	16,011	-	-	3,661	3,661	3,661	-	-
Borrowings	414,745	423,122	-	423,122	-	441,203	463,238	-	463,238	-
Accrued interest payable	1,431	1,431	1,431	-	-	1,642	1,642	1,642	-	-
Mortgage banking derivative liabilities	2,917	2,917	-	-	2,917	125	125	-	-	125

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at June 30, 2016 and December 31, 2015.

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

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 21 states.

	As of or for the three months ended June 30, 2016
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,962	$132	$71	$10,165
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	9,962	132	71	10,165

Noninterest income	1,203	35,400	(252)	36,351

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,037	21,787	(115)	25,709
Occupancy, office furniture and equipment	816	1,603	-	2,419
FDIC insurance premiums	155	-	-	155
Real estate owned	163	-	-	163
Other	1,264	4,615	(94)	5,785
Total noninterest expenses	6,435	28,005	(209)	34,231
Income before income taxes	4,730	7,527	28	12,285
Income tax expense	1,421	3,087	10	4,518
Net income	$3,309	$4,440	$18	$7,767

Total assets	$1,793,197	$246,295	$(240,226)	$1,799,266

	As of or for the three months ended June 30, 2015
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,742	$230	$88	$10,060
Provision for loan losses	650	155	-	805
Net interest income after provision for loan losses	9,092	75	88	9,255

Noninterest income	920	30,231	(111)	31,040

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,807	19,572	(107)	23,272
Occupancy, office furniture and equipment	801	1,468	-	2,269
FDIC insurance premiums	271	-	-	271
Real estate owned	687	(1)	-	686
Other	1,135	4,220	94	5,449
Total noninterest expenses	6,701	25,259	(13)	31,947
Income before income taxes	3,311	5,047	(10)	8,348
Income tax expense	917	2,112	35	3,064
Net income (loss)	$2,394	$2,935	$(45)	$5,284

Total assets	$1,706,005	$231,948	$(200,730)	$1,737,223

	As of or for the six months ended June 30, 2016
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$19,733	$277	$138	$20,148
Provision for loan losses	100	105	-	205
Net interest income after provision for loan losses	19,633	172	138	19,943

Noninterest income	1,925	56,333	(462)	57,796

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	8,392	35,231	(228)	43,395
Occupancy, office furniture and equipment	1,648	3,107	-	4,755
FDIC insurance premiums	360	-	-	360
Real estate owned	307	-	-	307
Other	2,453	8,337	(154)	10,636
Total noninterest expenses	13,160	46,675	(382)	59,453
Income before income taxes	8,398	9,830	58	18,286
Income tax expense	2,604	4,030	24	6,658
Net income	$5,794	$5,800	$34	$11,628

	As of or for the six months ended June 30, 2015
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
		(In Thousands)

Net interest income	$18,975	$350	$171	$19,496
Provision for loan losses	950	190	-	1,140
Net interest income after provision for loan losses	18,025	160	171	18,356

Noninterest income	1,678	51,557	(162)	53,073

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	8,535	33,027	(212)	41,350
Occupancy, office furniture and equipment	1,647	3,065	-	4,712
FDIC insurance premiums	607	-	-	607
Real estate owned	1,214	15	-	1,229
Other	2,104	8,199	174	10,477
Total noninterest expenses	14,107	44,306	(38)	58,375
Income before income taxes	5,596	7,411	47	13,054
Income tax expense	1,582	3,101	71	4,754
Net income (loss)	$4,014	$4,310	$(24)	$8,300

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and six months ended June 30, 2016 and 2015 and the financial condition as of June 30, 2016 compared to the financial condition as of December 31, 2015.
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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and six months ended June 30, 2016 and 2015, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended June 30, 2016 and 2015

Net income for the three months ended June 30, 2016 totaled $3.3 million compared to net income of $2.4 million for the three months ended June 30, 2015.  Net interest income increased $220,000 to $10.0 million for the three months ended June 30, 2016 compared to $9.7 million for the three months ended June 30, 2015.  The provision for loan losses decreased $650,000 compared to the prior year comparable period. Compensation, payroll taxes, and other employee benefits expense increased due primarily to increases in variable compensation and stock compensation. The Bank also reported increases in occupancy, office furniture, and equipment expense and other noninterest expense for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. FDIC insurance premiums and real estate owned expense decreased for the second quarter of 2016 compared to the previous year period.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2016 and 2015

Net income totaled $4.4 million for the three months ended June 30, 2016 compared to net income of $2.9 million for the three months ended June 30, 2015.  Mortgage banking segment revenue increased $5.2 million, or 17.1%, to $35.4 million for the three months ended June 30, 2016 compared to $30.2 million for the three months ended June 30, 2015.  The increase in revenue was attributable to an increase in origination volume and an increase in margin. While mortgage segment revenue increased 17.1%, total noninterest expenses increased $2.7 million, or 10.9%, to $28.0 million for the three months ended June 30, 2016 compared to $25.3 million for the three months ended June 30, 2015. The increase in noninterest expenses resulted from an increase in commissions paid, which correlates to the increase in origination volume, resulting in $2.2 million additional compensation, payroll taxes, and other employee benefits expense.

Loans originated by the mortgage banking segment for the purpose of sale in the secondary market increased $79.0 million, or 13.3%, to $675.1 million during the three months ended June 30, 2016, compared to $596.1 million for the three months ended June 30, 2015.  The increase in originations was driven by an increase in the origination of loans made for the purpose of residential purchases, which yield a higher margin than refinance loans, partially offset by a decrease in the origination of mortgage refinance loans.  Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance.  Origination volume related to purchase activity accounted for 88% and 86% of total originations for the three months ended June 30, 2016 and 2015, respectively.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended June 30,
	2016	2015
	(Dollars in Thousands, except per share amounts)

Net income	$7,767	$5,284
Earnings per share - basic	0.29	0.17
Earnings per share - diluted	0.29	0.17
Annualized return on average assets	1.78%	1.21%
Annualized return on average equity	7.86%	5.04%

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

	Three months ended June 30,
	2016			2015
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,261,199	$14,073	4.49%	$1,240,703	$14,065	4.55%
Mortgage related securities (2)	160,613	790	1.98%	175,498	820	1.87%
Debt securities, federal funds sold and short-term investments (2)(3)	212,545	1,110	2.10%	225,319	1,090	1.94%
Total interest-earning assets	1,634,357	15,973	3.93%	1,641,520	15,975	3.90%

Noninterest-earning assets	119,033			112,600
Total assets	$1,753,390			$1,754,120

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$33,681	5	0.06%	$31,335	5	0.06%
Money market and savings accounts	163,219	106	0.26%	131,716	30	0.09%
Time deposits	675,306	1,724	1.03%	630,230	1,323	0.84%
Total interest-bearing deposits	872,206	1,835	0.85%	793,281	1,358	0.69%
Borrowings	388,933	3,748	3.88%	446,983	4,324	3.88%
Total interest-bearing liabilities	1,261,139	5,583	1.78%	1,240,264	5,682	1.84%

Noninterest-bearing liabilities
Noninterest-bearing deposits	70,273			66,399
Other noninterest-bearing liabilities	24,358			26,992
Total noninterest-bearing liabilities	94,631			93,391
Total liabilities	1,355,770			1,333,655
Equity	397,620			420,465
Total liabilities and equity	$1,753,390			$1,754,120

Net interest income / Net interest rate spread (4)		10,390	2.15%		10,293	2.07%
Less: taxable equivalent adjustment		225	0.06%		233	0.06%
Net interest income / Net interest rate spread, as reported		$10,165	2.09%		$10,060	2.01%
Net interest-earning assets (5)	$373,218			$401,256
Net interest margin (6)			2.50%			2.46%
Tax equivalent effect			0.06%			0.06%
Net interest margin on a fully tax equivalent basis (6)			2.56%			2.52%
Average interest-earning assets to average interest-bearing liabilities			129.59%			132.35%
__________
(1) Interest income includes net deferred loan fee amortization income of $190,000 and $163,000 for the three months ended June 30, 2016 and 2015, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.67% and 1.53% for the three months ended June 30, 2016 and 2015, respectively.
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

	Three months ended June 30,
	2016 versus 2015
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$37	$(29)	$8
Mortgage related securities (3)	(88)	58	(30)
Other earning assets (3)(4)	(65)	85	20
Total interest-earning assets	(116)	114	(2)

Interest expense:
Demand accounts	-	-	-
Money market and savings accounts	8	68	76
Time deposits	99	302	401
Total interest-earning deposits	107	370	477
Borrowings	(571)	(5)	(576)
Total interest-bearing liabilities	(464)	365	(99)
Net change in net interest income	$348	$(251)	$97
______________
(1)	Interest income includes net deferred loan fee amortization income of $190,000 and $163,000 for the three months ended June 30, 2016 and 2015, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income increased $105,000, or 1.0%, to $10.2 million during the three months ended June 30, 2016 compared to $10.1 million during the three months ended June 30, 2015.

·
Interest income on loans increased $8,000 due primarily to an increase of $20.5 million in average loans offset by an six basis point decrease in average yield on loans. The increase in average loan balance was driven by a $43.2 million increase in the average balance of loans held in portfolio, partially offset by a $22.7 million decrease in the average balance of loans held for sale.

·
Interest income from mortgage-related securities decreased $30,000 year over year as the average balance decreased $14.9 million, which was offset by an increase in rate. As securities have paid down in 2015 and 2016, less purchases have occurred to replace those securities due to current market conditions.

·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $28,000 due to a 14 basis point increase in the average yield. The increase in average yield was driven by a 25 basis point increase in the Federal Funds rate in December 2015, as well as an increase in the cash dividend paid by the FHLB on its stock.  The increase in interest income due to an increase in rate was partially offset by a $12.8 million decrease in average balance, as liquid funds were utilized to fund loan growth and pay off maturing FHLB advances.

·
Interest expense on time deposits increased $401,000 primarily due to a 19 basis point increase in the average cost of funds, as maturing time deposits have repriced, or have been replaced at a higher rate in the current competitive market.  In addition, to an increase in rate, the average balance of time deposits increased compared to the prior year, which reflects the Company's decision to raise funds through our retail delivery channels to pay off FHLB advances that matured during the first half of 2016.

·
Interest expense on money market and savings accounts increased $76,000 due to an increase in both rate and average balance.  Increases in both rate and volume reflect the Company's strategy to target this segment of retail funds for more aggressive growth.

·
Interest expense on borrowings decreased $576,000 due primarily to the maturity of $70.0 million of fixed rate borrowings that were paid off during the current year with lower rate long term fixed borrowings and funds raised through our retail delivery channels.

·
A total of $20.0 million FHLB borrowings at a weighted average rate of 4.49% matured during the three months ended June 30, 2016.  A total of $50.0 million FHLB borrowings at a weighted rate of 4.01% matured in the first quarter of 2016.  During the three months ended June 30, 2016, $50.0 million of FHLB borrowings replaced the maturities in 2016 at a weighted average rate of 0.70%.

Provision for Loan Losses

Our provision for loan losses decreased $805,000 as no provision was necessary during the three months ended June 30, 2016, compared to $805,000 during the three months ended June 30, 2015, as asset quality metrics continued to improve.

The provision is primarily a function of the Company's reserving methodology and assessments of certain quantitative and qualitative factors which are used to determine an appropriate allowance for loan losses for the period.  See further discussion regarding the allowance for loan losses in the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions and the "Allowance for Loan Losses" section.

Noninterest Income
	Three months ended June 30,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$616	$443	$173	39.1%
Increase in cash surrender value of life insurance	471	352	119	33.8%
Mortgage banking income	34,980	29,577	5,403	18.3%
Gain on sale of available for sale securities	-	-	-	N/	M
Other	284	668	(384)	(57.5)%
Total noninterest income	$36,351	$31,040	$5,311	17.1%

N/M - Not meaningful

Total noninterest income increased $5.3 million, or 17.1%, to $36.4 million during the three months ended June 30, 2016 compared to $31.0 million during the three months ended June 30, 2015.  The increase resulted primarily from an increase in mortgage banking income.

·	Service charges on loans and deposits increased primarily due to an increase in loan prepayment penalties.
·	The increase in cash surrender value of life insurance was due to the purchase of a $10.0 million policy in March 2016.
·
The increase in mortgage banking income was the result of an increase in origination volumes.  The volume increased $79.0 million, or 13.3%, to $675.1 million during the three months ended June 30, 2016 compared to $596.1 million during the three months ended June 30, 2015. Along with the increase in origination volume, margin increased as higher margin purchase products performed well.

·
The decrease in other noninterest income was due to a decrease in the servicing fees earned on loans sold with mortgage servicing rights retained and a decrease in gain on mortgage servicing rights sold.  Servicing fees decreased as the balance of loans serviced decreased from $443.6 million at June 30, 2015 to $291.6 million at June 30, 2016.  Gain on mortgage servicing rights sold decreased because such gain, which was treated as a sale and included in other noninterest income in the prior year has been treated as mortgage banking income in the current year.

Noninterest Expenses
	Three months ended June 30,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$25,709	$23,272	$2,437	10.5%
Occupancy, office furniture and equipment	2,419	2,269	150	6.6%
Advertising	655	712	(57)	(8.0)%
Data processing	638	630	8	1.3%
Communications	372	351	21	6.0%
Professional fees	489	632	(143)	(22.6)%
Real estate owned	163	686	(523)	(76.2)%
FDIC insurance premiums	155	271	(116)	(42.8)%
Other	3,631	3,124	507	16.2%
Total noninterest expenses	$34,231	$31,947	$2,284	7.1%

Total noninterest expenses increased $2.3 million, or 7.1%, to $34.2 million during the three months ended June 30, 2016 compared to $31.9 million during the three months ended June 30, 2015.

·
Compensation, payroll taxes and other employee benefit expense increased $230,000, or 7.9%, at the Community Banking segment during the three months ended June 30, 2016.  This was primarily due to variable compensation being higher in 2016 and stock compensation increasing with grants awarded in the second quarter of 2016.

·
Compensation, payroll taxes and other employee benefit expense increased $2.2 million, or 11.3%, at our mortgage banking subsidiary.  An increase in loan origination activity resulted in more commission-based compensation for the quarter. Total compensation, payroll taxes and other employee benefits also increased at our mortgage banking subsidiary as branch managers earned more with increased profitability and new branches were added.  Offsetting those increases was a decrease in health insurance expense.

·
Net real estate owned expense decreased $523,000, to $163,000 of expense during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Property management expense (other than gains/losses) decreased $264,000 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to a reduction in the number of properties under management during 2016. Net gains on sales of REO decreased $589,000 to $199,000 for the three months ended June 30, 2016  compared to $788,000 for the three months ended June 30, 2015. Real estate owned writedowns were $221,000 for the three months ended June 30, 2016 compared to $1.1 million for the three months ended June 30, 2015.

·
FDIC insurance expense decreased during the three month period ended June 30, 2016. This was driven by a decrease in the FDIC assessment rate as a result of the Bank's improved CAMELS ratings and continued improvement in asset quality ratios.

·
Other noninterest expense increased primarily due to a increased expense at our mortgage banking subsidiary associated with the increase of loan origination activity and mortgage servicing rights impairment.

Income Taxes

Driven by an increase in pre-tax income, income tax expense increased $1.5 million, or 47.5%, to $4.5 million during the three months ended June 30, 2016, compared to $3.1 million during the three months ended June 30, 2015.  Income tax expense was recognized during the three months ended June 30, 2016 at an effective rate of 36.8% compared to an effective rate of 36.7% during the three months ended June 30, 2015.

Comparison of Community Banking Segment for the Six Months Ended June 30, 2016 and 2015

Net income for the six months ended June 30, 2016 totaled $5.8 million compared to net income of $4.0 million for the six months ended June 30, 2015.  Net interest income increased $758,000 to $19.7 million for the six months ended June 30, 2016 compared to $19.0 million for the six months ended June 30, 2015.  Provision for loan loss decreased $850,000.  Compensation, payroll taxes, and other employee benefits expense decreased $143,000 primarily due to the grant of stock awards during 2015 offset by additional salary expense due to the two additional branches added in late 2015. In addition, FDIC premiums and real estate owned expense decreased.  Those decreases were partially offset by an increase in other noninterest expense for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Comparison of Mortgage Banking Segment Operations for the Six Months Ended June 30, 2016 and 2015

Net income totaled $5.8 million for the six months ended June 30, 2016, compared to $4.3 million during the six months ended June 30, 2015.  Mortgage banking segment revenues increased $4.8 million, or 9.3%, to $56.3 million for the six months ended June 30, 2016 compared to $51.6 million for the six months ended June 30, 2015.  The increase in revenue was attributable to a 5.1% increase in volume origination to $1.05 billion during the six months ended June 30, 2016 compared to $995.1 million during the six months ended June 30, 2015. While revenue increased 9.3%, noninterest expenses increased $2.4 million, or 5.3%, to $46.7 million for the six months ended June 30, 2016 compared to $44.3 million for the six months ended June 30, 2015.  The improvement was due to ongoing expense control efforts.

Loans originated by the mortgage banking segment for the purpose of sale in the secondary market increased $51.2 million, or 5.1%, to $1.05 billion during the six months ended June 30, 2016, compared to $995.1 million for the six months ended June 30, 2015.  The increase in originations was driven by an increase in the origination of loans made for the purpose of residential purchases, which yield a higher margin than refinance loans, partially offset by a decrease in the origination of mortgage refinance products.  Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance.  Origination volume relative to purchase activity accounted for 87% and 82% of total originations for the six months ended June 30, 2016 and 2015, respectively.

Consolidated Waterstone Financial, Inc. Results of Operations
	Six months ended June 30,
	2016	2015
	(Dollars in Thousands, except per share amounts)

Net income	$11,628	$8,300
Earnings per share - basic	0.43	0.26
Earnings per share - diluted	0.43	0.26
Annualized return on average assets	1.34%	0.95%
Annualized return on average equity	5.89%	3.83%

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

	Six months ended June 30,
	2016			2015
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,244,431	$27,857	4.50%	$1,207,251	$27,378	4.57%
Mortgage related securities (2)	162,931	1,628	2.01%	175,957	1,659	1.90%
Debt securities, federal funds sold and short-term investments (2)(3)	219,633	2,318	2.12%	266,301	2,190	1.66%
Total interest-earning assets	1,626,995	31,803	3.93%	1,649,509	31,227	3.82%

Noninterest-earning assets	113,314			112,021
Total assets	$1,740,309			$1,761,530

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$32,979	9	0.05%	$30,206	10	0.07%
Money market and savings accounts	156,962	197	0.25%	129,224	58	0.09%
Time deposits	666,960	3,348	1.01%	638,025	2,643	0.84%
Total interest-bearing deposits	856,901	3,554	0.83%	797,455	2,711	0.69%
Borrowings	394,508	7,642	3.90%	440,711	8,553	3.91%
Total interest-bearing liabilities	1,251,409	11,196	1.80%	1,238,166	11,264	1.83%

Noninterest-bearing liabilities
Noninterest-bearing deposits	70,502			64,909
Other noninterest-bearing liabilities	21,400			21,655
Total noninterest-bearing liabilities	91,902			86,564
Total liabilities	1,343,311			1,324,730
Equity	396,998			436,800
Total liabilities and equity	$1,740,309			$1,761,530

Net interest income / Net interest rate spread (4)		20,607	2.13%		19,963	1.98%
Less: taxable equivalent adjustment		459	0.06%		467	0.05%
Net interest income / Net interest rate spread, as reported		$20,148	2.07%		$19,496	1.93%
Net interest-earning assets (5)	$375,586			$411,343
Net interest margin (6)			2.49%			2.38%
Tax equivalent effect			0.06%			0.06%
Net interest margin on a fully tax equivalent basis (6)			2.55%			2.44%
Average interest-earning assets to average interest-bearing liabilities			130.01%			133.22%
__________
(1)  Interest income includes net deferred loan fee amortization income of $367,000 and $281,000 for the six months ended June 30, 2016 and 2015, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.70% and 1.30% for the six months ended June 30, 2016 and 2015, respectively.
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

	Six months ended June 30,
	2016 versus 2015
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$890	$(411)	$479
Mortgage related securities (3)	(125)	94	(31)
Other earning assets (3) (4)	(427)	555	128
Total interest-earning assets	338	238	576

Interest expense:
Demand accounts	1	(2)	(1)
Money market and savings accounts	10	129	139
Time deposits	126	579	705
Total interest-earning deposits	137	706	843
Borrowings	(869)	(42)	(911)
Total interest-bearing liabilities	(732)	664	(68)
Net change in net interest income	$1,070	$(426)	$644
______________
(1)	Interest income includes net deferred loan fee amortization income of $376,000 and $281,000 for the six months ended June 30, 2016 and 2015, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income increased $652,000, or 3.3%, to $20.1 million during the six months ended June 30, 2016 compared to $19.5 million during the six months ended June 30, 2015.

·
Interest income on loans increased due to an increase in average balance of $37.2 million offset by a seven basis point decrease in average yield on loans.  The increase in average loan balance was driven by a $37.5 million increase in the average balance of loans held in portfolio, while the average balance of loans held for sale remained relatively flat.

·	Interest income from mortgage related securities decreased as securities have paid down in 2015 and 2016, and less purchases have occurred to replace those securities due to current market conditions.
·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased due to a 40 basis point increase in the average yield due to an increase in higher yielding corporate securities balance, along with an increase in FHLB stock balance and dividend rate, offset by a $46.7 million decrease in the average balance.

·
Interest expense on time deposits increased $705,000 primarily due to a 17 basis point increase in the average cost of funds, as maturing time deposits have repriced, or have been replaced at a higher rate in the current competitive market.  In addition to an increase in rate, the average balance of time deposits increased compared to the prior year, which reflects the Company's decision to raise funds through our retail delivery channels to pay off FHLB advances that matured during the first half of 2016.

·
Interest expense on money market and savings accounts increased $139,000 due to an increase in both rate and average balance.  Increases in both rate and volume reflect the Company's strategy to target this segment of retail funds for more aggressive growth.

·
Interest expense on borrowings decreased $911,000 due primarily to the maturity of $70.0 million of fixed rate borrowings that were paid off during the current year with lower rate long term fixed borrowings and funds raised through our retail delivery channels.

·
A total of $70.0 million FHLB borrowings matured at a weighted average rate of 4.15% during the six months ended June 30, 2016.  A total of $50.0 million FHLB borrowings replaced the maturities at a weighted average rate of 0.70%.

Provision for Loan Losses

Our provision for loan losses decreased $935,000, or 82.0%, to $205,000 during the six months ended June 30, 2016, from $1.1 million during the six months ended June 30, 2015 as asset quality metrics continued to improve.

The provision is primarily a function of the Company's reserving methodology and assessments of certain quantitative and qualitative factors which are used to determine an appropriate allowance for loan losses for the period.  See further discussion regarding the allowance for loan losses in the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions and the "Allowance for Loan Losses" section.

Noninterest Income

	Six months ended June 30,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$953	$849	$104	12.2%
Increase in cash surrender value of life insurance	712	559	153	27.4%
Mortgage banking income	55,594	50,616	4,978	9.8%
Gain on sale of available for sale securities	-	44	(44)	N/	M
Other	537	1,005	(468)	(46.6)%
Total noninterest income	$57,796	$53,073	$4,723	8.9%

N/M - Not meaningful

Total noninterest income increased $4.7 million, or 8.9%, to $57.8 million during the six months ended June 30, 2016 compared to $53.1 million during the six months ended June 30, 2015. The increase resulted primarily from an increase in mortgage banking income offset by a decrease in other noninterest income.

·
The $5.0 million increase in mortgage banking income was the result of an increase in origination volumes and margins.  The volume increased $51.2 million, or 5.1%, to $1.05 billion during the six months ended June 30, 2016 compared to $995.1 million during the six months ended June 30, 2015.

·	The increase in service charges on loans and deposits was related to an increase in loan prepayment penalties.
·	The increase in cash surrender value of life insurance was due to the purchase of a $10.0 million policy in March 2016.
·	The Company sold one municipal security at a gain in the prior period compared to none in the current year period.
·
The decrease in other noninterest income was primarily due to a decrease in gain on mortgage servicing rights as there were no sales of mortgage servicing rights during the six months ended June 30, 2016 compared to a $262,000 gain on sales of mortgage servicing rights during the six months ended June 30, 2015.   Gain on mortgage servicing rights sold decreased because such gain, which was treated as a sale and included in other noninterest income in the prior year has been treated as mortgage banking income in the current year. Also, other noninterest income decreased due to a decrease in the servicing fees earned on loans sold with mortgage servicing rights retained.  Servicing fees decreased as the balance of loans serviced decreased from $441.5 million at June 30, 2015 to $291.6 million at June 30, 2016.

Noninterest Expenses

	Six months ended June 30,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$43,395	$41,350	$2,045	4.9%
Occupancy, office furniture and equipment	4,755	4,712	43	0.9%
Advertising	1,313	1,365	(52)	(3.8)%
Data processing	1,281	1,205	76	6.3%
Communications	714	721	(7)	(1.0)%
Professional fees	1,012	1,129	(117)	(10.4)%
Real estate owned	307	1,229	(922)	(75.0)%
FDIC insurance premiums	360	607	(247)	(40.7)%
Other	6,316	6,057	259	4.3%
Total noninterest expenses	$59,453	$58,375	$1,078	1.8%

Total noninterest expenses increased $1.1 million, or 1.8%, to $59.5 million during the six months ended June 30, 2016 compared to $58.4 million during the six months ended June 30, 2015.

·
Compensation, payroll taxes and other employee benefit expense increased $2.0 million primarily due to a $2.2 million increase in compensation, payroll taxes and other benefits within our mortgage banking segment.  The increase in compensation within our mortgage banking segment correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

·
Compensation, payroll taxes and other employee benefit expense decreased $143,000 within the community banking segment primarily due to stock awards granted in 2015, offset by salary increases due to adding two branches in the second half of 2015 and annual raises.

·
Occupancy, office furniture and equipment expense increased resulting from additional rent expense in the current year compared to prior year due to adding mortgage banking segment branches during 2016. Offsetting the rent increase, there was less depreciation expense in the six months ended June 30, 2016 compared to the same period during the prior year.

·	Advertising expense decreased as a result of mortgage banking segment branches advertising less with mortgage demand remaining high.
·	Data processing increased as the mortgage banking segment brought its hedging operations inhouse.
·	Professional fees expense decreased as a result of a decrease in legal fees.
·
Net real estate owned expense decreased $922,000, to $307,000 of expense during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Property management expense (other than gains/losses) decreased $545,000 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to a reduction in the number of properties under management during 2016. Net gains on sales of REO decreased $517,000 to $348,000 for the six months ended June 30, 2016  compared to $865,000 for the six months ended June 30, 2015. Real estate owned writedowns were $351,000 for the six months ended June 30, 2016 compared to $1.2 million for the six months ended June 30, 2015.

·
FDIC insurance expense decreased during the six month period ended June 30, 2016. This was driven by a decrease in the FDIC assessment rate as a result of the Bank's improved CAMELS ratings and continued improvement in asset quality ratios.

·
Other noninterest expense increased primarily due to a increased expense at our mortgage banking subsidiary associated with the increase of loan origination activity and mortgage servicing rights impairment.

Income Taxes

Driven by an increase in pre-tax income, income tax expense increased $1.9 million, or 40.1%, to $6.7 million during the six months ended June 30, 2016, compared to $4.8 million during the six months ended June 30, 2015.  Income tax expense was recognized during the six months ended June 30, 2016 at an effective rate of 36.4% consistent with the effective rate during the six months ended June 30, 2015.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total Assets - Total assets increased by $36.5 million, or 2.1%, to $1.80 billion at June 30, 2016 from $1.76 billion at December 31, 2015. The increase in total assets primarily reflects an increase in loans and loans held for sale. Funding needed for the loans receivable and loans held for sale was raised through an increase in deposits.

Cash and Cash Equivalents – Cash and cash equivalents decreased $18.0 million, or 17.9%, to $82.5 million at June 30, 2016, compared to $100.5 million at December 31, 2015.  The decrease in cash and cash equivalents primarily reflects the increase in loans receivable and loans held for sale. In addition, cash was used to pay down borrowings and other liabilities, purchase bank owned life insurance, and repurchase shares since December 31, 2015.

Securities Available for Sale – Securities available for sale decreased $15.9 million at June 30, 2016 compared to December 31, 2015. The decrease was due to paydowns in mortgage related securities exceeding the purchases for the quarter along with maturities of debt securities.

Loans Held for Sale - Loans held for sale increased at June 30, 2016 due to increased funding volumes in the second quarter of 2016 at our mortgage subsidiary compared to the fourth quarter of 2015.  The total fundings were $675.0 million for the second quarter of 2016 compared to  $441.0 for the fourth quarter of 2015.

Loans Receivable - Loans receivable held for investment increased $15.1 million to $1.13 billion at June 30, 2016 from $1.11 billion at December 31, 2015.  The increase in total loans receivable was primarily attributable to increases in the one- to four-family, commercial real estate, and commercial loan categories.   Offsetting those increases, multi-family, home equity, and construction and land categories decreased.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Six months ended June 30,		Year Ended
	2016	2015	December 31, 2015
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,281,450	$1,220,063	$1,220,063
Real estate loans originated for investment:
Residential
One- to four-family	34,757	17,253	41,835
Multi-family	55,763	57,540	117,657
Home equity	2,086	2,837	7,265
Construction and land	4,915	1,985	11,085
Commercial real estate	11,420	15,019	43,138
Total real estate loans originated for investment	108,941	94,634	220,980
Consumer loans originated for investment	-	673	688
Commercial business loans originated for investment	5,530	13,121	23,467
Total loans originated for investment	114,471	108,428	245,135

Principal repayments	(95,272)	(97,099)	(203,271)
Transfers to real estate owned	(3,123)	(9,066)	(15,580)
Loan principal charged-off	(974)	(2,664)	(6,340)
Net activity in loans held for investment	15,102	(401)	19,944

Loans originated for sale	1,046,354	995,131	1,986,147
Loans sold	(1,004,063)	(912,284)	(1,944,704)
Net activity in loans held for sale	42,291	82,847	41,443
Total gross loans receivable and held for sale at end of period	$1,338,843	$1,302,509	$1,281,450

Allowance for Loan Losses - The allowance for loan losses decreased at June 30, 2016 from December 31, 2015. The decrease resulted from the charge-off of specific reserves and improvement of key loan quality metrics decreasing the allowance related to the loans collectively reviewed. The overall decrease was primarily related to the one- to four-family and multi-family categories.  Offsetting those decreases, amounts for the commercial loan category increased as more commercial loans entered the watch risk rating.  The other remaining categories were relatively consistent with the amounts at December 31, 2015.

Cash surrender value of life insurance – Total cash surrender value of life insurance increased $10.9 million from December 31, 2015.  During the six months ended June 30, 2016, the Company purchased a $10 million bank owned life insurance policy.  Continued earnings aided in increasing the policy values.

Federal Home Loan Bank stock – Total Federal Home Loan Bank stock decreased $4.7 million from December 31, 2015.  During the six months ended June 30, 2016, $6.9 million of stock was sold as $70.0 million of Federal Home Loan Bank borrowings matured. A total of $2.3 million of stock was purchased when $50.0 million of new borrowings were made with the Federal Home Loan Bank.

Real Estate Owned – Total real estate owned decreased $553,000 from December 31, 2015.  During the six months ended June 30, 2016, $3.1 million was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $3.3 million and writedowns were $351,000.

Deposits – Total deposits increased $49.3 million to $942.7 million at June 30, 2016 from December 31, 2015.  The increase was driven by an increase in more cost effective transaction accounts along with an increase in time deposits to help fund loan and loans held for sale growth.

Borrowings – Total borrowings decreased $26.5 million to $414.7 million at June 30, 2016 from December 31, 2015. A total of $70.0 million of fixed rate borrowings matured and were paid off during the current year.  These were replaced with $50.0 million of new fixed rate borrowings with the Federal Home Loan Bank and with funds raised through our retail delivery channels.  Short term borrowings used by the mortgage banking segment to fund loans held for sale decreased $6.5 million at June 30, 2016 from December 31, 2015.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $12.4 million.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $7.4 million at June 30, 2016 compared to December 31, 2015. A total decrease of $12.2 million related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.  Offsetting the decrease, the hedging liability increased $2.8 million and accrued compensation increased $2.0 million.

Shareholders' Equity – Shareholders' equity increased by $8.7 million to $400.6 million at June 30, 2016 from December 31, 2015.  The increase in shareholders' equity was primarily due to net income along with accumulated other comprehensive income increasing as the fair value of the security portfolio increased. These increases were offset by the repurchase of stock and dividends declared.

ASSET QUALITY

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2016	2015
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$8,765	$13,888
Multi-family	1,757	2,553
Home equity	304	437
Construction and land	66	239
Commercial real estate	439	460
Commercial	48	27
Consumer	-	-
Total non-accrual loans	11,379	17,604

Real estate owned
One- to four-family	3,834	4,610
Multi-family	402	209
Construction and land	5,346	5,262
Commercial real estate	300	300
Total real estate owned	9,882	10,381
Valuation allowance at end of period	(1,245)	(1,191)
Total real estate owned, net	8,637	9,190
Total nonperforming assets	$20,016	$26,794

Total non-accrual loans to total loans, net	1.01%	1.58%
Total non-accrual loans to total assets	0.63%	1.00%
Total nonperforming assets to total assets	1.11%	1.52%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Six Months
	Ended June 30,
	2016	2015
	(In Thousands)

Balance at beginning of period	$17,604	$38,011
Additions	1,927	7,176
Transfers to real estate owned	(3,123)	(9,066)
Charge-offs	(662)	(1,003)
Returned to accrual status	(3,559)	(3,188)
Principal paydowns and other	(808)	(3,215)
Balance at end of period	$11,379	$28,715

Total non-accrual loans decreased by $6.2 million, or 35.4%, to $11.4 million as of June 30, 2016 compared to $17.6 million as of December 31, 2015.  The ratio of non-accrual loans to total loans receivable was 1.01% at June 30, 2016 compared to 1.58% at December 31, 2015.  During the six months ended June 30, 2016, $3.1 million in non-accrual loans were transferred to real estate owned, $662,000 in loan principal was charged off, $3.6 million in loans were returned to accrual status and approximately $808,000 in principal payments were received.  Offsetting this activity, $1.9 million in loans were placed on non-accrual status during the six months ended June 30, 2016.

Of the $11.4 million in total non-accrual loans as of June 30, 2016, $10.3 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $2.2 million in cumulative partial charge-offs have been recorded over the life of these loans as of June 30, 2016.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $545,000 have been recorded as of June 30, 2016.  The remaining $1.1 million of non-accrual loans were reviewed on an aggregate basis and $215,000 in general valuation allowance was deemed necessary related to those loans as of June 30, 2016.   The $215,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of June 30, 2016 totaled $2.7 million, which represents 24.0% of total non-accrual loans as of that date.  These five loans are carried net of cumulative life-to-date charge-offs of $17,000.  Aggregate specific valuation allowances with respect to these five loans total $153,000 as of June 30, 2016.

For the six months ended June 30, 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $367,000.  We received $269,000 of interest payments on such loans during the six months ended June 30, 2016.   Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more during the six months ended June 30, 2016 or 2015.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of June 30, 2016
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$3,308	$2,502	$5,810
Multi-family	2,530	1,464	3,994
Home equity	-	98	98
Construction and land	437	-	437
Commercial real estate	1,192	65	1,257
	$7,467	$4,129	$11,596

	As of December 31, 2015
	Accruing	Non-accruing	Total

One- to four-family	$3,900	$5,739	$9,639
Multi-family	2,546	2,317	4,863
Home equity	-	98	98
Construction and land	1,556	-	1,556
Commercial real estate	1,306	77	1,383
	$9,308	$8,231	$17,539

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At June 30,	At December 31,
	2016	2015
	(Dollars in Thousands)

Loans past due less than 90 days	$1,574	$2,599
Loans past due 90 days or more	6,500	8,932
Total loans past due	$8,074	$11,531

Total loans past due to total loans receivable	0.71%	1.03%

Past due loans decreased by $3.5 million, or 30.0%, to $8.1 million at June 30, 2016 from $11.5 million at December 31, 2015.  Loans past due 90 days or more decreased by $2.4 million, or 27.2%, during the six months ended June 30, 2016  and loans past due less than 90 days decreased by $1.0 million, or 39.4%.  The $2.4 million decrease in loans past due 90 days or more was primarily due to $3.1 million in loans transferred to real estate owned along with charge-offs during the six months ended June 30, 2016 offset by additional loans which were included in the less than 90 day group in the previous period.  The $1.0 million decrease in loans past due less than 90 days was primarily attributable to loans entering the 90 days past due category, loans returning to current status, and a decrease of new loans entering past due status.

REAL ESTATE OWNED

Total real estate owned decreased by $553,000, or 6.0%, to $8.6 million at June 30, 2016, compared to $9.2 million at December 31, 2015.  During the six months ended June 30, 2016, $3.1 million was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $3.3 million.  A total of $351,000 in write downs occurred during the six months ended June 30, 2016. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Six Months
	Ended June 30,
	2016	2015
	(Dollars in Thousands)

Balance at beginning of period	$16,185	$18,706
Provision for loan losses	205	1,140
Charge-offs:
Mortgage
One- to four-family	464	1,220
Multi-family	445	1,304
Home equity	62	48
Commercial real estate	-	45
Construction and land	3	47
Consumer	-	-
Commercial	-	-
Total charge-offs	974	2,664
Recoveries:
Mortgage
One- to four-family	178	289
Multi-family	59	753
Home equity	19	95
Commercial real estate	-	5
Construction and land	33	33
Consumer	-	3
Commercial	-	-
Total recoveries	289	1,178
Net charge-offs	685	1,486
Allowance at end of period	$15,705	$18,360

Ratios:
Allowance for loan losses to non-accrual loans at end of period	138.02%	63.94%
Allowance for loan losses to loans receivable at end of period	1.39%	1.68%
Net charge-offs to average loans outstanding (annualized)	0.12%	0.28%
Current period provision for loan losses to net charge-offs	29.93%	76.72%
Net charge-offs (annualized) to beginning of the period allowance	8.51%	16.02%

At June 30, 2016, the allowance for loan losses was $15.7 million compared to $16.2 million at December 31, 2015.  The decrease in allowance for loan losses during the six months ended June 30, 2016 reflects improvement in both the quality of the loan portfolio as well as stabilization in the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2015, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.

Net charge-offs totaled $685,000, or an annualized 0.12% of average loans for the six months ended June 30, 2016, compared to $1.5 million, or an annualized 0.28% of average loans for the six months ended June 30, 2015. Of the $685,000 in charge-offs during the six months ended June 30, 2016, a majority of the activity related to loans secured by multi-family and single-family residential loans.

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

During the six months ended June 30, 2016 primary uses of cash and cash equivalents included: $1.05 billion funding loans held for sale, $70.0 million in the payment of long term debt, $18.9 million increase in loans receivable, purchase of $10.0 million in bank owned life insurance, $3.9 million for the repurchase of common stock, $5.2 million in purchases of mortgage related securities, $6.5 million in short term borrowings, and $2.7 million in dividends paid.

During the six months ended June 30, 2016, primary sources of cash and cash equivalents included: $1.06 billion in proceeds from the sale of loans held for sale, $49.3 million increase in deposits, $50.0 million from long term borrowings, $19.1 million in principal repayments on mortgage related securities, $5.9 from maturities of debt securities, $11.6 million in net income, and $3.7 million from real estate owned sales.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2016 and 2015, respectively, $82.5 million and $48.1 million of our assets were invested in cash and cash equivalents.  At June 30, 2016, cash and cash equivalents are comprised of the following: $40.9 million in cash held at the Federal Reserve Bank and other depository institutions and $41.6 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At June 30, 2016, we had $330.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017, 2018, and 2021.  The advances with maturity dates in 2016, 2017, and 2018 are callable quarterly until maturity.  The 2021 advance maturity has a one-time call option in June 2018.  As an additional source of funds, we also enter into repurchase agreements.  At June 30, 2016, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.

At June 30, 2016, we had outstanding commitments to originate loans receivable of $27.1 million.  In addition, at June 30, 2016, we had unfunded commitments under construction loans of $32.7 million, unfunded commitments under business lines of credit of $15.1 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.1 million  At June 30, 2016, certificates of deposit scheduled to mature in one year or less totaled $479.4 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Capital

Shareholders' equity increased by $8.7 million to $400.6 million at June 30, 2016 from $391.9 million December 31, 2015.  The increase in shareholders' equity was primarily due to net income along with accumulated other comprehensive income increasing as the fair value of the security portfolio increased. These increases were offset by the repurchase of stock and dividends declared.

The Company's Board of Directors authorized a stock repurchase program in the first quarter of 2015.  The Company authorized two stock repurchase programs in the second quarter of 2015.  The first three programs have been either fulfilled or cancelled. The Company's Board of Directors authorized a fourth stock repurchase program in the third quarter of 2015.  The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.  Repurchased shares are held by the Company as authorized but unissued shares.

As of June 30, 2016, the Company repurchased 5,847,153 shares at an average price of $12.96 under previously approved stock repurchase plans. As of June 30, 2016, the Company is authorized to purchase up to 989,500 additional shares under the current approved stock repurchase program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At June 30, 2016, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines. See "Notes to Consolidated Financial Statements - Regulatory Capital."

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

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2016 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$106,059	$106,059	$-	$-	$-
Money market and savings deposits (4)	154,550	154,550	-	-	-
Time deposit (4)	682,100	479,358	196,891	5,851	-
Bank lines of credit (4)	745	745	-	-	-
Federal Home Loan Bank advances (1)	330,000	150,000	130,000	50,000	-
Repurchase agreements (2)(4)	84,000	24,000	60,000	-	-
Operating leases (3)	10,748	2,950	4,001	1,836	1,961
Salary continuation agreements	170	170	-	-	-
	$1,368,372	$917,832	$390,892	$57,687	$1,961

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

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2016.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$27,130	$27,130	$-	$-	$-
Unused portion of home equity lines of credit (2)	13,736	13,736	-	-	-
Unused portion of construction loans (3)	32,725	32,725	-	-	-
Unused portion of business lines of credit	15,134	15,134	-	-	-
Standby letters of credit	392	392	-	-	-
Total Other Commitments	$89,117	$89,117	$-	$-	$-

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

General The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, the Bank's board of directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets weekly to review our asset/liability policies and interest rate risk position, which are evaluated quarterly.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
400 basis point gradual rise in rates	6.14%
300 basis point gradual rise in rates	4.70%
200 basis point gradual rise in rates	3.43%
100 basis point gradual rise in rates	1.68%
Unchanged rate scenario	0.00%
100 basis point gradual decline in rates (1)	(2.00%)

____________
(1) Given the current low point in the interest rate cycle, rate decline scenarios in excess of 100 basis points are not meaningful.

WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 25% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario. In addition, projected changes in the economic value of equity are limited to a maximum decline of 30% for interest rate movements of up to 400 basis points when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At June 30, 2016, a 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 1.68% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.00%.  At June 30, 2016, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 1.01% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 1.07%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Internal Control Over Financial Reporting: There have been no material changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as disclosed below, the Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2016, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company's monthly common stock purchases during the second quarter of 2016:

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
April 1, 2016 - April 30, 2016	10,700	$13.63	10,700	989,500
May 1, 2016 - May 31, 2016	-	-	-	989,500
June 1, 2016 - June 30, 2016	1,518	15.13	-	989,500
Total	12,218	$13.81	10,700	989,500

(a)	On September 4, 2015, the Board of Directors terminated the existing plan and authorized the repurchase of 1,500,000 shares of common stock.
(b)
During the second quarter of 2016, the Company repurchased 1,518 shares for minimum tax withholding settlements on equity compensation. These purchases are included in the monthly common stock purchases table above but do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

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
Date: July 29, 2016
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: July 29, 2016
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended June 30, 2016

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X