Form 10-Q
period 2016-09-30
Waterstone Financial, Inc.
filed 2016-10-31
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 29,385,903 at October 28, 2016.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item l. Financial Statements	3
Consolidated Statements of Financial Condition as of September 30, 2016 (unaudited) and December 31, 2015	3
Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (unaudited)	5
Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2016 and 2015 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	8 - 29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30 - 46
Item 3. Quantitative and Qualitative Disclosures about Market Risk	47
Item 4. Controls and Procedures	48

PART II. OTHER INFORMATION	48

Item 1. Legal Proceedings	48
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	48 48 49 49 49
Item 6. Exhibits	49
Signatures	49

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2016	December 31, 2015
Assets	(Dollars In Thousands, except share and per share data)
Cash	$22,388	$57,419
Federal funds sold	21,914	20,297
Interest-earning deposits in other financial institutions and other short term investments	10,018	22,755
Cash and cash equivalents	54,320	100,471
Securities available for sale (at fair value)	245,396	269,658
Loans held for sale (at fair value)	227,765	166,516
Loans receivable	1,151,696	1,114,934
Less: Allowance for loan losses	15,633	16,185
Loans receivable, net	1,136,063	1,098,749

Office properties and equipment, net	24,044	25,328
Federal Home Loan Bank stock (at cost)	12,600	19,500
Cash surrender value of life insurance	61,188	49,562
Real estate owned, net	7,454	9,190
Prepaid expenses and other assets	26,205	23,755
Total assets	$1,795,035	$1,762,729

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$110,872	$102,673
Money market and savings deposits	157,472	140,631
Time deposits	687,304	650,057
Total deposits	955,648	893,361

Borrowings	377,983	441,203
Advance payments by borrowers for taxes	25,268	3,661
Other liabilities	26,579	32,574
Total liabilities	1,385,478	1,370,799

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2016 and in 2015, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2016 and in 2015
Issued - 29,385,903 in 2016 and 29,407,455 in 2015
Outstanding - 29,385,903 in 2016 and 29,407,455 in 2015	294	294
Additional paid-in capital	322,164	317,022
Retained earnings	181,460	168,089
Unearned ESOP shares	(20,475)	(21,365)
Accumulated other comprehensive income, net of taxes	2,661	582
Cost of shares repurchased (5,908,150 shares at September 30, 2016 and 5,624,415 shares at December 31, 2015)	(76,547)	(72,692)
Total shareholders' equity	409,557	391,930
Total liabilities and shareholders' equity	$1,795,035	$1,762,729

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In Thousands, except per share amounts)

Interest income:
Loans	$14,754	$14,117	$42,611	$41,495
Mortgage-related securities	743	792	2,371	2,451
Debt securities, federal funds sold and short-term investments	833	886	2,692	2,609
Total interest income	16,330	15,795	47,674	46,555
Interest expense:
Deposits	1,923	1,540	5,477	4,251
Borrowings	3,082	4,345	10,724	12,898
Total interest expense	5,005	5,885	16,201	17,149
Net interest income	11,325	9,910	31,473	29,406
Provision for loan losses	135	580	340	1,720
Net interest income after provision for loan losses	11,190	9,330	31,133	27,686
Noninterest income:
Service charges on loans and deposits	789	364	1,742	1,213
Increase in cash surrender value of life insurance	734	636	1,446	1,195
Mortgage banking income	35,552	26,708	91,146	77,324
Gain on sale of available for sale securities	-	-	-	44
Other	337	843	874	1,848
Total noninterest income	37,412	28,551	95,208	81,624
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	27,573	21,234	70,968	62,584
Occupancy, office furniture, and equipment	2,319	2,292	7,074	7,004
Advertising	661	755	1,974	2,120
Data processing	616	592	1,897	1,797
Communications	374	332	1,088	1,053
Professional fees	474	642	1,486	1,771
Real estate owned	37	646	344	1,875
FDIC insurance premiums	140	243	500	851
Other	3,347	3,050	9,663	9,106
Total noninterest expenses	35,541	29,786	94,994	88,161
Income before income taxes	13,061	8,095	31,347	21,149
Income tax expense	5,556	2,896	12,214	7,651
Net income	$7,505	$5,199	$19,133	$13,498
Income per share:
Basic	$0.28	$0.19	$0.71	$0.45
Diluted	$0.27	$0.19	$0.70	$0.45
Weighted average shares outstanding:
Basic	27,043	27,490	26,976	29,882
Diluted	27,429	27,795	27,283	30,145

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Net income	$7,505	$5,199	$19,133	$13,498

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $385, ($718), ($1,341), ($4), respectively	(596)	1,114	2,079	8

Reclassification adjustment for net gain included in net income during the period, net of tax expense of $0, $0, $0, $17, respectively	-	-	-	(27)

Total other comprehensive (loss) income	(596)	1,114	2,079	(19)
Comprehensive income	$6,909	$6,313	$21,212	$13,479

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Cost of Shares Repurchased	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2014	34,420	$$344	$313,894	$157,304	$(22,552)	$1,247	$-	$450,237

Comprehensive income:
Net income	-	-	-	13,498	-	-	-	13,498
Other comprehensive loss	-	-	-	-	-	(19)	-	(19)
Total comprehensive income								13,479

ESOP shares committed to be released to Plan participants	-	-	136	-	891	-	-	1,027
Cash dividend, $0.15 per share	-	-	-	(4,404)	-	-	-	(4,404)
Stock compensation activity, net of tax	599	6	96	-	-	-	-	102
Stock compensation expense	-	-	2,334	-	-	-	-	2,334
Repurchase of common stock returned to authorized but unissued	(5,582)	(56)	-	-	-	-	(72,125)	(72,181)
Balances at September 30, 2015	29,437	$$294	$316,460	$166,398	$(21,661)	$1,228	$(72,125)	$390,594

Balances at December 31, 2015	29,407	$$294	$317,022	$168,089	$(21,365)	$582	$(72,692)	$391,930

Comprehensive income:
Net income	-	-	-	19,133	-	-	-	19,133
Other comprehensive income	-	-	-	-	-	2,079	-	2,079
Total comprehensive income								21,212

ESOP shares committed to be released to Plan participants	-	-	278	-	890	-	-	1,168
Cash dividend, $0.21 per share	-	-	-	(5,762)	-	-	-	(5,762)
Stock based compensation activity	263	3	3,434	-	-	-	-	3,437
Stock compensation expense	-	-	1,430	-	-	-	-	1,430
Repurchase of common stock returned to authorized but unissued	(284)	(3)	-	-	-	-	(3,855)	(3,858)
Balances at September 30, 2016	29,386	$$294	$322,164	$181,460	$(20,475)	$2,661	$(76,547)	$409,557

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015
	(In Thousands)

Operating activities:
Net income	$19,133	$13,498
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	340	1,720
Provision for depreciation	2,061	2,337
Stock based compensation	1,430	2,334
Net amortization of premium/discount on debt and mortgage related securities	749	1,011
Amortization of unearned ESOP shares	1,168	1,027
Amortization and impairment of mortgage servicing rights	513	422
Gain on sale of loans held for sale	(93,481)	(75,935)
Loans originated for sale	(1,756,454)	(1,545,098)
Proceeds on sales of loans originated for sale	1,788,685	1,604,297
Increase in accrued interest receivable	(204)	(218)
Increase in cash surrender value of life insurance	(1,446)	(1,195)
Decrease in accrued interest on deposits and borrowings	(615)	(34)
Increase in other liabilities	5,893	2,846
(Increase) decrease in accrued tax receivable	(172)	2,591
Gain on sale of available for sale securities	-	(44)
Net (gain) loss related to real estate owned	(123)	427
Gain on sale of mortgage servicing rights	-	(807)
Other	(3,784)	(1,426)
Net cash (used in) provided by operating activities	(36,307)	7,753

Investing activities:
Net increase in loans receivable	(41,096)	(20,868)
Purchases of:
Debt securities	(4,140)	(10,000)
Mortgage related securities	(5,236)	(15,933)
Premises and equipment, net	(925)	(2,042)
Bank owned life insurance	(10,180)	(180)
FHLB stock	(4,500)	(2,000)
Proceeds from:
Principal repayments on mortgage-related securities	29,689	31,647
Maturities of debt securities	6,620	8,160
Sales of debt securities	-	1,034
Sales of FHLB stock	11,400	-
Sales of real estate owned	5,304	18,332
Net cash (used in) provided by investing activities	(13,064)	8,150

Financing activities:
Net increase in deposits	62,288	9,195
Net change in short term borrowings	56,780	-
Repayment of long term debt	(220,000)	-
Proceeds from long term debt	100,000	-
Net change in advance payments by borrowers for taxes	9,405	9,070
Cash dividends on common stock	(4,832)	(4,509)
Purchase of common stock returned to authorized but unissued	(3,858)	(72,181)
Proceeds from stock option exercises	3,437	102
Net cash provided by (used in) financing activities	3,220	(58,323)
Decrease in cash and cash equivalents	(46,151)	(42,420)
Cash and cash equivalents at beginning of period	100,471	172,820
Cash and cash equivalents at end of period	$54,320	$130,400

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$11,009	$10,234
Interest payments	16,816	17,183
Noncash activities:
Loans receivable transferred to real estate owned	3,442	11,719
Dividends declared but not paid in other liabilities	2,322	1,516

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Note 1 — Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Waterstone Financial, Inc. (the "Company") and the Company's subsidiaries.

WaterStone Bank (the "Bank") is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking segment, Waterstone Mortgage Corporation.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2015 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other period.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$78,582	$2,201	$(1)	$80,782
Collateralized mortgage obligations:
Government sponsored enterprise issued	62,993	770	-	63,763
Mortgage-related securities	141,575	2,971	(1)	144,545

Government sponsored enterprise bonds	3,750	15	-	3,765
Municipal securities	75,750	2,721	(6)	78,465
Other debt securities	17,399	216	(723)	16,892
Debt securities	96,899	2,952	(729)	99,122
Certificates of deposit	1,715	14	-	1,729
	$240,189	$5,937	$(730)	$245,396

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$95,911	$1,004	$(248)	$96,667
Collateralized mortgage obligations:
Government sponsored enterprise issued	70,605	123	(300)	70,428
Mortgage-related securities	166,516	1,127	(548)	167,095

Government sponsored enterprise bonds	3,750	-	(4)	3,746
Municipal securities	77,509	1,730	(80)	79,159
Other debt securities	17,401	209	(647)	16,963
Debt securities	98,660	1,939	(731)	99,868
Certificates of deposit	2,695	4	(4)	2,695
	$267,871	$3,070	$(1,283)	$269,658

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2016, $91.7 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of September 30, 2016, $2.0 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2015, $94.1 million of the Company's government sponsored enterprise bonds and $2.5 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities, respectively.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2016 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$13,145	$13,207
Due after one year through five years	21,265	21,521
Due after five years through ten years	41,448	43,262
Due after ten years	22,756	22,861
Mortgage-related securities	141,575	144,545
	$240,189	$245,396

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$-	$-	$1,342	$(1)	$1,342	$(1)
Collateralized mortgage obligations:
Government sponsored enterprise issued	-	-	-	-	-	-
Municipal securities	6,456	(5)	2,999	(1)	9,455	(6)
Other debt securities	-	-	9,277	(723)	9,277	(723)
Certificates of deposit	-	-	-	-	-	-
	$6,456	$(5)	$13,618	$(725)	$20,074	$(730)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$18,488	$(163)	$5,577	$(85)	$24,065	$(248)
Collateralized mortgage obligations:
Government sponsored enterprise issued	48,281	(300)	-	-	48,281	(300)
Government sponsored enterprise bonds	3,246	(4)	-	-	3,246	(4)
Municipal securities	9,409	(18)	5,555	(62)	14,964	(80)
Other debt securities	14,363	(647)	-	-	14,363	(647)
Certificates of deposit	976	(4)	-	-	976	(4)
	$94,763	$(1,136)	$11,132	$(147)	$105,895	$(1,283)

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

As of September 30, 2016, the Company held two municipal securities that had previously been deemed to be other-than-temporarily impaired. Both securities were issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses charged to earnings with respect to these two municipal securities. During the year ended December 31, 2014, there were sales in the market of municipal issuer bonds at a discounted price that resulted in the Company recording additional credit losses. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 for these municipal bonds.  As of September 30, 2016, these securities had a combined amortized cost of $198,000 and total life-to-date impairment of $117,000.

As of September 30, 2016, the Company had one mortgage-backed security, one municipal security, and one other debt security which had been in an unrealized loss position for twelve months or longer. These securities were determined not to be other-than-temporarily impaired as of September 30, 2016. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

There were no sales of securities during the nine months ended September 30, 2016.  During the nine months ended September 30, 2015, proceeds from the sale of securities totaled $1.0 million and resulted in gains totaling $44,000. The $44,000 included in gain on sale of available for sale securities in the consolidated statements of income during the nine months ended September 30, 2015 was reclassified from accumulated other comprehensive income.

Note 3 - Loans Receivable

Loans receivable at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$389,267	$381,992
Multi-family	551,487	547,250
Home equity	22,394	24,326
Construction and land	21,571	19,148
Commercial real estate	137,298	118,820
Consumer	339	361
Commercial loans	29,340	23,037
	$1,151,696	$1,114,934

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

Qualifying loans receivable totaling $896.4 million and $872.8 million at September 30, 2016 and December 31, 2015, respectively, are pledged as collateral against $280.0 million in outstanding Federal Home Loan Bank of Chicago (FHLBC) advances under a blanket security agreement.

As of September 30, 2016 and December 31, 2015, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of September 30, 2016 and December 31, 2015 follows:

	As of September 30, 2016
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,546	$1,303	$4,999	$7,848	$381,419	$389,267
Multi-family	130	-	404	534	550,953	551,487
Home equity	37	35	58	130	22,264	22,394
Construction and land	-	-	-	-	21,571	21,571
Commercial real estate	10	-	207	217	137,081	137,298
Consumer	-	-	-	-	339	339
Commercial loans	-	1	26	27	29,313	29,340
Total	$1,723	$1,339	$5,694	$8,756	$1,142,940	$1,151,696

	As of December 31, 2015
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$851	$1,133	$6,503	$8,487	$373,505	$381,992
Multi-family	-	207	1,858	2,065	545,185	547,250
Home equity	255	96	110	461	23,865	24,326
Construction and land	-	-	238	238	18,910	19,148
Commercial real estate	57	-	223	280	118,540	118,820
Consumer	-	-	-	-	361	361
Commercial loans	-	-	-	-	23,037	23,037
Total	$1,163	$1,436	$8,932	$11,531	$1,103,403	$1,114,934

(1)	Includes $187,000 and $315,000 at September 30, 2016 and December 31, 2015, respectively, which are on non-accrual status.
(2)	Includes $48,000 and $467,000 at September 30, 2016 and December 31, 2015, respectively, which are on non-accrual status.
(3)	Includes $4.7 million and $7.9 million at September 30, 2016 and December 31, 2015, respectively, which are on non-accrual status.

A summary of the activity for the nine months ended September 30, 2016 and 2015 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2016
Balance at beginning of period	$7,763	$5,000	$433	$904	$1,680	$9	$396	$16,185
Provision (credit) for loan losses	141	23	(25)	(123)	33	3	288	340
Charge-offs	(801)	(488)	(62)	(3)	-	-	-	(1,354)
Recoveries	246	134	24	58	-	-	-	462
Balance at end of period	$7,349	$4,669	$370	$836	$1,713	$12	$684	$15,633

Nine months ended September 30, 2015
Balance at beginning of period	$9,877	$5,358	$422	$687	$1,951	$8	$403	$18,706
Provision (credit) for loan losses	1,032	615	(5)	157	(204)	(2)	127	1,720
Charge-offs	(3,212)	(1,501)	(72)	(84)	(45)	-	-	(4,914)
Recoveries	436	789	101	45	40	5	-	1,416
Balance at end of period	$8,133	$5,261	$446	$805	$1,742	$11	$530	$16,928

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of September 30, 2016 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$532	$-	$73	$-	$77	$-	$1	$683
Allowance related to loans collectively evaluated for impairment	6,817	4,669	297	836	1,636	12	683	14,950
Balance at end of period	$7,349	$4,669	$370	$836	$1,713	$12	$684	$15,633

Loans individually evaluated for impairment	$12,021	$3,967	$373	$437	$726	$-	$44	$17,568
Loans collectively evaluated for impairment	377,246	547,520	22,021	21,134	136,572	339	29,296	1,134,128
Total gross loans	$389,267	$551,487	$22,394	$21,571	$137,298	$339	$29,340	$1,151,696

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of September 30, 2016 and December 31, 2015:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2016
Substandard	$14,415	$1,445	$406	$—	$725	$-	$44	$17,035
Watch	9,923	2,920	194	873	1,053	-	2,896	17,859
Pass	364,929	547,122	21,794	20,698	135,520	339	26,400	1,116,802
	$389,267	$551,487	$22,394	$21,571	$137,298	$339	$29,340	$1,151,696

At December 31, 2015
Substandard	$19,148	$2,553	$684	$1,794	$1,766	$-	$55	$26,000
Watch	11,352	3,634	128	-	1,161	-	402	16,677
Pass	351,492	541,063	23,514	17,354	115,893	361	22,580	1,072,257
	$381,992	$547,250	$24,326	$19,148	$118,820	$361	$23,037	$1,114,934

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

The following tables present data on impaired loans at September 30, 2016 and December 31, 2015.

	As of or for the Nine Months Ended September 30, 2016
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$3,249	$3,289	$532	$40	$3,307	$113
Multi-family	-	-	-	-	-	-
Home equity	158	158	73	-	165	10
Construction and land	-	-	-	-	-	-
Commercial real estate	286	695	77	409	299	11
Consumer	-	-	-	-	-	-
Commercial	1	1	1	-	2	-
	3,694	4,143	683	449	3,773	134
Total Impaired with no Reserve
One- to four-family	8,772	10,087	-	1,315	8,944	262
Multi-family	3,967	4,986	-	1,019	4,008	174
Home equity	215	215	-	-	224	6
Construction and land	437	437	-	-	615	15
Commercial real estate	440	440	-	-	440	10
Consumer	-	-	-	-	-	-
Commercial	43	43	-	-	47	1
	13,874	16,208	-	2,334	14,278	468
Total Impaired
One- to four-family	12,021	13,376	532	1,355	12,251	375
Multi-family	3,967	4,986	-	1,019	4,008	174
Home equity	373	373	73	-	389	16
Construction and land	437	437	-	-	615	15
Commercial real estate	726	1,135	77	409	739	21
Consumer	-	-	-	-	-	-
Commercial	44	44	1	-	49	1
	$17,568	$20,351	$683	$2,783	$18,051	$602

	As of or for the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$7,903	$8,923	$1,114	$1,020	$8,113	$393
Multi-family	1,055	1,055	242	-	1,044	42
Home equity	169	169	108	-	174	10
Construction and land	156	269	3	113	155	-
Commercial real estate	314	723	106	409	367	23
Consumer	-	-	-	-	-	-
Commercial	3	3	3	-	5	1
	9,600	11,142	1,576	1,542	9,858	469
Total Impaired with no Reserve
One- to four-family	10,482	11,991	-	1,509	10,676	500
Multi-family	4,045	5,090	-	1,045	4,106	245
Home equity	303	303	-	-	307	13
Construction and land	1,639	1,639	-	-	1,827	62
Commercial real estate	1,452	1,452	-	-	1,458	72
Consumer	-	-	-	-	-	-
Commercial	24	24	-	-	29	2
	17,945	20,499	-	2,554	18,403	894
Total Impaired
One- to four-family	18,385	20,914	1,114	2,529	18,789	893
Multi-family	5,100	6,145	242	1,045	5,150	287
Home equity	472	472	108	-	481	23
Construction and land	1,795	1,908	3	113	1,982	62
Commercial real estate	1,766	2,175	106	409	1,825	95
Consumer	-	-	-	-	-	-
Commercial	27	27	3	-	34	3
	$27,545	$31,641	$1,576	$4,096	$28,261	$1,363

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $13.9 million of impaired loans as of September 30, 2016 for which no allowance has been provided, $2.3 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans' net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At September 30, 2016, total impaired loans included $10.7 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2015, total impaired loans included $17.5 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of September 30, 2016
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$3,298	3	$2,448	34	$5,746	37
Multi-family	2,522	1	1,445	5	3,967	6
Home equity	54	1	98	1	152	2
Construction and land	438	1	-	-	438	1
Commercial real estate	296	1	63	1	359	2
	$6,608	7	$4,054	41	$10,662	48

	As of December 31, 2015
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$3,900	4	$5,739	45	$9,639	49
Multi-family	2,546	1	2,317	7	4,863	8
Home equity	-	-	98	1	98	1
Construction and land	1,556	2	-	-	1,556	2
Commercial real estate	1,306	1	77	1	1,383	2
	$9,308	8	$8,231	54	$17,539	62

At September 30, 2016, $10.7 million in loans had been modified in troubled debt restructurings and $4.1 million of these loans were included in the non-accrual loan total. The remaining $6.6 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $336,000 valuation allowance has been established as of September 30, 2016 with respect to the $10.7 million in troubled debt restructurings. As of December 31, 2015, a $996,000 valuation allowance had been established with respect to the $17.5 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of September 30, 2016
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$1,114	22	$-	-	$1,114	22
Principal forbearance	54	1	-	-	54	1
Interest reduction	8,710	23	784	2	9,494	25
	$9,878	46	$784	2	$10,662	48

	As of December 31, 2015
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$13,971	30	$1,012	5	$14,983	35
Principal forbearance	97	1	-	-	97	1
Interest reduction	2,459	26	-	-	2,459	26
	$16,527	57	$1,012	5	$17,539	62

The following table presents data on non-accrual loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$8,444	$13,888
Multi-family	1,445	2,553
Home equity	305	437
Construction and land	-	239
Commercial real estate	429	460
Commercial	44	27
Consumer	-	-
Total non-accrual loans	$10,667	$17,604
Total non-accrual loans to total loans receivable	0.93%	1.58%
Total non-accrual loans to total assets	0.59%	1.00%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	September 30, 2016	December 31, 2015
	(In Thousands)

One- to four-family	$2,735	$4,610
Multi-family	315	209
Construction and land	5,291	5,262
Commercial real estate	300	300
Total real estate owned	8,641	10,381
Valuation allowance at end of period	(1,187)	(1,191)
Total real estate owned, net	$7,454	$9,190

The following table presents the activity in the Company's real estate owned:

	Nine months ended September 30,
	2016	2015
	(In Thousands)
Real estate owned at beginning of the period	$9,190	18,706
Transferred from loans receivable	3,442	11,719
Sales (net of gains / losses)	(4,762)	(17,265)
Write downs	(416)	(1,522)
Other	-	518
Real estate owned at the end of the period	$7,454	12,156

Residential one- to four-family mortgage loans that were in the process of foreclosure were $3.0 million and $5.1 million at September 30, 2016 and December 31, 2015, respectively.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Nine months ended September 30,
	2016	2015
	(In Thousands)
Mortgage servicing rights at beginning of the period	$1,422	$2,521
Additions	1,486	3,149
Amortization	(412)	(412)
Sales	-	(4,260)
Mortgage servicing rights at end of the period	2,496	998
Valuation allowance at end of period	(100)	(20)
Mortgage servicing rights at end of the period, net	$2,396	$978

During the nine months ended September 30, 2016, $1.8 billion in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $1.8 billion, generating mortgage banking income of $91.1 million. The unpaid principal balance of loans serviced for others was $371.3 million and $176.4 million at September 30, 2016 and December 31, 2015, respectively. These loans are not reflected in the consolidated statements of financial condition.

During the nine months ended September 30, 2016, the Company did not sell any mortgage servicing rights. During the nine months ended September 30, 2015, the Company sold mortgage servicing rights related to $552.4 million in loans receivable with a book value of $4.3 million for $5.1 million resulting in a gain on sale of $807,000.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ended December 31:	(In Thousands)
2016	$115
2017	414
2018	366
2019	364
2020	363
Thereafter	774
Total	$2,396

Note 6— Deposits

At September 30, 2016 and December 31, 2015, time deposits with balances greater than $250,000 amounted to $46.3 million and $37.7 million, respectively.

A summary of the contractual maturities of time deposits at September 30, 2016 is as follows:

(In Thousands)

Within one year	$481,068
More than one to two years	194,598
More than two to three years	6,304
More than three to four years	4,037
More than four through five years	1,297
$687,304

Note 7— Borrowings

Borrowings consist of the following:

		September 30, 2016		December 31, 2015
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)
Short term:
Repurchase agreement		$13,983	3.27%	$7,203	3.19%
Federal Home Loan Bank, Chicago advances		50,000	0.29%	-	0.00%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2016		-	0.00%	220,000	4.34%
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
2021		100,000	0.78%	-	0.00%
Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$377,983	2.31%	$441,203	3.88%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $14.0 balance at September 30, 2016 and a $7.2 million balance at December 31, 2015.

The $50.0 million short-term advance has a maturity date of October 27, 2016. The short-term advance has a fixed rate of 0.29%.

The $65.0 million in advances due in 2017 consists of three advances with fixed rates ranging from 3.09% to 3.46% callable quarterly until maturity.

The $65.0 million in advances due in 2018 consists of three advances with fixed rates ranging from 2.73% to 3.11% callable quarterly until maturity.

The $100.0 million in advances due in 2021 consists of two advances totaling $50.0 million with fixed rates ranging from 0.67% to 0.73% with a FHLB quarterly call option beginning in June 2018 and one advance for $50.0 million with a fixed rate of 0.85% with a FHLB quarterly call option beginning in September 2018.

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $91.7 million at September 30, 2016 and $94.1 million at December 31, 2015.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances. The Company's borrowings from the FHLBC are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 51% of the carrying value of home equity loans and 75% of the carrying value of multi-family loans. In addition, these advances are collateralized by FHLBC stock of $12.6 million at September 30, 2016 and $19.5 million at December 31, 2015. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

The actual and required capital amounts and ratios for the Bank as of September 30, 2016 and December 31, 2015 are presented in the table below:

	September 30, 2016
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$421,928	32.25%	$104,659	8.00%	$112,836	8.625%	$	N/A	N/A
WaterStone Bank	386,208	29.59%	104,409	8.00%	112,566	8.625%		130,511	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	406,295	31.06%	78,495	6.00%	86,671	6.625%		N/A	N/A
WaterStone Bank	370,575	28.39%	78,307	6.00%	86,464	6.625%		104,409	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	406,295	31.06%	58,871	4.50%	67,047	5.125%		N/A	N/A
WaterStone Bank	370,575	28.39%	58,730	4.50%	66,887	5.125%		84,832	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	406,295	22.66%	71,735	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	370,575	20.71%	71,561	4.00%	N/A	N/A		89,452	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	370,575	20.69%	107,442	6.00%	N/A	N/A		N/A	N/A

	December 31, 2015
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$405,947	33.41%	$97,207	8.00%	$	N/A	N/A	$	N/A	N/A
WaterStone Bank	374,435	30.92%	96,885	8.00%		N/A	N/A		121,106	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	390,747	32.16%	72,905	6.00%		N/A	N/A		N/A	N/A
WaterStone Bank	359,284	29.67%	72,664	6.00%		N/A	N/A		96,885	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	390,747	32.16%	54,679	4.50%		N/A	N/A		N/A	N/A
WaterStone Bank	359,284	29.67%	54,498	4.50%		N/A	N/A		78,719	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	390,747	22.20%	70,417	4.00%		N/A	N/A		N/A	N/A
WaterStone Bank	359,284	20.45%	70,286	4.00%		N/A	N/A		87,857	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	359,284	20.43%	105,493	6.00%		N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense increased from $7.7 million during the nine months ended September 30, 2015 to $12.2 million for the nine months ended September 30, 2016. This increase was primarily due to the increase in our income before income taxes, which increased from $21.1 million during the nine months ended September 30, 2015 to $31.3 million during the nine months ended September 30, 2016.  Income tax expense is recognized on the statement of income during the nine months ended September 30, 2016 at an effective rate of 39.0% of pretax income compared to 36.2% during the nine months ended September 30, 2015.

During the quarter ended September 30, 2016, the Company incurred a charge related to stock options awarded in 2007.  The deferred tax asset established for the stock options was not fully utilized upon exercise, as the deductible compensation recognized was less than the value of the asset established at the time the award vested.  A net expense of $564,000 was charged to income tax for the quarter.

The Company still has a deferred tax asset of $193,000 related to stock options awarded in 2007 that have not yet been exercised.  The stock options awarded in 2007 expire in January 2017.  If these awards are not exercised, the Company will have to recognize additional tax expense equal to the amount of the deferred tax asset upon expiration.  In the event that these options are exercised, the Company's tax deduction would be limited to the amount by which the fair market value of the stock, on the exercise date, exceeds the options strike price.  Per ASC 718, the determination of a need for a valuation allowance against stock-based compensation awards by a company should not consider the current fair market value of its stock.  Therefore, no valuation allowance has been recorded against these awards, even though these awards are currently out-of-the-money and may not be exercised.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of September 30, 2016 and December 31, 2015.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
September 30, 2016
Repurchase Agreements
Short-term	$13,983	$-	$13,983	$13,983	$-
Long-term	84,000	-	84,000	84,000	-
	$97,983	$-	$97,983	$97,983	$-

December 31, 2015
Repurchase Agreements
Short-term	$7,203	$-	$7,203	$7,203	$-
Long-term	84,000	-	84,000	84,000	-
	$91,203	$-	$91,203	$91,203	$-

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

	September 30, 2016	December 31, 2015
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$35,463	$10,307
Commitments to extend credit under home equity lines of credit (2)	13,969	14,173
Unused portion of construction loans (3)	28,507	25,545
Unused portion of business lines of credit	13,345	16,392
Standby letters of credit	392	566

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of September 30, 2016 and December 31, 2015.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At September 30, 2016, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $454.6 million and interest rate lock commitments with an aggregate notional amount of approximately $262.0 million.  The fair value of the forward commitments to sell mortgage loans at September 30, 2016 included a loss of $859,000 that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at September 30, 2016 included a gain of $4.2 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In Thousands, except per share amounts)

Net income	$7,505	$5,199	$19,133	$13,498
Net income available to unvested restricted shares	5	6	12	15
Net income available to common stockholders	$7,500	$5,193	$19,121	$13,483

Weighted average shares outstanding	27,043	27,490	26,976	29,882
Effect of dilutive potential common shares	386	305	307	263
Diluted weighted average shares outstanding	27,429	27,795	27,283	30,145

Basic earnings per share	$0.28	$0.19	$0.71	$0.45
Diluted earnings per share	$0.27	$0.19	$0.70	$0.45

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2016	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$80,782	$-	$80,782	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	63,763	-	63,763	-
Government sponsored enterprise bonds	3,765	-	3,765	-
Municipal securities	78,465	-	78,465	-
Other debt securities	16,892	2,516	14,376	-
Certificates of deposit	1,729	-	1,729	-
Loans held for sale	227,765	-	227,765	-
Mortgage banking derivative assets	4,160	-	-	4,160
Mortgage banking derivative liabilities	859	-	-	859

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$96,667	$-	$96,667	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	70,428	-	70,428	-
Government sponsored enterprise bonds	3,746	-	3,746	-
Municipal securities	79,159	-	79,159	-
Other debt securities	16,963	2,600	14,363	-
Certificates of deposit	2,695	-	2,695	-
Loans held for sale	166,516	-	166,516	-
Mortgage banking derivative assets	2,313	-	-	2,313
Mortgage banking derivative liabilities	125	-	-	125

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

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2014	$999

Mortgage derivative gain, net	1,189
Balance at December 31, 2015	$2,188

Mortgage derivative gain, net	1,113
Balance at September 30, 2016	$3,301

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2016	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$3,011	$-	$-	$3,011
Real estate owned	7,454	-	-	7,454
Impaired mortgage servicing rights	1,149	-	-	1,149

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$8,024	$-	$-	$8,024
Real estate owned	9,190	-	-	9,190

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At September 30, 2016, loans determined to be impaired with an outstanding balance of $3.7 million were carried net of specific reserves of $683,000 for a fair value of $3.0 million. At December 31, 2015, loans determined to be impaired with an outstanding balance of $9.6 million were carried net of specific reserves of $1.6 million for a fair value of $8.0 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $416,000 and $1.5 million during the nine months ended September 30, 2016 and 2015, respectively and are recorded in real estate owned expense. At September 30, 2016 and December 31, 2015, real estate owned totaled $7.5 million and $9.2 million, respectively.

Mortgage servicing rights - The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  At September 30, 2016, the Company determined that $1.1 million of mortgage servicing rights were temporarily impaired, and as a result, recorded an impairment valuation allowance of $100,000.  At December 31, 2015, there was no impairment identified for mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at September 30, 2016	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$3,301	Pricing models	Pull through rate	52.2%	99.9%
Impaired loans	3,011	Market approach	Discount rates applied to appraisals	15.0%	30.0%
Real estate owned	7,454	Market approach	Discount rates applied to appraisals	5.6%	85.7%
Impaired mortgage servicing rights	1,149	Pricing models	Prepayment rate	7.0%	36.7%
			Discount rate	10.0%	12.0%
			Cost to service	$75.93	$571.61

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
The carrying amounts and fair values of the Company's financial instruments consist of the following:

	September 30, 2016					December 31, 2015
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$54,320	$54,320	$44,570	$9,750	$-	$100,471	$100,471	$100,471	$-	$-
Securities available-for-sale	245,396	245,396	2,516	242,880	-	269,658	269,658	2,600	267,058	-
Loans held for sale	227,765	227,765	-	227,765	-	166,516	166,516	-	166,516	-
Loans receivable	1,151,696	1,191,520	-	-	1,191,520	1,114,934	1,165,370	-	-	1,165,370
FHLB stock	12,600	12,600	-	12,600	-	19,500	19,500	-	19,500	-
Accrued interest receivable	4,312	4,312	4,312	-	-	4,108	4,108	4,108	-	-
Mortgage servicing rights	2,396	2,414	-	-	2,414	1,422	1,658	-	-	1,658
Mortgage banking derivative assets	4,160	4,160	-	-	4,160	2,313	2,313	-	-	2,313

Financial Liabilities
Deposits	955,648	956,041	268,344	687,697	-	893,361	894,015	243,304	650,711	-
Advance payments by borrowers for taxes	25,268	25,268	25,268	-	-	3,661	3,661	3,661	-	-
Borrowings	377,983	383,180	-	383,180	-	441,203	463,238	-	463,238	-
Accrued interest payable	1,027	1,027	1,027	-	-	1,642	1,642	1,642	-	-
Mortgage banking derivative liabilities	859	859	-	-	859	125	125	-	-	125

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at September 30, 2016 and December 31, 2015.

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

Mortgage Banking

The mortgage banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 23 states.

	As of or for the three months ended September 30, 2016
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$11,244	$10	$71	$11,325
Provision for loan losses	100	35	-	135
Net interest income after provision for loan losses	11,144	(25)	71	11,190

Noninterest income	1,658	36,124	(370)	37,412

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,392	23,295	(114)	27,573
Occupancy, office furniture and equipment	740	1,579	-	2,319
FDIC insurance premiums	140	-	-	140
Real estate owned	37	-	-	37
Other	1,252	4,453	(233)	5,472
Total noninterest expenses	6,561	29,327	(347)	35,541
Income before income taxes	6,241	6,772	48	13,061
Income tax expense	2,107	2,767	682	5,556
Net income (loss)	$4,134	$4,005	$(634)	$7,505

Total assets	$1,777,014	$259,636	$(241,615)	$1,795,035

	As of or for the three months ended September 30, 2015
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,566	$265	$79	$9,910
Provision for loan losses	500	80	-	580
Net interest income after provision for loan losses	9,066	185	79	9,330

Noninterest income	1,146	27,636	(231)	28,551

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,927	17,411	(104)	21,234
Occupancy, office furniture and equipment	800	1,492	-	2,292
FDIC insurance premiums	243	-	-	243
Real estate owned	646	-	-	646
Other	1,171	4,235	(35)	5,371
Total noninterest expenses	6,787	23,138	(139)	29,786
Income (loss) before income taxes	3,425	4,683	(13)	8,095
Income tax expense	962	1,917	17	2,896
Net income (loss)	$2,463	$2,766	$(30)	$5,199

Total assets	$1,724,714	$176,341	$(156,346)	$1,744,709

	As of or for the nine months ended September 30, 2016
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$30,977	$287	$209	$31,473
Provision for loan losses	200	140	-	340
Net interest income after provision for loan losses	30,777	147	209	31,133

Noninterest income	3,583	92,457	(832)	95,208

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	12,784	58,526	(342)	70,968
Occupancy, office furniture and equipment	2,388	4,686	-	7,074
FDIC insurance premiums	500	-	-	500
Real estate owned	344	-	-	344
Other	3,705	12,790	(387)	16,108
Total noninterest expenses	19,721	76,002	(729)	94,994
Income before income taxes	14,639	16,602	106	31,347
Income tax expense	4,711	6,797	706	12,214
Net income (loss)	$9,928	$9,805	$(600)	$19,133

	As of or for the nine months ended September 30, 2015
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
		(In Thousands)

Net interest income	$28,541	$615	$250	$29,406
Provision for loan losses	1,450	270	-	1,720
Net interest income after provision for loan losses	27,091	345	250	27,686

Noninterest income	2,824	79,193	(393)	81,624

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	12,462	50,438	(316)	62,584
Occupancy, office furniture and equipment	2,447	4,557	-	7,004
FDIC insurance premiums	851	-	-	851
Real estate owned	1,860	15	-	1,875
Other	3,275	12,434	138	15,847
Total noninterest expenses	20,895	67,444	(178)	88,161
Income before income taxes	9,020	12,094	35	21,149
Income tax expense	2,544	5,018	89	7,651
Net income (loss)	$6,476	$7,076	$(54)	$13,498

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and nine months ended September 30, 2016 and 2015 and the financial condition as of September 30, 2016 compared to the financial condition as of December 31, 2015.
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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and nine months ended September 30, 2016 and 2015, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended September 30, 2016 and 2015

Net income for the three months ended September 30, 2016 totaled $4.1 million compared to net income of $2.5 million for the three months ended September 30, 2015. Net interest income increased $1.7 million to $11.2 million for the three months ended September 30, 2016 compared to $9.6 million for the three months ended September 30, 2015. The provision for loan losses decreased $400,000 compared to the prior year comparable period. Noninterest income increased $512,000 as loan prepayment fees increased.  Compensation, payroll taxes, and other employee benefits expense increased due primarily to increases in health insurance costs and ESOP expense. The Bank also reported an increase in other noninterest expense for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  Occupancy, office furniture, and equipment expense, FDIC insurance premiums, and real estate owned expense decreased for the third quarter of 2016 compared to the previous year period. FDIC insurance premiums and real estate owned expense decreased as a direct result of improved asset quality metrics.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2016 and 2015

Net income totaled $4.0 million for the three months ended September 30, 2016 compared to net income of $2.8 million for the three months ended September 30, 2015. Mortgage banking segment revenue increased $8.5 million, or 30.7%, to $36.1 million for the three months ended September 30, 2016 compared to $27.6 million for the three months ended September 30, 2015. The increase in revenue was attributable to an increase in origination volume and an increase in margin. While mortgage segment revenue increased 30.7%, total noninterest expenses increased $6.2 million, or 26.7%, to $29.3 million for the three months ended September 30, 2016 compared to $23.1 million for the three months ended September 30, 2015. The increase in noninterest expenses resulted from an increase in commissions paid, which correlates to the increase in origination volume, resulting in $5.9 million additional compensation, payroll taxes, and other employee benefits expense.

Loans originated by the mortgage banking segment for the purpose of sale in the secondary market increased $160.1 million, or 29.1%, to $710.1 million during the three months ended September 30, 2016, compared to $550.0 million for the three months ended September 30, 2015. The increase in originations was driven by an increase in the origination of loans made for the purpose of residential purchases, which yield a higher margin than refinance loans, along with an increase in the origination of mortgage refinance loans. Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity decreased slightly to 82% from 88% of total originations for the three months ended September 30, 2016 and 2015, respectively.  However, origination volume related to purchase activity still increased for the three months ended September 30, 2016 and 2015, respectively, as overall volumes increased.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended September 30,
	2016	2015
	(Dollars in Thousands, except per share amounts)

Net income	$7,505	5,199
Earnings per share - basic	0.28	0.19
Earnings per share - diluted	0.27	0.19
Annualized return on average assets	1.66%	1.18%
Annualized return on average equity	7.36%	5.21%

Net Interest Income

Average Balance Sheets, Interest and Yields/Costs
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans are included in the computation of the average balances of loans receivable and held for sale. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Yields on interest-earning assets are computed on a fully tax-equivalent yield, where applicable.

	Three months ended September 30,
	2016			2015
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,333,666	$14,754	4.40%	$1,243,879	$14,117	4.50%
Mortgage related securities (2)	150,790	743	1.96%	165,839	792	1.89%
Debt securities, federal funds sold and short-term investments (2)(3)	186,201	1,034	2.21%	234,102	1,115	1.89%
Total interest-earning assets	1,670,657	16,531	3.94%	1,643,820	16,024	3.87%

Noninterest-earning assets	123,318			98,224
Total assets	$1,793,975			$1,742,044

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$35,066	5	0.06%	$31,980	5	0.06%
Money market and savings accounts	176,582	97	0.22%	152,346	59	0.15%
Time deposits	685,969	1,821	1.06%	641,064	1,476	0.91%
Total interest-bearing deposits	897,617	1,923	0.85%	825,390	1,540	0.74%
Borrowings	374,730	3,082	3.27%	434,943	4,345	3.96%
Total interest-bearing liabilities	1,272,347	5,005	1.56%	1,260,333	5,885	1.85%

Noninterest-bearing liabilities
Noninterest-bearing deposits	80,407			65,016
Other noninterest-bearing liabilities	35,331			21,099
Total noninterest-bearing liabilities	115,738			86,115
Total liabilities	1,388,085			1,346,448
Equity	405,890			395,596
Total liabilities and equity	$1,793,975			$1,742,044

Net interest income / Net interest rate spread (4)		11,526	2.38%		10,139	2.02%
Less: taxable equivalent adjustment		201	0.05%		229	0.06%
Net interest income / Net interest rate spread, as reported		$11,325	2.33%		$9,910	1.96%
Net interest-earning assets (5)	$398,310			$383,487
Net interest margin (6)			2.70%			2.39%
Tax equivalent effect			0.04%			0.06%
Net interest margin on a fully tax equivalent basis (6)			2.74%			2.45%
Average interest-earning assets to average interest-bearing liabilities			131.31%			130.43%
__________
(1) Interest income includes net deferred loan fee amortization income of $229,000 and $139,000 for the three months ended September 30, 2016 and 2015, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.78% and 1.50% for the three months ended September 30, 2016 and 2015, respectively.
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

	Three months ended September 30,
	2016 versus 2015
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$967	$(330)	$637
Mortgage related securities (3)	(75)	26	(49)
Other earning assets (3)(4)	(249)	168	(81)
Total interest-earning assets	643	(136)	507

Interest expense:
Demand accounts	-	-	-
Money market and savings accounts	10	28	38
Time deposits	107	238	345
Total interest-earning deposits	117	266	383
Borrowings	(559)	(704)	(1,263)
Total interest-bearing liabilities	(442)	(438)	(880)
Net change in net interest income	$1,085	$302	$1,387
______________
(1)	Interest income includes net deferred loan fee amortization income of $229,000 and $139,000 for the three months ended September 30, 2016 and 2015, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income increased $1.4 million, or 14.3%, to $11.3 million during the three months ended September 30, 2016 compared to $9.9 million during the three months ended September 30, 2015.

·
Interest income on loans increased $637,000 due primarily to an increase of $89.8 million in average loans offset by a 10 basis point decrease in average yield on loans. The increase in average loan balance was driven by a $34.3 million increase in the average balance of loans held in portfolio along with a $55.5 million increase in the average balance of loans held for sale.

·
Interest income from mortgage-related securities decreased $49,000 year over year as the average balance decreased $15.0 million as securities have paid down in 2015 and 2016 and less purchases have occurred to replace those securities due to current market conditions, which was offset by an increase in rate.

·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $53,000 due to a decrease of $47.9 million in average balance, as municipal securities matured and were not replaced due to market conditions. Also, liquid funds were utilized to fund loan growth and pay off maturing FHLB advances. The decrease in interest income due to an decrease in average balance was partially offset by 28 basis point increase in the average yield. The increase in average yield was driven by a 25 basis point increase in the Federal Funds rate in December 2015, as well as an increase in the cash dividend paid by the FHLB on its stock.

·
Interest expense on time deposits increased $345,000 primarily due to a 15 basis point increase in the average cost of time deposits, as maturing time deposits have repriced or have been replaced at a higher rate in the current competitive market. In addition, to an increase in rate, the average balance of time deposits increased compared to the prior year, which reflects the Company's decision to raise funds through its retail delivery channels to pay off FHLB advances that matured during the first nine months of 2016.

·
Interest expense on money market and savings accounts increased $38,000 due to an increase in both rate and average balance. Increases in both rate and volume reflect the Company's strategy to target this segment of retail funds for more aggressive growth.

·
Interest expense on borrowings decreased $1.3 million due to the maturity of $220.0 million of fixed rate borrowings that were paid off during the current year with lower rate long term fixed borrowings and funds raised through our retail delivery channels.  A total of $220.0 million FHLB borrowings at a weighted average rate of 4.34% matured during 2016. The Company borrowed $100.0 million of long-term FHLB borrowings replaced the maturities in 2016 at a weighted average rate of 0.78%.  In addition to the long-term borrowings, a total of $50.0 million in short-term FHLB were utilized throughout and at the end of the three months ended September 30, 2016.

Provision for Loan Losses

Our provision for loan losses decreased $445,000 as a $135,000 provision was necessary during the three months ended September 30, 2016, compared to $580,000 during the three months ended September 30, 2015, as asset quality metrics continued to improve.  The provision for loan losses for the three months ended September 30, 2016 was primarily driven by growth in the loan portfolio.

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

Noninterest Income
	Three months ended September 30,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$789	$364	$425	116.8%
Increase in cash surrender value of life insurance	734	636	98	15.4%
Mortgage banking income	35,552	26,708	8,844	33.1%
Gain on sale of available for sale securities	-	-	-	N/	M
Other	337	843	(506)	(60.0)%
Total noninterest income	$37,412	$28,551	$8,861	31.0%

N/M - Not meaningful

Total noninterest income increased $8.9 million, or 31.0%, to $37.4 million during the three months ended September 30, 2016 compared to $28.6 million during the three months ended September 30, 2015. The increase resulted primarily from an increase in mortgage banking income.

·	Service charges on loans and deposits increased primarily due to a $407,000 increase in loan prepayment fees. This increase was driven by one significant relationship that paid off during the quarter.
·	The increase in cash surrender value of life insurance was due to the purchase of a $10.0 million policy in March 2016.
·
The increase in mortgage banking income was the result of an increase in origination volumes. The volume increased $160.1 million, or 29.1%, to $710.1 million during the three months ended September 30, 2016 compared to $550.0 million during the three months ended September 30, 2015. Along with the increase in origination volume, margin increased as higher margin purchase products performed well.

·
The $506,000 decrease in other noninterest income was due primarily to a decrease in gain on mortgage servicing rights sold.  There was a bulk sale of mortgage servicing rights which occurred during the three months ended September 30, 2015 and no sales occurred during the three months ended September 30, 2016.  In addition, certain loan products were sold and treated as a gain on mortgage servicing rights sold and included in other noninterest income in the prior year has been treated as mortgage banking income in the current year.

Noninterest Expenses
	Three months ended September 30,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$27,573	$21,234	$6,339	29.9%
Occupancy, office furniture and equipment	2,319	2,292	27	1.2%
Advertising	661	755	(94)	(12.5)%
Data processing	616	592	24	4.1%
Communications	374	332	42	12.7%
Professional fees	474	642	(168)	(26.2)%
Real estate owned	37	646	(609)	(94.3)%
FDIC insurance premiums	140	243	(103)	(42.4)%
Other	3,347	3,050	297	9.7%
Total noninterest expenses	$35,541	$29,786	$5,755	19.3%

Total noninterest expenses increased $5.8 million, or 19.3%, to $35.5 million during the three months ended September 30, 2016 compared to $29.8 million during the three months ended September 30, 2015.

·
Compensation, payroll taxes and other employee benefit expense increased $465,000, or 11.8%, at the community banking segment during the three months ended September 30, 2016. This was primarily due to health insurance being higher in 2016 from an increase in health claims and ESOP expense increasing with the increased stock price of the vested shares in the third quarter of 2016.

·
Compensation, payroll taxes and other employee benefit expense increased $5.9 million, or 33.8%, at our mortgage banking segment. An increase in loan origination activity resulted in more commission-based compensation for the quarter. Total compensation, payroll taxes and other employee benefits also increased at our mortgage banking segment as branch managers earned more with increased profitability and new branches were added. In addition to those increases, health insurance expense increased as a reimbursement for a significant claim was paid during the three months ended September 30, 2015.

·
Net real estate owned expense decreased $609,000, to $37,000 of expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Property management expense (other than gains/losses) decreased $435,000 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to a reduction in the number of properties under management during 2016. Net gains on sales of REO decreased $40,000 to $191,000 for the three months ended September 30, 2016 compared to $231,000 for the three months ended September 30, 2015. Real estate owned writedowns decreased $213,000 to $65,000 for the three months ended September 30, 2016 compared to $278,000 for the three months ended September 30, 2015.

·	FDIC insurance expense decreased during the three month period ended September 30, 2016. This was driven by a decrease in the FDIC assessment rate.
·	Other noninterest expense increased primarily due to increased expense at our mortgage banking segment associated with the increase of loan origination activity.

Income Taxes

Driven by an increase in pre-tax income, income tax expense increased $2.7 million, or 91.9%, to $5.6 million during the three months ended September 30, 2016, compared to $2.9 million during the three months ended September 30, 2015. Income tax expense was recognized during the three months ended September 30, 2016 at an effective rate of 42.5% compared to an effective rate of 35.8% during the three months ended September 30, 2015.  The increase in the effective rate was due to both an increase in pretax income, which minimizes the impact of tax deductions and tax-exempt income and the write off of a deferred tax asset.

Comparison of Community Banking Segment for the Nine Months Ended September 30, 2016 and 2015

Net income for the nine months ended September 30, 2016 totaled $9.9 million compared to net income of $6.5 million for the nine months ended September 30, 2015.  Net interest income increased $2.4 million to $31.0 million for the nine months ended September 30, 2016 compared to $28.5 million for the nine months ended September 30, 2015.  Provision for loan loss decreased $1.3 million as asset quality metrics continued to improve. Noninterest income increased $759,000 as loan prepayment fees increased.  Compensation, payroll taxes, and other employee benefits expense increased $322,000 primarily due to increases in health insurance and additional salary expense due to the two additional branches added in late 2015, offset by reduction in stock compensation expense that immediately vested the grant of stock awards during 2015. FDIC premiums and real estate owned expense decreased as asset quality improved and we experienced a reduction of foreclosured properties.  Those decreases were partially offset by an increase in other noninterest expense for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Comparison of Mortgage Banking Segment Operations for the Nine Months Ended September 30, 2016 and 2015

Net income totaled $9.8 million for the nine months ended September 30, 2016, compared to $7.1 million during the nine months ended September 30, 2015.  Mortgage banking segment revenues increased $13.3 million, or 16.7%, to $92.5 million for the nine months ended September 30, 2016 compared to $79.2 million for the nine months ended September 30, 2015.  The increase in revenue was attributable to a 13.7% increase in volume origination to $1.76 billion during the nine months ended September 30, 2016 compared to $1.55 billion during the nine months ended September 30, 2015. While revenue increased 16.7%, noninterest expenses increased $8.6 million, or 12.7%, to $76.0 million for the nine months ended September 30, 2016 compared to $67.4 million for the nine months ended September 30, 2015.

Loans originated by the mortgage banking segment for the purpose of sale in the secondary market increased $211.4 million, or 13.7%, to $1.76 billion during the nine months ended September 30, 2016, compared to $1.55 billion for the nine months ended September 30, 2015.  The increase in originations was driven by an increase in the origination of loans made for the purpose of residential purchases, which yield a higher margin than refinance loans, along with an increase in the origination of mortgage refinance products.  Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance.  The percentage of origination volume related to purchase activity increased slightly to 85% from 84% of total originations for the nine months ended September 30, 2016 and 2015, respectively.

Consolidated Waterstone Financial, Inc. Results of Operations
	Nine months ended September 30,
	2016	2015
	(Dollars in Thousands, except per share amounts)

Net income	$19,133	$13,498
Earnings per share - basic	0.71	0.45
Earnings per share - diluted	0.70	0.45
Annualized return on average assets	1.45%	1.03%
Annualized return on average equity	6.38%	4.26%

Average Balance Sheets, Interest and Yields/Costs
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated.  Non-accrual loans are included in the computation of the average balances of loans receivable and held for sale.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.  Yields on interest-earning assets are computed on a fully tax-equivalent yield, where applicable.

	Nine months ended September 30,
	2016			2015
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,274,369	$42,611	4.47%	$1,223,971	$41,495	4.53%
Mortgage related securities (2)	158,854	2,371	1.99%	172,548	2,451	1.90%
Debt securities, federal funds sold and short-term investments (2)(3)	208,241	3,309	2.12%	255,284	3,306	1.73%
Total interest-earning assets	1,641,464	48,291	3.93%	1,651,803	47,252	3.82%

Noninterest-earning assets	116,863			102,558
Total assets	$1,758,327			$1,754,361

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$33,679	14	0.06%	$30,804	15	0.07%
Money market and savings accounts	163,550	294	0.24%	137,016	116	0.11%
Time deposits	673,343	5,169	1.03%	639,049	4,120	0.86%
Total interest-bearing deposits	870,572	5,477	0.84%	806,869	4,251	0.70%
Borrowings	387,867	10,724	3.69%	438,767	12,898	3.93%
Total interest-bearing liabilities	1,258,439	16,201	1.72%	1,245,636	17,149	1.84%

Noninterest-bearing liabilities
Noninterest-bearing deposits	73,828			64,945
Other noninterest-bearing liabilities	25,537			20,532
Total noninterest-bearing liabilities	99,365			85,477
Total liabilities	1,357,804			1,331,113
Equity	400,523			423,248
Total liabilities and equity	$1,758,327			$1,754,361

Net interest income / Net interest rate spread (4)		32,090	2.21%		30,103	1.98%
Less: taxable equivalent adjustment		617	0.05%		697	0.05%
Net interest income / Net interest rate spread, as reported		$31,473	2.16%		$29,406	1.93%
Net interest-earning assets (5)	$383,025			$406,167
Net interest margin (6)			2.56%			2.38%
Tax equivalent effect			0.05%			0.06%
Net interest margin on a fully tax equivalent basis (6)			2.61%			2.44%
Average interest-earning assets to average interest-bearing liabilities			130.44%			132.61%
__________
(1)  Interest income includes net deferred loan fee amortization income of $596,000 and $420,000 for the nine months ended September 30, 2016 and 2015, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.73% and 1.37% for the nine months ended September 30, 2016 and 2015, respectively.
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

	Nine months ended September 30,
	2016 versus 2015
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$1,721	$(605)	$1,116
Mortgage related securities (3)	(199)	119	(80)
Other earning assets (3) (4)	(672)	675	3
Total interest-earning assets	850	189	1,039

Interest expense:
Demand accounts	1	(2)	(1)
Money market and savings accounts	18	160	178
Time deposits	232	817	1,049
Total interest-earning deposits	251	975	1,226
Borrowings	(1,430)	(744)	(2,174)
Total interest-bearing liabilities	(1,179)	231	(948)
Net change in net interest income	$2,029	$(42)	$1,987
______________
(1)	Interest income includes net deferred loan fee amortization income of $596,000 and $420,000 for the nine months ended September 30, 2016 and 2015, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income increased $2.1 million, or 7.0%, to $31.5 million during the nine months ended September 30, 2016 compared to $29.4 million during the nine months ended September 30, 2015.

·
Interest income on loans increased due to an increase in average balance of $50.4 million offset by a six basis point decrease in average yield on loans.  The increase in average loan balance was driven by a $27.5 million increase in the average balance of loans held in portfolio and the average balance of loans held for sale increased $22.9 million.

·	Interest income from mortgage related securities decreased as securities have paid down in 2015 and 2016, and less purchases have occurred to replace those securities due to current market conditions.
·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased due to a 36 basis point increase in the average yield due to an increase in higher yielding corporate securities balance, a 25 basis points increase in the federal funds rate and an increase in FHLB stock dividend rate, offset by a $47.0 million decrease in the total other earning assets average balance.

·
Interest expense on time deposits increased $1.0 million primarily due to a 17 basis point increase in the average cost of funds, as maturing time deposits have repriced, or have been replaced at a higher rate in the current competitive market.  In addition to an increase in rate, the average balance of time deposits increased compared to the prior year, which reflects the Company's decision to raise funds through its retail delivery channels to pay off FHLB advances that matured during the first nine months of 2016.

·
Interest expense on money market and savings accounts increased $178,000 due to an increase in both rate and average balance.  Increases in both rate and volume reflect the Company's strategy to aggressively grow this segment of retail funds.

·
Interest expense on borrowings decreased $2.2 million due to the maturity of $220.0 million of fixed rate borrowings that were paid off during the current year with lower rate long term fixed borrowings and funds raised through our retail delivery channels.

·
A total of $220.0 million FHLB borrowings at a weighted average rate of 4.34% matured during the 2016 year. The Company borrowed $100.0 million of long-term FHLB borrowings replacing the maturities in 2016 at a weighted average rate of 0.78%.  In addition to the long-term borrowings, a total of $50.0 million in short-term FHLB were utilized throughout and at the three months ended September 30, 2016.

Provision for Loan Losses

Our provision for loan losses decreased $1.4 million, or 80.2%, to $340,000 during the nine months ended September 30, 2016, from $1.7 million during the nine months ended September 30, 2015 as asset quality metrics continued to improve.

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

Noninterest Income

	Nine months ended September 30,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$1,742	$1,213	$529	43.6%
Increase in cash surrender value of life insurance	1,446	1,195	251	21.0%
Mortgage banking income	91,146	77,324	13,822	17.9%
Gain on sale of available for sale securities	-	44	(44)	N/	M
Other	874	1,848	(974)	(52.7)%
Total noninterest income	$95,208	$81,624	$13,584	16.6%

N/M - Not meaningful

Total noninterest income increased $13.6 million, or 16.6%, to $95.2 million during the nine months ended September 30, 2016 compared to $81.6 million during the nine months ended September 30, 2015. The increase resulted primarily from an increase in mortgage banking income and service charges on loans and deposits offset by a decrease in other noninterest income.

·
The $13.8 million increase in mortgage banking income was the result of an increase in origination volumes and margins.  The volume increased $211.4 million, or 13.7%, to $1.76 billion during the nine months ended September 30, 2016 compared to $1.55 billion during the nine months ended September 30, 2015.

·	The increase in service charges on loans and deposits was related to an increase in loan prepayment fees.
·	The increase in cash surrender value of life insurance was due to the purchase of a $10.0 million policy in March 2016.
·	The Company sold one municipal security at a gain in the prior period compared to none in the current year.
·
The $974,000 decrease in other noninterest income was primarily due to a decrease in gain on mortgage servicing rights as there were no sales of mortgage servicing rights during the nine months ended September 30, 2016 compared to a $807,000 gain on sales of mortgage servicing rights during the nine months ended September 30, 2015.   There was a bulk sale of mortgage servicing rights which occurred during the nine months ended September 30, 2015 and no sales occurred during the nine months ended September 30, 2016.  In addition, certain loan products were sold and treated as again, which was treated as a sale and included in other noninterest income in the prior year has been treated as mortgage banking income in the current year. Also, other noninterest income decreased due to a decrease in the servicing fees earned on loans sold with mortgage servicing rights retained.

Noninterest Expenses

	Nine months ended September 30,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$70,968	$62,584	$8,384	13.4%
Occupancy, office furniture and equipment	7,074	7,004	70	1.0%
Advertising	1,974	2,120	(146)	(6.9)%
Data processing	1,897	1,797	100	5.6%
Communications	1,088	1,053	35	3.3%
Professional fees	1,486	1,771	(285)	(16.1)%
Real estate owned	344	1,875	(1,531)	(81.7)%
FDIC insurance premiums	500	851	(351)	(41.2)%
Other	9,663	9,106	557	6.1%
Total noninterest expenses	$94,994	$88,161	$6,833	7.8%

Total noninterest expenses increased $6.8 million, or 7.8%, to $95.0 million during the nine months ended September 30, 2016 compared to $88.2 million during the nine months ended September 30, 2015.

·
Compensation, payroll taxes and other employee benefit expense increased $8.4 million primarily due to an $8.1 million increase in compensation, payroll taxes and other benefits within our mortgage banking segment.  The increase in compensation within our mortgage banking segment correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

·
Compensation, payroll taxes and other employee benefit expense increased $322,000 within the community banking segment primarily due to salary increases due to adding two branches in the second half of 2015 and annual raises and health insurance costs, offset by reduction in stock compensation expense that immediately vested the grant of stock awards during 2015.

·
Occupancy, office furniture and equipment expense increased resulting from additional rent expense in the current year compared to prior year due to the addition of mortgage banking segment branches during 2016. Offsetting the rent increase, there was less depreciation expense at the mortgage banking segment in the nine months ended September 30, 2016 compared to the same period during the prior year.  Additionally, the community banking segment had lower expense year over year.

·	Advertising expense decreased as a result of mortgage banking segment branches advertising less with mortgage demand remaining high.
·	Data processing increased as the mortgage banking segment brought its hedging operations inhouse.
·	Professional fees expense decreased as a result of a decrease in legal fees at the mortgage banking segment.
·
Net real estate owned expense decreased $1.5 million, to $344,000 of expense during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Property management expense (other than gains/losses) decreased $965,000 to $468,000 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to a reduction in the number of properties under management during 2016. Net gains on sales of real estate owned decreased $556,000 to $539,000 for the nine months ended September 30, 2016  compared to $1.1 million for the nine months ended September 30, 2015. Real estate owned writedowns decreased $1.1 million to $461,000 for the nine months ended September 30, 2016 compared to $1.5 million for the nine months ended September 30, 2015.

·	FDIC insurance expense decreased during the nine month period ended September 30, 2016. This was driven by a decrease in the FDIC assessment rate.
·
Other noninterest expense increased primarily due to increased expense at both the community banking and mortgage banking segments.  The community banking increase was related to commissions paid relative to loans purchased from the mortgage banking segment.  The mortgage banking segment increase was associated with the increase of loan origination activity.

Income Taxes

Driven by an increase in pre-tax income, income tax expense increased $4.6 million, or 59.6%, to $12.2 million during the nine months ended September 30, 2016, compared to $7.7 million during the nine months ended September 30, 2015.  Income tax expense was recognized during the nine months ended September 30, 2016 at an effective rate of 39.0% compared to 36.2% for the nine months ended September 30, 2015.  The increase in the effective rate was due to an increase in pretax income, which minimizes the impact of tax deductions and tax-exempt income, and the write off of a deferred tax asset.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total Assets - Total assets increased by $32.3 million, or 1.8%, to $1.80 billion at September 30, 2016 from $1.76 billion at December 31, 2015. The increase in total assets primarily reflects an increase in loans and loans held for sale offset by a reduction in cash and cash equivalents. Funding needed for the loans receivable and loans held for sale was provided by a reduction of cash and cash equivalents.

Cash and Cash Equivalents – Cash and cash equivalents decreased $46.2 million, or 45.9%, to $54.3 million at September 30, 2016, compared to $100.5 million at December 31, 2015.  The decrease in cash and cash equivalents primarily reflects the increase in loans receivable and loans held for sale. In addition, cash was used to pay down borrowings and other liabilities, purchase bank owned life insurance, and repurchase shares since December 31, 2015.  Offsetting those uses, cash was raised through deposit growth and income from operations.

Securities Available for Sale – Securities available for sale decreased $24.3 million at September 30, 2016 compared to December 31, 2015. The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale - Loans held for sale increased at September 30, 2016 due to increased funding volumes in the third quarter of 2016 at our mortgage subsidiary compared to the fourth quarter of 2015.  The total fundings were $710.1 million for the third quarter of 2016 compared to $441.0 for the fourth quarter of 2015.

Loans Receivable - Loans receivable held for investment increased $36.8 million to $1.15 billion at September 30, 2016 from $1.11 billion at December 31, 2015.  The increase in total loans receivable was primarily attributable to increases in the one- to four-family, multi-family, construction and land, commercial real estate, and commercial loan categories.   Offsetting those increases, the home equity and consumer categories decreased.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Nine months ended September 30,		Year Ended
	2016	2015	December 31, 2015
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,281,450	$1,220,063	$1,220,063
Real estate loans originated for investment:
Residential
One- to four-family	57,080	32,286	41,835
Multi-family	93,724	76,695	117,657
Home equity	3,305	5,441	7,265
Construction and land	5,648	11,085	11,085
Commercial real estate	21,822	35,365	43,138
Total real estate loans originated for investment	181,579	160,872	220,980
Consumer loans originated for investment	-	688	688
Commercial business loans originated for investment	6,920	14,662	23,467
Total loans originated for investment	188,499	176,222	245,135

Principal repayments	(146,941)	(153,938)	(203,271)
Transfers to real estate owned	(3,442)	(11,719)	(15,580)
Loan principal charged-off	(1,354)	(4,914)	(6,340)
Net activity in loans held for investment	36,762	5,651	19,944

Loans originated for sale	1,756,454	1,545,098	1,986,147
Loans sold	(1,695,205)	(1,528,363)	(1,944,704)
Net activity in loans held for sale	61,249	16,735	41,443
Total gross loans receivable and held for sale at end of period	$1,379,461	$1,242,449	$1,281,450

Allowance for Loan Losses - The allowance for loan losses decreased at September 30, 2016 from December 31, 2015. The decrease resulted from the charge-off of specific reserves and improvement of key loan quality metrics decreasing the allowance related to the loans collectively reviewed. The overall decrease was primarily related to the one- to four-family and multi-family categories.  Offsetting those decreases, amounts for the commercial loan category increased as more commercial loans entered the watch risk rating.  The other remaining categories were relatively consistent with the amounts at December 31, 2015.

Cash surrender value of life insurance – Total cash surrender value of life insurance increased $11.6 million from December 31, 2015.  During the nine months ended September 30, 2016, the Company purchased a $10 million bank owned life insurance policy.  Continued earnings aided in increasing the policy values.

Federal Home Loan Bank stock – Total Federal Home Loan Bank stock decreased $6.9 million from December 31, 2015.  During the nine months ended September 30, 2016, $11.4 million of stock was sold as $220.0 million of Federal Home Loan Bank borrowings matured. A total of $4.5 million of stock was purchased when $100.0 million of new long-term borrowings were entered into with the Federal Home Loan Bank.

Real Estate Owned – Total real estate owned decreased $1.7 million from December 31, 2015.  During the nine months ended September 30, 2016, $3.4 million was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $4.8 million and writedowns were $416,000.

Deposits – Total deposits increased $62.3 million to $955.6 million at September 30, 2016 from December 31, 2015.  The increase was driven by an increase in more cost effective transaction accounts along with an increase in time deposits to help fund loan and loans held for sale growth and reduce our reliance on wholesale funding.

Borrowings – Total borrowings decreased $63.2 million to $378.0 million at September 30, 2016 from December 31, 2015. A total of $220.0 million of fixed rate borrowings matured and were paid off during the current year.  These were replaced with $100.0 million of new fixed rate long-term borrowings with the Federal Home Loan Bank and with funds raised through our retail delivery channels.  Short term borrowings increased a total of $56.8 million at September 30, 2016 from December 31, 2015 for both the community banking and mortgage banking segment to fund loans held for sale .

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $21.6 million.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $6.0 million at September 30, 2016 compared to December 31, 2015. A total decrease of $12.2 million related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.  Offsetting the decrease, the accrued expenses, accrued compensation, dividend payable, and hedging liability increased .

Shareholders' Equity – Shareholders' equity increased by $17.6 million to $409.6 million at September 30, 2016 from December 31, 2015.  The increase in shareholders' equity was primarily due to net income, additional paid in capital as stock options were exercised, along with accumulated other comprehensive income increasing as the fair value of the security portfolio increased. These increases were offset by the repurchase of stock and dividends declared.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2016	2015
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$8,444	$13,888
Multi-family	1,445	2,553
Home equity	305	437
Construction and land	-	239
Commercial real estate	429	460
Commercial	44	27
Consumer	-	-
Total non-accrual loans	10,667	17,604

Real estate owned
One- to four-family	2,735	4,610
Multi-family	315	209
Construction and land	5,291	5,262
Commercial real estate	300	300
Total real estate owned	8,641	10,381
Valuation allowance at end of period	(1,187)	(1,191)
Total real estate owned, net	7,454	9,190
Total nonperforming assets	$18,121	$26,794

Total non-accrual loans to total loans, net	0.93%	1.58%
Total non-accrual loans to total assets	0.59%	1.00%
Total nonperforming assets to total assets	1.01%	1.52%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Nine Months
	Ended September 30,
	2016	2015
	(In Thousands)

Balance at beginning of period	$17,604	38,011
Additions	1,990	8,710
Transfers to real estate owned	(3,442)	(11,719)
Charge-offs	(662)	(3,161)
Returned to accrual status	(3,661)	(5,242)
Principal paydowns and other	(1,162)	(4,748)
Balance at end of period	$10,667	21,851

Total non-accrual loans decreased by $6.9 million, or 39.4%, to $10.7 million as of September 30, 2016 compared to $17.6 million as of December 31, 2015.  The ratio of non-accrual loans to total loans receivable was 0.93% at September 30, 2016 compared to 1.58% at December 31, 2015.  During the nine months ended September 30, 2016, $3.4 million in non-accrual loans were transferred to real estate owned, $662,000 in loan principal was charged off, $3.7 million in loans were returned to accrual status and approximately $1.2 million in principal payments were received.  Offsetting this activity, $2.0 million in loans were placed on non-accrual status during the nine months ended September 30, 2016.

Of the $10.7 million in total non-accrual loans as of September 30, 2016, $10.0 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $2.1 million in cumulative partial charge-offs have been recorded over the life of these loans as of September 30, 2016.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $505,000 have been recorded as of September 30, 2016.  The remaining $658,000 of non-accrual loans were reviewed on an aggregate basis and $132,000 in general valuation allowance was deemed necessary related to those loans as of September 30, 2016.   The $132,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of September 30, 2016 totaled $2.7 million, which represents 25.3% of total non-accrual loans as of that date.  These five loans are carried net of cumulative life-to-date charge-offs of $17,000.  Aggregate specific valuation allowances with respect to these five loans total $130,000 as of September 30, 2016.

For the nine months ended September 30, 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $554,000.  We received $398,000 of interest payments on such loans during the nine months ended September 30, 2016.   Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more at September 30, 2016 or December 31, 2015.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of September 30, 2016
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$3,298	$2,448	5,746
Multi-family	2,522	1,445	3,967
Home equity	54	98	152
Construction and land	438	-	438
Commercial real estate	296	63	359
	$6,608	$4,054	10,662

	As of December 31, 2015
	Accruing	Non-accruing	Total

One- to four-family	$3,900	$5,739	9,639
Multi-family	2,546	2,317	4,863
Home equity	-	98	98
Construction and land	1,556	-	1,556
Commercial real estate	1,306	77	1,383
	$9,308	$8,231	17,539

All troubled debt restructurings are considered to be impaired, are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the financial statements. Specific reserves have been established to the extent that collateral-based impairment analyses indicate that a collateral shortfall exists.

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2016	2015
	(Dollars in Thousands)

Loans past due less than 90 days	$3,062	$2,599
Loans past due 90 days or more	5,694	8,932
Total loans past due	$8,756	$11,531

Total loans past due to total loans receivable	0.76%	1.03%

Past due loans decreased by $2.8 million, or 24.1%, to $8.8 million at September 30, 2016 from $11.5 million at December 31, 2015.  Loans past due 90 days or more decreased by $3.2 million, or 36.3%, during the nine months ended September 30, 2016.  Loans past due less than 90 days increased by $463,000, or 17.8%.  The $3.2 million decrease in loans past due 90 days or more was primarily due to $3.4 million in loans transferred to real estate owned along with charge-offs during the nine months ended September 30, 2016 offset by additional loans which were included in the less than 90 day group in the previous period.  The $463,000 increase in loans past due less than 90 days was primarily attributable to an increase in loans entering the 1-59 day past due category.

REAL ESTATE OWNED

Total real estate owned decreased by $1.7 million, or 18.9%, to $7.5 million at September 30, 2016, compared to $9.2 million at December 31, 2015.  During the nine months ended September 30, 2016, $3.4 million was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $4.8 million.  A total of $416,000 in write downs occurred during the nine months ended September 30, 2016. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

Virtually all habitable real estate owned (both residential and commercial properties) is managed with the intent of attracting a lessee to generate revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value, less costs to sell, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

ALLOWANCE FOR LOAN LOSSES

	At or for the Nine Months
	Ended September 30,
	2016	2015
	(Dollars in Thousands)

Balance at beginning of period	$16,185	$18,706
Provision for loan losses	340	1,720
Charge-offs:
Mortgage
One- to four-family	801	3,212
Multi-family	488	1,501
Home equity	62	72
Commercial real estate	-	45
Construction and land	3	84
Consumer	-	-
Commercial	-	-
Total charge-offs	1,354	4,914
Recoveries:
Mortgage
One- to four-family	246	436
Multi-family	134	789
Home equity	24	101
Commercial real estate	-	40
Construction and land	58	45
Consumer	-	5
Commercial	-	-
Total recoveries	462	1,416
Net charge-offs	892	3,498
Allowance at end of period	$15,633	$16,928

Ratios:
Allowance for loan losses to non-accrual loans at end of period	146.55%	77.47%
Allowance for loan losses to loans receivable at end of period	1.36%	1.54%
Net charge-offs to average loans outstanding (annualized)	0.11%	0.43%
Current period provision for loan losses to net charge-offs	38.12%	49.17%
Net charge-offs (annualized) to beginning of the period allowance	7.36%	25.00%

At September 30, 2016, the allowance for loan losses was $15.6 million compared to $16.2 million at December 31, 2015.  The decrease in allowance for loan losses reflects improvement in both the quality of the loan portfolio as well as stabilization in the overall local real estate market during the nine months ended September 30, 2016.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2015, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.

Net charge-offs totaled $892,000, or an annualized 0.11% of average loans for the nine months ended September 30, 2016, compared to $3.5 million, or an annualized 0.43% of average loans for the nine months ended September 30, 2015. Of the $892,000 in charge-offs during the nine months ended September 30, 2016, a majority of the activity related to loans secured by multi-family and single-family residential loans.

Our underwriting policies and procedures emphasize that credit decisions must rely on both the credit quality of the borrower and the estimated value of the underlying collateral.  Credit quality is assured only when the estimated value of the collateral is objectively determined and is not subject to significant fluctuation.

The allowance for loan losses has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. Any future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management's knowledge, all probable losses have been provided for in the allowance for loan losses.

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

During the nine months ended September 30, 2016 primary uses of cash and cash equivalents included: $1.76 billion funding loans held for sale, $220.0 million in the payment of long term debt, $41.1 million increase in loans receivable, purchase of $10.0 million in bank owned life insurance, $3.9 million for the repurchase of common stock, $5.2 million in purchases of mortgage related securities, $4.5 million in purchases of FHLB stock, $4.1 million in purchases of debt securities, and $4.8 million in dividends paid.

During the nine months ended September 30, 2016, primary sources of cash and cash equivalents included: $1.79 billion in proceeds from the sale of loans held for sale, $62.3 million increase in deposits, $100.0 million from long term borrowings, $56.8 million from short term borrowings, $29.7 million in principal repayments on mortgage related securities, $6.6 from maturities of debt securities, $19.1 million in net income, $11.4 from sales of FHLB stock, and $5.3 million from real estate owned sales.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2016 and 2015, respectively, $54.3 million and $130.4 million of our assets were invested in cash and cash equivalents.  At September 30, 2016, cash and cash equivalents are comprised of the following: $22.4 million in cash held at the Federal Reserve Bank and other depository institutions and $31.9 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At September 30, 2016, we had $50.0 million in short-term advances from the FHLBC with a contractual maturity date of October 27, 2016. At September 30, 2016, we had $230.0 million in long term advances from the FHLBC with contractual maturity dates in 2017, 2018, and 2021.  The advances with maturity dates in 2017 and 2018 are callable quarterly until maturity.  The 2021 advance maturities has quarterly call options beginning in June 2018 and September 2018.  As an additional source of funds, we also enter into repurchase agreements.  At September 30, 2016, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.

At September 30, 2016, we had outstanding commitments to originate loans receivable of 35.5 million.  In addition, at September 30, 2016, we had unfunded commitments under construction loans of $28.5 million, unfunded commitments under business lines of credit of $13.3 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.4 million  At September 30, 2016, certificates of deposit scheduled to mature in one year or less totaled $481.1 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrcitions. At September 30, 2016, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totalling $29.8 million.

Capital

Shareholders' equity increased by $17.6 million to $409.6 million at September 30, 2016 from December 31, 2015.  The increase in shareholders' equity was primarily due to net income, additional paid in capital as stock options were exercised, along with accumulated other comprehensive income increasing as the fair value of the security portfolio increased. These increases were offset by the repurchase of stock and dividends declared.

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

As of September 30, 2016, the Company repurchased 5,847,153 shares at an average price of $12.96 under previously approved stock repurchase plans. As of September 30, 2016, the Company is authorized to purchase up to 989,500 additional shares under the current approved stock repurchase program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At September 30, 2016, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines. See "Notes to Consolidated Financial Statements - Regulatory Capital."

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

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2016 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$110,872	$110,872	$-	$-	$-
Money market and savings deposits (4)	157,472	157,472	-	-	-
Time deposit (4)	687,304	481,068	200,902	5,334	-
Bank lines of credit (4)	13,983	13,983	-	-	-
Federal Home Loan Bank advances (1)	280,000	50,000	130,000	100,000	-
Repurchase agreements (2)(4)	84,000	69,000	15,000	-	-
Operating leases (3)	10,160	2,766	3,797	1,794	1,803
Salary continuation agreements	128	128	-	-	-
	$1,343,919	$885,289	$349,699	$107,128	$1,803

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

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2016.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$35,463	$35,463	$-	$-	$-
Unused portion of home equity lines of credit (2)	13,969	13,969	-	-	-
Unused portion of construction loans (3)	28,507	28,507	-	-	-
Unused portion of business lines of credit	13,345	13,345	-	-	-
Standby letters of credit	392	392	-	-	-
Total Other Commitments	$91,676	$91,676	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
400 basis point gradual rise in rates	5.36%
300 basis point gradual rise in rates	4.14%
200 basis point gradual rise in rates	2.79%
100 basis point gradual rise in rates	1.45%
Unchanged rate scenario	0.00%
100 basis point gradual decline in rates (1)	(1.42%)

____________
(1) Given the current low point in the interest rate cycle, rate decline scenarios in excess of 100 basis points are not meaningful.
WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 25% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario. In addition, projected changes in the economic value of equity are limited to a maximum decline of 30% for interest rate movements of up to 400 basis points when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At September 30, 2016, a 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 1.45% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 1.42%.  At September 30, 2016, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 1.54% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 1.12%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as disclosed below, the Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2016, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company's monthly common stock purchases during the third quarter of 2016:

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
July 1, 2016 - July 31, 2016	-	$-	-	989,500
August 1, 2016 - August 31, 2016	-	-	-	989,500
September 1, 2016 - September 30, 2016	-	-	-	989,500
Total	-	$-	-	989,500

(a)	On September 4, 2015, the Board of Directors terminated the existing plan and authorized the repurchase of 1,500,000 shares of common stock.
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
Date: October 31, 2016
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: October 31, 2016
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended September 30, 2016

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X