Form 10-K
period 2016-12-31
Waterstone Financial, Inc.
filed 2017-03-03
CIK 1569994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

F O R M   1 0 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Yes         ☐           No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on June 30, 2016 as reported by the NASDAQ Global Select Market® was approximately $447.1 million.

As of February 28, 2017, 29,446,462 shares of the Registrant's Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 16, 2017

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2016

PART 1

Item 1.   Business

Forward-Looking Statements

This Form 10-K may contain or incorporate by reference various forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions and verbs in the future tense. These forward-looking statements include, but are not limited to:

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

•	general economic conditions, either nationally or in our market area, that are different than expected;
•	competition among depository and other financial institutions;
•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses or prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities;
•	decreased demand for our products and services;
•	changes in tax policies or assessment policies;
•	the inability of third-party provider to perform their obligations to us;
•	changes in consumer spending, borrowing and savings habits;
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

Waterstone Financial, Inc.

Waterstone Financial, Inc., a Maryland corporation ("New Waterstone"), was organized in June 2013.  Upon completion of the mutual-to-stock conversion of Lamplighter Financial, MHC in January 2014, New Waterstone became the holding company of WaterStone Bank SSB and succeeded to all of the business and operations of Waterstone Financial, Inc., a Federal corporation ("Waterstone-Federal") and each of Waterstone-Federal and Lamplighter Financial, MHC ceased to exist.  In this report, we refer to WaterStone Bank, our wholly owned subsidiary, both before and after the reorganization, as "WaterStone Bank" or the "Bank."

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

Waterstone Financial, Inc. and its subsidiaries, including WaterStone Bank, are referred to herein as the "Company," "Waterstone Financial," or "we."

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

Waterstone Financial's executive offices are located at 11200 West Plank Court, Wauwatosa, Wisconsin 53226, and its telephone number at this address is (414) 761-1000.

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation, which had 77 offices in 22 states as of December 31, 2016.

WaterStone Bank conducts its community banking business from 11 banking offices located in Milwaukee, Washington and Waukesha Counties, Wisconsin, as well as a loan production office in Minneapolis, Minnesota. WaterStone Bank's principal lending activity is originating one- to four-family and multi-family residential real estate loans for retention in its portfolio. At December 31, 2016, such loans comprised 33.4% and 47.4%, respectively, of WaterStone Bank's loan portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, commercial real estate and commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances. Our deposit offerings include certificates of deposit, money market savings accounts, transaction deposit accounts, non-interest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds, municipal obligations, and other debt securities.

WaterStone Bank is subject to comprehensive regulation and examination by the Wisconsin Department of Financial Institutions (the "WDFI") and the Federal Deposit Insurance Corporation.

WaterStone Bank's executive offices are located at 11200 West Plank Court, Wauwatosa, Wisconsin 53226, and its telephone number is (414) 761-1000.  Its website address is www.wsbonline.com.

WaterStone Bank's mortgage banking operations are conducted through its wholly-owned subsidiary, Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originates single-family residential real estate loans for sale into the secondary market.  Waterstone Mortgage Corporation utilizes lines of credit provided by WaterStone Bank as a primary source of funds, and also utilizes a line of credit with another financial institution as needed.  On a consolidated basis, Waterstone Mortgage Corporation originated approximately $2.38 billion, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank, in mortgage loans held for sale during the year ended December 31, 2016.

Market Area

WaterStone Bank.  WaterStone Bank's market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  WaterStone Bank's primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have six branch offices in Milwaukee County, four branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2016 (the latest date for which information was publicly available), 49.2% of deposits in the State of Wisconsin were located in the seven-county metropolitan Milwaukee market and 43.3% of deposits in the State of Wisconsin were located in the three counties in which the Bank has a branch office.

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

Waterstone Mortgage Corporation.  As of December 31, 2016, Waterstone Mortgage Corporation had 15 offices in Wisconsin, 13 offices in Florida, nine offices in Pennsylvania, six offices in Minnesota, five offices in  Indiana, Ohio, and Texas, two offices in each of Arizona, California, Maryland, and Virginia, and one office in each of Colorado, Georgia, Idaho, Illinois, Iowa, Maine, Massachusetts, New Hampshire, Oregon, Tennessee, and Washington.

Competition

WaterStone Bank.  WaterStone Bank faces competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha-West Allis metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. The Federal Deposit Insurance Corporation has determined that our market area is a "high-rate" area with regard to deposit pricing as compared to the rest of the United States. As of June 30, 2016, based on the Federal Deposit Insurance Corporation's annual Summary of Deposits Report, we had the eighth largest market share in our metropolitan statistical area out of 51 financial institutions in our metropolitan statistical area, representing 1.5% of all deposits.

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

 Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain the loans that we originate, which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $392.8 million, or 33.4%, of our total loan portfolio at December 31, 2016.  Multi-family residential mortgage loans represented $558.6 million, or 47.4%, of our total loan portfolio at December 31, 2016.  We also offer construction and land loans, commercial real estate loans, home equity lines of credit and commercial loans.  At December 31, 2016, commercial real estate loans, commercial business loans, home equity loans, and land and construction loans totaled $159.4 million, $26.8 million, $21.8 million and $18.2 million, respectively.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$392,817	33.35%	$381,992	34.26%	$411,979	37.62%	$413,614	37.85%	$460,821	40.65%
Multi-family	558,592	47.42%	547,250	49.08%	522,281	47.70%	521,597	47.75%	514,363	45.37%
Home equity	21,778	1.85%	24,326	2.18%	29,207	2.67%	35,432	3.24%	36,494	3.22%
Construction and land	18,179	1.54%	19,148	1.72%	17,081	1.56%	31,905	2.92%	33,818	2.98%
Commercial real estate	159,401	13.53%	118,820	10.66%	94,771	8.65%	71,698	6.56%	65,495	5.78%
Commercial loans	26,798	2.28%	23,037	2.07%	19,471	1.78%	18,296	1.67%	22,549	1.99%
Consumer	319	0.03%	361	0.03%	200	0.02%	134	0.01%	132	0.01%

Total loans	1,177,884	100.00%	1,114,934	100.00%	1,094,990	100.00%	1,092,676	100.00%	1,133,672	100.00%

Allowance for loan losses	(16,029)		(16,185)		(18,706)		(24,264)		(31,043)

Loans, net	$1,161,855		$1,098,749		$1,076,284		$1,068,412		$1,102,629

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2016. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Multi-family		Home Equity		Construction and Land
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2017	$17,193	4.77%	$28,856	3.98%	$2,722	4.83%	$1,600	3.57%
2018	6,611	4.48%	37,410	4.25%	2,509	5.30%	909	4.48%
2019	5,545	4.90%	46,663	4.36%	1,826	4.59%	1,002	4.46%
2020	2,731	4.71%	64,352	4.29%	3,547	4.78%	6,504	3.26%
2021	8,477	4.96%	88,961	4.20%	3,233	4.88%	2,612	3.88%
2022 and thereafter	352,260	4.50%	292,350	4.18%	7,941	4.54%	5,552	4.34%
Total	$392,817	4.53%	$558,592	4.20%	$21,778	4.76%	$18,179	3.83%

	Commercial Real Estate		Commercial		Consumer		Total
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2017	$7,363	4.90%	$13,593	4.02%	$154	6.71%	$71,481	4.30%
2018	12,361	4.16%	5,261	3.87%	20	3.97%	65,081	4.27%
2019	23,763	4.49%	1,708	4.24%	14	5.00%	80,521	4.44%
2020	17,046	4.23%	3,539	4.48%	-	0.00%	97,719	4.25%
2021	21,725	4.21%	2,171	4.42%	131	4.54%	127,310	4.26%
2022 and thereafter	77,143	4.17%	526	4.74%	-	0.00%	735,772	4.33%
Total	$159,401	4.26%	$26,798	4.11%	$319	5.57%	$1,177,884	4.32%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans
Real estate loans:
One- to four-family	$16,434	$359,190	$375,624
Multi-family	181,725	348,011	529,736
Home equity	4,888	14,168	19,056
Construction and land	12,857	3,722	16,579
Commercial	77,973	74,065	152,038
Commercial	9,084	4,121	13,205
Consumer	165	-	165
Total loans	$303,126	$803,277	$1,106,403

One- to Four-Family Residential Mortgage Loans.  One- to four-family residential mortgage loans totaled $392.8 million, or 33.4% of total loans at December 31, 2016.  One- to four-family residential mortgage loans originated for investment during the year ended December 31, 2016 totaled $78.0 million, or 30.7% of all loans originated for investment. Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our adjustable-rate mortgage loans generally provide for maximum annual rate adjustments of 200 basis points, with a lifetime maximum adjustment of 600 basis points.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years, and are indexed to the 12-month LIBOR rate.  Single family adjustable rate mortgages are originated at both our community banking segment and our mortgage banking segment.   We do not and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.  Further, prior to 2007, we did not offer indexed, adjustable-rate loans other than home equity lines of credit, and we have never offered "teaser rate" first mortgage products.

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

All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner's insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average one- to four-family first mortgage loan balance was $178,000 on December 31, 2016, and the largest outstanding balance on that date was $4.6 million, which is a consolidation loan that is collateralized by 29 properties.  A total of 80.4% of our one- to four-family loans are collateralized by properties in the state of Wisconsin.

Multi-family Real Estate Loans.  Multi-family loans totaled $558.6 million, or 47.4% of total loans at December 31, 2016. Multi-family loans originated for investment during the year ended December 31, 2016 totaled $118.1 million, or 46.5% of all loans originated for investment. These loans are generally secured by properties located in our primary market area. Our multi-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit. Multi-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a multi-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A multi-family borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to all guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding multi-family mortgage loan balance was $869,000 on December 31, 2016, with the largest outstanding balance at $13.9 million.  At December 31, 2016, our largest exposure to one multi-family borrower or to a related group of borrowers was $36.2 million.

Loans secured by multi-family real estate generally involve larger principal amounts than owner-occupied, one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2016, outstanding home equity loans and equity lines of credit totaled $21.8 million, or 1.9% of total loans outstanding.  At December 31, 2016, the unadvanced portion of home equity lines of credit totaled $14.4 million.  Home equity loans and lines originated for investment during the year ended December 31, 2016 totaled $5.0 million, or 2.0% of all loans originated for investment.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to 10 years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was $41,000 at December 31, 2016, with the largest outstanding balance at that date of $573,000.

Construction and Land Loans.  We originate construction loans for the acquisition of land and the construction of single-family residences, multi-family residences, and commercial real estate buildings.  At December 31, 2016, construction and land loans totaled $18.2 million, or 1.5% of total loans.  Construction and land loans originated for investment during the year ended December 31, 2016 totaled $5.9 million, or 2.3% of all loans originated for investment.  At December 31, 2016, the unadvanced portion of these construction loans totaled $21.1 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months or more. At the end of the construction phase, the construction loan converts to a longer-term mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the loan balance exceeds 80% of the lesser of the appraised value or acquisition cost of the secured property. The average outstanding construction loan balance totaled $1.6 million on December 31, 2016, with the largest outstanding balance at $5.2 million.  The average outstanding land loan balance was $170,000 on December 31, 2016, and the largest outstanding balance on that date was $942,000.

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

Commercial Real Estate Loans.  Commercial real estate loans totaled $159.4 million at December 31, 2016, or 13.5% of total loans, and are made up of loans secured by office and retail buildings, industrial buildings, churches, restaurants, other retail properties and mixed use properties. Commercial real estate loans originated for investment during the year ended December 31, 2016 totaled $35.4 million, or 13.9% of all loans originated for investment. These loans are generally secured by property located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial real estate borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2016 was $766,000, and the largest outstanding balance at that date was $8.6 million.

Commercial Loans.  Commercial loans totaled $26.8 million at December 31, 2016, or 2.3% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate. Commercial loans originated for investment during the year ended December 31, 2016 totaled $11.7 million, or 4.6% of all loans originated.

Our commercial loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain working capital ratios must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2016, the unadvanced portion of working capital lines of credit totaled $15.1 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.

A commercial business borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower. The average outstanding commercial loan at December 31, 2016 was $209,000 and the largest outstanding balance on that date was $5.0 million.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge-offs and sales during the years indicated.

	As of or for the Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Total gross loans receivable and held for sale at beginning of year	$1,281,450	$1,220,063	$1,189,697
Real estate loans originated for investment:
Residential
One- to four-family	78,045	41,835	48,325
Multi-family	118,072	117,657	88,958
Home equity	5,037	7,265	4,177
Construction and land	5,878	11,085	8,806
Commercial real estate	35,443	43,138	29,294
Total real estate loans originated for investment	242,475	220,980	179,560
Consumer loans originated for investment	-	688	10
Commercial loans originated for investment	11,692	23,467	7,863
Total loans originated for investment	254,167	245,135	187,433

Principal repayments	(185,020)	(203,271)	(159,619)
Transfers to real estate owned	(4,590)	(15,580)	(16,645)
Loan principal charged-off	(1,607)	(6,340)	(8,855)
Net activity in loans held for investment	62,950	19,944	2,314

Loans originated for sale	2,378,926	1,986,147	1,661,376
Loans sold	(2,320,194)	(1,944,704)	(1,633,324)
Net activity in loans held for sale	58,732	41,443	28,052
Total gross loans receivable and held for sale at end of year	$1,403,132	$1,281,450	$1,220,063

Origination and Servicing of Loans.  All loans originated for investment are underwritten pursuant to internally developed policies and procedures.  While we generally underwrite owner-occupied residential mortgage loans to Freddie Mac and Fannie Mae standards, due to several unique characteristics, our loans originated prior to 2008 do not conform to the secondary market standards.  The unique features of these loans include interest payments in advance of the month in which they are earned and discretionary rate adjustments that are not tied to an independent index.

Exclusive of our mortgage banking operations, we retain in our portfolio all of the loans that we originate. At December 31, 2016, WaterStone Bank was not servicing any loan it originated and subsequently sold to unrelated third parties. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

All loans are reviewed on a regular basis, and loans are placed on non-accrual status when they become 90 or more days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received when collection of the remaining principal balance is reasonably assured.

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

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$7,623	$13,888	$23,918	$30,207	$46,467
Multi-family	1,427	2,553	12,001	13,498	23,205
Home equity	344	437	445	1,585	1,578
Construction and land	-	239	401	4,195	2,215
Commercial real estate	422	460	947	938	668
Commercial	41	27	299	521	511
Consumer	-	-	-	17	24
Total non-accrual loans	9,857	17,604	38,011	50,961	74,668

Real estate owned
One- to four-family	2,141	4,610	10,896	12,980	17,353
Multi-family	-	209	2,210	3,040	9,890
Construction and land	5,082	5,262	5,400	6,258	7,029
Commercial real estate	300	300	300	385	1,702
Total real estate owned	7,523	10,381	18,806	22,663	35,974
Valuation allowance at end of period	(1,405)	(1,191)	(100)	-	-
Total real estate owned, net	6,118	9,190	18,706	22,663	35,974

Total non-performing assets	$15,975	$26,794	$56,817	$73,624	$110,642

Total non-accrual loans to total loans, net	0.84%	1.58%	3.47%	4.66%	6.59%
Total non-accrual loans to total assets	0.55%	1.00%	2.13%	2.62%	4.50%
Total non-performing assets to total assets	0.89%	1.52%	3.18%	3.78%	6.66%

All loans that meet or exceed 90 days with respect to past due principal and interest are recognized as non-accrual. Troubled debt restructurings which are still on non-accrual either due to being past due 90 days or greater, or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above. In addition, loans which are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower fiscal review. When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered. This process generally takes place between contractual past due dates 60 and 90 days. Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral. When a loan is determined to be uncollectible, generally coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

The following table sets forth activity in our non-accrual loans for the years indicated.

	At and for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)

Balance at beginning of year	$17,604	$38,011	$50,961	$74,668	$78,218
Additions	3,114	10,165	21,585	33,488	44,617
Transfers to real estate owned	(4,590)	(15,580)	(16,645)	(13,552)	(22,282)
Charge-offs	(667)	(3,809)	(7,099)	(11,792)	(8,379)
Returned to accrual status	(4,183)	(5,824)	(4,470)	(26,005)	(8,194)
Principal paydowns and other	(1,421)	(5,359)	(6,321)	(5,846)	(9,312)
Balance at end of year	$9,857	$17,604	$38,011	$50,961	$74,668

Total non-accrual loans decreased by $7.7 million, or 44.0%, to $9.9 million as of December 31, 2016 compared to $17.6 million as of December 31, 2015.  The ratio of non-accrual loans to total loans receivable was 0.84% at December 31, 2016 compared to 1.58% at December 31, 2015.  During the year ended December 31, 2016,  $4.6 million were transferred to real estate owned, $667,000 in loan principal was charged off, $1.4 million in principal payments were received and $4.2 million in loans were returned to accrual status. Offsetting this activity, $3.1 million in loans were placed on non-accrual status during the year ended December 31, 2016.

Of the $9.9 million in total non-accrual loans as of December 31, 2016, $9.4 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $2.1 million in partial charge-offs have been recorded with respect to these loans as of December 31, 2016. Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $510,000 have been recorded as of December 31, 2016.  The remaining $498,000 of non-accrual loans were reviewed on an aggregate basis and $100,000 in general valuation allowance was deemed necessary related to those loans as of December 31, 2016.   The $100,000 in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of December 31, 2016 totaled $2.1 million, which represents 21.1% of total non-accrual loans as of that date.  These five loans are carried net of cumulative life-to-date charge-offs of $15,000.  Aggregate specific valuation allowances with respect to these five loans total $106,000 as of December 31, 2016.

For the year ended December 31, 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $701,000.  We received $531,000 of interest payments on such loans during the year ended December 31, 2016. Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more during the years ended December 31, 2016, 2015 or 2014.

Troubled Debt Restructurings.  The following table summarizes troubled debt restructurings by the Company's internal risk rating.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$7,025	$14,436	$22,629	$25,258	$48,449
Watch	3,112	3,103	3,488	4,329	11,172
Total troubled debt restructurings	$10,137	$17,539	$26,117	$29,587	$59,621

Troubled debt restructurings totaled $10.1 million at December 31, 2016, compared to $17.5 million at December 31, 2015. At December 31, 2016, $9.4 million of troubled debt restructurings, or 92.5%, were performing in accordance with their restructured terms. All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the consolidated financial statements. Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

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

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	At December 31,
	2016		2015
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)

One- to four-family	$3,296	$2,399	$3,900	$5,739
Multi-family	2,514	1,427	2,546	2,317
Home equity	49	97	-	98
Construction and land	-	-	1,556	-
Commercial real estate	295	60	1,306	77
	$6,154	$3,983	$9,308	$8,231

The following table sets forth activity in our troubled debt restructurings for the years indicated.

	At or for the Year Ended December 31,
	2016		2015
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)
Balance at beginning of year	$9,308	$8,231	$10,819	$15,298
Additions	49	-	-	1,005
Change in accrual status	-	-	-	-
Charge-offs	-	(207)	-	(358)
Returned to contractual/market terms	(2,567)	(2,780)	(1,044)	(3,965)
Transferred to real estate owned	-	(839)	-	(3,039)
Principal paydowns and other	(636)	(422)	(467)	(710)
Balance at end of period	$6,154	$3,983	$9,308	$8,231

For the year ended December 31, 2016, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their contractual terms was $592,000.  We received $513,000 of interest payments on such loans during the year ended December 31, 2016. Interest payments received on non-accrual troubled debt restructurings are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

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

Loan Delinquency.  The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2016	2015
	(Dollars in Thousands)

Loans past due less than 90 days	$2,910	$2,599
Loans past due 90 days or more	5,289	8,932
Total loans past due	$8,199	$11,531

Total loans past due to total loans receivable	0.70%	1.03%

Past due loans decreased by $3.3 million, or 28.9%, to $8.2 million at December 31, 2016 from $11.5 million at December 31, 2015.  Loans past due 90 days or more decreased by $3.6 million, or 40.8%, during the year ended December 31, 2016 while loans past due less than 90 days increased by $311,000, or 12.0%.  The $3.6 million decrease in loans past due 90 days or more was primarily due to a decrease in the one- to four-family real estate loans of $1.9 million and multi-family real estate loans of $1.5 million during the year ended December 31, 2016.

Potential Problem Loans.  We define potential problem loans as substandard loans which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2016 and 2015 were approximately $5.6 million and $8.4 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under generally accepted accounting principles.

Real Estate Owned.

Total real estate owned decreased by $3.1 million, or 33.4%, to $6.1 million at December 31, 2016, compared to $9.2 million at December 31, 2015.  During the year ended December 31, 2016, $4.6 million was transferred from loans to real estate owned upon completion of foreclosure. During the same period, sales of real estate owned totaled $7.0 million. Write-downs totaled $656,000 during the year ended December 31, 2016.

 New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

· Applying an updated adjustment factor to an existing appraisal;

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

We owned 30 properties at December 31, 2016, compared to 69 properties as of December 31, 2015 and 142 properties at December 31, 2014.  Habitable real estate owned is managed with the intent of attracting a lessee to generate revenue. Foreclosed properties are transferred to real estate owned at estimated net realizable value, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

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

Any loan that is 90 or more days past due is placed on non-accrual and classified as a non-performing loan. A loan is classified as impaired when it is probable that we will be unable to collect all amounts due in accordance with the terms of the loan agreement. Non-performing loans are then evaluated and accounted for in accordance with generally accepted accounting principles.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Year
	Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)

Balance at beginning of year	$16,185	$18,706	$24,264	$31,043	$32,430
Provision for loan losses	380	1,965	1,150	4,532	8,300
Charge-offs:
Mortgage loans
One- to four-family	1,003	3,855	2,424	8,706	6,472
Multi-family	489	2,281	5,247	1,640	1,108
Home equity	112	72	191	630	485
Construction and land	3	84	496	1,480	1,668
Commercial real estate	-	45	199	160	1,182
Consumer	-	3	5	-	4
Commercial	-	-	293	8	59
Total charge-offs	1,607	6,340	8,855	12,624	10,978
Recoveries:
Mortgage loans
One- to four-family	811	649	1,833	957	667
Multi-family	152	992	189	258	56
Home equity	36	110	14	35	25
Construction and land	72	58	75	51	250
Commercial real estate	-	40	27	-	-
Consumer	-	5	6	6	-
Commercial	-	-	3	6	293
Total recoveries	1,071	1,854	2,147	1,313	1,291

Net charge-offs	536	4,486	6,708	11,311	9,687
Allowance at end of year	$16,029	$16,185	$18,706	$24,264	$31,043

Ratios:
Allowance for loan losses to non-performing loans at end of year	162.62%	91.94%	49.21%	47.61%	41.58%
Allowance for loan losses to loans outstanding at end of year	1.36%	1.45%	1.71%	2.22%	2.74%
Net charge-offs to average loans outstanding	0.05%	0.37%	0.55%	0.94%	0.76%
Current year provision for loan losses to net charge-offs	70.90%	43.80%	17.14%	40.07%	85.68%
Net charge-offs to beginning of the year allowance	3.31%	23.98%	27.65%	36.44%	29.87%

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

	At December 31,
	2016			2015			2014
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real Estate:
Residential
One- to four-family	$7,164	33.35%	44.69%	$7,763	34.26%	47.96%	$9,877	37.62%	52.80%
Multi-family	4,809	47.42%	30.00%	5,000	49.08%	30.89%	5,358	47.70%	28.64%
Home equity	364	1.85%	2.27%	433	2.18%	2.68%	422	2.67%	2.26%
Construction and land	1,016	1.54%	6.34%	904	1.72%	5.59%	687	1.56%	3.67%
Commercial real estate	1,951	13.53%	12.17%	1,680	10.66%	10.38%	1,951	8.65%	10.43%
Commercial	713	2.28%	4.45%	396	2.07%	2.45%	403	1.78%	2.15%
Consumer	12	0.03%	0.07%	9	0.03%	0.06%	8	0.02%	0.04%
Total allowance for loan losses	$16,029	100.00%	100.00%	$16,185	100.00%	100.00%	$18,706	100.00%	100.00%

	At December 31,
	2013			2012
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential
One- to four-family	$11,549	37.85%	47.59%	$17,819	40.65%	57.40%
Multi-family	7,211	47.75%	29.72%	7,734	45.37%	24.90%
Home equity	1,807	3.24%	7.45%	2,097	3.22%	6.76%
Construction and land	1,613	2.92%	6.65%	1,323	2.98%	4.26%
Commercial real estate	1,402	6.56%	5.78%	1,259	5.78%	4.06%
Commercial	648	1.67%	2.67%	781	1.99%	2.52%
Consumer	34	0.01%	0.14%	30	0.01%	0.10%
Total allowance for loan losses	$24,264	100.00%	100.00%	$31,043	100.00%	100.00%

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

At December 31, 2016, the allowance for loan losses was $16.0 million, compared to $16.2 million at December 31, 2015.  As of December 31, 2016, the allowance for loan losses to total loans receivable was 1.36% and  162.62% of non-performing loans, compared to 1.45%, and 91.94%, respectively at December 31, 2015.  The decrease in the allowance for loan losses during the year ended December 31, 2016 reflects a continued stabilization in both the quality of the loan portfolio as well as the overall local real estate market.  During each period we experienced a stabilization or improvement in a number of key loan-related loan quality metrics, including impaired loans, substandard loans, charge-offs, loans contractually past due and non-accrual loans.

Net charge-offs totaled $536,000, or 0.05% of average loans for the year ended December 31, 2016, compared to $4.5 million, or a 0.37% of average loans for the year ended December 31, 2015.  The $4.0 million decrease in net charge-offs was primarily the result of a decrease in charge-offs in all categories except a slight increase in home equity and consumer loans.  Net charge-offs related to loans secured by one- to four-family residential loans decreased $3.0 million, or 94.0%, to $192,000 for year ended December 31, 2016, as compared to $3.2 million for the year ended December 31, 2015.  Net charge-offs related to loans secured by multi-family residential loans decreased $952,000, or 73.9%, to $337,000 for year ended December 31, 2016, as compared to $1.3 million for the year ended December 31, 2015. Partially offsetting the decreases, net charge-offs related to loans secured by home equity loans increased $114,000, or 300.0%, to $76,000 for year ended December 31, 2016, as compared to a recovery of $38,000 for the year ended December 31, 2015.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate single-family residential mortgage loans for sale in the secondary market through Waterstone Mortgage Corporation.  We originated $2.38 billion in mortgage loans held for sale during the year ended December 31, 2016, which was an increase of $392.8 million, or 19.8%, from the $1.99 billion originated during the year ended December 31, 2015.  The loans sold volume increased during the year ended December 31, 2016 such that total mortgage banking income increased $21.8 million, or 21.9%, to $121.1 million during the year ended December 31, 2016 compared to $99.3 million during the year ended December 31, 2015.  The increase in loan production volume was driven by a 20.1% increase in mortgage purchase products and a 27.4% increase in refinance products.  In addition, margins increased for the year ended December 31, 2016 compared to December 31, 2015. We sell loans on both a servicing-released and a servicing retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 82.9% of total originations during the year ended December 31, 2016, compared to 83.7% of total originations during the year ended December 31, 2015.  The mix of loan type trended slightly towards more conventional loans and less governmental loans comprising 65.1% and 34.9% of all loan originations, respectively, during the year ended December 31, 2016, compared 66.4% and 33.6% of all loan originations, respectively, during the year ended December 31, 2015.

Investment Activities

Wauwatosa Investments, Inc. is WaterStone Bank's investment subsidiary headquartered in the State of Nevada.  Wauwatosa Investments, Inc. manages the back office function for WaterStone Bank's investment portfolio. Our Chief Financial Officer and Treasury Officer are responsible for executing purchases and sales in accordance with our investment policy and monitoring the investment activities of Wauwatosa Investments, Inc. The investment policy is reviewed annually by management and changes to the policy are recommended to and subject to the approval of our board of directors. Authority to make investments under the approved investment policy guidelines is delegated by the board to designated employees. While general investment strategies are developed and authorized by management, the execution of specific actions rests with the Chief Financial Officer and Treasury Officer who may act jointly in performing security trades. The Chief Financial Officer and Treasury Officer are responsible for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment. The Chief Financial Officer and the Treasury Officer are authorized to execute investment transactions (purchases and sales) without the prior approval of the board provided they are within the scope of the established investment policy.

Our investment policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions are based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.

 Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the year ended December 31, 2016, no investment securities were sold.  During the year ended December 31, 2015, one municipal security was sold with a total book value  of $991,000 was sold at a gain of $44,000.  During the year ended December 31, 2014, no investment securities were sold.

Available for Sale Portfolio

Government Sponsored Enterprise Bonds.  At December 31, 2016, our Government sponsored enterprise bond portfolio totaled $2.5 million, all of which were issued by Federal National Mortgage Association ("Fannie Mae") and were classified as available for sale.  The weighted average yield on these securities was 1.18% and the weighted average remaining average life was 1.3 years at December 31, 2016.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored enterprise bond portfolio at December 31, 2016 was $3,000 more than the amortized cost of $2.5 million.

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

Mortgage-backed securities and collateralized mortgage obligations are created by the pooling of mortgages and the issuance of a security.  These securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage related securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as WaterStone Bank, and in the case of government agency sponsored issues, guarantee the payment of principal and interest to investors.  Mortgage-backed securities and collateralized mortgage obligations generally yield less than the loans that underlie such securities because of the cost of payment guarantees, if any, and credit enhancements.  These fixed-rate securities are usually more liquid than individual mortgage loans.

At December 31, 2016, mortgage-backed securities totaled $73.4 million. The mortgage-backed securities portfolio had a weighted average yield of 2.39% and a weighted average remaining life of 3.6 years at December 31, 2016. The estimated fair value of our mortgage-backed securities portfolio at December 31, 2016 was $555,000 more than the amortized cost of $72.9 million. Mortgage-backed securities valued at $67.8 million are pledged as collateral for borrowings at December 31, 2016.  A $1.7 million  mortgage-backed security is pledged as collateral for mortgage banking activity at December 31, 2016. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest. The relatively short weighted average remaining life of our mortgage-backed security portfolio mitigates our potential risk of loss in a rising interest rate environment.

At December 31, 2016, collateralized mortgage obligations totaled $62.0 million. At December 31, 2016, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.  The collateralized mortgage obligations portfolio had a weighted average yield of 2.11% and a weighted average remaining life of 3.5 years at December 31, 2016. The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2016 was $295,000 less than the amortized cost of $62.3 million. Collateralized mortgage obligations valued at $16.6 million are pledged as collateral for borrowings at December 31, 2016. A $646,000 collateralized mortgage obligation security is pledged as collateral for mortgage banking activity at December 31, 2016.  Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest. The relatively short weighted average remaining life of our collateralized mortgage obligation portfolio mitigates our potential risk of loss in a rising interest rate environment.

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our investment policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  At December 31, 2016, our municipal obligations portfolio totaled $70.7 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 3.55% at December 31, 2016, with a weighted average remaining life of 6.6 years.  The estimated market value of our municipal obligations bond portfolio at December 31, 2016 was $385,000 more than the amortized cost of $70.3 million.  During the year ended December 31, 2012, the Company identified two municipal securities that were deemed to be other-than-temporarily impaired.  Both securities were issued by a tax incremental district in a municipality located in Wisconsin.   During the year ended December 31, 2012, the Company's analysis of two securities in this municipality resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to these two securities as a sale occurred at a discounted price. During the year ended December 31, 2016, one of these municipal issuer bonds matured.  The Company received the full principal and interest on the bond and recovered $23,000 of previously recorded other-than-temporary impairment. As of December 31, 2016, the remaining impaired bond had an amortized cost of $116,000 and a total life-to-date impairment of $94,000.

Other Debt Securities.  As of December 31, 2016, we held other debt securities with a fair value of $17.0 million and amortized cost of $17.4 million.  Other debt securities include a trust preferred security issued by a financial institution and corporate bonds. The weighted average yield on this portfolio is 4.45% at December 31, 2016, with a weighted average remaining life of 15.6 years.

Certificates of Deposit.  At December 31, 2016, we held certificates of deposit with a fair value and amortized cost of $1.2 million.  The weighted average yield on these securities was 1.47% and the weighted average remaining average life was 1.4 years at December 31, 2016.  While these certificates generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.

Investment Securities Portfolio.

The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Securities available for sale:

Mortgage-backed securities	$72,858	$73,413	$95,911	$96,667	$115,670	$117,128
Collateralized mortgage obligations
Government sponsored enterprise issued	62,297	62,002	70,605	70,428	58,821	59,071
Government sponsored enterprise bonds	2,500	2,503	3,750	3,746	6,750	6,711
Municipal obligations	70,311	70,696	77,509	79,159	76,037	77,108
Other debt securities	17,399	16,950	17,401	16,963	7,404	7,528
Certificates of deposit	1,225	1,231	2,695	2,695	5,880	5,897
Total securities available for sale	$226,590	$226,795	$267,871	$269,658	$270,562	$273,443

The following table sets forth the amortized cost and estimated fair value of securities, by issuer, as of December 31, 2016, that exceeded 10% of our stockholders' equity as of that date.

	At December 31, 2016
	Amortized Cost	Fair Value
	(In Thousands)

Fannie Mae	$89,866	$90,010
Freddie Mac	$43,041	$43,143

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2016 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Securities available for sale:
Mortgage-backed securities	$370	4.91%	$65,925	2.32%	$2,330	2.72%	$4,233	3.16%	$72,858	2.39%
Collateralized mortgage obligations
Government sponsored enterprise issued	299	3.26%	59,462	2.12%	2,536	1.76%	-	-	62,297	2.11%
Government sponsored enterprise bonds	-	-	2,500	1.18%	-	-	-	-	2,500	1.18%
Municipal obligations	8,492	2.22%	12,457	2.79%	41,332	3.80%	8,030	4.84%	70,311	3.55%
Other debt securities	-	-	5,007	2.70%	-	-	12,392	5.16%	17,399	4.45%
Certificates of deposit	245	1.45%	980	1.84%	-	-	-	-	1,225	1.47%
Total securities available for sale	$9,406	2.34%	$146,331	2.27%	$46,198	3.64%	$24,655	4.71%	$226,590	2.81%

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

Deposits.  A majority of our depositors are persons who work or reside in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. As of December 31, 2016, certificates of deposit comprised 70.2% of total customer deposits, and had a weighted average cost of 1.03% on that date. Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Development of our branch network and expansion of our commercial products and services and aggressively seeking lower cost savings, checking and money market accounts are expected to result in decreased reliance on higher-cost certificates of deposit.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2016 and December 31, 2015, $666.6 million and $650.1 million of our deposit accounts were certificates of deposit, of which $469.3 million and $508.4 million, respectively, had maturities of one year or less.

Deposits increased by $56.1 million, or 6.3%, from December 31, 2015 to December 31, 2016. The increase in deposits was the result of a $39.5 million, or 16.2%, increase in total transaction accounts and a $16.5 million, or 2.5%, increase in time deposits.  The Company had no deposits obtained from brokers as of December 31, 2016 and December 31, 2015.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2016			2015			2014
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$78,393	8.26%	0.00%	$69,170	7.74%	0.00%	$63,885	7.39%	0.00%
NOW accounts	41,978	4.42%	0.05%	33,503	3.75%	0.06%	28,277	3.27%	0.06%
Savings	62,514	6.58%	0.04%	59,256	6.63%	0.04%	58,783	6.80%	0.04%
Money market	99,942	10.53%	0.41%	81,375	9.11%	0.41%	60,380	6.99%	0.14%
Total transaction accounts	282,827	29.79%	0.16%	243,304	27.23%	0.15%	211,325	24.45%	0.06%

Certificates of deposit	666,584	70.21%	1.03%	650,057	72.77%	0.97%	652,635	75.55%	0.83%
Total deposits	$949,411	100.00%	0.77%	$893,361	100.00%	0.75%	$863,960	100.00%	0.64%

	At December 31,
	2013				2012
				Weighted			Weighted
				Average			Average
	Balance	Percent		Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$45,850	3.68%		0.00%	$39,767	4.23%	0.00%
NOW accounts	47,425	3.81%		0.03%	44,373	4.72%	0.03%
Savings	451,476	36.27%	(1)	0.01%	54,837	5.84%	0.10%
Money market	62,240	5.00%		0.11%	63,616	6.77%	0.15%
Total transaction accounts	606,991	48.76%	(1)	0.02%	202,593	21.56%	0.08%

Certificates of deposit	637,750	51.24%		0.69%	736,920	78.44%	0.83%
Total deposits	$1,244,741	100.00%	(1)	0.36%	$939,513	100.00%	0.67%

(1)  As of December 31, 2013, savings accounts included $388.7 million in deposits from our second-step offering.  These deposits had a stated rate of 0.01%.  Exclusive of these deposits the weighted average rate of the remaining savings accounts, total transaction accounts and total deposits was 0.04%, 0.05% and 0.53%, respectively.

At December 31, 2016, the aggregate balance of certificates of deposit of $100,000 or more was approximately $237.2 million. The following table sets forth the maturity of those certificates at December 31, 2016.

(In Thousands)
Due in:
Three months or less	$34,173
Over three months through six months	37,188
Over six months through 12 months	97,862
Over 12 months	67,990

Total	237,213

Borrowings.  Our borrowings at December 31, 2016 consist of $295.0 million in advances from the Federal Home Loan Bank of Chicago, $84.0 million in repurchase agreements collateralized by investment securities and $8.2 million outstanding balance in short-term repurchase agreements used to finance loans held for sale. The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2016	2015	2014
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of year	$387,155	$441,203	$434,000
Weighted average interest rate at the end of year	2.27%	3.88%	3.89%
Maximum amount of borrowings outstanding at any month end during the year	$414,745	$474,000	$454,686
Average balance outstanding during the year	$381,803	$437,964	$442,731
Weighted average interest rate during the year	3.39%	3.94%	3.93%

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

Waterstone Mortgage Corporation.  Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage banking business with offices in 22 states.  It has its own board of directors currently comprised of its President, its Chief Operating Officer, its Chief Financial Officer, the WaterStone Bank Chief Executive Officer, Chief Financial Officer and Executive Vice President and General Counsel.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold WaterStone Bank office and retail facilities, both owned and leased.  Main Street Real Estate Holdings, LLC currently conducts real estate broker activities limited to real estate owned.

Personnel

As of December 31, 2016, we had 895 full-time equivalent employees.  A total of 178 are WaterStone Bank employees and 717 are employees of Waterstone Mortgage Corporation.  Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of the savings bank's capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 15% of capital and additional 10% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank's capital, subject to certain conditions. At December 31, 2016, WaterStone Bank did not have any loans which exceeded the "loans-to-one borrower" limitations.

In addition, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2016, WaterStone Bank maintained 91.1% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

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

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions. An institution's assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with less risky institutions paying lower rates.  Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years.  That system was effective July 1, 2016 and replaces a system under which each institution was assigned to a risk category.  Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution's total assets less tangible capital.  The current scale, also effective July 1, 2016, is a reduction from the previous range of 2.5 to 45 basis points.  The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.  The  existing system represents a change, required by the Dodd-Frank Act, from  the Federal Deposit Insurance Corporation's prior practice of basing the assessment on an institution's aggregate deposits.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 0.60 basis points of total assets less tangible capital.

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank's capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At December 31, 2016 and 2015, WaterStone Bank's capital to assets ratio, as calculated under Wisconsin law, was 20.90% and 20.43%, respectively.

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

At December 31, 2016, WaterStone Bank was considered well-capitalized with a common equity Tier 1 ratio of 28.29%, Tier 1 leverage ratio of 21.17%, a Tier 1 risk-based ratio of 28.29% and a total risk based capital ratio of 29.50%.

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

Liquidity and Reserves
Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank's average daily balance of net withdrawable accounts plus short-term borrowings (the "Required Liquidity Ratio"). At December 31, 2016, WaterStone Bank's Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of "primary liquid assets," which are defined to include securities issued by the United States Government and United States Government agencies. At December 31, 2016, WaterStone Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2016, a depository institution is required to maintain average daily reserves equal to 3% on the first $110.2 million of transaction accounts, plus 10% of that portion of total transaction accounts in excess of $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve Board. Savings institutions have authority to borrow from the Federal Reserve's "discount window," but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. As of December 31, 2016, WaterStone Bank met its Regulation D reserve requirements.

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

An exception to this requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank. Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences. Effective April 1, 2006, this program was discontinued for new loan originations. Under the terms of the discontinued program, the employee interest rate is based on the Bank's cost of funds on December 31st of the immediately preceding year and is adjusted annually. At December 31, 2016, the rate of interest on an employee rate mortgage loan was 1.72%, compared to the weighted average rate of 4.25% on all single family mortgage loans. This rate decreased to 1.19% effective March 1, 2017. Employee rate mortgage loans totaled $1.5 million, or 0.4%, of our residential mortgage loan portfolio on December 31, 2016.

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

WaterStone Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $13.3 million at December 31, 2016.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At December 31, 2016, WaterStone Bank had $295.0 million in advances from the Federal Home Loan Bank of Chicago.

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

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements, although bank holding companies have been. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries.  The final capital rule discussed above implemented the consolidated capital requirements for bank and savings and loan holding companies (of greater than $1 billion in consolidated assets), effective January 1, 2015.  Waterstone Financial's consolidated capital exceeded the minimum requirements as of December 31, 2016.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2016, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Waterstone Financial is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a "bank" for tax purposes. At December 31, 2016, our total federal pre-base year bad debt reserve was approximately $16.7 million.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Due to a federal net operating loss carry back generated in 2008, Waterstone Financial became subject to alternative minimum tax for 2006 and 2007. At December 31, 2016, the Company had no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  A 2009 federal tax law change allows for a one-time carry back of either 2008 or 2009 taxable losses for up to five years.  Waterstone Financial had a federal net operating loss carryforward of $3.0 million at December 31, 2011, which was fully utilized during the year ended December 31, 2012.  At December 31, 2016, the Company had no federal net operating loss carryovers.

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

  The Company is no longer subject to state income tax examinations by certain state tax authorities for years before 2012.

As a Maryland business corporation, Waterstone Financial is required to file an annual report and pay franchise taxes to the state of Maryland.

Item 1A.   Risk Factors

     An investment in our securities is subject to risks inherent in our business and the industry in which we operate. Before making an investment decision, you should carefully consider the risks and uncertainties described below and all other information included in this report. The risks described below may adversely affect our business, financial condition and operating results. In addition to these risks and the other risks and uncertainties described in Item 1, "Business-Forward Looking Statements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," there may be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. The value or market price of our securities could decline due to any of these identified or other risks. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

Increases in interest rates can also have an adverse impact on our results of operations.  A portion of our loans have adjustable interest rates.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of loan delinquencies and defaults, as well as lower loan originations, as borrowers who may qualify for a loan based on certain mortgage repayments, may not be able to afford repayments based on higher interest rates for the same loan amounts.  The marketability of the underlying collateral also may be adversely affected in a high interest rate environment.

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

Furthermore, the Dodd-Frank Act requires the Consumer Finance Protection Bureau to adopt rules and publish forms that combine certain disclosures that consumers receive in connection with applying for and closing on certain mortgage loans under the Truth in Lending Act and the Real Estate Settlement Procedures Act.  The Consumer Financial Protection Bureau has implemented a final rule to implement this requirement, and the final rule was effective in October 2015.

We currently sell in the secondary market the significant majority of the one- to four-family residential real estate loans that we originate.  These final rules could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans, any of which could limit our growth or profitability.

Changes in economic conditions could adversely affect our earnings, as our borrowers' ability to repay loans and the value of the collateral securing our loans decline.

   Economic conditions have an impact, to some extent, on our overall performance. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because a majority of our loans are secured by real estate, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, declines in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for us for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any resulting increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our results of operations and financial condition.

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

Changes in the valuation of our securities portfolio could adversely affect our profits.

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

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

We operate from our corporate center, our 11 full-service banking offices, our drive-through office and 11 automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin. In addition, we operate a loan production office in Minneapolis, Minnesota. The net book value of our premises, land, equipment and leasehold improvements was $23.7 million at December 31, 2016. The following table sets forth information with respect to our corporate center and our full-service banking offices as of February 28, 2017.

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

Commercial Real Estate Loan Production Office (1) 701 Washington Avenue N Suite 525 Minneapolis, MN 55401
(1)	Leased property

In addition to our banking offices, as of December 31, 2016, our mortgage banking operation had 15 offices in Wisconsin, 13 offices in Florida, nine offices in Pennsylvania, six offices in Minnesota, five offices in  Indiana, Ohio, and Texas, two offices in each of Arizona, California, Maryland, and Virginia, and one office in each of Colorado, Georgia, Idaho, Illinois, Iowa, Maine, Massachusetts, New Hampshire, Oregon, Tennessee, and Washington.

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
.

Item 4.   Mine Safety Disclosures

Not applicable

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Our shares of common stock are traded on the NASDAQ Global Select Market® under the symbol WSBF.  The approximate number of shareholders of record of Waterstone common stock as of February 28, 2017 was 1,691.  On that same date there were 29,446,462 shares of common stock issued and outstanding.

The Company did not make any monthly common stock purchases during the fourth quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
October 1, 2016 - October 31, 2016	-	$-	-	989,500
November 1, 2016 - November 30, 2016	-	-	-	989,500
December 1, 2016 - December 31, 2016	-	-	-	989,500

Total	-	$-	-	989,500

(a) On September 4, 2015, the Board of Directors terminated the existing plan and authorized the repurchase of 1,500,000 shares of common stock.

The following table presents the high and low quarterly trading prices and dividends declared for Waterstone Financial's common stock for the years ended December 31, 2016 and 2015.

	2016
	High	Low	Dividends Declared
1st Quarter	$14.12	$13.42	$0.05
2nd Quarter	15.33	13.69	0.08
3rd Quarter	17.08	15.15	0.08
4th Quarter	19.20	16.50	0.12

		2015
	High	Low	Dividends Declared
1st Quarter	$13.24	$12.67	$0.05
2nd Quarter	13.28	12.70	0.05
3rd Quarter	13.60	12.43	0.05
4th Quarter	14.44	13.14	0.05

The plan governing the conversion of Lamplighter Financial, MHC (the "MHC") to stock form provided for the establishment of special "liquidation accounts" for the benefit of certain depositors of WaterStone Bank in an amount equal to the greater of the MHC's ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus utilized in the 2014 stock offering or the retained earnings of Waterstone Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Board of Governors of the Federal Reserve System, WaterStone Bank is not permitted to pay dividends on its capital stock to Waterstone Financial, its sole shareholder, if WaterStone Bank's shareholder's equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts.

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

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the SNL Thrift NASDAQ Index and the Russell 2000. The graph assumes $100 was invested on December 31, 2011, in Waterstone Financial, Inc. common stock and each of those indices.

Waterstone Financial, Inc.

Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Waterstone Financial, Inc.	100.00	412.70	587.30	773.86	842.48	1,118.36
SNL Thrift NASDAQ index	100.00	119.34	151.33	167.60	191.52	243.50
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45

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

	At or for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands, except per share amounts)

Selected Financial Condition Data:
Total assets	$1,790,619	$1,762,729	$1,783,380	$1,947,039	$1,661,076
Cash and cash equivalents	47,217	100,471	172,820	429,169	71,469
Securities available for sale	226,795	269,658	273,443	213,418	205,017
Loans held for sale	225,248	166,516	125,073	97,021	133,613
Loans receivable	1,177,884	1,114,934	1,094,990	1,092,676	1,133,672
Allowance for loan losses	16,029	16,185	18,706	24,264	31,043
Loans receivable, net	1,161,855	1,098,749	1,076,284	1,068,412	1,102,629
Real estate owned, net	6,118	9,190	18,706	22,663	35,974
Deposits	949,411	893,361	863,960	1,244,741	939,513
Borrowings	387,155	441,203	434,000	455,197	479,888
Total shareholders' equity	410,690	391,930	450,237	214,472	202,634

Selected Operating Data:
Interest income	$63,736	$61,963	$63,634	$62,864	$69,846
Interest expense	20,292	23,119	22,327	23,658	27,901
Net interest income	43,444	38,844	41,307	39,206	41,945
Provision for loan losses	380	1,965	1,150	4,532	8,300
Net interest income after provision for loan losses	43,064	36,879	40,157	34,674	33,645
Noninterest income	126,365	104,474	84,568	87,799	91,203
Noninterest expense	127,435	115,534	104,818	99,144	102,138
Income before income taxes	41,994	25,819	19,907	23,329	22,710
Provision for income taxes (benefit)	16,462	9,249	7,175	8,621	(12,204)

Net income	$25,532	$16,570	$12,732	$14,708	$34,914

Per common share:
Income per share - basic	$0.94	$0.57	$0.38	$0.43	$1.02
Income per share - diluted	$0.93	$0.56	$0.38	$0.43	$1.02
Book value	$13.95	$13.33	$13.08	$6.84	$6.52
Dividends declared	$0.33	$0.20	$0.20	N/A	N/A

	At or for the Year Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	1.45%	0.94%	0.71%	0.90%	2.07%
Return on average equity	6.33	3.99	2.89	7.01	18.89
Interest rate spread (1)	2.26	1.91	2.03	2.36	2.45
Net interest margin (2)	2.64	2.36	2.44	2.56	2.62
Noninterest expense to average assets	7.24	6.58	5.82	6.05	6.04
Efficiency ratio (3)	75.05	80.61	83.27	78.31	76.71
Average interest-earning assets to average interest-bearing liabilities	130.56	131.54	139.98	113.96	109.84
Dividend payout ratio (4)	27.66	35.20	52.48	N/A	N/A

Capital Ratios:
Waterstone Financial, Inc.:
Equity to total assets at end of period	22.94%	22.23%	25.25%	11.02%	12.20%
Average equity to average assets	22.90	23.62	24.51	12.82	10.94
Total capital to risk-weighted assets	32.23	33.41	41.25	N/A	N/A
Tier 1 capital to risk-weighted assets	31.02	32.16	39.99	N/A	N/A
Common equity tier 1 capital to risk-weighted assets	31.02	32.16	N/A	N/A	N/A
Tier 1 capital to average assets	23.20	22.20	24.80	N/A	N/A
WaterStone Bank:
Total capital to risk-weighted assets	29.50	30.92	31.98	21.67	17.34
Tier I capital to risk-weighted assets	28.29	29.67	30.73	20.41	16.07
Common equity tier 1 capital to risk-weighted assets	28.29	29.67	N/A	N/A	N/A
Tier I capital to average assets	21.17	20.45	19.04	12.48	11.13

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.36%	1.45%	1.71%	2.22%	2.74%
Allowance for loan losses as a percent of non-performing loans	162.62	91.94	49.21	47.61	41.58
Net charge-offs to average outstanding loans during the period	0.05	0.37	0.55	0.94	0.76
Non-performing loans as a percent of total loans	0.84	1.58	3.47	4.66	6.59
Non-performing assets as a percent of total assets	0.89	1.52	3.18	3.78	6.66

Other Data:
Number of full-service banking offices	11	11	9	8	8
Number of full-time equivalent employees	895	770	731	849	726

(1)  Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)  Represents net interest income as a percent of average interest-earning assets.
(3)  Represents non-interest expense divided by the sum of net interest income and noninterest income.
(4)  Represents dividends paid per share divided by basic earnings per share.
N/A - Not applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the years ended December 31, 2016, 2015, and 2014 and the financial condition as of December 31, 2016 compared to the financial condition as of December 31, 2015.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the years ended December 31, 2016, 2015, and 2014, which focuses on noninterest income and noninterest expenses.  We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

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

Allowance for Loan Losses. WaterStone Bank establishes valuation allowances on loans deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that WaterStone Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral (specific component).  The Company recognizes the change in present value of expected future cash flows on impaired loans attributable to the passage of time as bad debt expense.  On an ongoing basis, at least quarterly for financial reporting purposes, the fair value of collateral dependent impaired loans and real estate owned is determined or reaffirmed by the following procedures:

•	Obtaining updated real estate appraisals or performing updated discounted cash flow analysis;
•	Confirming that the physical condition of the real estate has not significantly changed since the last valuation date;
•	Comparing the estimated current book value to that of updated sales values experienced on similar real estate owned;
•	Comparing the estimated current book value to that of updated values seen on more current appraisals of similar properties; and
•	Comparing the estimated current book value to that of updated listed sales prices on our real estate owned and that of similar properties (not owned by the Company).

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

Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions.  More specifically, if our future charge-off experience increases substantially from our past experience, or if the value of underlying loan collateral, in our case mostly real estate, declines in value by a substantial amount, or if unemployment in our primary market area increases significantly, our allowance for loan losses may be inadequate and we will incur higher provisions for loan losses and lower net income in the future.

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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized.  The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods.  Examples of negative evidence may include cumulative losses in a current year and prior two years and general business and economic trends.

Positions taken in the Company's tax returns are subject to challenge by the taxing authorities upon examination. The benefit of uncertain tax positions are initially recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

Fair Value Measurements.  The Company determines the fair value of its assets and liabilities in accordance with ASC 820. ASC 820 establishes a standard framework for measuring and disclosing fair value under generally accepted accounting principles. A number of valuation techniques are used to determine the fair value of assets and liabilities in the Company's financial statements. The valuation techniques include quoted market prices for investment securities, appraisals of real estate from independent licensed appraisers and other valuation techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the valuation results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment are recognized in the income statement under the framework established by generally accepted accounting principles.

Recent Accounting Pronouncements.  Refer to Note 1 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

Comparison of Consolidated Waterstone Financial, Inc. Financial Condition at December 31, 2016 and at December 31, 2015

Total Assets.  Total assets increased by $27.9 million, or 1.6%, to $1.79 billion at December 31, 2016 from $1.76 billion at December 31, 2015.  The increase in total assets primarily reflects an increase in loans and loans held for sale offset by a reduction in cash and cash equivalents and securities available for sale. Funding needed for the loans receivable and loans held for sale was provided by a reduction of cash and cash equivalents and paydowns in securities available for sale.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $53.3 million to $47.2 million at December 31, 2016 from $100.5 million at December 31, 2015.  The decrease in cash and cash equivalents primarily reflects the increase in loans receivable and loans held for sale. In addition, cash was used to pay down borrowings, purchase bank owned life insurance, and repurchase shares since December 31, 2015.

Securities Available for Sale. Securities available for sale decreased by $42.9 million to $226.8 million at December 31, 2016 from $269.7 million at December 31, 2015.  The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale.  Loans held for sale increased $58.7 million, or 35.3%, to $225.2 million at December 31, 2016 from $166.5 million at December 31, 2015.  The increase related to increased fourth quarter funding volumes at our mortgage subsidiary compared to the fourth quarter of 2015. During the quarter ended December 31, 2016, $622.5 million in residential loans were funded compared to $441.0 million the fourth quarter of 2015.

Loans Receivable.  Loans receivable held for investment increased $63.0 million to $1.18 billion at December 31, 2016. The increase in total loans receivable was primarily attributable to increases in the one- to four-family, multi-family, commercial real estate, and commercial loan categories.   Offsetting those increases, the home equity, construction and land, and consumer categories decreased slightly.

Allowance for Loan Losses.  The allowance for loan losses decreased $156,000 to $16.0 million at December 31, 2016 from $16.2 million at December 31, 2015.  The decrease resulted from the charge-off of specific reserves and improvement of key loan quality metrics decreasing the allowance related to the loans collectively reviewed. The overall decrease was primarily related to the one- to four-family, multi-family, and home equity categories.  Offsetting those decreases, the allowance for loan losses increased for the commercial loan category along with the commercial real estate and construction and land categories.

Federal Home Loan Bank stock. Total Federal Home Loan Bank stock decreased $6.2 million from December 31, 2015.  During the year ended December 31, 2016, $12.5 million of stock was sold as $220.0 million Federal Home Loan Bank borrowings matured. A total of $6.3 million of stock was purchased when $100.0 million of new long-term borrowings along with new short term borrowings were entered into with the Federal Home Loan Bank.

Cash Surrender Value of Life Insurance.  Total cash surrender value of life insurance increased $11.9 million, or 24.1%, from December 31, 2015.  During the year ended December 31, 2016, the Company purchased a $10.0 million bank owned life insurance policy, along with continued earnings aiding in increasing the policy values.

Real Estate Owned.  Total real estate owned decreased by $3.1 million, or 33.4%, to $6.1 million at December 31, 2016, compared to $9.2 million at December 31, 2015.  During the year ended December 31, 2016, $4.6 million was transferred from loans to real estate owned upon completion of foreclosure. During the same period, sales of real estate owned totaled $7.0 million.  Write-downs totaled $656,000 during the year ended December 31, 2016.

Deposits.  Deposits increased by $56.1 million to $949.4 million at December 31, 2016, from $893.4 million at December 31, 2015.  The increase was driven by an increase in more cost effective transaction accounts along with an increase in time deposits to help fund loan and loans held for sale growth and reduce our reliance on wholesale funding.

Borrowings.  Total borrowings decreased $54.0 million to $387.2 million at December 31, 2016, from $441.2 million at December 31, 2015. A total of $220.0 million of fixed rate borrowings matured and were paid off during the current year.  These were replaced with $100.0 million of new fixed rate long-term borrowings with the Federal Home Loan Bank and with funds raised through our retail delivery channels.  Short term borrowings increased $66.0 million at December 31, 2016 from December 31, 2015 for both the community banking and mortgage banking segment to fund loans held for sale.

Other Liabilities.  Other liabilities increased $6.0 million at December 31, 2016 compared to December 31, 2015.   The increase related to an increased dividend payable from a dividend rate increase and increased accrued salaries at the mortgage banking segment with more fundings.

Shareholders' Equity.  Shareholders' equity increased by $18.8 million, or 4.8%, to $410.7 million at December 31, 2016 from $391.9 million at December 31, 2015.  The increase in shareholders' equity was primarily due to net income, additional paid in capital as stock options were exercised, and the vesting of ESOP shares. These increases were offset by the repurchase of stock, dividends declared, along with accumulated other comprehensive income decreasing as the fair value of the security portfolio decreased.

Comparison of Community Banking Segment Operations for the Years Ended December 31, 2016 and 2015

Net income from our community banking segment for the year ended December 31, 2016 totaled $14.0 million compared to net income of $8.3 million for the year ended December 31, 2015.  Net interest income increased $5.2 million to $42.9 million for the year ended December 31, 2016 compared to $37.7 million for the year ended December 31, 2015 due to an increase in average loan balances and a reduction in our overall cost of fundings.  The long-term borrowings that matured were replaced with a lower cost mix of funding, including long and short-term borrowings and deposits raised through our retail network.  The provision for loan losses decreased $1.4 million compared to the prior year.

Noninterest income increased $1.1 million to $4.6 million for the year ended December 31, 2016.  The increase was mostly due to an increase in fees earned on loans, driven primarily by pre-payment activity.

Compensation, payroll taxes, and other employee benefits expense increased $730,000 to $17.2 million due to increases in health insurance costs and ESOP expense offset from the immediate vesting of 94,100 restricted share awards that amounted to $1.2 million in additional compensation expense in the prior year. Other non-interest expenses increased from the prior year.  Occupancy, office furniture, and equipment remained consistent to the prior year. FDIC insurance premiums and real estate owned expenses decreased from the prior year as a direct result of improved asset quality metrics.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2016 and 2015

Net income from our mortgage banking segment for the year ended December 31, 2016 totaled $12.3 million compared to net income of $8.3 million for the year ended December 31, 2015.  We originated $2.38 billion in mortgage loans held for sale during the year ended December 31, 2016, which was an increase of $392.8 million, or 19.8%, from the $1.99 billion originated during the year ended December 31, 2015, which was primarily responsible for an increase in total mortgage banking income of $21.8 million, or 21.9%, to $121.1 million during the year ended December 31, 2016 compared to $99.3 million during the year ended December 31, 2015.  The increase in loan production volume was driven by a 20.1% increase in mortgage purchase products and a 27.4% increase in refinance products.  In addition, margins increased for the year ended December 31, 2016 compared to December 31, 2015. We sell loans on both a servicing-released and a servicing retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 82.9% of total originations during the year ended December 31, 2016, compared to 83.7% of total originations during the year ended December 31, 2015.  The mix of loan type trended slightly towards more conventional loans and less governmental loans comprising 65.1% and 34.9% of all loan originations, respectively, during the year ended December 31, 2016, compared 66.4% and 33.6% of all loan originations, respectively, during the year ended December 31, 2015.

During the year ended December 31, 2016, no mortgage servicing rights were sold.  During the year ended December 31, 2015, mortgage servicing rights related to $580.2 million in loans receivable with a book value of $4.4 million were sold at a gain of $901,000.

Total compensation, payroll taxes and other employee benefits increased $12.6 million, or 19.1%, to $78.3 million for the year ended December 31, 2016 compared to $65.7 million for the year ended December 31, 2015.  The increase in compensation expense was primarily a result of the increase in mortgage banking income, given our commission-based loan officer compensation model. Other noninterest expense increased $1.4 million to $17.5 million as fundings increased driving more volume-based expenses.

Comparison of Consolidated Waterstone Financial, Inc. Results of Operations for the Years Ended December 31, 2016 and 2015

	Years Ended December 31,
	2016	2015
	(Dollars in Thousands, except per share amounts)

Net income	$25,532	16,570
Earnings per share - basic	0.94	0.57
Earnings per share - diluted	0.93	0.56
Return on assets	1.45%	0.94%
Return on equity	6.33%	3.99%

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

	Years Ended December 31,
	2016			2015			2014
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable and held for sale (1)	$1,291,955	57,185	4.43%	$1,214,691	55,175	4.54%	$1,215,051	57,316	4.72%
Mortgage related securities (2)	153,980	3,048	1.98%	169,182	3,229	1.91%	164,468	2,996	1.82%
Debt securities, federal funds sold and short-term investments (2)(3)	198,475	4,317	2.18%	264,398	4,489	1.70%	311,548	4,192	1.35%
Total interest-earning assets	1,644,410	64,550	3.93%	1,648,271	62,893	3.82%	1,691,067	64,504	3.81%
Noninterest-earning assets	116,826			107,954			108,621
Total assets	$1,761,236			$1,756,225			$1,799,688
Interest-bearing liabilities:
Demand accounts	$34,659	19	0.05%	$31,295	20	0.06%	$41,544	16	0.04%
Money market and savings accounts	168,775	392	0.23%	143,174	197	0.14%	160,575	113	0.07%
Certificates of deposit	674,310	6,953	1.03%	640,640	5,662	0.88%	640,858	4,797	0.75%
Total interest-bearing deposits	877,744	7,364	0.84%	815,109	5,879	0.72%	842,977	4,926	0.58%
Borrowings	381,803	12,928	3.39%	437,964	17,240	3.94%	442,731	17,401	3.93%
Total interest-bearing liabilities	1,259,547	20,292	1.61%	1,253,073	23,119	1.84%	1,285,708	22,327	1.74%

Noninterest-bearing liabilities
Non-interest bearing deposits	76,016			65,965			50,212
Other non-interest bearing liabilities	22,426			22,282			22,739
Total non-interest bearing liabilities	98,442			88,247			72,951
Total liabilities	1,357,989			1,341,320			1,358,659
Equity	403,247			414,905			441,029
Total liabilities and equity	$1,761,236			$1,756,225			$1,799,688
Net interest income / Net interest rate spread (4)		44,258	2.32%		39,774	1.98%		42,177	2.08%
Less: taxable equivalent adjustment		814	0.05%		930	0.07%		870	0.05%
Net interest income / Net interest rate spread, as reported		43,444	2.37%		38,844	1.91%		41,307	2.03%
Net interest-earning assets (5)	$384,863			$395,198			$405,359
Net interest margin (6)			2.64%			2.36%			2.44%
Tax equivalent effect			0.05%			0.05%			0.05%
Net interest margin on a fully tax equivalent basis			2.69%			2.41%			2.49%
Average interest-earning assets to average interest-bearing liabilities	130.56%			131.54%			139.98%

(1)    Includes net deferred loan fee amortization income of $720,000, $573,000 and $627,000 for the years ended
       December 31, 2016, 2015 and 2014, respectively.
(2)    Average balance of available for sale securities is based on amortized historical cost.
(3)
Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.76%, 1.35%, and 1.07% for the years ended December 31, 2016, 2015, and 2014, respectively.

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

	Years Ended December 31,			Years Ended December 31,
	2016 versus 2015			2015 versus 2014
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale(1) (2)	$3,446	$(1,436)	$2,010	$(17)	$(2,124)	$(2,141)
Mortgage related securities(3)	(298)	117	(181)	87	146	233
Other interest-earning assets(3) (4)	(1,267)	1,095	(172)	(695)	992	297
Total interest-earning assets	1,881	(224)	1,657	(625)	(986)	(1,611)

Interest expense:
Demand accounts	2	(3)	(1)	(5)	9	4
Money market and savings accounts	27	168	195	(13)	97	84
Certificates of deposit	275	1,016	1,291	(2)	867	865
Total interest-bearing deposits	304	1,181	1,485	(20)	973	953
Borrowings	(2,063)	(2,249)	(4,312)	(188)	27	(161)

Total interest-bearing liabilities	(1,759)	(1,068)	(2,827)	(208)	1,000	792
Net change in net interest income	$3,640	$844	$4,484	$(417)	$(1,986)	$(2,403)

(1)	Includes net deferred loan fee amortization income of $720,000, $573,000 and $627,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net Interest Income

Net interest income increased $4.6 million, or 11.8%, to $43.4 million during the year ended December 31, 2016 compared to $38.8 million during the year ended December 31, 2015.

·
Interest income on loans increased due to an increase in average balance of $77.3 million offset by a 11 basis point decrease in average yield on loans.  The increase in average loan balance was driven by a $46.0 million increase in the average balance of loans held in portfolio and a $31.3 million increase in the average balance of loans held for sale.

·
Interest income from mortgage related securities decreased due to a $15.2 million decrease in average balance. As securities have paid down in 2015 and 2016, fewer securities were purchased to replace those securities due to unfavorable market yields.

·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased due to a 41 basis point increase in the average yield due to an increase in higher yielding corporate securities balance, an increase in the federal funds rate and an increase in FHLB stock dividend rate, offset by a $65.9 million decrease in the total other earning assets average balance.

·
Interest expense on deposits increased primarily due to an increase in the average cost of time deposits of 15 basis points along with a $33.6 million increase in average balance of time deposits for the year ended December 31, 2016 compared to the year ended December 31, 2015.

·
Interest expense on money market and savings accounts increased $195,000 due to an increase in both rate and average balance. Increases in both rate and volume reflect the Company's strategy to aggressively grow this segment of retail funds.

·
Interest expense on borrowings decreased $4.3 million due to the maturity of $220.0 million of fixed rate borrowings that were paid off during the current year with lower rate long term fixed borrowings and funds raised through our retail delivery channels.  A total of $220.0 million FHLB borrowings at a weighted average rate of 4.34% matured during 2016. The Company borrowed $100.0 million of long-term FHLB borrowings during 2016 at a weighted average rate of 0.78%.  In addition to the long-term borrowings, short-term FHLB advances were utilized to help with the fundings at the mortgage banking segment throughout 2016.

Provision for Loan Losses

                Our provision for loan losses decreased $1.6 million, or 80.7%, to $380,000 during the year ended December 31, 2016, from $2.0 million during the year ended December 31, 2015 as asset quality metrics continued to improve.

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

Noninterest Income
	Years Ended December 31,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$2,232	1,648	584	35.4%
Increase in cash surrender value of life insurance	1,767	1,417	350	24.7%
Mortgage banking income	121,069	99,318	21,751	21.9%
Gain on sale of available for sale securities	-	44	(44)	N/	M
Other	1,297	2,047	(750)	(36.6%)
Total noninterest income	$126,365	104,474	21,891	21.0%
N/M - Not meaningful

                Total noninterest income increased $21.9 million, or 21.0%, to $126.4 million during the year ended December 31, 2016 compared to $104.5 million during the year ended December 31, 2015.  The increase resulted primarily from an increase in mortgage banking income offset by a decrease in other noninterest income.

·
The increase in mortgage banking income was the result of an increase in origination volumes and margins.  The volume increased $392.8 million, or 19.8%, to $2.38 billion during the year ended December 31, 2016 compared to a $1.99 billion during the year ended December 31, 2015.  See "Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2016 and 2015" above, for additional discussion of the increase in mortgage banking income.

·	The increase in service charges on loans and deposits was related to an increase in loan prepayment penalties in 2016.
·	The increase in cash surrender value of life insurance was related to the additional earnings on the $10.0 million policy purchased in March 2016.
·	The Company sold one municipal security at a gain in the prior year compared to none in the current year period.
·
The $750,000 decrease in other noninterest income was primarily due to a decrease in gain on mortgage servicing rights as there were no sales of mortgage servicing rights during the year ended December 31, 2016 compared to a $901,000 gain on sales of mortgage servicing rights during the year ended December 31, 2015.  The year ended December 31, 2015 included gain on a bulk sale of mortgage servicing rights as well as gains on certain loan-level sales of servicing.  During the year ended December 31, 2016, there were no bulk sales of mortgage servicing rights and loan-level sales of servicing were classified as mortgage banking income.

Noninterest Expenses

	Years Ended December 31,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$95,056	81,753	13,303	16.3%
Occupancy, office furniture and equipment	9,347	9,287	60	0.6%
Advertising	2,743	2,947	(204)	(6.9%)
Data processing	2,520	2,354	166	7.1%
Communications	1,462	1,416	46	3.2%
Professional fees	2,135	2,354	(219)	(9.3%)
Real estate owned	399	2,664	(2,265)	(85.0%)
FDIC insurance premiums	615	1,058	(443)	(41.9%)
Other	13,158	11,701	1,457	12.5%
Total noninterest expenses	$127,435	115,534	11,901	10.3%

                Total noninterest expenses increased $11.9 million, or 10.3%, to $127.4 million during the year ended December 31, 2016 compared to $115.5 million during the year ended December 31, 2015.

·
Compensation, payroll taxes and other employee benefit expense increased $13.3 million primarily due to an $12.6 million increase in compensation, payroll taxes and other benefits within our mortgage banking segment.  The increase in compensation within our mortgage banking segment correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

·
Compensation, payroll taxes and other employee benefits expense increased $730,000 within the community banking segment primarily due to salary increases due to adding two branches in the second half of 2015 along with annual raises, health insurance costs, and ESOP expense offset by a reduction in stock compensation expense related to the grant of stock awards during 2015 that contained an immediate vesting provision.

·
Occupancy, office furniture and equipment expense increased resulting from additional rent expense in the current year compared to prior year due to the addition of mortgage banking segment branches during 2016. Offsetting the rent increase, there was less depreciation expense at the mortgage banking segment in the year ended December 31, 2016 compared to the prior year.  Additionally, the community banking segment had lower expense year over year.

·	Advertising expense decreased as a result of mortgage banking segment branches advertising less with mortgage demand remaining high.
·	Data processing increased as the mortgage banking segment brought its hedging operations in-house.
·	Professional fees expense decreased as a result of a decrease in legal fees at the mortgage banking segment.
·
Net real estate owned expense decreased $2.3 million, to $399,000 of expense, during 2016 compared to 2015.  Property management expense, aside from gains/losses on sales of real estate owned decreased $1.1 million to $596,000 during 2016 compared to 2015 due to a reduction in the number of properties under management during 2016.  Net gains on sales of real estate owned decreased $382,000 to $853,000 during 2016 compared to $1.2 million during 2015.  Real estate owned writedowns decreased $1.5 million to $656,000 for 2016 compared to $2.2 million for 2015.

·	FDIC insurance premiums decreased in 2016 compared to 2015 due to improved asset quality metrics.
·	Other noninterest expense increased primarily due to increased expense at the mortgage banking segment which correlated with the increased origination and funding volumes.

Income Taxes

                Income tax expense increased $7.2 million to $16.5 million during the year ended December 31, 2016, compared to $9.2 million during the year ended December 31, 2015.  Income tax expense was recognized during the year ended December 31, 2016 at an effective rate of 39.2% compared to an effective rate of 35.8% during the year ended December 31, 2015.  The increase in the effective rate was due to the write off of a deferred tax asset and an increase in pretax income, which minimizes the impact of tax deductions and tax-exempt income.

                At the beginning of the year, the Company had a deferred tax asset of $857,000 related to stock options awarded in 2007.  During the year ended December 31, 2016, all of the options that gave rise to the deferred tax asset were exercised and a tax deduction was realized to the extent that the exercise price exceeded the option strike price.  The amount of the deduction realized by the Company was significantly less than the deferred tax asset.  As a result, the remaining deferred tax asset was written off and the Company recognized $658,000 in additional income tax expense.

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

·
Interest expense on deposits increased primarily due to an increase in the average cost of time deposits of 13 basis points as average balance of time deposits stayed consistent for the years ended December 31, 2015 and December 31, 2014.

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

Noninterest Income
	Years Ended December 31,
	2015	2014	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$1,648	1,486	162	10.9%
Increase in cash surrender value of life insurance	1,417	1,290	127	9.8%
Gain on other-than-temporary investments	-	44	(44)	(100.0%		)
Portion of gain recognized in other comprehensive income (before tax)	-	(61)	61	(100.0%		)
Net impairment losses recognized in earnings	-	(17)	17	(100.0%		)
Mortgage banking income	99,318	77,982	21,336	27.4%
Gain on sale of available for sale securities	44	-	44	N/	M
Other	2,047	3,827	(1,780)	(46.5%		)
Total noninterest income	$104,474	84,568	19,906	23.5%
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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the WDFI, is based on current liquid assets as a percentage of the prior month's average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. The Bank's primary and total regulatory liquidity at December 31, 2016 were 7.29% and 18.28%, respectively.

Our primary sources of liquidity are deposits, amortization and repayment of loans, sales of loans held for sale, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan repayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements.  Additional sources of liquidity used to manage long- and short-term cash flows include advances from the FHLB.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2016 and 2015, $47.2 million and $100.5 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the Federal Home Loan Bank of Chicago.  The significant decrease in cash and cash equivalents as of December 31, 2016 resulted from $58.7 million used to fund loans held for sale and $68.1 million to fund loans held for investment.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2016, 2015, and 2014 loan repayments net of loan originations resulted in a negative cash flows of $68.1 million, $40.0 million and $25.7 million. The growth in loans receivable is reflective of the Bank's focus in growing multi-family residential property and commercial real estate loans. Cash received from the calls, maturities and principal repayments of debt and mortgage related securities and structured notes totaled $54.8 million, $50.3 million and $46.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. We purchased $14.5 million, $49.9 million and $103.6 million in debt securities, mortgage related securities and certificates of deposits classified as available for sale during the years ended December 31, 2016, 2015 and 2014, respectively. There were no securities sold during the years ended December 31, 2016 and 2014, respectively. We sold a $1.0 million available for sale debt security during the year ended December 31, 2015.   During the year ended December 31, 2016, $3.9 million of common stock was repurchased compared to $72.7 million for the year ended December 31, 2015.  There were no repurchases of common stock in 2014.

Deposits increased by $56.1 million to December 31, 2016 from December 31, 2015. The increase in deposits was the result of a $17.7 million increase in demand deposits, $21.8 million in money market and savings accounts, and $16.5 million increase in certificates of deposits.  Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At December 31, 2016, we had $295.0 million in fixed-rate advances from the Federal Home Loan Bank of Chicago, of which $130.0 million are due within 12 months, and all of which are putable at the option of the Federal Home Loan Bank of Chicago. The weighted average rate on these advances was 1.75% as of December 31, 2016.

At December 31, 2016, we had outstanding commitments to originate loans of $30.9 million and unfunded commitments under construction loans, lines of credit and standby letters of credit of $50.9 million. At December 31, 2016, certificates of deposit scheduled to mature in less than one year totaled $469.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, Federal Reserve Discount Window or brokered deposits to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. and WaterStone Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2016, Waterstone Financial, Inc. and WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines. See "Supervision and Regulation—Capital Requirements" and note 9 of the notes to the consolidated financial statements.

Capital
Shareholders' equity increased by $18.8 million, or 4.8%, to $410.7 million at December 31, 2016 from $391.9 million at December 31, 2015.  The increase in shareholders' equity was primarily due to net income, additional paid in capital as stock options were exercised, and the vesting of ESOP shares. These increases were offset by the repurchase of stock, dividends declared, along with accumulated other comprehensive income decreasing as the fair value of the security portfolio decreased.

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

The Company repurchased 5,847,153 shares at an average price of $12.96 under previously approved stock repurchase plans. The Company is authorized to purchase up to 989,500 additional shares under the current approved stock repurchase program as of December 31, 2016.  The Company repurchased shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the 5,847,153 total above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

               WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2016 and the respective maturity dates.

Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five	Over Five
	Total	Less	Three Years	Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$282,827	$282,827	$-	$-	$-
Certificates of deposit (4)	666,584	469,269	192,075	5,240	-
Bank lines of credit (4)	8,155	8,155	-	-	-
Federal Home Loan Bank advances (1)	295,000	130,000	65,000	100,000	-
Repurchase agreements (2) (4)	84,000	84,000	-	-	-
Operating leases (3)	9,840	2,926	3,676	1,593	1,645
Salary continuation agreements	85	85	-	-	-
Total Contractual Obligations	$1,346,491	$977,262	$260,751	$106,833	$1,645
_______________
(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest that will accrue on the advances.
(2)  The repurchase agreements are callable on a quarterly basis.
(3)  Represents non-cancellable operating leases for offices and equipment.
(4)  Excludes interest.

               The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2016. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments(1)	$30,903	$30,903	$-	$-	$-
Unused portion of home equity lines of credit(2)	14,367	14,367	-	-	-
Unused portion of construction loans(3)	21,137	21,137	-	-	-
Unused portion of business lines of credit	15,095	15,095	-	-	-
Standby letters of credit	333	333	-	-	-

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

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2016 (unaudited)
Interest income	$15,596	$15,748	$16,330	$16,062
Interest expense	5,613	5,583	5,005	4,091
Net interest income	9,983	10,165	11,325	11,971
Provision for loan losses	205	-	135	40
Net interest income after provision for loan losses	9,778	10,165	11,190	11,931
Total noninterest income	21,445	36,351	37,412	31,157
Total noninterest expense	25,222	34,231	35,541	32,441
Income before income taxes	6,001	12,285	13,061	10,647
Income taxes	2,140	4,518	5,556	4,248
Net income	$3,861	$7,767	$7,505	$6,399
Income per share – basic	$0.14	$0.29	$0.28	$0.23
Income per share - diluted	$0.14	$0.29	$0.27	$0.23

2015 (unaudited)
Interest income	$15,018	$15,742	$15,795	$15,408
Interest expense	5,582	5,682	5,885	5,970
Net interest income	9,436	10,060	9,910	9,438
Provision for loan losses	335	805	580	245
Net interest income after provision for loan losses	9,101	9,255	9,330	9,193
Total noninterest income	22,033	31,040	28,551	22,850
Total noninterest expense	26,428	31,947	29,786	27,373
Income before income taxes	4,706	8,348	8,095	4,670
Income taxes	1,690	3,064	2,896	1,599
Net income	$3,016	$5,284	$5,199	$3,071
Income per share – basic	$0.09	$0.17	$0.19	$0.11
Income per share - diluted	$0.09	$0.17	$0.19	$0.11

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

The following interest rate scenario displays the percentage change in net interest income over a one-year time horizon assuming increases of 100, 200 and 300 basis points and a decreases of 100 basis points.  The results incorporate actual cash flows and repricing characteristics for balance sheet accounts following an instantaneous parallel change in market rates based upon a static (no growth balance sheet).

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of December 31, 2016
Dollar Change	$5,214	3,428	1,690	(2,002)
Percentage Change	10.51%	6.91	3.41	(4.04)

At December 31, 2016, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 3.41% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 4.04%.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Waterstone Financial, Inc.

We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waterstone Financial, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waterstone Financial, Inc. and Subsidiaries'  internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2017 expressed an unqualified opinion on the effectiveness of Waterstone Financial, Inc. and Subsidiaries' internal control over financial reporting.

/s/ RSM US LLP

Milwaukee, Wisconsin
March 3, 2017

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2016 and 2015

	December 31,
	2016	2015
Assets	(In Thousands, except share data)
Cash	$7,878	57,419
Federal funds sold	26,828	20,297
Interest-earning deposits in other financial institutions and other short term investments	12,511	22,755
Cash and cash equivalents	47,217	100,471
Securities available for sale (at fair value)	226,795	269,658
Loans held for sale (at fair value)	225,248	166,516
Loans receivable	1,177,884	1,114,934
Less: Allowance for loan losses	16,029	16,185
Loans receivable, net	1,161,855	1,098,749

Office properties and equipment, net	23,655	25,328
Federal Home Loan Bank stock (at cost)	13,275	19,500
Cash surrender value of life insurance	61,509	49,562
Real estate owned, net	6,118	9,190
Prepaid expenses and other assets	24,947	23,755
Total assets	$1,790,619	1,762,729

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$120,371	102,673
Money market and savings deposits	162,456	140,631
Time deposits	666,584	650,057
Total deposits	949,411	893,361

Borrowings	387,155	441,203
Advance payments by borrowers for taxes	4,716	3,661
Other liabilities	38,647	32,574
Total liabilities	1,379,929	1,370,799

Shareholders' equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares in 2016 and 2015, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares in 2016 and 2015 Issued - 29,430,123 in 2016 and 29,407,455 in 2015 Outstanding - 29,430,123 in 2016 and 29,407,455 in 2015	294	294
Additional paid-in capital	322,934	317,022
Retained earnings	184,565	168,089
Unearned ESOP shares	(20,178)	(21,365)
Accumulated other comprehensive (loss) income, net of taxes	(378)	582
Cost of shares repurchased (5,908,150 in 2016 and 5,624,415 in 2015), at cost	(76,547)	(72,692)
Total shareholders' equity	410,690	391,930
Total liabilities and shareholders' equity	$1,790,619	1,762,729

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2016, 2015 and 2014

	Years ended December 31,
	2016	2015	2014
	(In Thousands, except per share amounts)
Interest income:
Loans	$57,185	55,175	57,316
Mortgage-related securities	3,048	3,229	2,996
Debt securities, federal funds sold and short-term investments	3,503	3,559	3,322
Total interest income	63,736	61,963	63,634
Interest expense:
Deposits	7,364	5,879	4,926
Borrowings	12,928	17,240	17,401
Total interest expense	20,292	23,119	22,327
Net interest income	43,444	38,844	41,307
Provision for loan losses	380	1,965	1,150
Net interest income after provision for loan losses	43,064	36,879	40,157
Noninterest income:
Service charges on loans and deposits	2,232	1,648	1,486
Increase in cash surrender value of life insurance	1,767	1,417	1,290
Total gain on other-than-temporary impaired investment	-	-	44
Portion of gain recognized in other comprehensive income (before tax)	-	-	(61)
Net impairment losses recognized in earnings	-	-	(17)
Mortgage banking income	121,069	99,318	77,982
Gain on sale of available for sale securities	-	44	-
Other	1,297	2,047	3,827
Total noninterest income	126,365	104,474	84,568
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	95,056	81,753	69,172
Occupancy, office furniture, and equipment	9,347	9,287	10,369
Advertising	2,743	2,947	2,949
Data processing	2,520	2,354	2,245
Communications	1,462	1,416	1,690
Professional fees	2,135	2,354	2,393
Real estate owned	399	2,664	2,482
FDIC insurance premiums	615	1,058	1,395
Other	13,158	11,701	12,123
Total noninterest expenses	127,435	115,534	104,818
Income before income taxes	41,994	25,819	19,907
Income tax expense	16,462	9,249	7,175
Net income	$25,532	16,570	12,732
Income per share:
Basic	$0.94	0.57	0.38
Diluted	$0.93	0.56	0.38
Weighted average shares outstanding:
Basic	27,037	29,161	33,406
Diluted	27,374	29,431	33,643
See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years ended December 31, 2016, 2015 and 2014

	Years ended December 31,
	2016	2015	2014
	(In Thousands)
Net income	$25,532	16,570	12,732
Other comprehensive (loss) income, net of tax:
Net unrealized holding gain (loss) on available for sale securities arising during the period, net of tax (expense) benefit of $622, $412 and ($1,722) respectively	(960)	(638)	2,666
Reclassification adjustment for net (gain) loss on available for sale securities realized during the period, net of tax expense (benefit) of $0, $17 and ($7), respectively	-	(27)	10
Total other comprehensive (loss) income	(960)	(665)	2,676
Comprehensive income	$24,572	15,905	15,408

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2016, 2015 and 2014

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total Shareholders' Equity
	(In Thousands)

Balances at December 31, 2013	31,349	$341	110,480	151,195	(854)	(1,429)	(45,261)	214,472

Comprehensive income:
Net income	-	-	-	12,732	-	-	-	12,732
Other comprehensive income:		-	-	-	-	2,676	-	2,676
Total comprehensive income								15,408
Purchase of ESOP Shares	-	-	-	-	(22,884)	-	-	(22,884)
ESOP shares committed to be released to Plan participants	-	-	31	-	1,186	-	-	1,217
Cash dividend, $0.20 per share	-	-	-	(6,623)	-	-	-	(6,623)
Stock compensation activity, net of tax	-	-	116	-	-	-	-	116
Stock based compensation expense	-	-	109	-	-	-	-	109
Merger of Lamplighter Financial, MHC	(23)	(231)	305	-	-	-	-	74
Exchange of common stock	(8)	(83)	83	-	-	-	-	-
Treasury stock retired	-	(27)	(45,234)	-	-	-	45,261	-
Proceeds of stock offering, net of costs	34	344	248,004	-	-	-	-	248,348

Balances at December 31, 2014	34,420	$344	313,894	157,304	(22,552)	1,247	-	450,237

Comprehensive income:
Net income	-	-	-	16,570	-	-	-	16,570
Other comprehensive loss:	-	-	-	-	-	(665)	-	(665)
Total comprehensive income								15,905
ESOP shares committed to be released to Plan participants	-	-	198	-	1,187	-	-	1,385
Cash dividend, $0.20 per share	-	-	-	(5,785)	-	-	-	(5,785)
Stock compensation activity	611	6	113	-	-	-	-	119
Stock based compensation expense	-	-	2,817	-	-	-	-	2,817
Purchase of common stock returned to authorized but unissued	(5,624)	(56)	-	-	-	-	(72,692)	(72,748)

Balances at December 31, 2015	29,407	$294	317,022	168,089	(21,365)	582	(72,692)	391,930

Comprehensive income:
Net income	-	-	-	25,532	-	-	-	25,532
Other comprehensive loss:	-	-	-	-	-	(960)	-	(960)
Total comprehensive income								24,572
ESOP shares committed to be released to Plan participants	-	-	446	-	1,187	-	-	1,633
Cash dividend, $0.33 per share	-	-	-	(9,056)	-	-	-	(9,056)
Stock compensation activity	307	3	3,553	-	-	-	-	3,556
Stock based compensation expense	-	-	1,913	-	-	-	-	1,913
Purchase of common stock returned to authorized but unissued	(284)	(3)	-	-	-	-	(3,855)	(3,858)

Balances at December 31, 2016	29,430	$294	322,934	184,565	(20,178)	(378)	(76,547)	410,690

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015 and 2014

	Years ended December 31,
	2016	2015	2014
	(In Thousands)
Operating activities:
Net income	$25,532	16,570	12,732
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	380	1,965	1,150
Provision for depreciation	2,615	3,106	3,283
Deferred income taxes	1,564	(154)	3,716
Stock based compensation	1,913	2,817	109
Net amortization of premium/discount on debt and mortgage related securities	991	1,305	1,583
Amortization of unearned ESOP shares	1,633	1,385	1,217
Amortization and valuation allowance on mortgage servicing rights	598	491	445
Gain on sale of loans held for sale	(123,154)	(98,382)	(82,146)
Loans originated for sale	(2,378,926)	(1,986,147)	(1,661,376)
Proceeds on sales of loans originated for sale	2,443,347	2,043,086	1,715,470
Increase in accrued interest receivable	(173)	(79)	(225)
Increase in cash surrender value of life insurance	(1,767)	(1,417)	(1,290)
(Decrease) increase in accrued interest on deposits and borrowings	(726)	42	5
Increase (decrease) in other liabilities	4,659	2,425	(1,581)
Increase (decrease) in accrued tax payable	557	1,467	(453)
Gain on sale of available for sale securities	-	(44)	–
Impairment of securities	-	-	17
Net (gain) loss on real estate owned	(197)	968	659
Gain on sale of mortgage servicing rights	-	(901)	(2,456)
Other	(2,908)	(1,494)	6,925
Net cash used in operating activities	(24,062)	(12,991)	(2,216)

Investing activities:
Net increase in loans receivable	(68,076)	(40,011)	(25,668)
Purchases of:
Debt securities	(5,285)	(16,119)	(22,009)
Mortgage related securities	(9,215)	(33,750)	(80,837)
Certificates of deposits	-	-	(735)
Premises and equipment, net	(1,085)	(2,966)	(1,949)
Bank owned life insurance	(10,180)	(180)	(10,180)
Purchase of FHLB Stock	(6,300)	(2,000)	-
Proceeds from:
Principal repayments on mortgage-related securities	39,935	40,755	28,515
Maturities of debt securities	14,855	9,510	17,864
Sales of debt securities	-	1,034	–
Death benefit from bank owned life insurance	-	2,883	–
Sales of foreclosed properties and other assets	7,796	24,716	19,751
Redemption of FHLB stock	12,525	–	–
Net cash used in investing activities	(25,030)	(16,128)	(75,248)

Financing activities:
Net increase in deposits	56,050	29,401	9,523
Net change in short term borrowings	65,952	7,203	(21,197)
Repayment of long term debt	(220,000)	-	-
Proceeds from long term debt	100,000	-	-
Net (decrease) increase in advance payments by borrowers for taxes	1,055	(1,330)	2,509
Cash dividends in common stock	(6,917)	(5,869)	(5,003)
Financing for purchase of ESOP shares	-	-	(22,884)
Proceeds from stock option exercises	3,556	113	49
Oversubscribed stock proceeds returned to subscribers	-	-	(141,882)
Purchase of common stock returned to authorized but unissued	(3,858)	(72,748)	-
Net cash used in financing activities	(4,162)	(43,230)	(178,885)
Decrease in cash and cash equivalents	(53,254)	(72,349)	(256,349)
Cash and cash equivalents at beginning of year	100,471	172,820	429,169
Cash and cash equivalents at end of year	$47,217	100,471	172,820

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	14,352	7,933	3,847
Interest payments	21,018	23,077	22,322
Noncash investing activities:
Loans receivable transferred to other real estate	4,590	15,580	16,645
Deposits utilized to purchase common stock	-	-	248,422
Dividends declared but not paid in other liabilities	3,677	1,537	1,620

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2016, 2015 and 2014

1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Waterstone Financial, Inc. and subsidiaries (collectively, the "Company"), conform to U.S. generally accepted accounting principles, or ("GAAP"), and are used in preparing and presenting these consolidated financial statements.

a)	Plan of Conversion and Reorganization

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

Available for Sale Securities

At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity.  Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations.  Available for sale securities are carried at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of equity in accumulated other comprehensive income.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities and collateralized mortgage obligations, over the estimated life of the security. Such amortization is included in interest income from securities.  Realized gains or losses on securities sales (using specific identification method) are included in other income.  Declines in value judged to be other than temporary are included in net impairment losses recognized in earnings in the consolidated statements of operations.

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

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprised approximately 76.7% of total mortgage banking noninterest expense for 2016.

The value of mortgage loans held for sale and other residential mortgage loan commitments to customers are hedged by utilizing both best efforts and mandatory forward commitments to sell loans to investors in the secondary market. Such forward commitments are generally entered into at the time when applications are taken to protect the value of the mortgage loans from increases in market interest rates during the period held. The Company recognizes revenue associated with the expected future cash flows of servicing loans at the time a forward loan commitment is made, as required under Securities and Exchange Commission Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings.

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

The Bank evaluates the need for specific valuation allowances on loans that are considered impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Within the loan portfolio, all non-accrual loans and loans modified under troubled debt restructurings have been determined by the Bank to meet the definition of an impaired loan.  In addition, other loans may be considered impaired loans.  A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral.

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

The Company purchased bank owned life insurance on the lives of certain employees.  The Company is the beneficiary of the life insurance policies.  The cash surrender value of life insurance is reported at the amount that would be received in cash if the polices were surrendered.  Increases in the cash value of the policies and proceeds of death benefits received are recorded in noninterest income.  The increase in cash surrender value of life insurance is not subject to income taxes, as long as the Company has the intent and ability to hold the policies until the death benefits are received.

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

r)	Impact of Recent Accounting Pronouncements

ASC Topic 606 "Revenue from Contracts with Customers." New authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" amended prior guidance to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and to provide clarification on identifying performance obligations and licensing implementation guidance. The new authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to January 1, 2018. The Company is evaluating the new guidance but does not expect it to have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 825 "Financial Instruments." New authoritative accounting guidance under ASC Topic 825 "Financial Instruments" amended prior guidance to require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected the fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The new authoritative guidance will be effective for reporting periods after January 1, 2018 and is not expected to have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 842 "Leases." New authoritative accounting guidance under ASC Topic 842 "Leases" amended prior guidance to require lessees to recognize the assets and liabilities arising from all leases on the balance sheet. The new authoritative guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In addition, the qualifications for a sale and leaseback transaction have been amended. The new authoritative guidance also requires qualitative and quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition.

ASC Topic 718 "Compensation - Stock Compensation." New authoritative accounting guidance under ASC Topic 718 "Compensation - Stock Compensation" amended prior guidance on several aspects, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The new authoritative guidance allows for all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. For earnings per share, anticipated excess tax benefits will not be included in assumed proceeds when applying the treasury method for computing dilutive shares.  For the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The new authoritative guidance also allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The new authoritative guidance will be effective for reporting periods after January 1, 2017 and is not expected to have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 326 "Financial Instruments - Credit Losses." New authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is evaluating the new guidance and its impact on the Company's statements of operations or financial condition.

2)	Securities

Securities Available for Sale

The amortized cost and fair value of the Company's investment in securities follow:

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$72,858	798	(243)	73,413
Collateralized mortgage obligations
Government sponsored enterprise issued	62,297	70	(365)	62,002
Mortgage related securities	135,155	868	(608)	135,415

Government sponsored enterprise bonds	2,500	4	(1)	2,503
Municipal securities	70,311	685	(300)	70,696
Other debt securities	17,399	154	(603)	16,950
Debt securities	90,210	843	(904)	90,149

Certificates of deposit	1,225	7	(1)	1,231
	$226,590	1,718	(1,513)	226,795

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$95,911	1,004	(248)	96,667
Collateralized mortgage obligations
Government sponsored enterprise issued	70,605	123	(300)	70,428
Mortgage related securities	166,516	1,127	(548)	167,095

Government sponsored enterprise bonds	3,750	–	(4)	3,746
Municipal securities	77,509	1,730	(80)	79,159
Other debt securities	17,401	209	(647)	16,963
Debt securities	98,660	1,939	(731)	99,868

Certificates of deposit	2,695	4	(4)	2,695
	$267,871	3,070	(1,283)	269,658

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2016, $93.2 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of December 31, 2016, $2.4 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair value of securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2016
	Amortized cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$8,737	8,751
Due after one year through five years	20,944	20,891
Due after five years through ten years	41,332	41,684
Due after ten years	20,422	20,054
Mortgage-related securities	135,155	135,415
	$226,590	226,795

Total proceeds and gross gains and losses from sales of investment securities available for sale for each of periods listed below.

	December 31,
	2016	2015	2014
	(In Thousands)
Gross gains	$-	44	-
Gross losses	-	-	-
Gains on sale of investment securities, net	$-	44	-

Proceeds from sales of investment securities	$-	1,034	-

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$23,433	(222)	1,068	(21)	24,501	(243)
Collateralized mortgage obligations
Government sponsored enterprise issued	39,395	(365)	-	-	39,395	(365)
Government sponsored enterprise bonds	2,000	(1)	-	-	2,000	(1)
Municipal securities	32,141	(300)	–	–	32,141	(300)
Other debt securities	-	-	9,397	(603)	9,397	(603)
Certificates of deposit	489	(1)	-	-	489	(1)
	$97,458	(889)	10,465	(624)	107,923	(1,513)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$18,488	(163)	5,577	(85)	24,065	(248)
Collateralized mortgage obligations
Government sponsored enterprise issued	48,281	(300)	-	-	48,281	(300)
Government sponsored enterprise bonds	3,246	(4)	-	-	3,246	(4)
Municipal securities	9,409	(18)	5,555	(62)	14,964	(80)
Other debt securities	14,363	(647)	-	-	14,363	(647)
Certificates of deposit	976	(4)	-	-	976	(4)
	$94,763	(1,136)	11,132	(147)	105,895	(1,283)

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

As of December 31, 2016, the Company identified one municipal security that was deemed to be other-than-temporarily impaired.  The security was issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company's analysis of two securities in this municipality resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to these two securities as a sale occurred at a discounted price. During the year ended December 31, 2016, one of these municipal issuer bonds matured.  The Company received the full principal and interest on the bond and recovered $23,000 of previously recorded other-than-temporary impairment. As of December 31, 2016, the remaining impaired bond had an amortized cost of $116,000 and a total life-to-date impairment of $94,000.

As of December 31, 2016, the Company had one corporate debt security and one mortgage-backed security which had been in an unrealized loss position for twelve months or longer.  These securities were determined not to be other-than-temporarily impaired as of December 31, 2016. The Company has determined that the decline in fair value of these securities is not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other-than-temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

The following table presents the change in other-than-temporary credit related impairment charges on municipal securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit-related impairments on securities as of December 31, 2014	$117
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of December 31, 2015	117
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	-
Decrease in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	(23)
Credit-related impairments on securities as of December 31, 2016	$94

3)	Loans Receivable

Loans receivable at December 31, 2016 and 2015 are summarized as follows:

	December 31,
	2016	2015
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$392,817	381,992
Multi family	558,592	547,250
Home equity	21,778	24,326
Construction and land	18,179	19,148
Commercial real estate	159,401	118,820
Consumer	319	361
Commercial loans	26,798	23,037
Total loans receivable	$1,177,884	1,114,934

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company's Milwaukee metropolitan area and while 82.6% of the Company's loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.

Qualifying loans receivable totaling $911.9 million and $872.8 million are pledged as collateral against $295.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at both December 31, 2016 and December 31, 2015.

An analysis of past due loans receivable as of December 31, 2016 and 2015 follows:

	As of December 31, 2016
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$2,403	7	4,623	7,033	385,784	392,817
Multi family	376	-	401	777	557,815	558,592
Home equity	82	-	35	117	21,661	21,778
Construction and land	-	-	-	-	18,179	18,179
Commercial real estate	-	-	203	203	159,198	159,401
Consumer	-	-	-	-	319	319
Commercial loans	42	-	27	69	26,729	26,798
Total	$2,903	7	5,289	8,199	1,169,685	1,177,884

	As of December 31, 2015
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$851	1,133	6,503	8,487	373,505	381,992
Multi family	-	207	1,858	2,065	545,185	547,250
Home equity	255	96	110	461	23,865	24,326
Construction and land	-	-	238	238	18,910	19,148
Commercial real estate	57	-	223	280	118,540	118,820
Consumer	-	-	-	-	361	361
Commercial loans	-	-	-	-	23,037	23,037
Total	$1,163	1,436	8,932	11,531	1,103,403	1,114,934

(1)	Includes $148,000 and $315,000 for December 31, 2016 and 2015, respectively, which are on non-accrual status.
(2)	Includes $- and $467,000 for December 31, 2016 and 2015, respectively, which are on non-accrual status.
(3)	Includes $4.4 million and $7.9 million for December 31, 2016 and 2015, respectively, which are on non-accrual status.

As of December 31, 2016 and 2015, there are no loans that are 90 or more days past due and still accruing interest.

A summary of the activity for the years ended 2016, 2015 and 2014 in the allowance for loan losses follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2016
Balance at beginning of period	$7,763	5,000	433	904	1,680	9	396	16,185
Provision for loan losses	(407)	146	7	43	271	3	317	380
Charge-offs	(1,003)	(489)	(112)	(3)	-	-	-	(1,607)
Recoveries	811	152	36	72	-	-	-	1,071
Balance at end of period	$7,164	4,809	364	1,016	1,951	12	713	16,029

Year ended December 31, 2015
Balance at beginning of period	$9,877	5,358	422	687	1,951	8	403	18,706
Provision for loan losses	1,092	931	(27)	243	(266)	(1)	(7)	1,965
Charge-offs	(3,855)	(2,281)	(72)	(84)	(45)	(3)	-	(6,340)
Recoveries	649	992	110	58	40	5	-	1,854
Balance at end of period	$7,763	5,000	433	904	1,680	9	396	16,185

Year ended December 31, 2014
Balance at beginning of period	$11,549	7,211	1,807	1,613	1,402	34	648	24,264
Provision for loan losses	(1,081)	3,205	(1,208)	(505)	721	(27)	45	1,150
Charge-offs	(2,424)	(5,247)	(191)	(496)	(199)	(5)	(293)	(8,855)
Recoveries	1,833	189	14	75	27	6	3	2,147
Balance at end of period	$9,877	5,358	422	687	1,951	8	403	18,706

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2016 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$499	-	79	-	83	-	1	662
Allowance related to loans collectively evaluated for impairment	6,665	4,809	285	1,016	1,868	12	712	15,367

Balance at end of period	$7,164	4,809	364	1,016	1,951	12	713	16,029

Loans individually evaluated for impairment	$10,920	3,941	442	-	718	-	41	16,062

Loans collectively evaluated for impairment	381,897	554,651	21,336	18,179	158,683	319	26,757	1,161,822
Total gross loans	$392,817	558,592	21,778	18,179	159,401	319	26,798	1,177,884

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2015 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$1,114	242	108	3	106	-	3	1,576
Allowance related to loans collectively evaluated for impairment	6,649	4,758	325	901	1,574	9	393	14,609

Balance at end of period	$7,763	5,000	433	904	1,680	9	396	16,185

Loans individually evaluated for impairment	$18,385	5,100	472	1,795	1,766	-	27	27,545

Loans collectively evaluated for impairment	363,607	542,150	23,854	17,353	117,054	361	23,010	1,087,389
Total gross loans	$381,992	547,250	24,326	19,148	118,820	361	23,037	1,114,934

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of December 31, 2016 and 2015:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At December 31, 2016	(In Thousands)
Substandard	$12,845	1,427	428	-	717	-	41	15,458
Watch	10,509	3,975	149	436	1,389	-	3,671	20,129
Pass	369,463	553,190	21,201	17,743	157,295	319	23,086	1,142,297
	$392,817	558,592	21,778	18,179	159,401	319	26,798	1,177,884

At December 31, 2015	(In Thousands)
Substandard	$19,148	2,553	684	1,794	1,766	-	55	26,000
Watch	11,352	3,634	128	-	1,161	-	402	16,677
Pass	351,492	541,063	23,514	17,354	115,893	361	22,580	1,072,257
	$381,992	547,250	24,326	19,148	118,820	361	23,037	1,114,934

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an appropriate allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers' loan committee review and approval of all loans in excess of $500,000.  In addition, an independent loan review function exists for all loans.  Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans.  To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, over four-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship exceed $10.0 million in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage.  Watch loans have potential weaknesses that deserve management's attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit.  Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged.  These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

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

The following tables present data on impaired loans at December 31, 2016 and 2015.

	As of or for the Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid YTD
Total Impaired with Reserve
One- to four-family	$3,007	3,007	499	-	3,063	88
Multi family	-	-	-	-	-	-
Home equity	188	188	79	-	198	15
Construction and land	-	-	-	-	-	-
Commercial real estate	280	689	83	409	295	15
Consumer	-	-	-	-	-	-
Commercial	1	1	1	-	2	-
	$3,476	3,885	662	409	3,558	118

Total Impaired with no Reserve

One- to four-family	$7,913	9,245	-	1,332	8,150	401
Multi family	3,941	4,952	-	1,011	4,005	230
Home equity	254	254	-	-	258	9
Construction and land	-	-	-	-	-	-
Commercial real estate	438	438	-	-	442	13
Consumer	-	-	-	-	-	-
Commercial	40	40	-	-	46	2
	$12,586	14,929	-	2,343	12,901	655

Total Impaired

One- to four-family	$10,920	12,252	499	1,332	11,213	489
Multi family	3,941	4,952	-	1,011	4,005	230
Home equity	442	442	79	-	456	24
Construction and land	-	-	-	-	-	-
Commercial real estate	718	1,127	83	409	737	28
Consumer	-	-	-	-	-	-
Commercial	41	41	1	-	48	2
	$16,062	18,814	662	2,752	16,459	773

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
The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $12.6 million of impaired loans as of December 31, 2016 for which no allowance has been provided, $2.3 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan's net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

The following presents data on troubled debt restructurings:

	As of December 31, 2016
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$3,296	3	$2,399	34	$5,695	37
Multi family	2,514	1	1,427	5	3,941	6
Home equity	49	1	97	1	146	2
Commercial real estate	295	1	60	1	355	2

	$6,154	6	$3,983	41	$10,137	47

	As of December 31, 2015
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$3,900	4	$5,739	45	$9,639	49
Multi family	2,546	1	2,317	7	4,863	8
Home equity	-	-	98	1	98	1
Construction and land	1,556	2	-	-	1,556	2
Commercial real estate	1,306	1	77	1	1,383	2

	$9,308	8	$8,231	54	$17,539	62

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At December 31, 2016, $10.1 million in loans had been modified in troubled debt restructurings and $4.0 million of these loans were included in the non-accrual loan total.  The remaining $6.2 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $293,000 valuation allowance has been established as of December 31, 2016 with respect to the $10.1 million in troubled debt restructurings.  As of December 31, 2015, $996,000 in valuation allowance had been established with respect to the $17.5 million in troubled debt restructurings.

If an updated credit department review indicates no other evidence of elevated credit risk and the borrower completes a minimum of six consecutive contractual payments, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type at December 31, 2016 and 2015:

	As of December 31, 2016
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$8,221	22	761	2	8,982	24
Principal forbearance	49	1	-	-	49	1
Interest reduction	1,106	22	-	-	1,106	22
	$9,376	45	761	2	10,137	47

	As of December 31, 2015
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$13,971	30	1,012	5	14,983	35
Principal forbearance	97	1	-	-	97	1
Interest reduction	2,459	26	-	-	2,459	26
	$16,527	57	1,012	5	17,539	62

The following presents data on troubled debt restructurings:

	For the Year Ended
	December 31, 2016		December 31, 2015
	Amount	Number	Amount	Number
	(Dollars in Thousands)
Loans modified as a troubled debt restructure
One- to four-family	$-	-	186	3
Multi family	-	-	819	2
Home equity	49	1	-	-
	$49	1	1,005	5

There were no troubled debt restructurings for which there was a default during the year ended December 31, 2016.  There were four troubled debt restructurings for which there was a default during the year ended December 31, 2015, which totaled $935,000 and were primarily made up of multi family loans.

The following table presents data on non-accrual loans:

	As of December 31,
	2016	2015
	(Dollars in Thousands)
Residential
One- to four-family	$7,623	13,888
Multi family	1,427	2,553
Home equity	344	437
Construction and land	-	239
Commercial real estate	422	460
Commercial	41	27
Consumer	-	-
Total non-accrual loans	$9,857	17,604

Total non-accrual loans to total loans	0.84%	1.58%
Total non-accrual loans to total assets	0.55%	1.00%

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2016	2015
	(In Thousands)
Land	$6,668	6,668
Office buildings and improvements	30,319	29,990
Furniture and equipment	12,868	12,655
	49,855	49,313
Less accumulated depreciation	(26,200)	(23,985)
	$23,655	25,328

Depreciation of premises and equipment totaled $2.6 million, $3.1 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company and certain subsidiaries are obligated under non-cancelable operating leases for other facilities and equipment.  Rent and equipment lease expense totaled $4.4 million, $3.8 million and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The appropriate minimum annual commitments under all non-cancelable lease agreements as of December 31, 2016 are as follows:

Operating leases
(In Thousands)
Within one year	$2,926
One to two years	2,254
Two to three years	1,422
Three to four years	968
Four through five years	625
After five years	1,645
Total	$9,840

5)	Real Estate Owned

Real estate owned is summarized as follows:

	December 31,
	2016	2015
	(In Thousands)
One- to four-family	$2,141	4,610
Multi-family	-	209
Construction and land	5,082	5,262
Commercial real estate	300	300
Total	7,523	10,381
Valuation allowance at end of period	(1,405)	(1,191)
Total real estate owned, net	$6,118	9,190

The following table presents the activity in real estate owned:

	Year Ended December 31,
	2016	2015
	(In Thousands)
Real estate owned at beginning of period	$9,190	18,706
Transferred in from loans receivable	4,590	15,580
Sales	(7,006)	(23,413)
Write downs	(656)	(2,202)
Other activity	-	519
Real estate owned at end of period	$6,118	9,190

6)	Mortgage Servicing Rights

The following table presents the activity related to the Company's mortgage servicing rights:

	Year ended December 31,
	2016	2015
	(In Thousands)
Mortgage servicing rights at beginning of the period	$1,422	$2,511
Additions	1,436	3,838
Amortization	(598)	(481)
Sales	-	(4,446)
Mortgage servicing rights at end of the period	2,260	1,422
Valuation allowance at end of period	-	-
Mortgage servicing rights at the end of the period, net	$2,260	$1,422

During the twelve months ended December 31, 2016, on a consolidated basis, $2.38 billion, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank, in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $2.32 billion, generating mortgage banking income of $121.1 million. The unpaid principal balance of loans serviced for others was $318.6 million and $176.4 million at December 31, 2016 and December 31, 2015 respectively. These loans are not reflected in the consolidated statements of financial condition.

During the twelve months ended December 31, 2016, the Company did not sell any mortgage servicing rights. During the twelve months ended December 31, 2015, the Company sold mortgage servicing rights related to $580.2 million in loans receivable and with a book value of $4.4 million for $5.3 million resulting in a gain on sale of $901,000.

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2016 for the periods indicated:

		(In Thousands)
Estimate for the years ended December 31:	2017	$418
2018		374
2019		330
2020		285
2021		242
Thereafter		611
Total		$2,260

7)	Deposits

The aggregate amount of time deposit accounts with balances greater than $250,000 at December 31, 2016 and 2015 amounted to $44.5 million and $37.7 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2016	2015	2014
	(In Thousands)
Interest-bearing demand deposits	$19	20	16
Money market and savings deposits	392	197	113
Time deposits	6,953	5,662	4,797
	$7,364	5,879	4,926

A summary of the contractual maturities of time deposits at December 31, 2016 is as follows:

(In Thousands)
Within one year	$469,269
One to two years	183,330
Two to three years	8,745
Three to four years	3,297
Four through five years	1,943
$666,584

8)	Borrowings

Borrowings consist of the following:

	December 31, 2016		December 31, 2015
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreements	$8,155	3.52%	7,203	3.19%
Federal Home Loan Bank, Chicago advances	65,000	0.61%	-	-

Long term:
Federal Home Loan Bank advances maturing:
2016	-	-	220,000	4.34%
2017	65,000	3.19%	65,000	3.19%
2018	65,000	2.97%	65,000	2.97%
2021	100,000	0.78%	-	-

Repurchase agreements maturing:
2017	84,000	3.96%	84,000	3.96%
	$387,155	2.27%	441,203	3.88%

The short-term repurchase agreements represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed.  The short-term repurchase agreement had a $8.2 million balance on a total commitment of $35.0 million at December 31, 2016.

The $65.0 million in short-term consist of two advances totaling $25.0 million with a fixed rate of 0.70% and a maturity date of January 3, 2017 and one advance for $40.0 million with a fixed rate of 0.55% and a maturity date of January 23, 2017.

The $65.0 million in advances due in 2017 consist of three advances with fixed rates ranging from 3.09% to 3.46% callable quarterly until maturity.

The $65.0 million in advances due in 2018 consist of three advances with fixed rates ranging from 2.73% to 3.11% callable quarterly until maturity.

The $100.0 million in advances due in 2021 consist of two advances totaling $50.0 million with fixed rates ranging from 0.67% to 0.73% with a FHLB quarterly call option beginning in June 2018 and one advance for $50.0 million with a fixed rate of 0.85% with a FHLB quarterly call option beginning in September 2018.

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $93.2 million at December 31, 2016.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 79% of the carrying value of unencumbered one- to four-family mortgage loans, 51% of the carrying value of home equity loans and 75% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $13.3 million at December 31, 2016 and $19.5 million at December 31, 2015. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

9)	Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements, or overall financial performance deemed by the regulators to be inadequate, can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier I capital ratio, increased the minimum Tier 1 capital ratio requirements and implemented a new capital conservation buffer. The rules also permitted certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and the Bank have made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

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

The actual and required capital amounts and ratios as of December 31, 2016 and 2015 are presented in the table below:

		December 31, 2016
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	$426,496	32.23%	105,870	8.00%	114,141	8.625%	N/A	N/A
WaterStone Bank	389,602	29.50%	105,641	8.00%	113,895	8.625%	132,052	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	410,467	31.02%	79,402	6.00%	87,673	6.625%	N/A	N/A
WaterStone Bank	373,573	28.29%	79,231	6.00%	87,484	6.625%	105,641	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	410,467	31.02%	59,552	4.50%	67,823	5.125%	N/A	N/A
WaterStone Bank	373,573	28.29%	59,423	4.50%	67,676	5.125%	85,834	6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial , Inc.	410,467	23.20%	70,760	4.00%	N/A	N/A	N/A	N/A
WaterStone Bank	373,573	21.17%	70,573	4.00%	N/A	N/A	88,216	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	373,573	20.90%	107,247	6.00%	N/A	N/A	N/A	N/A

		December 31, 2015
		(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	$405,947	33.41%	97,207	8.00%	N/A	N/A	N/A	N/A
WaterStone Bank	374,435	30.92%	96,885	8.00%	N/A	N/A	121,106	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	390,747	32.16%	72,905	6.00%	N/A	N/A	N/A	N/A
WaterStone Bank	359,284	29.67%	72,664	6.00%	N/A	N/A	96,885	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	390,747	32.16%	54,679	4.50%	N/A	N/A	N/A	N/A
WaterStone Bank	359,284	29.67%	54,498	4.50%	N/A	N/A	78,719	6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial , Inc.	390,747	22.20%	70,417	4.00%	N/A	N/A	N/A	N/A
WaterStone Bank	359,284	20.45%	70,286	4.00%	N/A	N/A	87,857	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	359,284	20.43%	105,493	6.00%	N/A	N/A	N/A	N/A

10)	Stock Based Compensation

Stock-Based Compensation Plan

In 2006, the Company's shareholders approved the 2006 Equity Incentive Plan.  All stock awards granted under this plan vest over a period of five years and are required to be settled in shares of the Company's common stock.  The exercise price for all stock options granted is equal to the quoted NASDAQ market closing price on the date that the awards were granted and expire ten years after the grant date, if not exercised.  All restricted stock grants are issued from previously unissued shares.

In 2015, the Company's shareholders approved the 2015 Equity Incentive Plan. A total of 2,530,000 stock options and 1,012,000 restricted shares were approved for award.  The 665,000 stock options granted to employees under this plan vest over a period of five years. The 600,000 stock option awards granted to directors under this plan vest over a period of eight years. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The 385,500 restricted stock awards granted to employees under this plan vest in five installments over four years with one installment vesting immediately. The 184,000 stock awards granted to directors under this plan vest in eight installments over seven years with one installment vesting immediately. The fair value of the awards were  equal to the quoted NASDAQ market closing price on the vest date.

Accounting for Stock-Based Compensation Plan

The fair value of stock options granted is estimated on the grant date using a Black-Scholes pricing model.   The fair value of restricted shares is equal to the quoted NASDAQ market closing price on the date of grant.  The fair value of stock grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants.  Compensation expense is included in compensation, payroll taxes and other employee benefits in the consolidated statements of income.

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of a peer group including Waterstone Financial, Inc. stock from approximately five years prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the years ended December 31, 2016 and 2015.

	2016		2015
	Minimum	Maximum	Minimum	Maximum
Dividend Yield	1.46%	2.56%	1.45%	1.57%
Risk-free interest rate	1.22%	2.04%	1.60%	1.72%
Expected volatility	27.17%	31.47%	28.24%	31.88%
Weighted average expected life	4.5	5.5	4.5	5.0
Weighted average per share value of options	$2.84	4.52	3.08	3.24

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

A summary of the Company's stock option activity for the years ended December 31, 2016, 2015 and 2014 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Years Remaining in Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding December 31, 2013	1,098,947	$12.11	4.18	2,744
Options exercisable at December 31, 2013	870,707	14.23	3.28	636

Granted	-	-		-
Exercised	(31,624)	1.73		361
Forfeited	(96,576)	13.33		(18)
Outstanding December 31, 2014	970,747	12.33	3.32	797
Options exercisable at December 31, 2014	824,803	14.16	2.67	(829)

Granted	1,210,000	12.79		1,584
Exercised	(62,276)	1.90		760
Forfeited	(15,424)	13.42		10
Outstanding December 31, 2015	2,103,047	12.90	6.15	2,533
Options exercisable at December 31, 2015	810,255	14.25	1.63	(123)

Granted	55,000	15.54		151
Exercised	(736,548)	15.04		2,388
Forfeited	(59,000)	13.15		303
Outstanding December 31, 2016	1,362,499	11.83	7.74	8,785
Options exercisable at December 31, 2016	304,595	9.66	6.44	2,625

The following table summarizes information about the Company's stock options outstanding at December 31, 2016.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price	Remaining Life (Years)
Range of Exercise Prices
$0.01 - $5.00	138,811	$2.24	4.68	94,909	$2.45	4.52
$5.01 - $10.00	-	-	-	-	-	-
$10.01 - $15.00	1,194,973	12.82	8.16	195,971	12.73	7.80
Over $15.01	28,715	17.31	5.37	13,715	15.74	0.33
	1,362,499	$11.83	7.74	304,595	$9.66	6.44

The following table summarizes information about the Company's nonvested stock option activity for the years ended December 31, 2016 and 2015:

Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2014	145,944	$1.32
Granted	1,210,000	3.23
Vested	(55,957)	2.20
Forfeited	(7,195)	3.19
Nonvested at December 31, 2015	1,292,792	3.09

Nonvested at December 31, 2015	1,292,792	$3.09
Granted	55,000	3.46
Vested	(230,888)	2.86
Forfeited	(59,000)	3.19
Nonvested at December 31, 2016	1,057,904	3.16

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  During the year ended December 31, 2016, 55,000 options were granted, 59,000 were forfeited, of which none were vested.  During the year ended December 31, 2015, 1,210,000 options were granted, 15,424 were forfeited, of which 8,229 were vested.  During the year ended December 31, 2014, no options were granted and 96,576 were forfeited, of which 82,297 were vested.  Expense for the stock options granted of $641,000, $580,000 and $80,000 was recognized during the years ended December 31, 2016, 2015 and 2014, respectively.  At December 31, 2016, the Company had $2.8 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 59 months.

The following table summarizes information about the Company's restricted stock shares activity for the years ended December 31, 2016 and 2015:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	49,380	$1.73
Granted	549,500	12.77
Vested	(110,559)	11.11
Forfeited	-	-
Nonvested at December 31, 2015	488,321	12.03

Nonvested at December 31, 2015	488,321	12.03
Granted	20,000	14.84
Vested	(109,559)	11.17
Forfeited	(20,000)	12.75
Nonvested at December 31, 2016	378,762	12.39

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  During the year ended December 31, 2016, 20,000 shares of restricted stock were granted and 20,000 shares were forfeited.  During the year ended December 31, 2015, 549,500 shares of restricted stock were granted and no shares were forfeited.  Expense for the restricted stock awards of $1.3 million, $2.2 million and $28,000 was recorded for the years ended December 31, 2016, 2015 and 2014, respectively.  At December 31, 2016, the Company had $3.6 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 42 months.

11)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank's plan.  Waterstone Mortgage employees over 18 years of age are eligible to participate in its plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made matching contributions of $759,000, $595,000 and $488,000 to the plans during the years ended December 31, 2016, 2015 and 2014 respectively.

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

During the year ended December 31, 2014, the Plan borrowed an additional $23.8 million from the Company, refinanced the remaining 83,561 shares (related to the 2005 Plan purchase), and purchased an additional 2,024,000 shares of common stock of the Company in the open market.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-twentieth of the total 2,107,561 shares are scheduled to be released annually as shares are earned over a period of twenty years, beginning with the period ended December 31, 2014.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as "Unearned ESOP shares" in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $1.6 million, $1.4 million and $1.2 million, respectively for the years ended December 31, 2016, 2015 and 2014.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, 2016 and 2015 is as follows:

	2016	2015
Beginning ESOP shares	1,896,805	2,002,183
Shares committed to be released	(105,378)	(105,378)
Unreleased shares	1,791,427	1,896,805

Fair value of unreleased shares (in millions)	$33.0	26.7

13)	Income Taxes

The provision for income taxes for the year ended December 31, 2016, 2015 and 2014 consists of the following:

	Years ended December 31,
	2016	2015	2014
	(In Thousands)
Current:
Federal	$12,255	8,061	3,158
State	2,643	1,342	301
	14,898	9,403	3,459
Deferred:
Federal	1,084	(447)	2,578
State	480	293	1,138
	1,564	(154)	3,716
Total	$16,462	9,249	7,175

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2016, 2015 and 2014 as follows:

	Years ended December 31,
	2016	2015	2014
	(Dollars In Thousands)
Income before income taxes	$41,994	25,819	19,907
Tax at Federal statutory rate (35%)	14,698	9,037	6,967
Add (deduct) effect of:
State income taxes net of Federal income tax benefit	2,030	1,063	936
Cash surrender value of life insurance	(619)	(496)	(451)
Non-deductible ESOP and stock option expense	268	181	39
Tax-exempt interest income	(529)	(552)	(514)
Non-deductible compensation	254	154	170
Stock option write off	773	-	-
Stock compensation	(517)	-	-
Other	104	(138)	28
Income tax provision	16,462	9,249	7,175
Effective tax rate	39.2%	35.8%	36.0%

The significant components of the Company's net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2016 and 2015:

	December 31,
	2016	2015
Gross deferred tax assets:	(In Thousands)
Fixed assets	$729	765
Compensation agreements	27	96
Restricted stock and stock options	638	1,363
Allowance for loan losses	6,109	6,285
Repurchase reserve for loans sold	183	192
Real estate owned	1,529	1,643
Nonaccrual interest	531	709
Capital loss carryforward	21	441
Unrealized loss on impaired securities	36	45
Other	313	165
Total gross deferred tax assets	10,116	11,704
Gross deferred tax liabilities:
Unrealized gain on securities available for sale, net	(81)	(701)
Mortgage servicing rights	(894)	(575)
FHLB stock	(303)	(728)
Deferred loan fees	(820)	(738)
Deferred liabilities	(2,098)	(2,742)
Net deferred tax assets	$8,018	8,962

The Company had a Wisconsin net operating loss carry forward of $28,000 at December 31, 2016 which will begin to expire in 2028. The Company has a capital loss carry forward of $56,000 which will expire if unused as of December 31, 2017.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2016 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and combined state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to state income tax examinations by certain state tax authorities for years before 2012 or subject to federal tax examinations for the years before 2014.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of December 31, 2016 and December 31, 2015.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In thousands)
December 31, 2016
Repurchase Agreements
Short-term	$8,155	-	8,155	8,155	-
Long-term	84,000	-	84,000	84,000	-
	$92,155	-	92,155	92,155	-

December 31, 2015
Repurchase Agreements
Short-term	$7,203	-	7,203	7,203	-
Long-term	84,000	-	84,000	84,000	-
	$91,203	-	91,203	91,203	-

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

	December 31,
	2016	2015
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans(1)	$30,903	10,307
Commitments to extend credit under home equity lines of credit	14,367	14,173
Unused portion of construction loans	21,137	25,545
Unused portion of business lines of credit	15,095	16,392
Standby letters of credit	333	566
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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2016 and 2015.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At December 31, 2016, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $253.1 million and interest rate lock commitments with an aggregate notional amount of approximately $178.0 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2016 included a loss of $69,000 that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2016 included a gain of $3.4 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of representations and warranties. The Company's agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2016	Level 1	Level 2	Level 3
	(In Thousands)
Available for sale securities
Mortgage-backed securities	$73,413	-	73,413	-
Collateralized mortgage obligations
Government sponsored enterprise issued	62,002	-	62,002	-
Government sponsored enterprise bonds	2,503	-	2,503	-
Municipal securities	70,696	-	70,696	-
Other debt securities	16,950	2,541	14,409	-
Certificates of deposit	1,231	-	1,231	-
Loans held for sale	225,248	-	225,248	-
Mortgage banking derivative assets	3,403	-	-	3,403
Mortgage banking derivative liabilities	69	-	-	69

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Available for sale securities
Mortgage-backed securities	$96,667	-	96,667	-
Collateralized mortgage obligations
Government sponsored enterprise issued	70,428	-	70,428	-
Government sponsored enterprise bonds	3,746	-	3,746	-
Municipal securities	79,159	-	79,159	-
Other debt securities	16,963	2,600	14,363	-
Certificates of deposit	2,695	-	2,695	-
Loans held for sale	166,516	-	166,516	-
Mortgage banking derivative assets	2,313	-	-	2,313
Mortgage banking derivative liabilities	125	-	-	125

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

Mortgage banking derivatives, net

Balance at December 31, 2014	$999

Transfer into level 3	-
Mortgage derivative gain, net	1,189
Balance at December 31, 2015	2,188

Transfer into level 3	-
Mortgage derivative gain, net	1,146
Balance at December 31, 2016	$3,334

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2016	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$2,814	-	-	2,814
Real estate owned	6,118	-	-	6,118

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$8,024	-	-	8,024
Real estate owned	9,190	-	-	9,190
_________
(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2016, loans determined to be impaired with an outstanding balance of $3.5 million were carried net of specific reserves of $662,000 for a fair value of $2.8 million.  At December 31, 2015, loans determined to be impaired with an outstanding balance of $9.6 million were carried net of specific reserves of $1.6 million for a fair value of $8.0 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the fair value of real estate owned totaled $656,000 and $2.2 million during the year ended December 31, 2016 and 2015, respectively and are recorded in real estate owned expense. At December 31, 2016 and December 31, 2015, real estate owned totaled $6.1 million and $9.2 million, respectively.

Mortgage servicing rights -  The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  For the purpose of measuring impairment, mortgage servicing rights are stratified based upon predominant risk characteristics of the underlying loans.  At December 31, 2016 and December 31, 2015, there was no impairment identified for mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant Unobservable Input Value
	December 31, 2016	Valuation Technique	Unobservable Inputs	Minimum Value	Maximum Value
Mortgage banking derivatives	$3,334	Pricing models	Pull through rate	52.4%	99.9%
Impaired loans	2,814	Market approach	Discount rates applied to appraisals	15.0%	35.0%
Real estate owned	6,118	Market approach	Discount rates applied to appraisals	9.5%	85.7%
Mortgage servicing rights	3,232	Pricing models	Prepayment rate	6.7%	29.4%
			Discount rate	10.0%	12.0%
			Cost to service	$76.00	$713.00
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

The carrying amounts and fair values of the Company's financial instruments consist of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016					December 31, 2015
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$47,217	47,217	34,967	12,250	-	100,471	100,471	100,471	-	-
Securities available-for-sale	226,795	226,795	2,541	224,254	-	269,658	269,658	2,600	267,058	-
Loans held for sale	225,248	225,248	-	225,248	-	166,516	166,516	-	166,516	-
Loans receivable	1,177,884	1,212,967	-	-	1,212,967	1,114,934	1,165,370	-	-	1,165,370
FHLB stock	13,275	13,275	-	13,275	-	19,500	19,500	-	19,500	-
Accrued interest receivable	4,281	4,281	4,281	-	-	4,108	4,108	4,108	-	-
Mortgage servicing rights	2,260	3,232	-	-	3,232	1,422	1,658	-	-	1,658
Mortgage banking derivative assets	3,403	3,403	-	-	3,403	2,313	2,313	-	-	2,313

Financial Liabilities
Deposits	949,411	949,825	282,827	666,998	-	893,361	894,015	243,304	650,711	-
Advance payments by borrowers for taxes	4,716	4,716	4,716	-	-	3,661	3,661	3,661	-	-
Borrowings	387,155	390,932	-	390,932	-	441,203	463,238	-	463,238	-
Accrued interest payable	916	916	916	-	-	1,642	1,642	1,642	-	-
Mortgage banking derivative liabilities	69	69	-	-	69	125	125	-	-	125

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

	For the year ended December 31,
	2016	2015	2014
	(In Thousands, except per share amounts)
Net income	25,532	16,570	12,732
Net income available to unvested restricted stockholders	15	19	19
Net income available to common stockholders	$25,517	16,551	12,713

Weighted average shares outstanding	27,037	29,161	33,406
Effect of dilutive potential common shares	337	270	237
Diluted weighted average shares outstanding	27,374	29,431	33,643

Basic income per share	$0.94	0.57	0.38
Diluted income per share	$0.93	0.56	0.38

19)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2016	2015
	(In Thousands)
Assets
Cash and cash equivalents	$37,989	30,833
Securities available for sale (at fair value)	2,541	2,600
Investment in subsidiaries	373,705	359,191
Other assets	170	904
Total Assets	$414,405	393,528

Liabilities and shareholders' equity
Liabilities:
Other liabilities	3,715	1,598
Shareholders' equity
Preferred Stock (par value $.01 per share), Authorized - 50,000,000 shares in 2016 and 2015, no shares issued	-	-
Common stock (par value $.01 per share), Authorized - 100,000,000 shares in 2016 and in 2015, Issued - 29,430,123 in 2016 and 29,407,455 in 2015, Outstanding - 29,430,123 in 2016 and 29,407,455 in 2015	294	294
Additional paid-in-capital	322,934	317,022
Retained earnings	184,565	168,089
Unearned ESOP shares	(20,178)	(21,365)
Cost of shares repurchased (5,908,150 in 2016 and 5,624,415 in 2015), at cost	(76,547)	(72,692)
Accumulated other comprehensive (loss) income (net of taxes)	(378)	582
Total shareholders' equity	410,690	391,930
Total liabilities and shareholders' equity	$414,405	393,528

Statements of Operations

	For the year ended December 31,
	2016	2015	2014
	(In Thousands)

Interest income	$716	770	1,078
Equity in income of subsidiaries	26,309	16,513	12,431
Total income	27,025	17,283	13,509

Compensation	-	-	52
Professional fees	34	24	2
Other expense	553	586	370
Total expense	587	610	424

Income before income tax expense	26,438	16,673	13,085

Income tax expense	906	103	353
Net income	$25,532	16,570	12,732

Statements of Cash Flows

	For the year ended December 31,
	2016	2015	2014
	(In Thousands)
Cash flows from operating activities
Net income	$25,532	16,570	12,732
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned ESOP	1,633	1,385	1,217
Stock based compensation	1,913	2,817	109
Deferred income taxes	854	49	80
Equity in earnings of subsidiaries	(26,309)	(16,513)	(12,431)
Change in other assets and liabilities	(2,031)	(1,286)	599
Net cash provided by operating activities	1,592	3,022	2,306

Cash flows used in investing activities:
Capital contributions to subsidiary	-	-	(124,211)
Call of debt securities	-	-	2,609
Net cash used in investing activities	-	-	(121,602)

Dividends received from subsidiary	12,783	4,678	-
Cash dividends on common stock	(6,917)	(5,869)	(5,003)
Financing for purchase of ESOP shares	-	-	(22,884)
Proceeds from stock option exercises	3,556	113	49
Proceeds/refunds from stock offering	-	-	248,422
Purchase of common stock returned to authorized but unissued	(3,858)	(72,748)	-
Net cash provided by (used in) financing activities	5,564	(73,826)	220,584
Net increase (decrease) in cash	7,156	(70,804)	101,288
Cash and cash equivalents at beginning of year	30,833	101,637	349
Cash and cash equivalents at end of year	$37,989	30,833	101,637

20)	Segment Reporting

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

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the primary purpose of sale in the secondary market. Mortgage banking products and services are provided by offices in 22 states.

	As of or for the Year ended December 31, 2016
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income	$42,940	216	288	43,444
Provision for loan losses	200	180	-	380
Net interest income after provision for loan losses	42,740	36	288	43,064

Noninterest income	4,619	122,842	(1,096)	126,365

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	17,192	78,288	(424)	95,056
Occupancy, office furniture, and equipment	3,165	6,182	-	9,347
FDIC insurance premiums	615	-	-	615
Real estate owned	399	-	-	399
Other	4,979	17,549	(510)	22,018
Total noninterest expenses	26,350	102,019	(934)	127,435
Income before income taxes	21,009	20,859	126	41,994
Income taxes	7,006	8,550	906	16,462
Net income	$14,003	12,309	(780)	25,532

Total Assets	$1,794,697	252,864	(256,942)	1,790,619

	As of or for the Year ended December 31, 2015
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income	$37,735	759	350	38,844
Provision for loan losses	1,600	365	-	1,965
Net interest income after provision for loan losses	36,135	394	350	36,879

Noninterest income	3,493	101,499	(518)	104,474

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	16,462	65,712	(421)	81,753
Occupancy, office furniture and equipment	3,278	6,009	-	9,287
FDIC insurance premiums	1,058	-	-	1,058
Real estate owned	2,649	15	-	2,664
Other	4,512	16,169	91	20,772
Total noninterest expenses	27,959	87,905	(330)	115,534
Income before income taxes	11,669	13,988	162	25,819
Income taxes	3,419	5,727	103	9,249
Net income	$8,250	8,261	59	16,570

Total Assets	$1,729,582	188,324	(155,177)	1,762,729

	As of or for the Year ended December 31, 2014
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$39,591	1,051	665	41,307
Provision for loan losses	750	400	-	1,150
Net interest income after provision for loan losses	38,841	651	665	40,157

Noninterest income	3,264	81,710	(406)	84,568

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	14,915	54,626	(369)	69,172
Occupancy, office furniture and equipment	3,350	7,019	-	10,369
FDIC insurance premiums	1,395	-	-	1,395
Real estate owned	2,473	9	-	2,482
Other	4,819	16,616	(35)	21,400
Total noninterest expenses	26,952	78,270	(404)	104,818
Income before income taxes	15,153	4,091	663	19,907
Income taxes	5,173	1,649	353	7,175
Net income	$9,980	2,442	310	12,732

Total Assets	$1,758,707	145,980	(121,307)	1,783,380

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

As of December 31, 2016, management assessed the effectiveness of the Company's internal control over financial reporting based on criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2016 is effective.

RSM US LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, is included below under the heading "Report of Independent Registered Public Accounting Firm."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Waterstone Financial, Inc.

We have audited Waterstone Financial, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Waterstone Financial, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Waterstone Financial, Inc. and Subsidiaries' maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Waterstone Financial, Inc. and Subsidiaries and our report dated March 3, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Milwaukee, Wisconsin
March 3, 2017

Item 9B.       Other Information.

None

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

The information in the Company's definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption "Proposal 1 - Election of Directors" and compliance with Section 16 reporting requirements under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" continued below and information concerning corporate governance under the caption "Other Board and Corporate Governance Matters" and "Board Meetings and Committees" in Part I hereof is incorporated herein by reference.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 59	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
William F. Bruss, 47	General Counsel, Executive Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Mark R. Gerke, 42	Chief Financial Officer and Vice President of Waterstone Financial and of WaterStone Bank	2016
Rebecca M. Arndt, 49	Senior Vice President – Retail Operations of WaterStone Bank	2006
Eric J. Egenhoefer, 41	President of Waterstone Mortgage Corporation	2008
Kevin P. Gillespie, 59	Chief Operating Officer of Waterstone Mortgage Corporation	2014

*	Excluding directorships and excluding positions with Bank subsidiary that do not constitute a substantial part of the officers' duties.

Item 11.      Executive Compensation

The information in the Company's definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," and "Compensation Committee Report" is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company's definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Beneficial Ownership of Common Stock" is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2016 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2006 Equity Incentive Plan	1,362,496	(1)	$4.01	277,197
2015 Equity Incentive Plan	1,750,500	(2)	$12.90	1,791,500
__________
(1)
Consists of 996,335 shares reserved for grants of stock options and 366,161 shares reserved for grants of restricted stock.  On December 31, 2016, 163,499 options were outstanding with a weighted average exercise price of $4.01 of which 119,597 were exercisable as of that date.

(2)
Consists of 1,201,000 shares reserved for grants of stock options and 549,500 shares reserved for grants of restricted stock.  On December 31, 2016, 1,199,000 options were outstanding with a weighted average exercise price of $12.90 of which 184,998 were exercisable as of that date.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information in the Company's definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Transactions with Certain Related Parties" and "Board Meetings and Committees" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company's definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Proposal 3 - Ratification of the Appointment of Our Independent Registered Public Accounting Firm," is incorporated herein by reference.

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
1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

Report of RSM US LLP, Independent Registered Public Accounting Firm, on consolidated financial statements.

Consolidated Statements of Financial Condition – December 31, 2016 and 2015.

Consolidated Statements of Operations – Years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income  – Years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Changes in Shareholders' Equity – Years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

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

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERSTONE FINANCIAL, INC.
March 3, 2017

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
Chief Operating Officer

/s/Michael L. Hansen
Michael L. Hansen, Director

/s/Kristine A. Rappé
Kristine A. Rappé, Director

/s/Stephen J. Schmidt
Stephen J. Schmidt, Director

*Each of the above signatures is affixed as of March 3, 2017.

WATERSTONE FINANCIAL, INC
("Waterstone Financial" or the "Company")
Commission File No. 000-51507

EXHIBIT INDEX
TO
2016 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2016:

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