Form 10-Q
period 2017-03-31
Waterstone Financial, Inc.
filed 2017-05-01
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Yes      ☒            No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 29,459,369 at April 28, 2017.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item l. Financial Statements	3
Consolidated Statements of Financial Condition as of March 31, 2017 (unaudited) and December 31, 2016	3
Consolidated Statements of Income for the three months ended March 31, 2017 and 2016 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (unaudited)	5
Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2017 and 2016 (unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	8 - 32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	33 - 49
Item 3. Quantitative and Qualitative Disclosures about Market Risk	50
Item 4. Controls and Procedures	50

PART II. OTHER INFORMATION	52

Item 1. Legal Proceedings	51
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	51 51 51 52 52
Item 6. Exhibits	52
Signatures	52

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2017	December 31, 2016
Assets	(Dollars In Thousands, except share and per share data)
Cash	$24,829	$7,878
Federal funds sold	38,687	26,828
Interest-earning deposits in other financial institutions and other short term investments	11,112	12,511
Cash and cash equivalents	74,628	47,217
Securities available for sale (at fair value)	222,125	226,795
Loans held for sale (at fair value)	119,726	225,248
Loans receivable	1,194,848	1,177,884
Less: Allowance for loan losses	14,730	16,029
Loans receivable, net	1,180,118	1,161,855

Office properties and equipment, net	23,581	23,655
Federal Home Loan Bank stock (at cost)	11,925	13,275
Cash surrender value of life insurance	61,827	61,509
Real estate owned, net	5,070	6,118
Prepaid expenses and other assets	28,173	24,947
Total assets	$1,727,173	$1,790,619

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$124,384	$120,371
Money market and savings deposits	159,946	162,456
Time deposits	661,711	666,584
Total deposits	946,041	949,411

Borrowings	334,764	387,155
Advance payments by borrowers for taxes	10,792	4,716
Other liabilities	20,514	38,647
Total liabilities	1,312,111	1,379,929

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2017 and in 2016, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2017 and in 2016
Issued - 29,450,655 in 2017 and 29,430,123 in 2016
Outstanding - 29,450,655 in 2017 and 29,430,123 in 2016	295	294
Additional paid-in capital	324,046	322,934
Retained earnings	187,817	184,565
Unearned ESOP shares	(19,881)	(20,178)
Accumulated other comprehensive loss, net of taxes	(144)	(378)
Cost of shares repurchased (5,936,882 shares at March 31, 2017 and 5,908,150 shares at December 31, 2016)	(77,071)	(76,547)
Total shareholders' equity	415,062	410,690
Total liabilities and shareholders' equity	$1,727,173	$1,790,619

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2017	2016
	(In Thousands, except per share amounts)

Interest income:
Loans	$14,238	$13,784
Mortgage-related securities	696	838
Debt securities, federal funds sold and short-term investments	852	974
Total interest income	15,786	15,596
Interest expense:
Deposits	1,795	1,719
Borrowings	2,096	3,894
Total interest expense	3,891	5,613
Net interest income	11,895	9,983
Provision for loan losses	(1,211)	205
Net interest income after provision for loan losses	13,106	9,778
Noninterest income:
Service charges on loans and deposits	367	337
Increase in cash surrender value of life insurance	318	241
Mortgage banking income	24,687	20,614
Other	565	253
Total noninterest income	25,937	21,445
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	19,995	17,686
Occupancy, office furniture, and equipment	2,527	2,336
Advertising	724	658
Data processing	598	643
Communications	379	342
Professional fees	607	523
Real estate owned	411	144
FDIC insurance premiums	120	205
Other	3,697	2,685
Total noninterest expenses	29,058	25,222
Income before income taxes	9,985	6,001
Income tax expense	3,413	2,140
Net income	$6,572	$3,861
Income per share:
Basic	$0.24	$0.14
Diluted	$0.24	$0.14
Weighted average shares outstanding:
Basic	27,323	26,966
Diluted	27,867	27,279

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2017	2016
	(In Thousands)
Net income	$6,572	$3,861

Other comprehensive income, net of tax:
Net unrealized holding gain on available for sale securities:
Net unrealized holding gain arising during the period, net of tax expense of $(153)and $(1,200) respectively	234	1,860

Reclassification adjustment for net gain included in net income during the period, net of tax expense of $0 and $0, respectively	-	-

Total other comprehensive income	234	1,860
Comprehensive income	$6,806	$5,721

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Repurchased	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2015	29,407	$$294	$317,022	$168,089	$(21,365)	$582	$(72,692)	$391,930

Comprehensive income:
Net income	-	-	-	3,861	-	-	-	3,861
Other comprehensive income	-	-	-	-	-	1,860	-	1,860
Total comprehensive income								5,721

ESOP shares committed to be released to Plan participants	-	-	65	-	297	-	-	362
Cash dividend, $0.05 per share	-	-	-	(1,364)	-	-	-	(1,364)
Stock compensation activity, net of tax	13	-	65	-	-	-	-	65
Stock compensation expense	-	-	400	-	-	-	-	400
Repurchase of common stock returned to authorized but unissued	(272)	(2)	-	-	-	-	(3,686)	(3,688)
Balances at March 31, 2016	29,148	$$292	$317,552	$170,586	$(21,068)	$2,442	$(76,378)	$393,426

Balances at December 31, 2016	29,430	$$294	$322,934	$184,565	$(20,178)	$(378)	$(76,547)	$410,690

Comprehensive income:
Net income	-	-	-	6,572	-	-	-	6,572
Other comprehensive income	-	-	-	-	-	234	-	234
Total comprehensive income								6,806

ESOP shares committed to be released to Plan participants	-	-	185	-	297	-	-	482
Cash dividend, $0.12 per share	-	-	-	(3,320)	-	-	-	(3,320)
Stock based compensation activity	50	1	453	-	-	-	-	454
Stock compensation expense	-	-	474	-	-	-	-	474
Repurchase of common stock returned to authorized but unissued	(29)	-	-	-	-	-	(524)	(524)
Balances at March 31, 2017	29,451	$$295	$324,046	$187,817	$(19,881)	$(144)	$(77,071)	$415,062

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2017	2016
	(In Thousands)

Operating activities:
Net income	$6,572	$3,861
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(1,211)	205
Provision for depreciation	520	702
Stock based compensation	474	400
Net amortization of premium/discount on debt and mortgage related securities	190	252
Amortization of unearned ESOP shares	482	362
Amortization and impairment of mortgage servicing rights	19	164
Gain on sale of loans held for sale	(21,647)	(20,196)
Loans originated for sale	(481,313)	(371,222)
Proceeds on sales of loans originated for sale	608,482	450,547
Increase in accrued interest receivable	(319)	(326)
Increase in cash surrender value of life insurance	(318)	(241)
Decrease in accrued interest on deposits and borrowings	(70)	(156)
Decrease in other liabilities	(3,877)	(51)
Increase in accrued tax receivable	(1,089)	(887)
Net loss (gain) related to real estate owned	315	(19)
Gain on sale of mortgage servicing rights	(308)	-
Other	(1,606)	(6,957)
Net cash provided by operating activities	105,296	56,438

Investing activities:
Net (increase) decrease in loans receivable	(17,469)	1,017
Net change in FHLB stock	1,350	-
Purchases of:
Mortgage related securities	(4,976)	(5,236)
Premises and equipment, net	(505)	(484)
Bank owned life insurance	-	(10,000)
Proceeds from:
Principal repayments on mortgage-related securities	8,357	8,990
Maturities of debt securities	1,485	980
Sales of real estate owned	1,134	1,964
Net cash used in investing activities	(10,624)	(2,769)

Financing activities:
Net (decrease) increase in deposits	(3,370)	24,935
Net change in short term borrowings	(28,391)	5,019
Repayment of long term debt	(24,000)	(50,000)
Net change in advance payments by borrowers for taxes	(8,156)	(6,381)
Cash dividends on common stock	(3,274)	(1,376)
Purchase of common stock returned to authorized but unissued	(524)	(3,688)
Proceeds from stock option exercises	454	65
Net cash used in financing activities	(67,261)	(31,426)
Increase in cash and cash equivalents	27,411	22,243
Cash and cash equivalents at beginning of period	47,217	100,471
Cash and cash equivalents at end of period	$74,628	$122,714

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$5,042	$2,505
Interest payments	3,961	5,769
Noncash activities:
Loans receivable transferred to real estate owned	416	1,094
Dividends declared but not paid in other liabilities	3,722	1,525

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

WaterStone Bank conducts its community banking business from 11 banking offices located in Milwaukee, Washington and Waukesha Counties, Wisconsin, as well as a loan production office in Minneapolis, Minnesota. WaterStone Bank's principal lending activity is originating one- to four-family, multi-family residential real estate, and commercial real estate loans for retention in its portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, and commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances. Our deposit offerings include: certificates of deposit, money market savings accounts, transaction deposit accounts, non-interest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds and municipal obligations.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2016 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period.

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

Impact of Recent Accounting Pronouncements

ASC Topic 606 "Revenue from Contracts with Customers." New authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" amended prior guidance to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and to provide clarification on identifying performance obligations and licensing implementation guidance. The new authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to January 1, 2018. The Company is evaluating the new guidance but does not expect it to have a material impact on the Company's statements of operations or financial condition.

ASC Topic 825 "Financial Instruments." New authoritative accounting guidance under ASC Topic 825 "Financial Instruments" amended prior guidance to require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected the fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The new authoritative guidance will be effective for reporting periods after January 1, 2018 and is not expected to have a material impact on the Company's statements of operations or financial condition.

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

ASC Topic 718 "Compensation - Stock Compensation." New authoritative accounting guidance under ASC Topic 718 "Compensation - Stock Compensation" amended prior guidance on several aspects, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The new authoritative guidance allows for all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. For earnings per share, anticipated excess tax benefits will not be included in assumed proceeds when applying the treasury method for computing dilutive shares.  For the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The new authoritative guidance also allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The Company adopted this standard on January 1, 2017 and the standard did not have a material impact on its consolidated financial statements.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	March 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$68,227	$650	$(164)	$68,713
Collateralized mortgage obligations:
Government sponsored enterprise issued	63,442	67	(385)	63,124
Mortgage-related securities	131,669	717	(549)	131,837

Government sponsored enterprise bonds	2,500	2	(1)	2,501
Municipal securities	68,741	1,023	(125)	69,639
Other debt securities	17,398	220	(700)	16,918
Debt securities	88,639	1,245	(826)	89,058
Certificates of deposit	1,225	6	(1)	1,230
	$221,533	$1,968	$(1,376)	$222,125

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$72,858	$798	$(243)	$73,413
Collateralized mortgage obligations:
Government sponsored enterprise issued	62,297	70	(365)	62,002
Mortgage-related securities	135,155	868	(608)	135,415

Government sponsored enterprise bonds	2,500	4	(1)	2,503
Municipal securities	70,311	685	(300)	70,696
Other debt securities	17,399	154	(603)	16,950
Debt securities	90,210	843	(904)	90,149
Certificates of deposit	1,225	7	(1)	1,231
	$226,590	$1,718	$(1,513)	$226,795

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At March 31, 2017, $80.7 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of March 31, 2017, $2.3 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2016, $93.2 million of the Company's government sponsored enterprise bonds and $2.4 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities, respectively.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2017 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$11,469	$11,470
Due after one year through five years	19,436	19,523
Due after five years through ten years	39,904	40,651
Due after ten years	19,055	18,644
Mortgage-related securities	131,669	131,837
	$221,533	$222,125

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$11,162	$(145)	$1,060	$(19)	$12,222	$(164)
Collateralized mortgage obligations:
Government sponsored enterprise issued	40,932	(385)	-	-	40,932	(385)
Government sponsored enterprise bonds	1,999	(1)	-	-	1,999	(1)
Municipal securities	17,195	(125)	-	-	17,195	(125)
Other debt securities	-	-	9,300	(700)	9,300	(700)
Certificates of deposit	489	(1)	-	-	489	(1)
	$71,777	$(657)	$10,360	$(719)	$82,137	$(1,376)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$23,433	$(222)	$1,068	$(21)	$24,501	$(243)
Collateralized mortgage obligations:
Government sponsored enterprise issued	39,395	(365)	-	-	39,395	(365)
Government sponsored enterprise bonds	2,000	(1)	-	-	2,000	(1)
Municipal securities	32,141	(300)	-	-	32,141	(300)
Other debt securities	-	-	9,397	(603)	9,397	(603)
Certificates of deposit	489	(1)	-	-	489	(1)
	$97,458	$(889)	$10,465	$(624)	$107,923	$(1,513)

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

(In Thousands)
Credit-related impairments on securities as of December 31, 2015	$117
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Decrease in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	(23)
Credit-related impairments on securities as of December 31, 2016	94
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of March 31, 2017	$94

As of March 31, 2017, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of March 31, 2017, this security had a combined amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of March 31, 2017, the Company had one mortgage-backed security and one other debt security which had been in an unrealized loss position for twelve months or longer. These securities were determined not to be other-than-temporarily impaired as of March 31, 2017. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portflio and such amounts could be material to our consolidated financial statements.

There were no sales of securities during the three months ended March 31, 2017 and March 31, 2016.

Note 3 - Loans Receivable

Loans receivable at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$396,187	$392,817
Multi-family	566,027	558,592
Home equity	21,803	21,778
Construction and land	20,900	18,179
Commercial real estate	162,870	159,401
Consumer	257	319
Commercial loans	26,804	26,798
	$1,194,848	$1,177,884

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

Qualifying loans receivable totaling $921.5 million and $911.9 million at March 31, 2017 and December 31, 2016, respectively, are pledged as collateral against $265.0 million in outstanding Federal Home Loan Bank of Chicago (FHLBC) advances under a blanket security agreement.

Ceratin of the Company's executive officers, directors employees, and their related interests have loans with the Bank.  As of March 31, 2017 and December 31, 2016, loans aggregrating approximately $4.6 million and $5.1 million, respectively, were outstanding to such parties.  None of these loans were considered impaired as of March 31, 2017 or December 31, 2016.

As of March 31, 2017 and December 31, 2016, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of March 31, 2017 and December 31, 2016 follows:

	As of March 31, 2017
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,421	$-	$4,511	$6,932	$389,255	$396,187
Multi-family	335	-	772	1,107	564,920	566,027
Home equity	106	58	35	199	21,604	21,803
Construction and land	-	-	51	51	20,849	20,900
Commercial real estate	8	-	189	197	162,673	162,870
Consumer	-	-	-	-	257	257
Commercial loans	25	-	26	51	26,753	26,804
Total	$2,895	$58	$5,584	$8,537	$1,186,311	$1,194,848

	As of December 31, 2016
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,403	$7	$4,623	$7,033	$385,784	$392,817
Multi-family	376	-	401	777	557,815	558,592
Home equity	82	-	35	117	21,661	21,778
Construction and land	-	-	-	-	18,179	18,179
Commercial real estate	-	-	203	203	159,198	159,401
Consumer	-	-	-	-	319	319
Commercial loans	42	-	27	69	26,729	26,798
Total	$2,903	$7	$5,289	$8,199	$1,169,685	$1,177,884

(1)	Includes $196,000 and $148,000 at March 31, 2017 and December 31, 2016, respectively, which are on non-accrual status.
(2)	Includes $58,000 and $- at March 31, 2017 and December 31, 2016, respectively, which are on non-accrual status.
(3)	Includes $2.2 million and $4.4 million at March 31, 2017 and December 31, 2016, respectively, which are on non-accrual status.

A summary of the activity for the three months ended March 31, 2017 and 2016 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended March 31, 2017
Balance at beginning of period	$7,164	$4,809	$364	$1,016	$1,951	$12	$713	$16,029
Provision (credit) for loan losses	(328)	(470)	13	(10)	(306)	(1)	(109)	(1,211)
Charge-offs	(213)	(5)	-	-	-	-	-	(218)
Recoveries	88	22	7	13	-	-	-	130
Balance at end of period	$6,711	$4,356	$384	$1,019	$1,645	$11	$604	$14,730

Three months ended March 31, 2016
Balance at beginning of period	$7,763	$5,000	$433	$904	$1,680	$9	$396	$16,185
Provision (credit) for loan losses	298	98	74	(299)	(59)	1	92	205
Charge-offs	(205)	(432)	-	-	-	-	-	(637)
Recoveries	15	18	6	13	-	-	-	52
Balance at end of period	$7,871	$4,684	$513	$618	$1,621	$10	$488	$15,805

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of March 31, 2017 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$423	$46	$73	$-	$63	$-	$-	$605
Allowance related to loans collectively evaluated for impairment	6,288	4,310	311	1,019	1,582	11	604	14,125
Balance at end of period	$6,711	$4,356	$384	$1,019	$1,645	$11	$604	$14,730

Loans individually evaluated for impairment	$9,481	$3,721	$299	$51	$696	$-	$26	$14,274
Loans collectively evaluated for impairment	386,706	562,306	21,504	20,849	162,174	257	26,778	1,180,574
Total gross loans	$396,187	$566,027	$21,803	$20,900	$162,870	$257	$26,804	$1,194,848

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of December 31, 2016 follows:

	One- to Four-Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$499	$-	$79	$-	$83	$-	$1	$662
Allowance related to loans collectively evaluated for impairment	6,665	4,809	285	1,016	1,868	12	712	15,367
Balance at end of period	$7,164	$4,809	$364	$1,016	$1,951	$12	$713	$16,029

Loans individually evaluated for impairment	$10,920	$3,941	$442	$-	$718	$-	$41	$16,062
Loans collectively evaluated for impairment	381,897	554,651	21,336	18,179	158,683	319	26,757	1,161,822
Total gross loans	$392,817	$558,592	$21,778	$18,179	$159,401	$319	$26,798	$1,177,884

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of March 31, 2017 and December 31, 2016:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2017
Substandard	$9,103	$1,217	$285	$51	$696	$-	$917	$12,269
Watch	11,930	2,895	54	-	343	-	1,668	16,890
Pass	375,154	561,915	21,464	20,849	161,831	257	24,219	1,165,689
	$396,187	$566,027	$21,803	$20,900	$162,870	$257	$26,804	$1,194,848

At December 31, 2016
Substandard	$12,845	$1,427	$428	$-	$717	$-	$41	$15,458
Watch	10,509	3,975	149	436	1,389	-	3,671	20,129
Pass	369,463	553,190	21,201	17,743	157,295	319	23,086	1,142,297
	$392,817	$558,592	$21,778	$18,179	$159,401	$319	$26,798	$1,177,884

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

The following tables present data on impaired loans at March 31, 2017 and December 31, 2016.

	As of or for the Three Months Ended March 31, 2017
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$2,971	$2,971	$423	$-	$2,985	$22
Multi-family	374	374	46	-	375	-
Home equity	150	150	73	-	151	3
Construction and land	-	-	-	-	-	-
Commercial real estate	259	668	63	409	270	4
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	3,754	4,163	605	409	3,781	29
Total Impaired with no Reserve
One- to four-family	6,510	7,473	-	963	6,548	70
Multi-family	3,347	4,231	-	884	3,359	45
Home equity	149	149	-	-	150	1
Construction and land	51	51	-	-	51	-
Commercial real estate	437	437	-	-	438	4
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	27	-
	10,520	12,367	-	1,847	10,573	120
Total Impaired
One- to four-family	9,481	10,444	423	963	9,533	92
Multi-family	3,721	4,605	46	884	3,734	45
Home equity	299	299	73	-	301	4
Construction and land	51	51	-	-	51	-
Commercial real estate	696	1,105	63	409	708	8
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	27	-
	$14,274	$16,530	$605	$2,256	$14,354	$149

	As of or for the Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$3,007	$3,007	$499	$-	$3,063	$88
Multi-family	-	-	-	-	-	-
Home equity	188	188	79	-	198	15
Construction and land	-	-	-	-	-	-
Commercial real estate	280	689	83	409	295	15
Consumer	-	-	-	-	-	-
Commercial	1	1	1	-	2	-
	3,476	3,885	662	409	3,558	118
Total Impaired with no Reserve
One- to four-family	7,913	9,245	-	1,332	8,150	401
Multi-family	3,941	4,952	-	1,011	4,005	230
Home equity	254	254	-	-	258	9
Construction and land	-	-	-	-	-	-
Commercial real estate	438	438	-	-	442	13
Consumer	-	-	-	-	-	-
Commercial	40	40	-	-	46	2
	12,586	14,929	-	2,343	12,901	655
Total Impaired
One- to four-family	10,920	12,252	499	1,332	11,213	489
Multi-family	3,941	4,952	-	1,011	4,005	230
Home equity	442	442	79	-	456	24
Construction and land	-	-	-	-	-	-
Commercial real estate	718	1,127	83	409	737	28
Consumer	-	-	-	-	-	-
Commercial	41	41	1	-	48	2
	$16,062	$18,814	$662	$2,752	$16,459	$773

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $10.5 million of impaired loans as of March 31, 2017 for which no allowance has been provided, $1.8 million in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans' net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At March 31, 2017, total impaired loans included $8.3 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2016, total impaired loans included $10.1 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of March 31, 2017
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$3,342	4	$1,252	7	$4,594	11
Multi-family	2,503	1	843	3	3,346	4
Home Equity	-	-	45	1	45	1
Commercial real estate	294	1	-	-	294	1
	$6,139	6	$2,140	11	$8,279	17

	As of December 31, 2016
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$3,296	3	$2,399	34	$5,695	37
Multi-family	2,514	1	1,427	5	3,941	6
Home equity	49	1	97	1	146	2
Commercial real estate	295	1	60	1	355	2
	$6,154	6	$3,983	41	$10,137	47

At March 31, 2017, $8.3 million in loans had been modified in troubled debt restructurings and $2.1 million of these loans were included in the non-accrual loan total. The remaining $6.1 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $258,000 valuation allowance has been established as of March 31, 2017 with respect to the $8.3 million in troubled debt restructurings. As of December 31, 2016, a $293,000 valuation allowance had been established with respect to the $10.1 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of March 31, 2017
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$7,141	11	$727	2	$7,868	13
Principal forbearance	48	1	-	-	48	1
Interest reduction	363	3	-	-	363	3
	$7,552	15	$727	2	$8,279	17

	As of December 31, 2016
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$8,221	22	$761	2	$8,982	24
Principal forbearance	49	1	-	-	49	1
Interest reduction	1,106	22	-	-	1,106	22
	$9,376	45	$761	2	$10,137	47

There were no loans modified as troubled debt restructurings for the three months ended March 31, 2017 and March 31, 2016.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three months ended March 31, 2017 and March 31, 2016.

The following table presents data on non-accrual loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$6,113	$7,623
Multi-family	1,217	1,427
Home equity	236	344
Construction and land	51	0
Commercial real estate	402	422
Commercial	26	41
Consumer	-	-
Total non-accrual loans	$8,045	$9,857
Total non-accrual loans to total loans receivable	0.67%	0.84%
Total non-accrual loans to total assets	0.47%	0.55%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	March 31, 2017	December 31, 2016
	(In Thousands)

One- to four-family	$1,672	$2,141
Multi-family	-	-
Construction and land	4,802	5,082
Commercial real estate	300	300
Total real estate owned	6,774	7,523
Valuation allowance at end of period	(1,704)	(1,405)
Total real estate owned, net	$5,070	$6,118

The following table presents the activity in the Company's real estate owned:

	Three months ended March 31,
	2017	2016
	(In Thousands)
Real estate owned at beginning of the period	$6,118	9,190
Transferred from loans receivable	416	1,094
Sales (net of gains / losses)	(1,009)	(1,850)
Write downs	(455)	(130)
Other	-	-
Real estate owned at the end of the period	$5,070	8,304

Residential one- to four-family mortgage loans that were in the process of foreclosure were $3.1 million and $3.1 million at March 31, 2017 and December 31, 2016, respectively.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Three months ended March 31,
	2017	2016
	(In Thousands)
Mortgage servicing rights at beginning of the period	$2,260	$1,422
Additions	314	421
Amortization	(19)	(89)
Sales	(2,264)	-
Mortgage servicing rights at end of the period	291	1,754
Valuation allowance at end of period	-	(75)
Mortgage servicing rights at end of the period, net	$291	$1,679

During the three months ended March 31, 2017, $481.3 million in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $608.5 million, generating mortgage banking income of $24.7 million. The unpaid principal balance of loans serviced for others was $40.2 million and $318.6 million at March 31, 2017 and December 31, 2016, respectively. These loans are not reflected in the consolidated statements of financial condition.

During the three months ended March 31, 2017, the Company sold mortgage servicing rights related to $295.1 million in loans receivable with a book value of $2.3 million for $2.6 million resulting in a gain on sale of $308,000.  During the three months ended March 31, 2016, the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ending December 31:	(In Thousands)
2017	$31
2018	36
2019	33
2020	30
2021	27
Thereafter	134
Total	$291

Note 6— Deposits

At March 31, 2017 and December 31, 2016, time deposits with balances greater than $250,000 amounted to $40.4 million and $44.5 million, respectively.

A summary of the contractual maturities of time deposits at March 31, 2017 is as follows:

(In Thousands)

Within one year	$510,692
More than one to two years	134,771
More than two to three years	12,292
More than three to four years	2,782
More than four through five years	1,174
$661,711

Note 7— Borrowings

Borrowings consist of the following:

		March 31, 2017		December 31, 2016
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)
Short term:
Repurchase agreement		$9,764	3.73%	$8,155	3.52%
Federal Home Loan Bank, Chicago advances		35,000	1.28%	65,000	0.61%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
2021		100,000	0.78%	100,000	0.78%
Repurchase agreements maturing	2017	60,000	3.87%	84,000	3.96%
		$334,764	2.36%	$387,155	2.27%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $9.8 balance at March 31, 2017 and a $8.2 million balance at December 31, 2016.

The $35.0 million short-term advance has a maturity date of March 15, 2018. The short-term advance has a fixed rate of 1.28%.

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

The $60.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $80.7 million at March 31, 2017 and $93.2 million at December 31, 2016.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances. The Company's borrowings from the FHLBC are limited to 79% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of home equity loans and 51% of the carrying value of multi-family loans. In addition, these advances were collateralized by FHLBC stock of $11.9 million at March 31, 2017 and $13.3 million at December 31, 2016. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

The table below includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2017, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

The actual and required capital amounts and ratios for the Bank as of March 31, 2017 and December 31, 2016 are presented in the table below:

	March 31, 2017
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$429,335	33.35%	$102,974	8.00%	$119,063	9.25%	$	N/A	N/A
WaterStone Bank	392,026	30.48%	102,902	8.00%	118,980	9.25%		128,628	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	414,605	32.21%	77,230	6.00%	93,320	7.25%		N/A	N/A
WaterStone Bank	377,296	29.33%	77,177	6.00%	93,255	7.25%		102,902	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	414,605	32.21%	57,923	4.50%	74,012	5.75%		N/A	N/A
WaterStone Bank	377,296	29.33%	57,882	4.50%	73,961	5.75%		83,608	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	414,605	23.91%	69,358	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	377,296	21.80%	69,233	4.00%	N/A	N/A		86,542	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	377,296	21.90%	103,358	6.00%	N/A	N/A		N/A	N/A

	December 31, 2016
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$426,496	32.23%	$105,870	8.00%	$114,141	8.625%	$	N/A	N/A
WaterStone Bank	389,602	29.50%	105,641	8.00%	113,895	8.625%		132,052	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,467	31.02%	79,402	6.00%	87,673	6.625%		N/A	N/A
WaterStone Bank	373,573	28.29%	79,231	6.00%	87,484	6.625%		105,641	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,467	31.02%	59,552	4.50%	67,823	5.125%		N/A	N/A
WaterStone Bank	373,573	28.29%	59,423	4.50%	67,676	5.125%		85,834	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	410,467	23.20%	70,760	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	373,573	21.17%	70,573	4.00%	N/A	N/A		88,216	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	373,573	20.90%	107,247	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense increased from $2.1 million during the three months ended March 31, 2016 to $3.4 million for the three months ended March 31, 2017. This increase was primarily due to the increase in our income before income taxes, which increased from $6.0 million during the three months ended March 31, 2016 to $10.0 million during the three months ended March 31, 2017.  Income tax expense is recognized on the statement of income during the three months ended March 31, 2017 at an effective rate of 34.2% of pretax income compared to 35.7% during the three months ended March 31, 2016.

During the quarter ended March 31, 2017, the Company recognized a benefit of approximately $350,000 related to stock awards exercised within the current period as a result of adopting the new stock compensation accounting standard.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of March 31, 2017 and December 31, 2016.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
March 31, 2017
Repurchase Agreements
Short-term	$9,764	$-	$9,764	$9,764	$-
Long-term	60,000	-	60,000	60,000	-
	$69,764	$-	$69,764	$69,764	$-

December 31, 2016
Repurchase Agreements
Short-term	$8,155	$-	$8,155	$8,155	$-
Long-term	84,000	-	84,000	84,000	-
	$92,155	$-	$92,155	$92,155	$-

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

	March 31, 2017	December 31, 2016
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$30,239	$30,903
Commitments to extend credit under home equity lines of credit (2)	13,853	14,367
Unused portion of construction loans (3)	20,581	21,137
Unused portion of business lines of credit	15,250	15,095
Standby letters of credit	333	333

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of March 31, 2017 and December 31, 2016.

In the normal course of business, the Company, or it's subsidiaries, are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Herrington v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their various employment agreements. On April 13, 2017, the arbitrator issued a partial award regarding liability, in which the arbitrator found Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. While an award regarding damages has not yet been issued, the Company has estimated that the award, which includes plaintiff attorney fees and costs, could be as high as $10.0 million. Waterstone Mortgage Corporation will continue to vigorously defend its interests in this matter, including challenging any findings regarding liability and damages through appropriate post-arbitration motions and appeal processes and seeking to vacate in its entirety any award against the Company. Given the pending legal strategies that are available, we do not believe that it is probable that the plaintiff will ultimately prevail in this litigation. In accordance with the authoritative guidance in evaluating contingencies, the Company has not recorded an accrual related to this matter.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At March 31, 2017, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $261.1 million and interest rate lock commitments with an aggregate notional amount of approximately $296.8 million.  The fair value of the forward commitments to sell mortgage loans at March 31, 2017 included a loss of $1.1 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at March 31, 2017 included a gain of $4.6 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Note 13 – Earnings Per Share

Earnings per share are computed using the two-class method. Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended March 31,
	2017	2016

Net income	$6,572	3,861
Net income available to unvested restricted shares	-	2
Net income available to common stockholders	$6,572	3,859

Weighted average shares outstanding	27,323	26,966
Effect of dilutive potential common shares	$544	313
Diluted weighted average shares outstanding	$27,867	27,279

Basic earnings per share	$0.24	0.14
Diluted earnings per share	$0.24	0.14

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2017	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$68,713	$-	$68,713	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	63,124	-	63,124	-
Government sponsored enterprise bonds	2,501	-	2,501	-
Municipal securities	69,639	-	69,639	-
Other debt securities	16,918	2,568	14,350	-
Certificates of deposit	1,230	-	1,230	-
Loans held for sale	119,726	-	119,726	-
Mortgage banking derivative assets	4,584	-	-	4,584
Mortgage banking derivative liabilities	1,117	-	-	1,117

		Fair Value Measurements Using
	December 31, 2016	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$73,413	$-	$73,413	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	62,002	-	62,002	-
Government sponsored enterprise bonds	2,503	-	2,503	-
Municipal securities	70,696	-	70,696	-
Other debt securities	16,950	2,541	14,409	-
Certificates of deposit	1,231	-	1,231	-
Loans held for sale	225,248	-	225,248	-
Mortgage banking derivative assets	3,403	-	-	3,403
Mortgage banking derivative liabilities	69	-	-	69

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2017 and 2016.

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2015	$2,188

Mortgage derivative gain, net	1,146
Balance at December 31, 2016	$3,334

Mortgage derivative gain, net	133
Balance at March 31, 2017	$3,467

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2017	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$3,149	$-	$-	$3,149
Real estate owned	5,070	-	-	5,070

		Fair Value Measurements Using
	December 31, 2016	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$2,814	$-	$-	$2,814
Real estate owned	6,118	-	-	6,118

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At March 31, 2017, loans determined to be impaired with an outstanding balance of $3.8 million were carried net of specific reserves of $605,000 for a fair value of $3.1 million. At December 31, 2016, loans determined to be impaired with an outstanding balance of $3.5 million were carried net of specific reserves of $662,000 for a fair value of $2.8 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $455,000 and $130,000 during the three months ended March 31, 2017 and 2016, respectively and are recorded in real estate owned expense. At March 31, 2017 and December 31, 2016, real estate owned totaled $5.1 million and $6.1 million, respectively.

Mortgage servicing rights – The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value. At March 31, 2017 and December 31, 2016, there were no impairment identified for mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$3,467	Pricing models	Pull through rate	21.2%	99.8%
Impaired loans	3,149	Market approach	Discount rates applied to appraisals	15.0%	35.0%
Real estate owned	5,070	Market approach	Discount rates applied to appraisals	9.5%	85.7%

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
The carrying amounts and fair values of the Company's financial instruments consist of the following:

	March 31, 2017					December 31, 2016
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$74,628	$74,628	$63,778	$10,850	$-	$47,217	$47,217	$34,967	$12,250	$-
Securities available-for-sale	222,125	222,125	2,568	219,557	-	226,795	226,795	2,541	224,254	-
Loans held for sale	119,726	119,726	-	119,726	-	225,248	225,248	-	225,248	-
Loans receivable	1,194,848	1,210,484	-	-	1,210,484	1,177,884	1,212,967	-	-	1,212,967
FHLB stock	11,925	11,925	-	11,925	-	13,275	13,275	-	13,275	-
Accrued interest receivable	4,600	4,600	4,600	-	-	4,281	4,281	4,281	-	-
Mortgage servicing rights	291	400	-	-	400	2,260	3,232	-	-	3,232
Mortgage banking derivative assets	4,584	4,584	-	-	4,584	3,403	3,403	-	-	3,403

Financial Liabilities
Deposits	946,041	945,804	284,330	661,474	-	949,411	949,825	282,827	666,998	-
Advance payments by borrowers for taxes	10,792	10,792	10,792	-	-	4,716	4,716	4,716	-	-
Borrowings	334,764	337,332	-	337,332	-	387,155	390,932	-	390,932	-
Accrued interest payable	846	846	846	-	-	916	916	916	-	-
Mortgage banking derivative liabilities	1,117	1,117	-	-	1,117	69	69	-	-	69

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at March 31, 2017 and December 31, 2016.

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

	As of or for the three months ended March 31, 2017
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$11,680	100	115	11,895
Provision for loan losses	(1,300)	89	-	(1,211)
Net interest income after provision for loan losses	12,980	11	115	13,106

Noninterest income	812	25,385	(260)	25,937

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,328	15,789	(122)	19,995
Occupancy, office furniture and equipment	841	1,686	-	2,527
FDIC insurance premiums	120	-	-	120
Real estate owned	411	-	-	411
Other	1,257	4,861	(113)	6,005
Total noninterest expenses	6,957	22,336	(235)	29,058
Income before income taxes	6,835	3,060	90	9,985
Income tax expense	2,159	1,234	20	3,413
Net income	$4,676	1,826	70	6,572

Total assets	$1,735,619	154,984	(163,430)	1,727,173

	As of or for the three months ended March 31, 2016
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,771	144	68	9,983
Provision for loan losses	100	105	-	205
Net interest income after provision for loan losses	9,671	39	68	9,778

Noninterest income	722	20,933	(210)	21,445

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,355	13,444	(113)	17,686
Occupancy, office furniture and equipment	832	1,504	-	2,336
FDIC insurance premiums	205	-	-	205
Real estate owned	144	-	-	144
Other	1,191	3,721	(61)	4,851
Total noninterest expenses	6,727	18,669	(174)	25,222
Income before income taxes	3,666	2,303	32	6,001
Income tax expense	1,183	943	14	2,140
Net income	$2,483	1,360	18	3,861

Total assets	$1,705,185	139,296	(106,903)	1,737,578

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q may contain various forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions and verbs in the future tense. These forward-looking statements include, but are not limited to:

●	Statements of our goals, intentions and expectations;
●	Statements regarding our business plans, prospects, growth and operating strategies;
●	Statements regarding the quality of our loan and investment portfolio;
●	Estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	competition among depository and other financial institutions;
●
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or the origination levels in our lending business, or increase the level of defaults, losses or prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired entities;
●	decreased demand for our products and services;
●	changes in tax policies or assessment policies;
●	the inability of third-party provider to perform their obligations to us;
●	changes in consumer spending, borrowing and savings habits;
●
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	our ability to retain key employees;
●	significant increases in our loan losses; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three months ended March 31, 2017 and 2016 and the financial condition as of March 31, 2017 compared to the financial condition as of December 31, 2016.
As described in the notes to the consolidated financial statements, we have two reportable segments: community banking and mortgage banking. The community banking segment provides consumer and business banking products and services to customers primarily within Southeastern Wisconsin along with a loan production office in Minneapolis, Minnesota. Consumer products include loan products, deposit products, and personal investment services. Business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts.  The mortgage banking segment, which is conducted by offices in 23 states through Waterstone Mortgage Corporation, consists of originating residential mortgage loans primarily for sale in the secondary market.

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three months ended March 31, 2017 and 2016, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended March 31, 2017 and 2016

Net income for the three months ended March 31, 2017 totaled $4.7 million compared to net income of $2.5 million for the three months ended March 31, 2016. Net interest income increased $1.9 million to $11.7 million for the three months ended March 31, 2017 compared to $9.8 million for the three months ended March 31, 2016.  Net interest income increased due primarily to a decrease of $1.8 million in interest expense on borrowings as higher rate FHLB borrowings matured in 2016. The provision for loan losses decreased $1.4 million compared to the prior year comparable period as asset quality continued to improve.

Compensation, payroll taxes, and other employee benefits expense decreased $27,000 due primarily to a decrease in health insurance expense partially offset by higher ESOP expense. The Bank also reported a decrease in FDIC premiums for the first quarter of 2017 compared to the previous year period.  Occupancy, office furniture, and equipment expense, real estate owned expense, and other noninterest expense increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2017 and 2016

Net income totaled $1.8 million for the three months ended March 31, 2017 compared to $1.4 million for the three months ended March 31, 2016.  Mortgage banking segment revenue increased $4.5 million, or 21.3%, to $25.4 million for the three months ended March 31, 2017 compared to $20.9 million for the three months ended March 31, 2016.  The increase in revenue was attributable to a $110.1 million, or 29.7%, increase in origination volume partially offset by a decrease in margin. In addition, mortgage banking revenue included a $308,000 gain on bulk sale of mortgage servicing rights in the current period compared to the prior period. We sell loans on both a servicing-released and a servicing retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 85.9% of total originations during the three months ended March 31, 2017, compared to 84.9% of total originations during the three months ended March 31, 2016.  The mix of loan type trended slightly towards less conventional loans and more governmental loans; with conventional loans and governmental loans comprising 61.4% and 38.6% of all loan originations, respectively, during the three months ended March 31, 2017, compared 64.7% and 35.3% of all loan originations, respectively, during the three months ended March 31, 2016.

Total compensation, payroll taxes and other employee benefits increased $2.3 million, or 17.4%, to $15.8 million for the three months ended March 31, 2017 compared to $13.4 million for the three months ended March 31, 2016.  The increase in compensation expense was primarily a result of the increase in mortgage banking income, given our commission-based loan officer compensation model. Occupancy, office furniture, and equipment expense and other noninterest expense increased $1.3 million to $6.5 million as the number of branches increased and as fundings increased, driving more volume-based expenses.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended March 31,
	2017	2016
	(Dollars in Thousands, except per share amounts)

Net income	$6,572	3,861
Earnings per share - basic	0.24	0.14
Earnings per share - diluted	0.24	0.14
Annualized return on average assets	1.54%	0.90%
Annualized return on average equity	6.44%	3.95%

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

	Three months ended March 31,
	2017			2016
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,306,145	$14,238	4.42%	$1,227,663	$13,784	4.52%
Mortgage related securities (2)	132,600	696	2.13%	165,249	838	2.04%
Debt securities, federal funds sold and short-term investments (2)(3)	185,601	1,062	2.32%	226,471	1,208	2.15%
Total interest-earning assets	1,624,346	15,996	3.99%	1,619,383	15,830	3.93%

Noninterest-earning assets	110,212			107,846
Total assets	$1,734,558			$1,727,229

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$38,552	6	0.06%	$32,277	5	0.06%
Money market and savings accounts	167,436	102	0.25%	150,704	91	0.24%
Time deposits	662,033	1,687	1.03%	658,615	1,623	0.99%
Total interest-bearing deposits	868,021	1,795	0.84%	841,596	1,719	0.82%
Borrowings	349,542	2,096	2.43%	400,083	3,894	3.91%
Total interest-bearing liabilities	1,217,563	3,891	1.30%	1,241,679	5,613	1.82%

Noninterest-bearing liabilities
Noninterest-bearing deposits	83,524			70,732
Other noninterest-bearing liabilities	19,474			21,360
Total noninterest-bearing liabilities	102,998			92,092
Total liabilities	1,320,561			1,333,771
Equity	413,997			393,458
Total liabilities and equity	$1,734,558			$1,727,229

Net interest income / Net interest rate spread (4)		12,105	2.69%		10,217	2.11%
Less: taxable equivalent adjustment		210	0.05%		234	0.05%
Net interest income / Net interest rate spread, as reported		$11,895	2.64%		$9,983	2.06%
Net interest-earning assets (5)	$406,783			$377,704
Net interest margin (6)			2.97%			2.48%
Tax equivalent effect			0.05%			0.06%
Net interest margin on a fully tax equivalent basis (6)			3.02%			2.54%
Average interest-earning assets to average interest-bearing liabilities			133.41%			130.42%
__________
(1) Interest income includes net deferred loan fee amortization income of $142,000 and $177,000 for the three months ended March 31, 2017 and 2016, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.86% and 1.73% for the three months ended March 31, 2017 and 2016, respectively.
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

	Three months ended March 31,
	2017 versus 2016
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$2,161	$(1,707)	$454
Mortgage related securities (3)	(359)	217	(142)
Other earning assets (3)(4)	(637)	491	(146)
Total interest-earning assets	1,165	(999)	166

Interest expense:
Demand accounts	1	-	1
Money market and savings accounts	8	3	11
Time deposits	7	57	64
Total interest-earning deposits	16	60	76
Borrowings	(450)	(1,348)	(1,798)
Total interest-bearing liabilities	(434)	(1,288)	(1,722)
Net change in net interest income	$1,599	$289	$1,888
______________
(1)	Interest income includes net deferred loan fee amortization income of $142,000 and $177,000 for the three months ended March 31, 2017 and 2016, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income increased $1.9 million, or 19.2%, to $11.9 million during the three months ended March 31, 2017 compared to $10.0 million during the three months ended March 31, 2016.

·
Interest income on loans increased $454,000 due primarily to an increase of $78.5 million in average loans partially offset by a 10 basis point decrease in average yield on loans. The increase in average loan balance was driven by a $73.8 million increase in the average balance of loans held in portfolio along with a $4.6 million increase in the average balance of loans held for sale.

·
Interest income from mortgage-related securities decreased $142,000 year over year as the average balance decreased $32.6 million as securities have paid down in 2016 and into 2017 and less purchases have occurred to replace those securities due to current market conditions, which was offset by an increase in rate.

·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $122,000 due to a decrease of $40.8 million in average balance, as municipal securities matured and were not replaced due to market conditions. Also, liquid funds were utilized to fund loan growth and pay off maturing FHLB advances. The decrease in interest income due to a decrease in average balance was partially offset by 13 basis point increase in the average yield. The increase in average yield was driven by a 25 basis point increase in the Federal Funds rate in December 2016, as well as an increase in the cash dividend paid by the FHLB on its stock.

·
Interest expense on time deposits increased $64,000 primarily due to a four basis point increase in the average cost of time deposits, as maturing time deposits have repriced or have been replaced at a higher rate in the current competitive market. In addition, due to an increase in rate, the average balance of time deposits increased $3.4 million compared to the prior year.

·
Interest expense on money market and savings accounts increased $11,000 due primarily to an increase in average balance of $16.7 million along with a one basis point increase in rate. The increase in volume reflects the Company's strategy to target this segment of retail funds for more aggressive growth.

·
Interest expense on borrowings decreased $1.8 million due to the maturity of $220.0 million of fixed rate borrowings in 2016 that were paid off during the current year with lower rate long term fixed borrowings and funds raised through our retail delivery channels.  A total of $220.0 million FHLB borrowings at a weighted average rate of 4.34% matured during 2016. The Company borrowed $100.0 million of long-term FHLB borrowings during 2016 at a weighted average rate of 0.78%.  In addition to the long-term borrowings, short-term FHLB advances were utilized to help fund originations at the mortgage banking segment throughout 2016 and into 2017.

Provision for Loan Losses

Our provision for loan losses decreased $1.4 million as we established a $1.2 million negative provision during the three months ended March 31, 2017, compared to a $205,000 provision during the three months ended March 31, 2016. The negative provision recorded during the current quarter reflects the continued improvement in loan quality metrics including: non-accrual loans, loans rated substandard or watch, and loans past due.

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

Noninterest Income
	Three months ended March 31,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$367	$337	$30	8.9%
Increase in cash surrender value of life insurance	318	241	77	32.0%
Mortgage banking income	24,687	20,614	4,073	19.8%
Gain on sale of available for sale securities	-	-	-	N/	M
Other	565	253	312	123.3%
Total noninterest income	$25,937	$21,445	$4,492	20.9%

N/M - Not meaningful

Total noninterest income increased $4.5 million, or 20.9%, to $25.9 million during the three months ended March 31, 2017 compared to $21.4 million during the three months ended March 31, 2016. The increase resulted primarily from an increase in mortgage banking income.

·
The increase in mortgage banking income was the result of an increase in origination volumes.  The volume increased $110.1 million, or 29.7%, to $481.3 million during the  three months ended March 31, 2017 compared to a $371.2 million during the three months ended March 31, 2016.  See "Comparison of Mortgage Banking Segment Operations for the Three Months Ended March 31, 2017 and 2016" above, for additional discussion of the increase in mortgage banking income.

·	Service charges on loans and deposits increased due to an increase in various loan and deposit fees.
·	The increase in cash surrender value of life insurance was due to the purchase of a $10.0 million policy in March 2016.
·
The $312,000 increase in other noninterest income was due primarily to an increase in gain on mortgage servicing rights sold.  There was a bulk sale of mortgage servicing rights for $308,000 which occurred during the three months ended March 31, 2017 and no sales occurred during the three months ended March 31, 2016.

Noninterest Expenses
	Three months ended March 31,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$19,995	$17,686	$2,309	13.1%
Occupancy, office furniture and equipment	2,527	2,336	191	8.2%
Advertising	724	658	66	10.0%
Data processing	598	643	(45)	(7.0)%
Communications	379	342	37	10.8%
Professional fees	607	523	84	16.1%
Real estate owned	411	144	267	185.4%
FDIC insurance premiums	120	205	(85)	(41.5)%
Other	3,697	2,685	1,012	37.7%
Total noninterest expenses	$29,058	$25,222	$3,836	15.2%

Total noninterest expenses increased $3.8 million, or 15.2%, to $29.1 million during the three months ended March 31, 2017 compared to $25.2 million during the three months ended March 31, 2016.

·
Compensation, payroll taxes and other employee benefit expense increased $2.3 million, or 17.4%, to $15.8 million at our mortgage banking segment. The increase in compensation within our mortgage banking segment correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

·
Compensation, payroll taxes and other employee benefit expense decreased $27,000, or 0.6%, at the community banking segment during the three months ended March 31, 2017. This was primarily due to a decrease in health insurance expense offset by higher ESOP expense, which increased due to the increased stock price of the vested shares in the first quarter of 2017.

·
Occupancy, office furniture and equipment expense increased resulting from additional rent expense in the current year compared to prior year due to the addition of mortgage banking segment branches during 2016. Offsetting the rent increase, there was less depreciation expense at the mortgage banking segment in the year ended December 31, 2016 compared to the prior year. The community banking segment had relatively flat expense year over year.

·
Net real estate owned expense increased $267,000, to $411,000 during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Property management expense (other than gains/losses) decreased $67,000 during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to a reduction in the number of properties under management during 2016 and into 2017. Net gains on sales of REO decreased $9,000 to $140,000 for the three months ended March 31, 2017 compared to $149,000 for the three months ended March 31, 2016. Real estate owned writedowns increased $325,000 to $455,000 for the three months ended March 31, 2017 compared to $130,000 for the three months ended March 31, 2016.  The writedowns recorded during the current quarter reflects management's plan to facilitate the liquidation of certain aged properties.

·	FDIC insurance expense decreased during the three month period ended March 31, 2017 due to improved asset quality metrics.
·	Other noninterest expense increased primarily at the mortgage banking segment which correlated with the increased origination and funding volumes.

Income Taxes

Driven by an increase in pre-tax income, income tax expense increased $1.3 million, or 59.5%, to $3.4 million during the three months ended March 31, 2017, compared to $2.1 million during the three months ended March 31, 2016. Income tax expense was recognized during the three months ended March 31, 2017 at an effective rate of 34.2% compared to an effective rate of 35.7% during the three months ended March 31, 2016. During the quarter ended March 31, 2017, the Company recognized a benefit of approximately $350,000 related to stock awards exercised within the current period as a result of adopting the new stock compensation accounting standard.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total Assets - Total assets decreased by $63.4 million, or 3.5%, to $1.73 billion at March 31, 2017 from $1.79 billion at December 31, 2016. The decrease in total assets primarily reflects a decrease in loans held for sale. Funding needed for the loans held for sale decreased and the cash was used to pay down short-term FHLB debt in the beginning of 2017.

Cash and Cash Equivalents – Cash and cash equivalents increased $27.4 million, or 58.1%, to $74.6 million at March 31, 2017, compared to $47.2 million at December 31, 2016.  The increase in cash and cash equivalents primarily reflects the decrease in loans held for sale. Some excess cash was used to pay down short-term FHLB borrowings and other liabilities and fund loans held for investment since December 31, 2016.

Securities Available for Sale – Securities available for sale decreased $4.7 million at March 31, 2017 compared to December 31, 2016. The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale - Loans held for sale decreased at March 31, 2017 due to decreased funding volumes at our mortgage subsidiary compared to the fourth quarter of 2016. The total fundings were $481.3 million for the first quarter of 2017 compared to $622.5 million for the fourth quarter of 2016.

Loans Receivable - Loans receivable held for investment increased $17.0 million to $1.19 billion at March 31, 2017 from $1.18 billion at December 31, 2016.  The increase in total loans receivable was primarily attributable to increases in the one- to four-family, multi-family, construction and land, commercial real estate, home equity, and commercial loan categories.  Offsetting those increases, the consumer category decreased.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Three months ended March 31,		Year Ended
	2017	2016	December 31, 2016
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,403,132	$1,281,450	$1,281,450
Real estate loans originated for investment:
Residential
One- to four-family	22,361	13,714	78,045
Multi-family	20,864	16,164	118,072
Home equity	896	960	5,037
Construction and land	120	3,400	5,878
Commercial real estate	7,470	2,284	35,443
Total real estate loans originated for investment	51,711	36,522	242,475
Consumer loans originated for investment	-	-	-
Commercial business loans originated for investment	1,532	3,593	11,692
Total loans originated for investment	53,243	40,115	254,167

Principal repayments	(35,645)	(41,080)	(185,020)
Transfers to real estate owned	(416)	(1,095)	(4,590)
Loan principal charged-off	(218)	(637)	(1,607)
Net activity in loans held for investment	16,964	(2,697)	62,950

Loans originated for sale	481,313	371,222	2,378,926
Loans sold	(586,835)	(430,351)	(2,320,194)
Net activity in loans held for sale	(105,522)	(59,129)	58,732
Total gross loans receivable and held for sale at end of period	$1,314,574	$1,219,624	$1,403,132

Allowance for Loan Losses - The allowance for loan losses decreased at March 31, 2017 from December 31, 2016. The decrease resulted from the negative provision due to improvement of key loan quality metrics decreasing the allowance related to the loans collectively and specifically reviewed. The overall decrease was primarily related to the one- to four-family, multi-family, commercial real estate, and commercial categories.  The other remaining categories were relatively consistent with the amounts at December 31, 2016.

Cash surrender value of life insurance – Total cash surrender value of life insurance increased $318,000 from December 31, 2016.  During the three months ended March 31, 2017, continued earnings increased the policy values.

Federal Home Loan Bank stock – Total Federal Home Loan Bank stock decreased $1.4 million from December 31, 2016.  During the three months ended March 31, 2017, $2.9 million of stock was sold as $65.0 million of short-term FHLB borrowings matured. A total of $1.6 million of stock was purchased when $35.0 million of new short-term FHLB borrowings were entered into with the Federal Home Loan Bank.

Real Estate Owned – Total real estate owned decreased $1.0 million from December 31, 2016.  During the three months ended March 31, 2017, $416,000 was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $1.0 million and writedowns were $455,000 in an effort to sell various aged properties.

Deposits – Total deposits decreased $3.4 million to $946.0 million at March 31, 2017 from December 31, 2016.  The decrease was driven by a decrease in time deposits and money market and savings deposits.  Demand deposits have increased since the end of the year.

Borrowings – Total borrowings decreased $52.4 million to $334.8 million at March 31, 2017 from December 31, 2016. A total of $65.0 million of short-term FHLB borrowings matured and were paid off during the current period.  These were replaced with $35.0 million of new fixed rate short-term FHLB borrowings. A total of $24.0 million in repurchase agreements matured and were not replaced. External short term borrowings at the mortgage banking segment increased a total of $1.6 million at March 31, 2017 from December 31, 2016 to fund loans held for sale.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $6.1 million.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $18.1 million at March 31, 2017 compared to December 31, 2016. The decrease was primarily related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.

Shareholders' Equity – Shareholders' equity increased by $4.3 million to $415.1 million at March 31, 2017 from December 31, 2016.  The increase in shareholders' equity was primarily due to net income, additional paid in capital as stock options were exercised, accumulated other comprehensive income increasing as the fair value of the security portfolio increased, and unearned ESOP shares as they continue to vest. These increases were offset by the repurchase of stock and dividends declared.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2017	2016
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$6,113	$7,623
Multi-family	1,217	1,427
Home equity	236	344
Construction and land	51	-
Commercial real estate	402	422
Commercial	26	41
Consumer	-	-
Total non-accrual loans	8,045	9,857

Real estate owned
One- to four-family	1,672	2,141
Multi-family	-	-
Construction and land	4,802	5,082
Commercial real estate	300	300
Total real estate owned	6,774	7,523
Valuation allowance at end of period	(1,704)	(1,405)
Total real estate owned, net	5,070	6,118
Total nonperforming assets	$13,115	$15,975

Total non-accrual loans to total loans, net	0.67%	0.84%
Total non-accrual loans to total assets	0.47%	0.55%
Total nonperforming assets to total assets	0.76%	0.89%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Three Months
	Ended March 31,
	2017	2016
	(In Thousands)

Balance at beginning of period	$9,857	17,604
Additions	933	1,260
Transfers to real estate owned	(416)	(1,094)
Charge-offs	(109)	(413)
Returned to accrual status	(2,027)	(1,131)
Principal paydowns and other	(194)	(758)
Balance at end of period	$8,045	15,468

Total non-accrual loans decreased by $1.8 million, or 18.4%, to $8.0 million as of March 31, 2017 compared to $9.9 million as of December 31, 2016.  The ratio of non-accrual loans to total loans receivable was 0.67% at March 31, 2017 compared to 0.84% at December 31, 2016.  During the three months ended March 31, 2017, $416,000 in non-accrual loans were transferred to real estate owned, $109,000 in loan principal was charged off, $2.0 million in loans were returned to accrual status and approximately $194,000 in principal payments were received.  Offsetting this activity, $933,000 in loans were placed on non-accrual status during the three months ended March 31, 2017.

Of the $8.0 million in total non-accrual loans as of March 31, 2017, $7.4 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.6 million in cumulative partial charge-offs have been recorded over the life of these loans as of March 31, 2017.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $443,000 have been recorded as of March 31, 2017.  The remaining $676,000 of non-accrual loans were reviewed on an aggregate basis and $135,000 in general valuation allowance was deemed necessary related to those loans as of March 31, 2017.   The $135,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of March 31, 2017 totaled $2.0 million, which represents 25.2% of total non-accrual loans as of that date.  These five loans are carried net of cumulative life-to-date charge-offs of $15,000.  Aggregate specific valuation allowances with respect to these five loans total $88,000 as of March 31, 2017.

For the three months ended March 31, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $144,000.  We received $86,000 of interest payments on such loans during the three months ended March 31, 2017.   Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more at March 31, 2017 or December 31, 2016.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of March 31, 2017
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$3,342	$1,252	4,594
Multi-family	2,503	843	3,346
Home equity	-	45	45
Commercial real estate	294	-	294
	$6,139	$2,140	8,279

	As of December 31, 2016
	Accruing	Non-accruing	Total

One- to four-family	$3,296	$2,399	5,695
Multi-family	2,514	1,427	3,941
Home equity	49	97	146
Commercial real estate	295	60	355
	$6,154	$3,983	10,137

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At March 31,	At December 31,
	2017	2016
	(Dollars in Thousands)

Loans past due less than 90 days	$2,953	$2,910
Loans past due 90 days or more	5,584	5,289
Total loans past due	$8,537	$8,199

Total loans past due to total loans receivable	0.71%	0.70%

Past due loans increased by $338,000, or 4.1%, to $8.5 million at March 31, 2017 from $8.2 million at December 31, 2016.  Loans past due 90 days or more increased by $295,000, or 5.6%, during the three months ended March 31, 2017.  Loans past due less than 90 days increased by $43,000, or 1.5%.  The $295,000 increase in loans past due 90 days or more was primarily due to multi-family loans offset by one- to four-family loans transferred to real estate owned along with charge-offs during the three months ended March 31, 2017.

REAL ESTATE OWNED

Total real estate owned decreased by $1.0 million, or 17.1%, to $5.1 million at March 31, 2017, compared to $6.1 million at December 31, 2016.  During the three months ended March 31, 2017, $416,000 was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $1.0 million.  A total of $455,000 in write downs occurred during the three months ended March 31, 2017. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2017	2016
	(Dollars in Thousands)

Balance at beginning of period	$16,029	$16,185
Provision for loan losses	(1,211)	205
Charge-offs:
Mortgage
One- to four-family	213	205
Multi-family	5	432
Home equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	-	-
Commercial	-	-
Total charge-offs	218	637
Recoveries:
Mortgage
One- to four-family	88	15
Multi-family	22	18
Home equity	7	6
Commercial real estate	-	-
Construction and land	13	13
Consumer	-	-
Commercial	-	-
Total recoveries	130	52
Net charge-offs	88	585
Allowance at end of period	$14,730	$15,805

Ratios:
Allowance for loan losses to non-accrual loans at end of period	183.10%	102.18%
Allowance for loan losses to loans receivable at end of period	1.23%	1.42%
Net charge-offs to average loans outstanding (annualized)	0.03%	0.21%
Current period provision for loan losses to net charge-offs	(1,376.14%)	35.04%
Net charge-offs (annualized) to beginning of the period allowance	2.23%	14.54%

At March 31, 2017, the allowance for loan losses decreased $1.3 million to $14.7 million compared to $16.0 million at December 31, 2016.  The decrease in allowance for loan losses reflects the negative provision. The negative provision recorded during the current quarter reflects the continued improvement in loan quality metrics including: non-accrual loans, loans rated substandard or watch, and loans past due.

Net charge-offs totaled $88,000, or an annualized 0.03% of average loans for the three months ended March 31, 2017, compared to $585,000, or an annualized 0.21% of average loans for the three months ended March 31, 2016. Of the $88,000 in charge-offs during the three months ended March 31, 2017, a majority of the activity related to loans secured by single-family residential loans.

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

During the three months ended March 31, 2017 primary uses of cash and cash equivalents included: $481.3 million funding loans held for sale, $28.4 million in net decrease in short-term borrowings, $24.0 decrease in repurchase agreements, $17.5 million increase in loans receivable, $3.4 million decrease in deposits, $3.3 million for cash dividends paid, and $5.0 million in purchases of mortgage related securities.

During the three months ended March 31, 2017, primary sources of cash and cash equivalents included: $608.5 million in proceeds from the sale of loans held for sale, $8.4 million in principal repayments on mortgage related securities, and $6.6 million in net income.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2017 and 2016, respectively, $74.6 million and $122.7 million of our assets were invested in cash and cash equivalents.  At March 31, 2017, cash and cash equivalents are comprised of the following: $24.8 million in cash held at the Federal Reserve Bank and other depository institutions and $49.8 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At March 31, 2017, we had $35.0 million in short-term advances from the FHLBC with a contractual maturity date of March 18, 2018. At March 31, 2017, we had $230.0 million in long term advances from the FHLBC with contractual maturity dates in 2017, 2018, and 2021.  The advances with maturity dates in 2017 and 2018 are callable quarterly until maturity.  The 2021 advance maturities has quarterly call options beginning in June 2018 and September 2018.  As an additional source of funds, we also enter into repurchase agreements.  At March 31, 2017, we had $60.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.

At March 31, 2017, we had outstanding commitments to originate loans receivable of $30.2 million.  In addition, at March 31, 2017, we had unfunded commitments under construction loans of $20.6 million, unfunded commitments under business lines of credit of $15.3 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.2 million.  At March 31, 2017, certificates of deposit scheduled to mature in one year or less totaled $510.7 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrcitions. At March 31, 2017, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totalling $37.6 million.

Capital

Shareholders' equity increased by $4.3 million to $415.1 million at March 31, 2017 from December 31, 2016.  The increase in shareholders' equity was primarily due to net income, additional paid in capital as stock options were exercised, accumulated other comprehensive income increasing as the fair value of the security portfolio increased, and unearned ESOP shares as they continue to vest. These increases were offset by the repurchase of stock and dividends declared.

The Company's Board of Directors authorized a stock repurchase program in the first quarter of 2015.  The Company authorized two stock repurchase programs in the second quarter of 2015.  These first three programs have been either fulfilled or cancelled. The Company's Board of Directors authorized a fourth stock repurchase program in the third quarter of 2015.  The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.  Repurchased shares are held by the Company as authorized but unissued shares.

As of March 31, 2017, the Company had repurchased 5,847,153 shares at an average price of $12.96 under previously approved stock repurchase plans. As of March 31, 2017, the Company is authorized to purchase up to 989,500 additional shares under the current approved stock repurchase program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At March 31, 2017, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines. See "Notes to Consolidated Financial Statements - Note 8 Regulatory Capital."

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

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2017 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$124,384	$124,384	$-	$-	$-
Money market and savings deposits (4)	159,946	159,946	-	-	-
Time deposit (4)	661,711	510,692	147,063	3,956	-
Bank lines of credit (4)	9,764	9,764	-	-	-
Federal Home Loan Bank advances (1)	265,000	115,000	50,000	100,000	-
Repurchase agreements (2)(4)	60,000	60,000	-	-	-
Operating leases (3)	8,828	2,555	3,321	1,465	1,487
Salary continuation agreements	43	43	-	-	-
	$1,289,676	$982,384	$200,384	$105,421	$1,487

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
(4)  Excludes interest.

Herrington v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their various employment agreements. On April 13, 2017, the arbitrator issued a partial award regarding liability, in which the arbitrator found Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. While an award regarding damages has not yet been issued, the Company has estimated that the award, which includes plaintiff attorney fees and costs, could be as high as $10.0 million. Waterstone Mortgage Corporation will continue to vigorously defend its interests in this matter, including challenging any findings regarding liability and damages through appropriate post-arbitration motions and appeal processes and seeking to vacate in its entirety any award against the Company. Given the pending legal strategies that are available, we do not believe that it is probable that the plaintiff will ultimately prevail in this litigation. In accordance with the authoritative guidance in evaluating contingencies, the Company has not recorded an accrual related to this matter.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2017.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$30,239	$30,239	$-	$-	$-
Unused portion of home equity lines of credit (2)	13,853	13,853	-	-	-
Unused portion of construction loans (3)	20,581	20,581	-	-	-
Unused portion of business lines of credit	15,250	15,250	-	-	-
Standby letters of credit	333	333	-	-	-
Total Other Commitments	$80,256	$80,256	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of March 31, 2017
Dollar Change	$2,344	1,677	839	(2,038)
Percentage Change	4.79%	3.43	1.72	(4.17)

At March 31, 2017, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 1.72% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 4.17%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as disclosed below, the Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2017, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
Herrington v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their various employment agreements. On April 13, 2017, the arbitrator issued a partial award regarding liability, in which the arbitrator found Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. While an award regarding damages has not yet been issued, the Company has estimated that the award, which includes plaintiff attorney fees and costs, could be as high as $10.0 million. Waterstone Mortgage Corporation will continue to vigorously defend its interests in this matter, including challenging any findings regarding liability and damages through appropriate post-arbitration motions and appeal processes and seeking to vacate in its entirety any award against the Company. Given the pending legal strategies that are available, we do not believe that it is probable that the plaintiff will ultimately prevail in this litigation. In accordance with the authoritative guidance in evaluating contingencies, the Company has not recorded an accrual related to this matter.

Item 1A. Risk Factors
There have been no changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company's monthly common stock purchases during the first quarter of 2017:

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
January 1, 2017 - January 31, 2017	6,361	$18.70	-	989,500
February 1, 2017 - February 28, 2017	-	-	-	989,500
March 1, 2017 - March 31, 2017	22,371	18.15	-	989,500
Total	28,732	$18.27	-	989,500

(a)	On September 4, 2015, the Board of Directors terminated the then existing plan and authorized the repurchase of 1,500,000 shares of common stock.
(b)
During the first quarter of 2017, the Company repurchased 28,732 shares for minimum tax withholding settlements on equity compensation. These purchases are included in the monthly common stock purchases table above but do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

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
Date: May 1, 2017
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: May 1, 2017
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended March 31, 2017

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X