Form 10-Q
period 2017-06-30
Waterstone Financial, Inc.
filed 2017-07-31
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 29,555,466 at July 28, 2017.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item l. Financial Statements	3
Consolidated Statements of Financial Condition as of June 30, 2017 (unaudited) and December 31, 2016	3
Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (unaudited)	5
Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2017 and 2016 (unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	8 - 34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	35 - 53
Item 3. Quantitative and Qualitative Disclosures about Market Risk	54
Item 4. Controls and Procedures	55

PART II. OTHER INFORMATION	55

Item 1. Legal Proceedings	55
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	55 55 56 56 56
Item 6. Exhibits	56
Signatures	56

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2017	December 31, 2016
Assets	(Dollars In Thousands, except share and per share data)
Cash	$84,013	$7,878
Federal funds sold	29,382	26,828
Interest-earning deposits in other financial institutions and other short term investments	16,165	12,511
Cash and cash equivalents	129,560	47,217
Securities available for sale (at fair value)	209,079	226,795
Loans held for sale (at fair value)	196,644	225,248
Loans receivable	1,225,762	1,177,884
Less: Allowance for loan losses	14,612	16,029
Loans receivable, net	1,211,150	1,161,855

Office properties and equipment, net	23,170	23,655
Federal Home Loan Bank stock (at cost)	18,675	13,275
Cash surrender value of life insurance	64,978	61,509
Real estate owned, net	4,784	6,118
Prepaid expenses and other assets	28,270	24,947
Total assets	$1,886,310	$1,790,619

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$119,585	$120,371
Money market and savings deposits	153,743	162,456
Time deposits	664,065	666,584
Total deposits	937,393	949,411

Borrowings	498,103	387,155
Advance payments by borrowers for taxes	18,842	4,716
Other liabilities	23,965	38,647
Total liabilities	1,478,303	1,379,929

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2017 and in 2016, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2017 and in 2016
Issued - 29,554,466 in 2017 and 29,430,123 in 2016
Outstanding - 29,554,466 in 2017 and 29,430,123 in 2016	296	294
Additional paid-in capital	325,003	322,934
Retained earnings	179,512	184,565
Unearned ESOP shares	(19,584)	(20,178)
Accumulated other comprehensive income (loss), net of taxes	237	(378)
Cost of shares repurchased (5,957,833 shares at June 30, 2017 and 5,908,150 shares at December 31, 2016)	(77,457)	(76,547)
Total shareholders' equity	408,007	410,690
Total liabilities and shareholders' equity	$1,886,310	$1,790,619

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In Thousands, except per share amounts)

Interest income:
Loans	$14,985	$14,073	$29,223	$27,857
Mortgage-related securities	678	790	1,374	1,628
Debt securities, federal funds sold and short-term investments	877	885	1,729	1,859
Total interest income	16,540	15,748	32,326	31,344
Interest expense:
Deposits	1,838	1,835	3,633	3,554
Borrowings	2,221	3,748	4,317	7,642
Total interest expense	4,059	5,583	7,950	11,196
Net interest income	12,481	10,165	24,376	20,148
Provision for loan losses	25	-	(1,186)	205
Net interest income after provision for loan losses	12,456	10,165	25,562	19,943
Noninterest income:
Service charges on loans and deposits	481	616	848	953
Increase in cash surrender value of life insurance	470	471	788	712
Loss on sale of securities	(107)	-	(107)	-
Mortgage banking income	36,224	34,980	60,911	55,594
Other	173	284	738	537
Total noninterest income	37,241	36,351	63,178	57,796
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	27,584	25,709	47,579	43,395
Occupancy, office furniture, and equipment	2,527	2,419	5,054	4,755
Advertising	869	655	1,593	1,313
Data processing	633	638	1,231	1,281
Communications	397	372	776	714
Professional fees	717	489	1,324	1,012
Real estate owned	(133)	163	278	307
FDIC insurance premiums	117	155	237	360
Other	3,476	3,631	7,173	6,316
Total noninterest expenses	36,187	34,231	65,245	59,453
Income before income taxes	13,510	12,285	23,495	18,286
Income tax expense	4,622	4,518	8,035	6,658
Net income	$8,888	$7,767	$15,460	$11,628
Income per share:
Basic	$0.32	$0.29	$0.56	$0.43
Diluted	$0.32	$0.29	$0.55	$0.43
Weighted average shares outstanding:
Basic	27,487	26,919	27,406	26,942
Diluted	27,955	27,204	27,913	27,243

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Net income	$8,888	$7,767	$15,460	$11,628

Other comprehensive income, net of tax:
Net unrealized holding gain on available for sale securities:
Net unrealized holding gain arising during the period, net of tax expense of ($204), ($528), ($356), ($1,728), respectively	316	815	550	2,675

Reclassification adjustment for net loss included in net income during the period, net of tax benefit of ($42), $0, ($42), $0, respectively	65	-	65	-

Total other comprehensive income	381	815	615	2,675
Comprehensive income	$9,269	$8,582	$16,075	$14,303

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Repurchased	Total Shareholders' Equity
	Shares	Amount
	(Dollars In Thousands, except per share amounts)
Balances at December 31, 2015	29,407	$$294	$317,022	$168,089	$(21,365)	$582	$(72,692)	$391,930

Comprehensive income:
Net income	-	-	-	11,628	-	-	-	11,628
Other comprehensive income	-	-	-	-	-	2,675	-	2,675
Total comprehensive income								14,303

ESOP shares committed to be released to Plan participants	-	-	145	-	594	-	-	739
Cash dividend, $0.13 per share	-	-	-	(3,554)	-	-	-	(3,554)
Stock compensation activity, net of tax	40	-	78	-	-	-	-	78
Stock compensation expense	-	-	942	-	-	-	-	942
Repurchase of common stock returned to authorized but unissued	(284)	(2)	-	-	-	-	(3,855)	(3,857)
Balances at June 30, 2016	29,163	$$292	$318,187	$176,163	$(20,771)	$3,257	$(76,547)	$400,581

Balances at December 31, 2016	29,430	$$294	$322,934	$184,565	$(20,178)	$(378)	$(76,547)	$410,690

Comprehensive income:
Net income	-	-	-	15,460	-	-	-	15,460
Other comprehensive income	-	-	-	-	-	615	-	615
Total comprehensive income								16,075

ESOP shares committed to be released to Plan participants	-	-	315	-	594	-	-	909
Cash dividend, $0.74 per share	-	-	-	(20,513)	-	-	-	(20,513)
Stock based compensation activity	174	2	806	-	-	-	-	808
Stock compensation expense	-	-	948	-	-	-	-	948
Repurchase of common stock returned to authorized but unissued	(50)	-	-	-	-	-	(910)	(910)
Balances at June 30, 2017	29,554	$$296	$325,003	$179,512	$(19,584)	$237	$(77,457)	$408,007

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2017	2016
	(In Thousands)

Operating activities:
Net income	$15,460	$11,628
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Provision for loan losses	(1,186)	205
Provision for depreciation	1,043	1,447
Stock based compensation	948	942
Net amortization of premium/discount on debt and mortgage related securities	365	510
Amortization of unearned ESOP shares	909	739
Amortization and impairment of mortgage servicing rights	49	389
Gain on sale of loans held for sale	(60,277)	(54,929)
Loans originated for sale	(1,219,226)	(1,046,354)
Proceeds on sales of loans originated for sale	1,308,107	1,058,992
Increase in accrued interest receivable	(153)	(21)
Increase in cash surrender value of life insurance	(788)	(712)
Increase (decrease) in accrued interest on deposits and borrowings	70	(211)
(Decrease) increase in other liabilities	(560)	4,149
Increase in accrued tax receivable	(1,132)	(367)
Loss on sale of securities	107	-
Net loss related to real estate owned	102	3
Gain on sale of mortgage servicing rights	(308)	-
Other	(1,899)	(9,447)
Net cash provided by (used in) operating activities	41,524	(33,037)

Investing activities:
Net increase in loans receivable	(49,033)	(18,910)
Net change in FHLB stock	(5,400)	4,650
Purchases of:
Mortgage related securities	(4,976)	(5,236)
Premises and equipment, net	(695)	(689)
Bank owned life insurance	(2,680)	(10,180)
Proceeds from:
Principal repayments on mortgage-related securities	16,940	19,115
Maturities of debt securities	5,845	5,945
Sale of debt securities	448	-
Sales of real estate owned	2,119	3,712
Net cash used in investing activities	(37,432)	(1,593)

Financing activities:
Net (decrease) increase in deposits	(12,018)	49,348
Net change in short term borrowings	34,948	(6,458)
Repayment of long term debt	(24,000)	(70,000)
Proceeds from long term debt	100,000	50,000
Net change in advance payments by borrowers for taxes	(241)	175
Cash dividends on common stock	(20,336)	(2,671)
Purchase of common stock returned to authorized but unissued	(910)	(3,857)
Proceeds from stock option exercises	808	78
Net cash provided by financing activities	78,251	16,615
Increase (decrease) in cash and cash equivalents	82,343	(18,015)
Cash and cash equivalents at beginning of period	47,217	100,471
Cash and cash equivalents at end of period	$129,560	$82,456

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$9,332	$6,545
Interest payments	7,880	11,407
Noncash activities:
Loans receivable transferred to real estate owned	923	3,123
Dividends declared but not paid in other liabilities	3,514	2,304

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Note 1 — Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Waterstone Financial, Inc. (the "Company") and the Company's subsidiaries.

WaterStone Bank SSB (the "Bank") is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking segment, Waterstone Mortgage Corporation.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2016 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period.

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

Impact of Recent Accounting Pronouncements

Accounting Standards Codification (ASC) Topic 606 "Revenue from Contracts with Customers." New authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" amended prior guidance to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and to provide clarification on identifying performance obligations and licensing implementation guidance. The new authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to January 1, 2018. The Company is evaluating the new guidance but does not expect it to have a material impact on the Company's statements of operations or financial condition.

ASC Topic 825 "Financial Instruments." New authoritative accounting guidance under ASC Topic 825, "Financial Instruments" amended prior guidance to require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected the fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The new authoritative guidance will be effective for reporting periods after January 1, 2018 and is not expected to have a material impact on the Company's statements of operations or financial condition.

ASC Topic 842 "Leases." New authoritative accounting guidance under ASC Topic 842, "Leases" amended prior guidance to require lessees to recognize the assets and liabilities arising from all leases on the balance sheet. The new authoritative guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In addition, the qualifications for a sale and leaseback transaction have been amended. The new authoritative guidance also requires qualitative and quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition.

ASC Topic 718 "Compensation - Stock Compensation." New authoritative accounting guidance under ASC Topic 718, "Compensation - Stock Compensation" amended prior guidance on several aspects, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The new authoritative guidance allows for all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. For earnings per share, anticipated excess tax benefits will not be included in assumed proceeds when applying the treasury method for computing dilutive shares.  For the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The new authoritative guidance also allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The Company adopted this standard on January 1, 2017 and the standard did not have a material impact on its consolidated financial statements.

ASC Topic 326 "Financial Instruments - Credit Losses." New authoritative accounting guidance under ASC Topic 326, "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$66,297	$612	$(163)	$66,746
Collateralized mortgage obligations:
Government sponsored enterprise issued	56,695	64	(319)	56,440
Mortgage-related securities	122,992	676	(482)	123,186

Government sponsored enterprise bonds	2,500	1	(2)	2,499
Municipal securities	63,747	1,590	(8)	65,329
Other debt securities	17,397	52	(612)	16,837
Debt securities	83,644	1,643	(622)	84,665
Certificates of deposit	1,225	4	(1)	1,228
	$207,861	$2,323	$(1,105)	$209,079

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$72,858	$798	$(243)	$73,413
Collateralized mortgage obligations:
Government sponsored enterprise issued	62,297	70	(365)	62,002
Mortgage-related securities	135,155	868	(608)	135,415

Government sponsored enterprise bonds	2,500	4	(1)	2,503
Municipal securities	70,311	685	(300)	70,696
Other debt securities	17,399	154	(603)	16,950
Debt securities	90,210	843	(904)	90,149
Certificates of deposit	1,225	7	(1)	1,231
	$226,590	$1,718	$(1,513)	$226,795

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At June 30, 2017, $63.9 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of June 30, 2017, $2.9 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2016, $93.2 million of the Company's government sponsored enterprise bonds and $2.4 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities, respectively.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2017 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$9,486	$9,484
Due after one year through five years	20,358	20,504
Due after five years through ten years	38,150	39,470
Due after ten years	16,875	16,435
Mortgage-related securities	122,992	123,186
	$207,861	$209,079

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$10,436	$(144)	$1,054	$(19)	$11,490	$(163)
Collateralized mortgage obligations:
Government sponsored enterprise issued	37,476	(319)	-	-	37,476	(319)
Government sponsored enterprise bonds	1,998	(2)	-	-	1,998	(2)
Municipal securities	9,322	(8)	-	-	9,322	(8)
Other debt securities	-	-	9,388	(612)	9,388	(612)
Certificates of deposit	489	(1)	-	-	489	(1)
	$59,721	$(474)	$10,442	$(631)	$70,163	$(1,105)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$23,433	$(222)	$1,068	$(21)	$24,501	$(243)
Collateralized mortgage obligations:
Government sponsored enterprise issued	39,395	(365)	-	-	39,395	(365)
Government sponsored enterprise bonds	2,000	(1)	-	-	2,000	(1)
Municipal securities	32,141	(300)	-	-	32,141	(300)
Other debt securities	-	-	9,397	(603)	9,397	(603)
Certificates of deposit	489	(1)	-	-	489	(1)
	$97,458	$(889)	$10,465	$(624)	$107,923	$(1,513)

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

(In Thousands)
Credit-related impairments on securities as of December 31, 2015	$117
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Decrease in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	(23)
Credit-related impairments on securities as of December 31, 2016	94
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of June 30, 2017	$94

As of June 30, 2017, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of June 30, 2017, this security had a combined amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of June 30, 2017, the Company had one mortgage-backed security and one other debt security which had been in an unrealized loss position for twelve months or longer. These securities were determined not to be other-than-temporarily impaired as of June 30, 2017. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the six months ended June 30, 2017, proceeds from the sale of securities totaled $448,000 and resulted in losses totaling $107,000. The $107,000 included in loss on sale of available for sale securities in the consolidated statements of income during the six months ended June 30, 2017 was reclassified from accumulated other comprehensive income. There were no sales of securities during the six months ended June 30, 2016.

Note 3 - Loans Receivable

Loans receivable at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$412,139	$392,817
Multi-family	574,468	558,592
Home equity	21,046	21,778
Construction and land	14,906	18,179
Commercial real estate	176,934	159,401
Consumer	291	319
Commercial loans	25,978	26,798
	$1,225,762	$1,177,884

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

Qualifying loans receivable totaling $933.3 million and $911.9 million at June 30, 2017 and December 31, 2016, respectively, are pledged as collateral against $415.0 million in outstanding Federal Home Loan Bank of Chicago (FHLBC) advances under a blanket security agreement.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank.  As of June 30, 2017 and December 31, 2016, loans aggregating approximately $4.6 million and $5.1 million, respectively, were outstanding to such parties.  None of these loans were considered impaired as of June 30, 2017 or December 31, 2016.

As of June 30, 2017 and December 31, 2016, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of June 30, 2017 and December 31, 2016 follows:

	As of June 30, 2017
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,924	$1,057	$4,317	$7,298	$404,841	$412,139
Multi-family	129	-	763	892	573,576	574,468
Home equity	155	-	56	211	20,835	21,046
Construction and land	-	-	37	37	14,869	14,906
Commercial real estate	164	212	186	562	176,372	176,934
Consumer	-	-	-	-	291	291
Commercial loans	-	-	26	26	25,952	25,978
Total	$2,372	$1,269	$5,385	$9,026	$1,216,736	$1,225,762

	As of December 31, 2016
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,403	$7	$4,623	$7,033	$385,784	$392,817
Multi-family	376	-	401	777	557,815	558,592
Home equity	82	-	35	117	21,661	21,778
Construction and land	-	-	-	-	18,179	18,179
Commercial real estate	-	-	203	203	159,198	159,401
Consumer	-	-	-	-	319	319
Commercial loans	42	-	27	69	26,729	26,798
Total	$2,903	$7	$5,289	$8,199	$1,169,685	$1,177,884

(1)	Includes $59,000 and $148,000 at June 30, 2017 and December 31, 2016, respectively, which are on non-accrual status.
(2)	Includes $1.3 million and $- at June 30, 2017 and December 31, 2016, respectively, which are on non-accrual status.
(3)	Includes $1.9 million and $4.4 million at June 30, 2017 and December 31, 2016, respectively, which are on non-accrual status.

A summary of the activity for the six months ended June 30, 2017 and 2016 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Six months ended June 30, 2017
Balance at beginning of period	$7,164	$4,809	$364	$1,016	$1,951	$12	$713	$16,029
Provision (credit) for loan losses	(187)	(376)	1	(310)	(166)	(1)	(147)	(1,186)
Charge-offs	(392)	(44)	-	(14)	-	-	-	(450)
Recoveries	119	43	17	40	-	-	-	219
Balance at end of period	$6,704	$4,432	$382	$732	$1,785	$11	$566	$14,612

Six months ended June 30, 2016
Balance at beginning of period	$7,763	$5,000	$433	$904	$1,680	$9	$396	$16,185
Provision (credit) for loan losses	(103)	(5)	(2)	(13)	52	1	275	205
Charge-offs	(464)	(445)	(62)	(3)	-	-	-	(974)
Recoveries	178	59	19	33	-	-	-	289
Balance at end of period	$7,374	$4,609	$388	$921	$1,732	$10	$671	$15,705

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of June 30, 2017 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$986	$45	$85	$-	$58	$-	$-	$1,174
Allowance related to loans collectively evaluated for impairment	5,718	4,387	297	732	1,727	11	566	13,438
Balance at end of period	$6,704	$4,432	$382	$732	$1,785	$11	$566	$14,612

Loans individually evaluated for impairment	$10,024	$3,686	$273	$37	$691	$-	$26	$14,737
Loans collectively evaluated for impairment	402,115	570,782	20,773	14,869	176,243	291	25,952	1,211,025
Total gross loans	$412,139	$574,468	$21,046	$14,906	$176,934	$291	$25,978	$1,225,762

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of June 30, 2017 and December 31, 2016:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At June 30, 2017
Substandard	$9,647	$1,198	$242	$37	$691	$-	$906	$12,721
Watch	9,702	2,989	53	-	598	-	1,372	14,714
Pass	392,790	570,281	20,751	14,869	175,645	291	23,700	1,198,327
	$412,139	$574,468	$21,046	$14,906	$176,934	$291	$25,978	$1,225,762

At December 31, 2016
Substandard	$12,845	$1,427	$428	$-	$717	$-	$41	$15,458
Watch	10,509	3,975	149	436	1,389	-	3,671	20,129
Pass	369,463	553,190	21,201	17,743	157,295	319	23,086	1,142,297
	$392,817	$558,592	$21,778	$18,179	$159,401	$319	$26,798	$1,177,884

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

The following tables present data on impaired loans at June 30, 2017 and December 31, 2016.

	As of or for the Six Months Ended June 30, 2017
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$3,384	$3,384	$986	$-	$3,410	$65
Multi-family	373	373	45	-	374	-
Home equity	163	163	85	-	167	6
Construction and land	-	-	-	-	-	-
Commercial real estate	255	664	58	409	263	5
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	4,175	4,584	1,174	409	4,214	76
Total Impaired with no Reserve
One- to four-family	6,640	7,612	-	972	6,778	144
Multi-family	3,313	4,188	-	875	3,344	95
Home equity	110	110	-	-	114	2
Construction and land	37	51	-	14	49	-
Commercial real estate	436	436	-	-	437	7
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	10,562	12,423	-	1,861	10,748	248
Total Impaired
One- to four-family	10,024	10,996	986	972	10,188	209
Multi-family	3,686	4,561	45	875	3,718	95
Home equity	273	273	85	-	281	8
Construction and land	37	51	-	14	49	-
Commercial real estate	691	1,100	58	409	700	12
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	$14,737	$17,007	$1,174	$2,270	$14,962	$324

	As of or for the Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$3,007	$3,007	$499	$-	$3,063	$88
Multi-family	-	-	-	-	-	-
Home equity	188	188	79	-	198	15
Construction and land	-	-	-	-	-	-
Commercial real estate	280	689	83	409	295	15
Consumer	-	-	-	-	-	-
Commercial	1	1	1	-	2	-
	3,476	3,885	662	409	3,558	118
Total Impaired with no Reserve
One- to four-family	7,913	9,245	-	1,332	8,150	401
Multi-family	3,941	4,952	-	1,011	4,005	230
Home equity	254	254	-	-	258	9
Construction and land	-	-	-	-	-	-
Commercial real estate	438	438	-	-	442	13
Consumer	-	-	-	-	-	-
Commercial	40	40	-	-	46	2
	12,586	14,929	-	2,343	12,901	655
Total Impaired
One- to four-family	10,920	12,252	499	1,332	11,213	489
Multi-family	3,941	4,952	-	1,011	4,005	230
Home equity	442	442	79	-	456	24
Construction and land	-	-	-	-	-	-
Commercial real estate	718	1,127	83	409	737	28
Consumer	-	-	-	-	-	-
Commercial	41	41	1	-	48	2
	$16,062	$18,814	$662	$2,752	$16,459	$773

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $10.6 million of impaired loans as of June 30, 2017 for which no allowance has been provided, $1.9 million in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans' net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At June 30, 2017, total impaired loans included $8.2 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2016, total impaired loans included $10.1 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of June 30, 2017
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$3,291	3	$1,224	7	$4,515	10
Multi-family	2,489	1	825	3	3,314	4
Home Equity	48	1	-	-	48	1
Commercial real estate	292	1	42	1	334	2
	$6,120	6	$2,091	11	$8,211	17

	As of December 31, 2016
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$3,296	3	$2,399	34	$5,695	37
Multi-family	2,514	1	1,427	5	3,941	6
Home equity	49	1	97	1	146	2
Commercial real estate	295	1	60	1	355	2
	$6,154	6	$3,983	41	$10,137	47

At June 30, 2017, $8.2 million in loans had been modified in troubled debt restructurings and $2.1 million of these loans were included in the non-accrual loan total. The remaining $6.1 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $242,000 valuation allowance has been established as of June 30, 2017 with respect to the $8.2 million in troubled debt restructurings. As of December 31, 2016, a $293,000 valuation allowance had been established with respect to the $10.1 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of June 30, 2017
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$7,090	11	$714	2	$7,804	13
Principal forbearance	48	1	-	-	48	1
Interest reduction	359	3	-	-	359	3
	$7,497	15	$714	2	$8,211	17

	As of December 31, 2016
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$8,221	22	$761	2	$8,982	24
Principal forbearance	49	1	-	-	49	1
Interest reduction	1,106	22	-	-	1,106	22
	$9,376	45	$761	2	$10,137	47

There were no loans modified as troubled debt restructurings for the three months or six months ended June 30, 2017 and June 30, 2016.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three or six months ended June 30, 2017 and June 30, 2016.

The following table presents data on non-accrual loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$6,732	$7,623
Multi-family	1,198	1,427
Home equity	194	344
Construction and land	37	-
Commercial real estate	398	422
Commercial	26	41
Consumer	-	-
Total non-accrual loans	$8,585	$9,857
Total non-accrual loans to total loans receivable	0.70%	0.84%
Total non-accrual loans to total assets	0.46%	0.55%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	June 30, 2017	December 31, 2016
	(In Thousands)

One- to four-family	$1,386	$2,141
Multi-family	-	-
Construction and land	4,802	5,082
Commercial real estate	300	300
Total real estate owned	6,488	7,523
Valuation allowance at end of period	(1,704)	(1,405)
Total real estate owned, net	$4,784	$6,118

The following table presents the activity in the Company's real estate owned:

	Six months ended June 30,
	2017	2016
	(In Thousands)
Real estate owned at beginning of the period	$6,118	9,190
Transferred from loans receivable	923	3,123
Sales (net of gains / losses)	(1,792)	(3,325)
Write downs	(464)	(351)
Other	(1)	-
Real estate owned at the end of the period	$4,784	8,637

Residential one- to four-family mortgage loans that were in the process of foreclosure were $5.0 million and $3.1 million at June 30, 2017 and December 31, 2016, respectively.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Six months ended June 30,
	2017	2016
	(In Thousands)
Mortgage servicing rights at beginning of the period	$2,260	$1,422
Additions	568	972
Amortization	(49)	(239)
Sales	(2,264)	-
Mortgage servicing rights at end of the period	515	2,155
Valuation allowance at end of period	-	(150)
Mortgage servicing rights at end of the period, net	$515	$2,005

During the six months ended June 30, 2017, $1.22 billion in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $1.31 billion, generating mortgage banking income of $60.9 million. The unpaid principal balance of loans serviced for others was $73.3 million and $318.6 million at June 30, 2017 and December 31, 2016, respectively. These loans are not reflected in the consolidated statements of financial condition.

During the six months ended June 30, 2017, the Company sold mortgage servicing rights related to $295.1 million in loans receivable with a book value of $2.3 million for $2.6 million resulting in a gain on sale of $308,000.  During the six months ended June 30, 2016, the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ending December 31:	(In Thousands)
2017	$49
2018	73
2019	65
2020	58
2021	49
Thereafter	221
Total	$515

Note 6— Deposits

At June 30, 2017 and December 31, 2016, time deposits with balances greater than $250,000 amounted to $40.4 million and $44.5 million, respectively.

A summary of the contractual maturities of time deposits at June 30, 2017 is as follows:

(In Thousands)

Within one year	$557,711
More than one to two years	90,268
More than two to three years	13,027
More than three to four years	1,637
More than four through five years	1,422
$664,065

Note 7— Borrowings

Borrowings consist of the following:

		June 30, 2017		December 31, 2016
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)
Short term:
Repurchase agreement		$23,103	3.98%	$8,155	3.52%
Federal Home Loan Bank, Chicago advances		85,000	1.14%	65,000	0.61%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
2021		100,000	0.78%	100,000	0.78%
2027		100,000	1.24%	-	0.00%
Repurchase agreements maturing	2017	60,000	3.87%	84,000	3.96%
		$498,103	2.05%	$387,155	2.27%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $23.1 million balance at June 30, 2017 and a $8.2 million balance at December 31, 2016.

The $85.0 million in short-term advances consists of one $35.0 million short-term advance that has a maturity date of March 15, 2018 and a fixed rate of 1.28% and one $50.0 million short-term advance that has a maturity date of August 25, 2017 and a fixed rate of 1.05%.  .

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

The $100.0 million in advances due in 2027 consists of one $50.0 million advance with a fixed rate of 1.24% with a FHLB single call option in May 2019 and one $50.0 million advance with a fixed rate of 1.23% with a FHLB single call option in June 2019.

The $60.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $63.9 million at June 30, 2017 and $93.2 million at December 31, 2016.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances. The Company's borrowings from the FHLBC are limited to 79% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of home equity loans and 51% of the carrying value of multi-family loans. In addition, these advances were collateralized by FHLBC stock of $18.7 million at June 30, 2017 and $13.3 million at December 31, 2016. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

The Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC) issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and the Bank have made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

The table below includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2017, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

The actual and required capital amounts and ratios for the Bank as of June 30, 2017 and December 31, 2016 are presented in the table below:

	June 30, 2017
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$410,803	30.19%	$108,841	8.00%	$125,847	9.25%	$	N/A	N/A
WaterStone Bank	397,990	29.34%	108,513	8.00%	125,468	9.25%		135,642	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	396,191	29.12%	81,630	6.00%	98,637	7.25%		N/A	N/A
WaterStone Bank	383,378	28.26%	81,385	6.00%	98,340	7.25%		108,513	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	396,191	29.12%	61,223	4.50%	78,229	5.75%		N/A	N/A
WaterStone Bank	383,378	28.26%	61,039	4.50%	77,994	5.75%		88,167	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	396,191	22.14%	71,575	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	383,378	21.47%	71,413	4.00%	N/A	N/A		89,266	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	383,378	20.39%	112,838	6.00%	N/A	N/A		N/A	N/A

	December 31, 2016
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$426,496	32.23%	$105,870	8.00%	$114,141	8.625%	$	N/A	N/A
WaterStone Bank	389,602	29.50%	105,641	8.00%	113,895	8.625%		132,052	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,467	31.02%	79,402	6.00%	87,673	6.625%		N/A	N/A
WaterStone Bank	373,573	28.29%	79,231	6.00%	87,484	6.625%		105,641	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,467	31.02%	59,552	4.50%	67,823	5.125%		N/A	N/A
WaterStone Bank	373,573	28.29%	59,423	4.50%	67,676	5.125%		85,834	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	410,467	23.20%	70,760	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	373,573	21.17%	70,573	4.00%	N/A	N/A		88,216	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	373,573	20.90%	107,247	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense increased from $6.7 million during the six months ended June 30, 2016 to $8.0 million for the six months ended June 30, 2017. This increase was primarily due to the increase in our income before income taxes, which increased from $18.3 million during the six months ended June 30, 2016 to $23.5 million during the six months ended June 30, 2017.  Income tax expense is recognized on the statement of income during the six months ended June 30, 2017 at an effective rate of 34.2% of pretax income compared to 36.4% during the six months ended June 30, 2016.

During six months ended June 30, 2017, the Company recognized a benefit of approximately $806,000 related to stock awards exercised during the year as a result of adopting the new stock compensation accounting standard.

Note 10 – Offsetting of Assets and Liabilities

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. In addition, the Company enters into agreements under which it sells loans held for sale subject to an obligation to repurchase the same loans. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of assets. The obligation to repurchase the assets is reflected as a liability in the Company's consolidated statements of financial condition, while the securities and loans held for sale underlying the repurchase agreements remain in the respective investment securities and loans held for sale asset accounts. In other words, there is no offsetting or netting of the investment securities or loans held for sale assets with the repurchase agreement liabilities. One of the Company's two short-term repurchase agreements and all of the Company's long-term repurchase agreements are subject to master netting agreements, which set forth the rights and obligations for repurchase and offset. Under the master netting agreement, the Company is entitled to set off the collateral placed with a single counterparty against obligations owed to that counterparty.

The following table presents the liabilities subject to an enforceable master netting agreement as of June 30, 2017 and December 31, 2016.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
June 30, 2017
Repurchase Agreements
Short-term	$23,103	$-	$23,103	$23,103	$-
Long-term	60,000	-	60,000	60,000	-
	$83,103	$-	$83,103	$83,103	$-

December 31, 2016
Repurchase Agreements
Short-term	$8,155	$-	$8,155	$8,155	$-
Long-term	84,000	-	84,000	84,000	-
	$92,155	$-	$92,155	$92,155	$-

Note 11– Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

	June 30, 2017	December 31, 2016
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$33,719	$30,903
Commitments to extend credit under home equity lines of credit (2)	14,467	14,367
Unused portion of construction loans (3)	25,690	21,137
Unused portion of business lines of credit	16,300	15,095
Standby letters of credit	259	333

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of June 30, 2017 and December 31, 2016.

In the normal course of business, the Company, or it's subsidiaries, are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Herrington v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their various employment agreements. On July 5, 2017, the arbitrator issued a final award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA.  The arbitrator awarded damages under the FLSA in the amount of $7.3 million, and attorney's fees and costs in the amount of $3.3 million. While a judgment confirming the arbitrator's award with respect to damages and fees has not yet been issued, if plaintiff prevails on her theories, the Company has estimated that the award, which includes attorney's fees and costs, could be as high as $11.0 million. Waterstone Mortgage Corporation will continue to vigorously defend its interests in this matter, including challenging any findings regarding liability and damages through appropriate post-arbitration motions and appeal processes and seeking to vacate in its entirety any award against the Company. Given the pending legal strategies that are available, we do not believe that it is probable that the plaintiff will ultimately prevail in this litigation, and estimate the low end of the possible range of loss is $0. In accordance with the authoritative guidance in evaluating contingencies, the Company has not recorded an accrual related to this matter.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At June 30, 2017, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $417.2 million and interest rate lock commitments with an aggregate notional amount of approximately $266.9 million.  The fair value of the forward commitments to sell mortgage loans at June 30, 2017 included a gain of $1.5 million that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at June 30, 2017 included a gain of $2.5 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In Thousands, except per share amounts)

Net income	$8,888	$7,767	$15,460	$11,628
Net income available to unvested restricted shares	-	5	-	7
Net income available to common stockholders	$8,888	$7,762	$15,460	$11,621

Weighted average shares outstanding	27,487	26,919	27,406	26,942
Effect of dilutive potential common shares	468	285	507	301
Diluted weighted average shares outstanding	27,955	27,204	27,913	27,243

Basic earnings per share	$0.32	$0.29	$0.56	$0.43
Diluted earnings per share	$0.32	$0.29	$0.55	$0.43

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

The following table presents information about our assets recorded in our consolidated statement of financial condition at their fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2017	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$66,746	$-	$66,746	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	56,440	-	56,440	-
Government sponsored enterprise bonds	2,499	-	2,499	-
Municipal securities	65,329	-	65,329	-
Other debt securities	16,837	2,412	14,425	-
Certificates of deposit	1,228	-	1,228	-
Loans held for sale	196,644	-	196,644	-
Mortgage banking derivative assets	3,904	-	-	3,904

		Fair Value Measurements Using
	December 31, 2016	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$73,413	$-	$73,413	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	62,002	-	62,002	-
Government sponsored enterprise bonds	2,503	-	2,503	-
Municipal securities	70,696	-	70,696	-
Other debt securities	16,950	2,541	14,409	-
Certificates of deposit	1,231	-	1,231	-
Loans held for sale	225,248	-	225,248	-
Mortgage banking derivative assets	3,403	-	-	3,403
Mortgage banking derivative liabilities	69	-	-	69

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

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2015	$2,188

Mortgage derivative gain, net	1,146
Balance at December 31, 2016	$3,334

Mortgage derivative gain, net	570
Balance at June 30, 2017	$3,904

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statement of financial condition at their fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2017	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$3,001	$-	$-	$3,001
Real estate owned	4,784	-	-	4,784

		Fair Value Measurements Using
	December 31, 2016	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$2,814	$-	$-	$2,814
Real estate owned	6,118	-	-	6,118

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At June 30, 2017, loans determined to be impaired with an outstanding balance of $4.2 million were carried net of specific reserves of $1.2 million for a fair value of $3.0 million. At December 31, 2016, loans determined to be impaired with an outstanding balance of $3.5 million were carried net of specific reserves of $662,000 for a fair value of $2.8 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $464,000 and $351,000 during the six months ended June 30, 2017 and 2016, respectively and are recorded in real estate owned expense. At June 30, 2017 and December 31, 2016, real estate owned totaled $4.8 million and $6.1 million, respectively.

Mortgage servicing rights – The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value. At June 30, 2017 and December 31, 2016, there were no impairment identified for mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$3,904	Pricing models	Pull through rate	33.6%	99.8%
Impaired loans	3,001	Market approach	Discount rates applied to appraisals	15.0%	35.0%
Real estate owned	4,784	Market approach	Discount rates applied to appraisals	14.8%	85.7%

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
The carrying amounts and fair values of the Company's financial instruments consist of the following:

	June 30, 2017					December 31, 2016
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$129,560	$129,560	$113,660	$15,900	$-	$47,217	$47,217	$34,967	$12,250	$-
Securities available-for-sale	209,079	209,079	2,412	206,667	-	226,795	226,795	2,541	224,254	-
Loans held for sale	196,644	196,644	-	196,644	-	225,248	225,248	-	225,248	-
Loans receivable	1,225,762	1,259,333	-	-	1,259,333	1,177,884	1,212,967	-	-	1,212,967
FHLB stock	18,675	18,675	-	18,675	-	13,275	13,275	-	13,275	-
Accrued interest receivable	4,434	4,434	4,434	-	-	4,281	4,281	4,281	-	-
Mortgage servicing rights	515	655	-	-	655	2,260	3,232	-	-	3,232
Mortgage banking derivative assets	3,904	3,904	-	-	3,904	3,403	3,403	-	-	3,403

Financial Liabilities
Deposits	937,393	937,064	273,328	663,736	-	949,411	949,825	282,827	666,998	-
Advance payments by borrowers for taxes	18,842	18,842	18,842	-	-	4,716	4,716	4,716	-	-
Borrowings	498,103	499,506	-	499,506	-	387,155	390,932	-	390,932	-
Accrued interest payable	986	986	986	-	-	916	916	916	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	69	69	-	-	69

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at June 30, 2017 and December 31, 2016.

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

Mortgage Banking

The mortgage banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 24 states.

	As of or for the three months ended June 30, 2017
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$12,433	$24	$24	$12,481
Provision for loan losses	-	25	-	25
Net interest income (loss) after provision for loan losses	12,433	(1)	24	12,456

Noninterest income	995	36,743	(497)	37,241

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,153	23,553	(122)	27,584
Occupancy, office furniture and equipment	782	1,745	-	2,527
FDIC insurance premiums	117	-	-	117
Real estate owned	(133)	-	-	(133)
Other	1,628	4,782	(318)	6,092
Total noninterest expenses	6,547	30,080	(440)	36,187
Income (loss) before income taxes	6,881	6,662	(33)	13,510
Income tax expense	1,902	2,715	5	4,622
Net income (loss)	$4,979	$3,947	$(38)	$8,888

Total assets	$1,874,474	$225,119	$(213,283)	$1,886,310

	As of or for the three months ended June 30, 2016
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,962	$132	$71	$10,165
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	9,962	132	71	10,165

Noninterest income	1,203	35,400	(252)	36,351

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,037	21,787	(115)	25,709
Occupancy, office furniture and equipment	816	1,603	-	2,419
FDIC insurance premiums	155	-	-	155
Real estate owned	163	-	-	163
Other	1,264	4,615	(94)	5,785
Total noninterest expenses	6,435	28,005	(209)	34,231
Income before income taxes	4,730	7,527	28	12,285
Income tax expense	1,421	3,087	10	4,518
Net income	$3,309	$4,440	$18	$7,767

Total assets	$1,793,197	$246,295	$(240,226)	$1,799,266

	As of or for the six months ended June 30, 2017
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$24,113	$125	$138	$24,376
Provision for loan losses	(1,300)	114	-	(1,186)
Net interest income after provision for loan losses	25,413	11	138	25,562

Noninterest income	1,807	62,128	(757)	63,178

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	8,481	39,342	(244)	47,579
Occupancy, office furniture and equipment	1,623	3,431	-	5,054
FDIC insurance premiums	237	-	-	237
Real estate owned	278	-	-	278
Other	2,883	9,644	(430)	12,097
Total noninterest expenses	13,502	52,417	(674)	65,245
Income before income taxes	13,718	9,722	55	23,495
Income tax expense	4,061	3,949	25	8,035
Net income	$9,657	$5,773	$30	$15,460

	As of or for the six months ended June 30, 2016
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
		(In Thousands)

Net interest income	$19,733	$277	$138	$20,148
Provision for loan losses	100	105	-	205
Net interest income after provision for loan losses	19,633	172	138	19,943

Noninterest income	1,925	56,333	(462)	57,796

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	8,392	35,231	(228)	43,395
Occupancy, office furniture and equipment	1,648	3,107	-	4,755
FDIC insurance premiums	360	-	-	360
Real estate owned	307	-	-	307
Other	2,453	8,337	(154)	10,636
Total noninterest expenses	13,160	46,675	(382)	59,453
Income before income taxes	8,398	9,830	58	18,286
Income tax expense	2,604	4,030	24	6,658
Net income	$5,794	$5,800	$34	$11,628

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q may contain various forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions and verbs in the future tense. These forward-looking statements include, but are not limited to:

●	Statements of our goals, intentions and expectations;
●	Statements regarding our business plans, prospects, growth and operating strategies;
●	Statements regarding the quality of our loan and investment portfolio; and
●	Estimates of our risks and future costs and benefits.

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

●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired entities;
●	decreased demand for our products and services;
●	changes in tax policies or assessment policies;
●	the inability of third-party providers to perform their obligations to us;
●	changes in consumer spending, borrowing and savings habits;
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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and six months ended June 30, 2017 and 2016 and the financial condition as of June 30, 2017 compared to the financial condition as of December 31, 2016.
As described in the notes to the unaudited consolidated financial statements, we have two reportable segments: community banking and mortgage banking. The community banking segment provides consumer and business banking products and services to customers primarily within Southeastern Wisconsin along with a loan production office in Minneapolis, Minnesota. Consumer products include loan products, deposit products, and personal investment services. Business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts.  The mortgage banking segment, which is conducted by offices in 24 states through Waterstone Mortgage Corporation, consists of originating residential mortgage loans primarily for sale in the secondary market.

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and six months ended June 30, 2017 and 2016, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended June 30, 2017 and 2016

Net income for the three months ended June 30, 2017 totaled $5.0 million compared to net income of $3.3 million for the three months ended June 30, 2016. Net interest income increased $2.5 million to $12.4 million for the three months ended June 30, 2017 compared to $10.0 million for the three months ended June 30, 2016.  Net interest income increased due primarily to a decrease of $1.6 million in interest expense on borrowings as higher rate FHLB borrowings matured in 2016 along with an increase of $856,000 in interest income as the average loan balance increased.

Compensation, payroll taxes, and other employee benefits expense increased $116,000 due primarily to an increase in health insurance and ESOP expense partially offset by stock compensation expense. The Bank also reported an increase in other noninterest expense for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  Occupancy, office furniture, and equipment expense, FDIC premiums, and real estate owned expense decreased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2017 and 2016

Net income totaled $3.9 million for the three months ended June 30, 2017 compared to $4.4 million for the three months ended June 30, 2016.  Mortgage banking segment revenue increased $1.3 million, or 3.8%, to $36.7 million for the three months ended June 30, 2017 compared to $35.4 million for the three months ended June 30, 2016.  The increase in revenue was attributable to a $62.8 million, or 9.3%, increase in origination volume partially offset by a decrease in margin. In addition to the decrease in margin, the value of the interest rate lock pipeline decreased $580,000 compared to the prior year period.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 91.7% of total originations during the three months ended June 30, 2017, compared to 88.5% of total originations during the three months ended June 30, 2016.  The mix of loan type trended slightly towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 64.8% and 35.2% of all loan originations, respectively, during the three months ended June 30, 2017, compared 61.0% and 39.0% of all loan originations, respectively, during the three months ended June 30, 2016.

Total compensation, payroll taxes and other employee benefits increased $1.8 million, or 8.1%, to $23.6 million for the three months ended June 30, 2017 compared to $21.8 million for the three months ended June 30, 2016.  The increase in compensation expense was primarily a result of the increase in mortgage banking income, given our commission-based loan officer compensation model. Occupancy, office furniture, and equipment expense and other noninterest expense increased $309,000 to $6.5 million as the number of branches increased and as fundings increased, driving more volume-based expenses.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended June 30,
	2017	2016
	(Dollars in Thousands, except per share amounts)

Net income	$8,888	7,767
Earnings per share - basic	0.32	0.29
Earnings per share - diluted	0.32	0.29
Annualized return on average assets	1.99%	1.78%
Annualized return on average equity	8.70%	7.86%

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

	Three months ended June 30,
	2017			2016
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,346,784	$14,985	4.46%	$1,261,199	$14,073	4.49%
Mortgage related securities (2)	128,207	678	2.12%	160,613	790	1.98%
Debt securities, federal funds sold and short-term investments (2)(3)	195,313	1,081	2.22%	212,545	1,110	2.10%
Total interest-earning assets	1,670,304	16,744	4.02%	1,634,357	15,973	3.93%

Noninterest-earning assets	119,663			119,033
Total assets	$1,789,967			$1,753,390

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$35,530	7	0.08%	$33,681	5	0.06%
Money market and savings accounts	171,784	109	0.25%	163,219	106	0.26%
Time deposits	662,428	1,722	1.04%	675,306	1,724	1.03%
Total interest-bearing deposits	869,742	1,838	0.85%	872,206	1,835	0.85%
Borrowings	393,470	2,221	2.26%	388,933	3,748	3.88%
Total interest-bearing liabilities	1,263,212	4,059	1.29%	1,261,139	5,583	1.78%

Noninterest-bearing liabilities
Noninterest-bearing deposits	90,037			70,273
Other noninterest-bearing liabilities	27,118			24,358
Total noninterest-bearing liabilities	117,155			94,631
Total liabilities	1,380,367			1,355,770
Equity	409,600			397,620
Total liabilities and equity	$1,789,967			$1,753,390

Net interest income / Net interest rate spread (4)		12,685	2.73%		10,390	2.15%
Less: taxable equivalent adjustment		204	0.05%		225	0.06%
Net interest income / Net interest rate spread, as reported		$12,481	2.68%		$10,165	2.09%
Net interest-earning assets (5)	$407,092			$373,218
Net interest margin (6)			3.00%			2.50%
Tax equivalent effect			0.05%			0.06%
Net interest margin on a fully tax equivalent basis (6)			3.05%			2.56%
Average interest-earning assets to average interest-bearing liabilities			132.23%			129.59%
__________
(1) Interest income includes net deferred loan fee amortization income of $244,000 and $190,000 for the three months ended June 30, 2017 and 2016, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.80% and 1.67% for the three months ended June 30, 2017 and 2016, respectively.
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

	Three months ended June 30,
	2017 versus 2016
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$994	$(82)	$912
Mortgage related securities (3)	(174)	62	(112)
Other earning assets (3)(4)	(92)	63	(29)
Total interest-earning assets	728	43	771

Interest expense:
Demand accounts	-	2	2
Money market and savings accounts	6	(3)	3
Time deposits	(11)	9	(2)
Total interest-earning deposits	(5)	8	3
Borrowings	44	(1,571)	(1,527)
Total interest-bearing liabilities	39	(1,563)	(1,524)
Net change in net interest income	$689	$1,606	$2,295
______________
(1)	Interest income includes net deferred loan fee amortization income of $244,000 and $190,000 for the three months ended June 30, 2017 and 2016, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income increased $2.3 million, or 22.8%, to $12.5 million during the three months ended June 30, 2017 compared to $10.2 million during the three months ended June 30, 2016.

●
Interest income on loans increased $912,000 due primarily to an increase of $85.6 million in average loans partially offset by a three basis point decrease in average yield on loans. The increase in average loan balance was driven by a $88.7 million increase in the average balance of loans held in portfolio partially offset by a decrease of $3.1 million in the average balance of loans held for sale.

●
Interest income from mortgage-related securities decreased $112,000 year over year as the average balance decreased $32.4 million due to securities paying down in 2016 and into 2017 and less purchases occurring to replace those securities due to current market conditions. This was partially offset by an increase in rate.

●
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $8,000 due to a decrease of $17.2 million in average balance, as municipal securities matured and were not replaced due to market conditions. This decrease in average balance was partially offset by a 13 basis point increase in the average yield. The increase in average yield was driven by a 25 basis point increase in the Federal Funds rate in December 2016 and another 25 basis point increase in June 2017, as well as an increase in the cash dividend paid by the FHLB on its stock.

●
Interest expense on time deposits decreased $2,000 primarily due to a $12.9 million decrease in the average balance of time deposits compared to the prior year period.  Partially offsetting the decrease in average balance, the average cost of time deposits increased one basis point, as maturing time deposits have repriced or have been replaced at a slightly higher rate in the current competitive market.

●
Interest expense on money market and savings accounts increased $3,000 due primarily to an increase in average balance of $8.6 million partially offset by a one basis point decrease in rate. The increase in average volume reflects the Company's strategy to target this segment of retail funds for more aggressive growth.

●
Interest expense on borrowings decreased $1.5 million due to a decrease in the average cost of borrowings that resulted from the maturity and replacement of fixed rate borrowings since the beginning of the prior year.  The average cost of borrowings totaled 2.26% during the quarter ended June 30, 2017, compared to 3.88% during the quarter ended June 30, 2016.

Provision for Loan Losses

Our provision for loan losses increased $25,000 as the mortgage banking segment had to reserve for additional loans during the three months ended June 30, 2017, compared to no provision during the three months ended June 30, 2016. The community banking segment recorded no provision during the current quarter due to the continued improvement in loan quality metrics including: non-accrual loans, loans rated substandard or watch, and loans past due.

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

Noninterest Income
	Three months ended June 30,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$481	$616	$(135)	(21.9)%
Increase in cash surrender value of life insurance	470	471	(1)	-0.2%
Loss on sale of securities	(107)	-	(107)	N/	M
Mortgage banking income	36,224	34,980	1,244	3.6%
Other	173	284	(111)	(39.1)%
Total noninterest income	$37,241	$36,351	$890	2.4%

N/M - Not meaningful

Total noninterest income increased $890,000, or 2.4%, to $37.2 million during the three months ended June 30, 2017 compared to $36.4 million during the three months ended June 30, 2016. The increase resulted primarily from an increase in mortgage banking income offset by decreases in the remaining other categories.

●
The increase in mortgage banking income was the result of an increase in origination volumes.  The volume increased $62.8 million, or 9.3%, to $737.9 million during the three months ended June 30, 2017 compared to a $675.1 million during the three months ended June 30, 2016.  See "Comparison of Mortgage Banking Segment Operations for the Three Months Ended June 30, 2017 and 2016" above, for additional discussion of the increase in mortgage banking income.

●	Service charges on loans and deposits decreased primarily due to a decrease in loan prepayment fees.
●	The decrease in cash surrender value of life insurance was due to a decrease on one policy's annual dividend offset by a purchase of a $2.5 million policy in June 2017.
●	The $107,000 loss on sale of securities was due to a sale of a municipal bond in June 2017. There were no sales of securities in 2016.
●
The $111,000 decrease in other noninterest income was due primarily to an decrease in servicing fee revenue on loans sold at the mortgage banking segment.  The decrease results from a bulk sale of mortgage servicing rights in the first quarter of 2017.

Noninterest Expenses
	Three months ended June 30,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$27,584	$25,709	$1,875	7.3%
Occupancy, office furniture and equipment	2,527	2,419	108	4.5%
Advertising	869	655	214	32.7%
Data processing	633	638	(5)	(0.8)%
Communications	397	372	25	6.7%
Professional fees	717	489	228	46.6%
Real estate owned	(133)	163	(296)	(181.6)%
FDIC insurance premiums	117	155	(38)	(24.5)%
Other	3,476	3,631	(155)	(4.3)%
Total noninterest expenses	$36,187	$34,231	$1,956	5.7%

Total noninterest expenses increased $2.0 million, or 5.7%, to $36.2 million during the three months ended June 30, 2017 compared to $34.2 million during the three months ended June 30, 2016.

●
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment increased $1.8 million, or 8.1%, to $23.6 million during the three months ended June 30, 2017. The increase in compensation within our mortgage banking segment correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

●
Compensation, payroll taxes and other employee benefit expense increased $116,000, or 2.9%, at the community banking segment during the three months ended June 30, 2017. This was primarily due to an increase in health insurance expense and higher ESOP expense, which increased due to the increased average stock price of the shares in the second quarter of 2017.

●
Advertising expense increased $214,000, or 32.7%, to $869,000 during the three months ended June 30, 2017. This was primarily due to marketing increases at the mortgage banking segment in an effort to increase volumes.

●
Professional fees increased $228,000, or 46.6%, to $717,000 during the three months ended June 30, 2017. This was primarily due to an increase in legal fees at the mortgage banking segment related to ongoing litigation.

●
Occupancy, office furniture and equipment expense increased, resulting from additional rent expense in the current year period compared to prior year period due to the addition of mortgage banking segment branches. Offsetting the rent increase, there was less depreciation expense at the mortgage banking segment in the quarter ended June 30, 2017 compared to the prior year period. The community banking segment had a slight decrease in expense year over year due to less depreciation and utilities expenses.

●
Net real estate owned expense decreased $296,000, resulting in $133,000 of income during the three months ended June 30, 2017, compared to $163,000 of expense during the three months ended June 30, 2016. Property management expense (other than gains/losses) decreased $61,000 during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to a reduction in the number of properties under management. Net gains on sales of REO increased $23,000 to $222,000 for the three months ended June 30, 2017 compared to $199,000 for the three months ended June 30, 2016. Real estate owned writedowns decreased $211,000 to $10,000 for the three months ended June 30, 2017 compared to $221,000 for the three months ended June 30, 2016.

●	FDIC insurance expense decreased during the three months ended June 30, 2017 due to improved asset quality metrics.
●	Other noninterest expense decreased primarily at the mortgage banking segment which resulted from lower amortization of mortgage servicing rights and other various branch costs.

Income Taxes

Driven by an increase in pre-tax income, income tax expense increased $104,000, or 2.3%, to $4.6 million during the three months ended June 30, 2017, compared to $4.5 million during the three months ended June 30, 2016. Income tax expense was recognized during the three months ended June 30, 2017 at an effective rate of 34.2% compared to an effective rate of 36.8% during the three months ended June 30, 2016. During the quarter ended June 30, 2017, the Company recognized a benefit of approximately $456,000 related to stock awards exercised within the current period as a result of adopting the new stock compensation accounting standard.

Comparison of Community Banking Segment for the Six Months Ended June 30, 2017 and 2016

Net income for the six months ended June 30, 2017 totaled $9.7 million compared to net income of $5.8 million for the six months ended June 30, 2016.  Net interest income increased $4.4 million to $24.1 million for the six months ended June 30, 2017 compared to $19.7 million for the six months ended June 30, 2016.  Provision for loan losses decreased $1.4 million as asset quality metrics continued to improve. Noninterest income decreased $118,000 as loan prepayment fees decreased and a $107,000 loss on sale of securities occurred in 2017 partially offset by an increase in the cash surrender value of life insurance.  Compensation, payroll taxes, and other employee benefits expense increased $89,000 primarily due to increases in salary expense along with an increase in ESOP expense, offset by a decrease in health insurance cost. FDIC premiums and real estate owned expense decreased as asset quality improved and we experienced a reduction of foreclosed properties.  Those decreases were partially offset by an increase in other noninterest expense for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Comparison of Mortgage Banking Segment Operations for the Six Months Ended June 30, 2017 and 2016

Net income decreased $27,000 to $5.8 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  Mortgage banking segment revenues increased $5.8 million, or 10.3%, to $62.1 million for the six months ended June 30, 2017 compared to $56.3 million for the six months ended June 30, 2016.  The increase in revenue was attributable to a 16.5% increase in volume origination to $1.22 billion during the six months ended June 30, 2017 compared to $1.05 billion during the six months ended June 30, 2016 offset by a decrease in margin. While revenue increased 10.3%, noninterest expenses increased $5.7 million, or 12.3%, to $52.4 million for the six months ended June 30, 2017 compared to $46.7 million for the six months ended June 30, 2016.

Loans originated by the mortgage banking segment for the purpose of sale in the secondary market increased $172.9 million, or 16.5%, to $1.22 billion during the six months ended June 30, 2017, compared to $1.05 billion for the six months ended June 30, 2016.  The increase in originations was driven by an increase in the origination of loans made for the purpose of residential purchases, which yield a higher margin than refinance loans, along with an increase in the origination of mortgage refinance products.  Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance.  The percentage of origination volume related to purchase activity increased slightly to 89.4% from 87.4% of total originations for the six months ended June 30, 2017 and 2016, respectively.

Consolidated Waterstone Financial, Inc. Results of Operations
	Six months ended June 30,
	2017	2016
	(Dollars in Thousands, except per share amounts)

Net income	$15,460	$11,628
Earnings per share - basic	0.56	0.43
Earnings per share - diluted	0.55	0.43
Annualized return on average assets	1.77%	1.34%
Annualized return on average equity	7.56%	5.89%

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

	Six months ended June 30,
	2017			2016
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,326,577	$29,223	4.44%	$1,244,431	$27,857	4.50%
Mortgage related securities (2)	130,391	1,374	2.12%	162,931	1,628	2.01%
Debt securities, federal funds sold and short-term investments (2)(3)	190,484	2,142	2.27%	219,633	2,318	2.12%
Total interest-earning assets	1,647,452	32,739	4.01%	1,626,995	31,803	3.93%

Noninterest-earning assets	114,945			113,314
Total assets	$1,762,397			$1,740,309

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$37,032	13	0.07%	$32,979	9	0.05%
Money market and savings accounts	169,622	210	0.25%	156,962	197	0.25%
Time deposits	662,232	3,410	1.04%	666,960	3,348	1.01%
Total interest-bearing deposits	868,886	3,633	0.84%	856,901	3,554	0.83%
Borrowings	371,627	4,317	2.34%	394,508	7,642	3.90%
Total interest-bearing liabilities	1,240,513	7,950	1.29%	1,251,409	11,196	1.80%

Noninterest-bearing liabilities
Noninterest-bearing deposits	86,798			70,502
Other noninterest-bearing liabilities	22,742			21,400
Total noninterest-bearing liabilities	109,540			91,902
Total liabilities	1,350,053			1,343,311
Equity	412,344			396,998
Total liabilities and equity	$1,762,397			$1,740,309

Net interest income / Net interest rate spread (4)		24,789	2.72%		20,607	2.13%
Less: taxable equivalent adjustment		413	0.05%		459	0.06%
Net interest income / Net interest rate spread, as reported		$24,376	2.67%		$20,148	2.07%
Net interest-earning assets (5)	$406,939			$375,586
Net interest margin (6)			2.98%			2.49%
Tax equivalent effect			0.05%			0.06%
Net interest margin on a fully tax equivalent basis (6)			3.03%			2.55%
Average interest-earning assets to average interest-bearing liabilities			132.80%			130.01%
__________
(1)  Interest income includes net deferred loan fee amortization income of $386,000 and $367,000 for the six months ended June 30, 2017 and 2016, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.83% and 1.70% for the six months ended June 30, 2017 and 2016, respectively.
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

	Six months ended June 30,
	2017 versus 2016
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$1,754	$(388)	$1,366
Mortgage related securities (3)	(343)	89	(254)
Other earning assets (3) (4)	(327)	151	(176)
Total interest-earning assets	1,084	(148)	936

Interest expense:
Demand accounts	1	3	4
Money market and savings accounts	15	(2)	13
Time deposits	(21)	83	62
Total interest-earning deposits	(5)	84	79
Borrowings	(477)	(2,848)	(3,325)
Total interest-bearing liabilities	(482)	(2,764)	(3,246)
Net change in net interest income	$1,566	$2,616	$4,182
______________
(1)	Interest income includes net deferred loan fee amortization income of $386,000 and $376,000 for the six months ended June 30, 2017 and 2016, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income increased $4.2 million, or 21.0%, to $24.4 million during the six months ended June 30, 2017 compared to $20.1 million during the six months ended June 30, 2016.

●
Interest income on loans increased $1.4 million due to an increase in average balance of $82.1 million partially offset by a six basis point decrease in average yield on loans.  The increase in average loan balance was driven by an $81.3 million increase in the average balance of loans held in portfolio and the average balance of loans held for sale increased $839,000.

●	Interest income from mortgage related securities decreased as securities have paid down, and less purchases have occurred to replace those securities due to current market conditions.
●
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased due to a $29.1 million decrease in average balance, as municipal securities matured and were not replaced due to market conditions. This decrease in average balance was partially offset by a 13 basis point increase in the average yield. The increase in average yield was driven by a 25 basis point increase in the Federal Funds rate in December 2016 and another 25 basis point increase in June 2017, as well as an increase in the cash dividend paid by the FHLB on its stock.

●
Interest expense on time deposits increased $62,000 primarily due to a three basis point increase in the average cost of funds, as maturing time deposits have repriced, or have been replaced at a higher rate in the current competitive market.  Partially offsetting the increase in rate, the average balance of time deposits decreased $4.7 million compared to the prior year period.

●
Interest expense on money market and savings accounts increased $13,000 due to an increase in average balance partially offset by a slight decrease in rate.  The increase in volume reflect the Company's strategy to aggressively grow this segment of retail funds.

●
Interest expense on borrowings decreased $3.3 million due to a decrease in the average cost of borrowings that resulted from the maturity and replacement of fixed rate borrowings.  The average cost of borrowings totaled 2.34% during the six months ended June 30, 2017, compared to 3.90% during the six months ended June 30, 2016.

Provision for Loan Losses

Our provision for loan losses decreased $1.4 million, to a negative provision of $1.2 million during the six months ended June 30, 2017, from $205,000 during the six months ended June 30, 2016. The negative provision recorded during the current year period reflects the continued improvement in loan quality metrics including: non-accrual loans, loans rated substandard or watch, and loans past due.

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

Noninterest Income

	Six months ended June 30,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$848	$953	$(105)	(11.0)%
Increase in cash surrender value of life insurance	788	712	76	10.7%
Loss on sale of securities	(107)	-	(107)	N/	M
Mortgage banking income	60,911	55,594	5,317	9.6%
Other	738	537	201	37.4%
Total noninterest income	$63,178	$57,796	$5,382	9.3%

N/M - Not meaningful

Total noninterest income increased $5.4 million, or 9.3%, to $63.2 million during the six months ended June 30, 2017 compared to $57.8 million during the six months ended June 30, 2016. The increase resulted primarily from an increase in mortgage banking income.

●
The $5.3 million increase in mortgage banking income was the result of an increase in origination volumes but partially offset by a decrease in margins.  The volume increased $172.9 million, or 16.5%, to $1.22 billion during the six months ended June 30, 2017 compared to $1.05 billion during the six months ended June 30, 2016.  See "Comparison of Mortgage Banking Segment Operations for the Six Months Ended June 30, 2017 and 2016" above, for additional discussion of the increase in mortgage banking income.

●	The decrease in service charges on loans and deposits was related to an decrease in loan prepayment fees.
●	The increase in cash surrender value of life insurance was primarily due to the purchase of a $10.0 million policy in March 2016 and a $2.5 million policy in June 2017.
●	The $107,000 loss on sale of securities was due to a sale of a municipal bond in June 2017. There were no sales of securities in 2016.
●
The $201,000 increase in other noninterest income was primarily due to a gain on mortgage servicing rights as there was a bulk sale of mortgage servicing rights for $308,000 during the six months ended June 30, 2017.  The were no bulk sales of mortgage servicing rights during the six months ended June 30, 2016.   Offsetting the gain on sale of mortgage servicing rights, servicing fee income on loans sold decreased from the bulk sale.

Noninterest Expenses

	Six months ended June 30,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$47,579	$43,395	$4,184	9.6%
Occupancy, office furniture and equipment	5,054	4,755	299	6.3%
Advertising	1,593	1,313	280	21.3%
Data processing	1,231	1,281	(50)	(3.9)%
Communications	776	714	62	8.7%
Professional fees	1,324	1,012	312	30.8%
Real estate owned	278	307	(29)	(9.4)%
FDIC insurance premiums	237	360	(123)	(34.2)%
Other	7,173	6,316	857	13.6%
Total noninterest expenses	$65,245	$59,453	$5,792	9.7%

Total noninterest expenses increased $5.8 million, or 9.7%, to $65.2 million during the six months ended June 30, 2017 compared to $59.5 million during the six months ended June 30, 2016.

●
Compensation, payroll taxes and other employee benefit expense increased $4.1 million, or 11.7%, to $39.3 million at our mortgage banking segment. The increase in compensation within our mortgage banking segment correlated to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

●
Compensation, payroll taxes and other employee benefit expense increased $89,000 within the community banking segment primarily due to salary expenses and ESOP expenses offset by a decrease in health insurance. Salaries expense increased due primarily to annual raises and higher ESOP expense, which increased due to the increased average stock price of the shares in the first half of 2017. Health insurance decreased as claims have been lower to start 2017 compared to 2016.

●
Occupancy, office furniture and equipment expense increased, resulting from additional rent expense in the current year compared to prior year due to the addition of mortgage banking segment branches. Offsetting the rent increase, there was less depreciation expense at the mortgage banking segment in the six months ended June 30, 2017 compared to the same period during the prior year.  Additionally, the community banking segment had slightly lower expense year over year due to less depreciation expense.

●	Advertising expense increased as a result of increased advertising efforts to generate more volume at the mortgage banking segment branches.
●	Professional fees expense increased as a result of an increase in legal fees at the mortgage banking segment primarily related to ongoing litigation.
●
Net real estate owned expense decreased $29,000, to $278,000 during the six months ended June 30, 2017 compared to $307,000 for the six months ended June 30, 2016. Property management expense (other than gains/losses) decreased $128,000 to $177,000 during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to a reduction in the number of properties under management. Net gains on sales of real estate owned increased $14,000 to $362,000 for the six months ended June 30, 2017 compared to $348,000 for the six months ended June 30, 2016. Real estate owned writedowns increased $113,000 to $464,000 for the six months ended June 30, 2017 compared to $351,000 for the six months ended June 30, 2016.

●	FDIC insurance expense decreased during the six months ended June 30, 2017. This was driven by a decrease in the FDIC assessment rate due to improved asset quality metrics.
●
Other noninterest expense increased primarily due to increased expense at the mortgage banking segment.  The mortgage banking segment increase was associated with the increase of loan origination activity.

Income Taxes

Driven by an increase in pre-tax income, income tax expense increased $1.4 million, or 20.7%, to $8.0 million during the six months ended June 30, 2017, compared to $6.7 million during the six months ended June 30, 2016.  Income tax expense was recognized during the six months ended June 30, 2017 at an effective rate of 34.2% compared to 36.4% for the six months ended June 30, 2016.  During the six months ended June 30, 2017, the Company recognized a benefit of approximately $806,000 related to stock awards exercised within the first two quarters of 2017 as a result of adopting the new stock compensation accounting standard.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total Assets -Total assets increased by $95.7 million, or 5.3%, to $1.89 billion at June 30, 2017 from $1.79 billion at December 31, 2016. The increase in total assets primarily reflects an increase in cash and cash equivalents and loans receivable, partially offset by a decrease in loans held for sale. Funding needed for the loans receivable increased through additional short-term and long-term FHLB debt in 2017.

Cash and Cash Equivalents – Cash and cash equivalents increased $82.3 million, or 174.4%, to $129.6 million at June 30, 2017, compared to $47.2 million at December 31, 2016.  The increase in cash and cash equivalents primarily reflects the increase in short-term and long-term FHLB borrowings to take advantage of the low interest rate environment in advance of wholesale borrowing maturities in the second half of 2017.

Securities Available for Sale – Securities available for sale decreased $17.7 million at June 30, 2017 compared to December 31, 2016. The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale - Loans held for sale decreased at June 30, 2017 due to the timing of loans sold to investors.

Loans Receivable - Loans receivable held for investment increased $47.9 million to $1.23 billion at June 30, 2017 from $1.18 billion at December 31, 2016.  The increase in total loans receivable was primarily attributable to increases in the one- to four-family, multi-family, and commercial real estate categories. Offsetting those increases, the home equity, land and construction, consumer, and commercial loan categories decreased.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Six months ended June 30,		Year Ended
	2017	2016	December 31, 2016
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,403,132	$1,281,450	$1,281,450
Real estate loans originated for investment:
Residential
One- to four-family	57,651	34,757	78,045
Multi-family	61,429	55,763	118,072
Home equity	2,409	2,086	5,037
Construction and land	655	4,915	5,878
Commercial real estate	28,499	11,420	35,443
Total real estate loans originated for investment	150,643	108,941	242,475
Consumer loans originated for investment	-	-	-
Commercial business loans originated for investment	4,073	5,530	11,692
Total loans originated for investment	154,716	114,471	254,167

Principal repayments	(105,465)	(95,272)	(185,020)
Transfers to real estate owned	(923)	(3,123)	(4,590)
Loan principal charged-off	(450)	(974)	(1,607)
Net activity in loans held for investment	47,878	15,102	62,950

Loans originated for sale	1,219,226	1,046,354	2,378,926
Loans sold	(1,247,830)	(1,004,063)	(2,320,194)
Net activity in loans held for sale	(28,604)	42,291	58,732
Total gross loans receivable and held for sale at end of period	$1,422,406	$1,338,843	$1,403,132

Allowance for Loan Losses - The allowance for loan losses decreased $1.4 million June 30, 2017 from December 31, 2016. The decrease resulted from the negative provision due to improvement of key loan quality metrics decreasing the allowance related to the loans collectively and specifically reviewed. The overall decrease was primarily related to the one- to four-family, multi-family, construction and land, commercial real estate, consumer, and commercial categories.  The home equity category increased compared to the balance at December 31, 2016.

Cash surrender value of life insurance – Total cash surrender value of life insurance increased $3.5 million from December 31, 2016.  During the six months ended June 30, 2017, the policy value increased due to continued earnings along with the annual premiums paid during the year.  In addition, a $2.5 million policy was purchased in June 2017.

Federal Home Loan Bank stock – Total Federal Home Loan Bank stock increased $5.4 million from December 31, 2016.  During the six months ended June 30, 2017, $8.3 million of stock was purchased when entering into a total of $161.0 million of new short-term and long-term FHLB borrowings.  A total of $2.9 million of stock was sold as $65.0 million of short-term FHLB borrowings matured.

Real Estate Owned – Total real estate owned decreased $1.3 million from December 31, 2016.  During the six months ended June 30, 2017, $923,000 was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $1.8 million and writedowns were $464,000 in an effort to sell various aged properties.

Deposits – Total deposits decreased $12.0 million to $937.4 million at June 30, 2017 from December 31, 2016.  The decrease was driven by a decrease of $8.7 million in money market and savings deposits, $2.5 million in time deposits and $786,000 in demand deposits.

Borrowings – Total borrowings increased $110.9 million to $498.1 million at June 30, 2017 from December 31, 2016. A total of $75.0 million of short-term FHLB borrowings matured and were paid off during the current period.  These were replaced with $85.0 million of new fixed rate short-term and $100.0 million of new fixed rate long-term FHLB borrowings. A total of $24.0 million in repurchase agreements matured and were not replaced. External short term borrowings at the mortgage banking segment increased a total of $14.9 million at June 30, 2017 from December 31, 2016 to fund loans held for sale.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $14.1 million.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $14.7 million at June 30, 2017 compared to December 31, 2016. The decrease was primarily related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.

Shareholders' Equity – Shareholders' equity decreased by $2.7 million to $408.0 million at June 30, 2017 from December 31, 2016.  The decrease in shareholders' equity was primarily due to the regular dividends and special dividend declared and the repurchase of stock.  Partially offsetting these decreases, shareholders' equity increased primarily due to net income, additional paid in capital as stock options were exercised, accumulated other comprehensive income increasing as the fair value of the security portfolio increased, and unearned ESOP shares as they continue to vest.

ASSET QUALITY

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2017	2016
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$6,732	$7,623
Multi-family	1,198	1,427
Home equity	194	344
Construction and land	37	-
Commercial real estate	398	422
Commercial	26	41
Consumer	-	-
Total non-accrual loans	8,585	9,857

Real estate owned
One- to four-family	1,386	2,141
Multi-family	-	-
Construction and land	4,802	5,082
Commercial real estate	300	300
Total real estate owned	6,488	7,523
Valuation allowance at end of period	(1,704)	(1,405)
Total real estate owned, net	4,784	6,118
Total nonperforming assets	$13,369	$15,975

Total non-accrual loans to total loans, net	0.70%	0.84%
Total non-accrual loans to total assets	0.46%	0.55%
Total nonperforming assets to total assets	0.71%	0.89%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	As of or for the Six Months Ended
	June 30,
	2017	2016
	(In Thousands)

Balance at beginning of period	$9,857	17,604
Additions	2,340	1,927
Transfers to real estate owned	(923)	(3,123)
Charge-offs	(109)	(662)
Returned to accrual status	(2,084)	(3,559)
Principal paydowns and other	(496)	(808)
Balance at end of period	$8,585	11,379

Total non-accrual loans decreased by $1.3 million, or 12.9%, to $8.6 million as of June 30, 2017 compared to $9.9 million as of December 31, 2016.  The ratio of non-accrual loans to total loans receivable was 0.70% at June 30, 2017 compared to 0.84% at December 31, 2016.  During the six months ended June 30, 2017, $923,000 in non-accrual loans were transferred to real estate owned, $109,000 in loan principal was charged off, $2.1 million in loans were returned to accrual status and approximately $496,000 in principal payments were received.  Offsetting this activity, $2.3 million in loans were placed on non-accrual status during the six months ended June 30, 2017.

Of the $8.6 million in total non-accrual loans as of June 30, 2017, $8.2 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.6 million in cumulative partial net charge-offs have been recorded over the life of these loans as of June 30, 2017.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $1.0 million have been recorded as of June 30, 2017.  The remaining $370,000 of non-accrual loans were reviewed on an aggregate basis and $74,000 in general valuation allowance was deemed necessary related to those loans as of June 30, 2017.   The $74,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of June 30, 2017 totaled $2.8 million, which represents 32.4% of total non-accrual loans as of that date.  These five loans are carried net of cumulative life-to-date net charge-offs of $15,000.  Aggregate specific valuation allowances with respect to these five loans total $680,000 as of June 30, 2017.

For the six months ended June 30, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $302,000.  We received $205,000 of interest payments on such loans during the six months ended June 30, 2017.   Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more at June 30, 2017 or December 31, 2016.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of June 30, 2017
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$3,291	$1,224	4,515
Multi-family	2,489	825	3,314
Home equity	48	-	48
Commercial real estate	292	42	334
	$6,120	$2,091	8,211

	As of December 31, 2016
	Accruing	Non-accruing	Total

One- to four-family	$3,296	$2,399	5,695
Multi-family	2,514	1,427	3,941
Home equity	49	97	146
Commercial real estate	295	60	355
	$6,154	$3,983	10,137

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At June 30,	At December 31,
	2017	2016
	(Dollars in Thousands)

Loans past due less than 90 days	$3,641	$2,910
Loans past due 90 days or more	5,385	5,289
Total loans past due	$9,026	$8,199

Total loans past due to total loans receivable	0.74%	0.70%

Past due loans increased by $827,000, or 10.1%, to $9.0 million at June 30, 2017 from $8.2 million at December 31, 2016.  Loans past due less than 90 days increased by $731,000, or 25.1%.  Loans past due 90 days or more increased by $96,000, or 1.8%, during the six months ended June 30, 2017.   The $731,000 increase in loans past due less than 90 days or more was primarily due to one relationship in the one-to four-family loan category.

REAL ESTATE OWNED

Total real estate owned decreased by $1.3 million, or 21.8%, to $4.8 million at June 30, 2017, compared to $6.1 million at December 31, 2016.  During the six months ended June 30, 2017, $923,000 was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $1.8 million.  A total of $464,000 in write downs occurred during the six months ended June 30, 2017. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

●	Applying an updated adjustment factor (as described previously) to an existing appraisal;
●	Confirming that the physical condition of the real estate has not significantly changed since the last valuation date;
●	Comparing the estimated current value of the collateral to that of updated sales values experienced on similar collateral;
●	Comparing the estimated current value of the collateral to that of updated values seen on current appraisals of similar collateral; and
●	Comparing the estimated current value to that of updated listed sales prices on our real estate owned and that of similar properties (not owned by the Company).

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

ALLOWANCE FOR LOAN LOSSES

	As of or for the Six Months Ended
	June 30,
	2017	2016
	(Dollars in Thousands)

Balance at beginning of period	$16,029	$16,185
Provision for loan losses	(1,186)	205
Charge-offs:
Mortgage
One- to four-family	392	464
Multi-family	44	445
Home equity	-	62
Commercial real estate	-	-
Construction and land	14	3
Consumer	-	-
Commercial	-	-
Total charge-offs	450	974
Recoveries:
Mortgage
One- to four-family	119	178
Multi-family	43	59
Home equity	17	19
Commercial real estate	-	-
Construction and land	40	33
Consumer	-	-
Commercial	-	-
Total recoveries	219	289
Net charge-offs	231	685
Allowance at end of period	$14,612	$15,705

Ratios:
Allowance for loan losses to non-accrual loans at end of period	170.20%	138.02%
Allowance for loan losses to loans receivable at end of period	1.19%	1.39%
Net charge-offs to average loans outstanding (annualized)	0.04%	0.12%
Current period provision for loan losses to net charge-offs	(513.42)%	29.93%
Net charge-offs (annualized) to beginning of the period allowance	2.91%	8.51%

At June 30, 2017, the allowance for loan losses decreased $1.4 million to $14.6 million compared to $16.0 million at December 31, 2016.  The decrease in allowance for loan losses reflects the negative provision. The negative provision recorded during the current quarter reflects the continued improvement in loan quality metrics including: non-accrual loans, loans rated substandard or watch, and loans past due.

Net charge-offs totaled $231,000, or an annualized 0.04% of average loans for the six months ended June 30, 2017, compared to $685,000, or an annualized 0.12% of average loans for the six months ended June 30, 2016. Of the $231,000 in charge-offs during the six months ended June 30, 2017, a majority of the activity related to loans secured by single-family residential loans.

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

During the six months ended June 30, 2017 primary uses of cash and cash equivalents included: $1.22 billion funding loans held for sale, $49.0 million increase in loans receivable, $24.0 decrease in repurchase agreements, $12.0 million decrease in deposits, $20.3 million for cash dividends paid, $5.4 million in purchases of FHLB stock, and $5.0 million in purchases of mortgage related securities.

During the six months ended June 30, 2017, primary sources of cash and cash equivalents included: $1.31 billion in proceeds from the sale of loans held for sale, $100.0 million in proceeds from long-term FHLB debt, $34.9 million in proceeds from additional short-term borrowings, $16.9 million in principal repayments on mortgage related securities, $15.5 million in net income, and $5.8 million from maturities of debt securities.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2017 and 2016, respectively, $129.6 million and $82.5 million of our assets were invested in cash and cash equivalents.  At June 30, 2017, cash and cash equivalents are comprised of the following: $29.4 million in cash held at the Federal Reserve Bank and other depository institutions and $100.2 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At June 30, 2017, we had $85.0 million in short-term advances from the FHLBC. Of the $85.0 million, a total of $35.0 million has a contractual maturity date of March 15, 2018 and a total of $50.0 million has a contractual maturity date of August 25, 2017. At June 30, 2017, we had $390.0 million in long term advances from the FHLBC with contractual maturity dates in 2017, 2018, 2021, and 2027.  The advances with maturity dates in 2017 and 2018 are callable quarterly until maturity.  The 2021 advance maturities have quarterly call options beginning in June 2018 and September 2018.  The 2027 advance maturities have a single call option in May 2019 and June 2019.  As an additional source of funds, we also enter into repurchase agreements.  At June 30, 2017, we had $60.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.

At June 30, 2017, we had outstanding commitments to originate loans receivable of $33.7 million.  In addition, at June 30, 2017, we had unfunded commitments under construction loans of $25.7 million, unfunded commitments under business lines of credit of $16.3 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.7 million.  At June 30, 2017, certificates of deposit scheduled to mature in one year or less totaled $557.7 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At June 30, 2017, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $22.5 million.

Capital

Shareholders' equity decreased by $2.7 million to $408.0 million at June 30, 2017 from December 31, 2016.  The decrease in shareholders' equity was primarily due to the regular dividends and special dividend declared and the repurchase of stock.  Partially offsetting these decreases, shareholders' equity increased primarily due to net income, additional paid in capital as stock options were exercised, accumulated other comprehensive income increasing as the fair value of the security portfolio increased, and unearned ESOP shares as they continue to vest.

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

As of June 30, 2017, the Company had repurchased 5,847,153 shares at an average price of $12.96 under previously approved stock repurchase plans. As of June 30, 2017, the Company is authorized to purchase up to 989,500 additional shares under the current approved stock repurchase program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At June 30, 2017, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines. See "Notes to Consolidated Financial Statements - Note 8 Regulatory Capital."

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2017 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$119,585	$119,585	$-	$-	$-
Money market and savings deposits (4)	153,743	153,743	-	-	-
Time deposit (4)	664,065	557,711	103,295	3,059	-
Bank lines of credit (4)	23,103	23,103	-	-	-
Federal Home Loan Bank advances (1)	415,000	215,000	-	100,000	100,000
Repurchase agreements (2)(4)	60,000	60,000	-	-	-
Operating leases (3)	8,840	2,818	3,396	1,430	1,196
	$1,444,336	$1,131,960	$106,691	$104,489	$101,196

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
(4)  Excludes interest.

Herrington v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their various employment agreements. On July 5, 2017, the arbitrator issued a final award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA.  The arbitrator awarded damages under the FLSA in the amount of $7.3 million, and attorney's fees and costs in the amount of $3.3 million. While a judgment confirming the arbitrator's award with respect to damages and fees has not yet been issued, if plaintiff prevails on her theories, the Company has estimated that the award, which includes attorney's fees and costs, could be as high as $11.0 million. Waterstone Mortgage Corporation will continue to vigorously defend its interests in this matter, including challenging any findings regarding liability and damages through appropriate post-arbitration motions and appeal processes and seeking to vacate in its entirety any award against the Company. Given the pending legal strategies that are available, we do not believe that it is probable that the plaintiff will ultimately prevail in this litigation, and estimate the low end of the possible range of loss is $0. In accordance with the authoritative guidance in evaluating contingencies, the Company has not recorded an accrual related to this matter.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2017.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$33,719	$33,719	$-	$-	$-
Unused portion of home equity lines of credit (2)	14,467	14,467	-	-	-
Unused portion of construction loans (3)	25,690	25,690	-	-	-
Unused portion of business lines of credit	16,300	16,300	-	-	-
Standby letters of credit	259	259	-	-	-
Total Other Commitments	$90,435	$90,435	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of March 31, 2017
Dollar Change	$3,804	2,573	1,299	(1,495)
Percentage Change	7.35%	4.97	2.51	(2.89)

At June 30, 2017, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 2.51% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.89%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as disclosed below, the Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2017, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
Herrington v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their various employment agreements. On July 5, 2017, the arbitrator issued a final award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA.  The arbitrator awarded damages under the FLSA in the amount of $7.3 million, and attorney's fees and costs in the amount of $3.3 million. While a judgment confirming the arbitrator's award with respect to damages and fees has not yet been issued, if plaintiff prevails on her theories, the Company has estimated that the award, which includes attorney's fees and costs, could be as high as $11.0 million. Waterstone Mortgage Corporation will continue to vigorously defend its interests in this matter, including challenging any findings regarding liability and damages through appropriate post-arbitration motions and appeal processes and seeking to vacate in its entirety any award against the Company. Given the pending legal strategies that are available, we do not believe that it is probable that the plaintiff will ultimately prevail in this litigation, and estimate the low end of the possible range of loss is $0. In accordance with the authoritative guidance in evaluating contingencies, the Company has not recorded an accrual related to this matter.

Item 1A. Risk Factors
There have been no changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company's monthly common stock purchases during the second quarter of 2017:

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
April 1, 2017 - April 30, 2017	19,484	$18.41	-	989,500
May 1, 2017 - May 31, 2017	-	-	-	989,500
June 1, 2017 - June 30, 2017	1,467	18.45	-	989,500
Total	20,951	$18.41	-	989,500

(a)	On September 4, 2015, the Board of Directors terminated the then existing plan and authorized the repurchase of 1,500,000 shares of common stock.
(b)
During the second quarter of 2017, the Company repurchased 20,951 shares for minimum tax withholding settlements on equity compensation. These purchases are included in the monthly common stock purchases table above but do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

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
Date: July 31, 2017
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: July 31, 2017
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended June 30, 2017

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X