Form 10-Q
period 2017-09-30
Waterstone Financial, Inc.
filed 2017-10-27
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 29,489,346 at October 26, 2017.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item l. Financial Statements	3
Consolidated Statements of Financial Condition as of September 30, 2017 (unaudited) and December 31, 2016	3
Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (unaudited)	5
Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2017 and 2016 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	8 - 35

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	36 - 56
Item 3. Quantitative and Qualitative Disclosures about Market Risk	57
Item 4. Controls and Procedures	57

PART II. OTHER INFORMATION	58

Item 1. Legal Proceedings	58
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	58 58 59 59 59
Item 6. Exhibits	59
Signatures	59

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2017	December 31, 2016
Assets	(Dollars In Thousands, except share and per share data)
Cash	$39,308	$7,878
Federal funds sold	34,916	26,828
Interest-earning deposits in other financial institutions and other short term investments	18,367	12,511
Cash and cash equivalents	92,591	47,217
Securities available for sale (at fair value)	200,840	226,795
Loans held for sale (at fair value)	175,137	225,248
Loans receivable	1,261,160	1,177,884
Less: Allowance for loan losses	14,063	16,029
Loans receivable, net	1,247,097	1,161,855

Office properties and equipment, net	22,889	23,655
Federal Home Loan Bank stock (at cost)	18,450	13,275
Cash surrender value of life insurance	65,665	61,509
Real estate owned, net	4,568	6,118
Prepaid expenses and other assets	26,891	24,947
Total assets	$1,854,128	$1,790,619

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$123,133	$120,371
Money market and savings deposits	148,607	162,456
Time deposits	685,033	666,584
Total deposits	956,773	949,411

Borrowings	435,503	387,155
Advance payments by borrowers for taxes	25,107	4,716
Other liabilities	24,815	38,647
Total liabilities	1,442,198	1,379,929

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2017 and in 2016, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2017 and in 2016
Issued - 29,483,346 in 2017 and 29,430,123 in 2016
Outstanding - 29,483,346 in 2017 and 29,430,123 in 2016	295	294
Additional paid-in capital	325,753	322,934
Retained earnings	183,578	184,565
Unearned ESOP shares	(19,288)	(20,178)
Accumulated other comprehensive income (loss), net of taxes	328	(378)
Cost of shares repurchased (6,030,900 shares at September 30, 2017 and 5,908,150 shares at December 31, 2016)	(78,736)	(76,547)
Total shareholders' equity	411,930	410,690
Total liabilities and shareholders' equity	$1,854,128	$1,790,619

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In Thousands, except per share amounts)

Interest income:
Loans	$15,855	$14,754	$45,078	$42,611
Mortgage-related securities	647	743	2,021	2,371
Debt securities, federal funds sold and short-term investments	951	833	2,680	2,692
Total interest income	17,453	16,330	49,779	47,674
Interest expense:
Deposits	1,981	1,923	5,614	5,477
Borrowings	2,439	3,082	6,756	10,724
Total interest expense	4,420	5,005	12,370	16,201
Net interest income	13,033	11,325	37,409	31,473
Provision for loan losses	20	135	(1,166)	340
Net interest income after provision for loan losses	13,013	11,190	38,575	31,133
Noninterest income:
Service charges on loans and deposits	300	789	1,148	1,742
Increase in cash surrender value of life insurance	688	734	1,476	1,446
Loss on sale of securities	-	-	(107)	-
Mortgage banking income	31,863	35,552	92,774	91,146
Other	203	337	941	874
Total noninterest income	33,054	37,412	96,232	95,208
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	26,153	27,573	73,732	70,968
Occupancy, office furniture, and equipment	2,533	2,319	7,587	7,074
Advertising	821	661	2,414	1,974
Data processing	623	616	1,854	1,897
Communications	394	374	1,170	1,088
Professional fees	629	474	1,953	1,486
Real estate owned	(20)	37	258	344
FDIC insurance premiums	129	140	366	500
Other	3,054	3,347	10,227	9,663
Total noninterest expenses	34,316	35,541	99,561	94,994
Income before income taxes	11,751	13,061	35,246	31,347
Income tax expense	4,362	5,556	12,397	12,214
Net income	$7,389	$7,505	$22,849	$19,133
Income per share:
Basic	$0.27	$0.28	$0.83	$0.71
Diluted	$0.26	$0.27	$0.82	$0.70
Weighted average shares outstanding:
Basic	27,532	27,043	27,449	26,976
Diluted	27,953	27,429	27,927	27,283

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Net income	$7,389	$7,505	$22,849	$19,133

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available for sale securities:
Net unrealized holding gain (loss) arising during the period, net of tax (expense) benefit of ($59), $385, ($416), ($1,341), respectively	91	(596)	641	2,079

Reclassification adjustment for net loss included in net income during the period, net of tax benefit of $0, $0, ($42), $0, respectively	-	-	65	-

Total other comprehensive income (loss)	91	(596)	706	2,079
Comprehensive income	$7,480	$6,909	$23,555	$21,212

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Repurchased	Total Shareholders' Equity
	Shares	Amount
	(Dollars In Thousands, except per share amounts)
Balances at December 31, 2015	29,407	$$294	$317,022	$168,089	$(21,365)	$582	$(72,692)	$391,930

Comprehensive income:
Net income	-	-	-	19,133	-	-	-	19,133
Other comprehensive income	-	-	-	-	-	2,079	-	2,079
Total comprehensive income								21,212

ESOP shares committed to be released to Plan participants	-	-	278	-	890	-	-	1,168
Cash dividend, $0.21 per share	-	-	-	(5,762)	-	-	-	(5,762)
Stock compensation activity, net of tax	263	3	3,434	-	-	-	-	3,437
Stock compensation expense	-	-	1,430	-	-	-	-	1,430
Repurchase of common stock returned to authorized but unissued	(284)	(3)	-	-	-	-	(3,855)	(3,858)
Balances at September 30, 2016	29,386	$$294	$322,164	$181,460	$(20,475)	$2,661	$(76,547)	$409,557

Balances at December 31, 2016	29,430	$$294	$322,934	$184,565	$(20,178)	$(378)	$(76,547)	$410,690

Comprehensive income:
Net income	-	-	-	22,849	-	-	-	22,849
Other comprehensive income	-	-	-	-	-	706	-	706
Total comprehensive income								23,555

ESOP shares committed to be released to Plan participants	-	-	572	-	890	-	-	1,462
Cash dividend, $0.86 per share	-	-	-	(23,836)	-	-	-	(23,836)
Stock based compensation activity	176	2	820	-	-	-	-	822
Stock compensation expense	-	-	1,427	-	-	-	-	1,427
Repurchase of common stock returned to authorized but unissued	(123)	(1)	-	-	-	-	(2,189)	(2,190)
Balances at September 30, 2017	29,483	$$295	$325,753	$183,578	$(19,288)	$328	$(78,736)	$411,930

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2017	2016
	(In Thousands)
Operating activities:
Net income	$22,849	$19,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	(1,166)	340
Provision for depreciation	1,549	2,061
Stock based compensation	1,427	1,430
Net amortization of premium/discount on debt and mortgage related securities	524	749
Amortization of unearned ESOP shares	1,462	1,168
Amortization and impairment of mortgage servicing rights	71	513
Gain on sale of loans held for sale	(94,219)	(93,481)
Loans originated for sale	(1,881,351)	(1,756,454)
Proceeds on sales of loans originated for sale	2,025,682	1,788,685
Increase in accrued interest receivable	(294)	(204)
Increase in cash surrender value of life insurance	(1,476)	(1,446)
Increase (decrease) in accrued interest on deposits and borrowings	2	(615)
Increase in other liabilities	336	5,893
Increase in accrued tax receivable	(2,088)	(172)
Loss on sale of securities	107	-
Net gain related to real estate owned	(11)	(123)
Gain on sale of mortgage servicing rights	(308)	-
Other	440	(3,784)
Net cash provided by (used in) operating activities	73,536	(36,307)

Investing activities:
Net increase in loans receivable	(85,685)	(41,096)
Net change in FHLB stock	(5,175)	6,900
Purchases of:
Debt securities	(6,140)	(4,140)
Mortgage related securities	(6,940)	(5,236)
Premises and equipment, net	(939)	(925)
Bank owned life insurance	(2,680)	(10,180)
Proceeds from:
Principal repayments on mortgage-related securities	25,177	29,689
Maturities of debt securities	13,941	6,620
Sale of debt securities	448	-
Sales of real estate owned	3,104	5,304
Net cash used in investing activities	(64,889)	(13,064)

Financing activities:
Net increase in deposits	7,362	62,288
Net change in short term borrowings	(7,652)	56,780
Repayment of long term debt	(69,000)	(220,000)
Proceeds from long term debt	125,000	100,000
Net change in advance payments by borrowers for taxes	6,021	9,405
Cash dividends on common stock	(23,636)	(4,832)
Purchase of common stock returned to authorized but unissued	(2,190)	(3,858)
Proceeds from stock option exercises	822	3,437
Net cash provided by financing activities	36,727	3,220
Increase (decrease) in cash and cash equivalents	45,374	(46,151)
Cash and cash equivalents at beginning of period	47,217	100,471
Cash and cash equivalents at end of period	$92,591	$54,320

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$14,141	$11,009
Interest payments	12,368	16,816
Noncash activities:
Loans receivable transferred to real estate owned	1,609	3,442
Dividends declared but not paid in other liabilities	3,877	2,322

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2016 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period.

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

Impact of Recent Accounting Pronouncements

Accounting Standards Codification (ASC) Topic 606 "Revenue from Contracts with Customers." New authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" amended prior guidance to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and to provide clarification on identifying performance obligations and licensing implementation guidance. The new authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to January 1, 2018. The Company's revenue is comprised of interest and non-interest revenue. The guidance does not apply to revenue associated with financial instruments, including loans and securities.  The Company is substantially complete with its overall assessment of revenue streams and reviewing of related contracts potentially affected by the guidance, including asset management fees, deposit related fees, and other non-interest related fees. The Company's assessment suggests that adoption of this guidance should not materially change the method in which we currently recognize revenue for these revenue streams. In addition, the Company is evaluating the guidance's expanded disclosure requirements. The Company plans to adopt ASC 606 on January 1, 2018 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be material.

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

ASC Topic 718 "Compensation - Stock Compensation." New authoritative accounting guidance under ASC Topic 718, "Compensation - Stock Compensation" amended prior guidance on several aspects, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The new authoritative guidance allows for all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. For earnings per share, anticipated excess tax benefits will not be included in assumed proceeds when applying the treasury method for computing dilutive shares.  For the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The new authoritative guidance also allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The Company adopted this standard on January 1, 2017. See Note 9 for the impact on the Company's statement of operations.

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

ASC Topic 310 "Receivables - Nonrefundable Fees and Other Costs." New authoritative accounting guidance under ASC Topic 310 "Receivables - Nonrefundable Fees and Other Costs" amends prior guidance by shortening the amortization period for certain callable debt securities held at a premium requiring the premium to be amortized to the earliest call date. The new authoritative guidance will be effective for reporting periods after January 1, 2019 with early adoption permitted. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$61,692	$631	$(105)	$62,218
Collateralized mortgage obligations:
Government sponsored enterprise issued	54,949	56	(345)	54,660
Mortgage-related securities	116,641	687	(450)	116,878

Government sponsored enterprise bonds	2,500	-	(1)	2,499
Municipal securities	64,100	1,578	(16)	65,662
Other debt securities	15,005	61	(492)	14,574
Debt securities	81,605	1,639	(509)	82,735
Certificates of deposit	1,225	3	(1)	1,227
	$199,471	$2,329	$(960)	$200,840

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$72,858	$798	$(243)	$73,413
Collateralized mortgage obligations:
Government sponsored enterprise issued	62,297	70	(365)	62,002
Mortgage-related securities	135,155	868	(608)	135,415

Government sponsored enterprise bonds	2,500	4	(1)	2,503
Municipal securities	70,311	685	(300)	70,696
Other debt securities	17,399	154	(603)	16,950
Debt securities	90,210	843	(904)	90,149
Certificates of deposit	1,225	7	(1)	1,231
	$226,590	$1,718	$(1,513)	$226,795

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2017, $25.6 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of September 30, 2017, $2.7 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2016, $93.2 million of the Company's government sponsored enterprise bonds and $2.4 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities, respectively.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2017 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$11,214	$11,207
Due after one year through five years	20,919	21,116
Due after five years through ten years	36,891	38,178
Due after ten years	13,806	13,461
Mortgage-related securities	116,641	116,878
	$199,471	$200,840

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$8,547	$(42)	$3,553	$(63)	$12,100	$(105)
Collateralized mortgage obligations:
Government sponsored enterprise issued	33,229	(313)	2,188	(32)	35,417	(345)
Government sponsored enterprise bonds	2,499	(1)	-	-	2,499	(1)
Municipal securities	10,301	(15)	101	(1)	10,402	(16)
Other debt securities	-	-	9,508	(492)	9,508	(492)
Certificates of deposit	489	(1)	-	-	489	(1)
	$55,065	$(372)	$15,350	$(588)	$70,415	$(960)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$23,433	$(222)	$1,068	$(21)	$24,501	$(243)
Collateralized mortgage obligations:
Government sponsored enterprise issued	39,395	(365)	-	-	39,395	(365)
Government sponsored enterprise bonds	2,000	(1)	-	-	2,000	(1)
Municipal securities	32,141	(300)	-	-	32,141	(300)
Other debt securities	-	-	9,397	(603)	9,397	(603)
Certificates of deposit	489	(1)	-	-	489	(1)
	$97,458	$(889)	$10,465	$(624)	$107,923	$(1,513)

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

(In Thousands)
Credit-related impairments on securities as of December 31, 2015	$117
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Decrease in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	(23)
Credit-related impairments on securities as of December 31, 2016	94
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of September 30, 2017	$94

As of September 30, 2017, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of September 30, 2017, this security had an amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of September 30, 2017, the Company had four mortgage-backed securities, two government sponsored enterprise issued securities, one municipal bond security, and one other debt security which had been in an unrealized loss position for twelve months or longer. These securities were determined not to be other-than-temporarily impaired as of September 30, 2017. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the nine months ended September 30, 2017, proceeds from the sale of securities totaled $448,000 and resulted in losses totaling $107,000. The $107,000 included in loss on sale of available for sale securities in the consolidated statements of income during the nine months ended September 30, 2017 was reclassified from accumulated other comprehensive income. There were no sales of securities during the nine months ended September 30, 2016.

Note 3 - Loans Receivable

Loans receivable at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017	December 31, 2016
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$427,195	$392,817
Multi-family	580,134	558,592
Home equity	21,606	21,778
Construction and land	16,451	18,179
Commercial real estate	181,328	159,401
Consumer	266	319
Commercial loans	34,180	26,798
	$1,261,160	$1,177,884

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

Qualifying loans receivable totaling $950.7 million and $911.9 million at September 30, 2017 and December 31, 2016, respectively, are pledged as collateral against $410.0 million and $295.0 million in outstanding Federal Home Loan Bank of Chicago (FHLBC) advances under a blanket security agreement at September 30, 2017 and December 31, 2016.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank.  As of September 30, 2017 and December 31, 2016, loans aggregating approximately $4.7 million and $5.1 million, respectively, were outstanding to such parties.  None of these loans were considered impaired as of September 30, 2017 or December 31, 2016.

As of September 30, 2017 and December 31, 2016, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of September 30, 2017 and December 31, 2016 follows:

	As of September 30, 2017
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,859	$192	$4,161	$6,212	$420,983	$427,195
Multi-family	332	-	407	739	579,395	580,134
Home equity	220	-	91	311	21,295	21,606
Construction and land	-	-	37	37	16,414	16,451
Commercial real estate	1,270	156	181	1,607	179,721	181,328
Consumer	-	-	-	-	266	266
Commercial loans	23	-	26	49	34,131	34,180
Total	$3,704	$348	$4,903	$8,955	$1,252,205	$1,261,160

	As of December 31, 2016
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,403	$7	$4,623	$7,033	$385,784	$392,817
Multi-family	376	-	401	777	557,815	558,592
Home equity	82	-	35	117	21,661	21,778
Construction and land	-	-	-	-	18,179	18,179
Commercial real estate	-	-	203	203	159,198	159,401
Consumer	-	-	-	-	319	319
Commercial loans	42	-	27	69	26,729	26,798
Total	$2,903	$7	$5,289	$8,199	$1,169,685	$1,177,884

(1)	Includes $96,000 and $148,000 at September 30, 2017 and December 31, 2016, respectively, which are on non-accrual status.
(2)	Includes $24,000 and $- at September 30, 2017 and December 31, 2016, respectively, which are on non-accrual status.
(3)	Includes $2.0 million and $4.4 million at September 30, 2017 and December 31, 2016, respectively, which are on non-accrual status.

A summary of the activity for the nine months ended September 30, 2017 and 2016 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2017
Balance at beginning of period	$7,164	$4,809	$364	$1,016	$1,951	$12	$713	$16,029
Provision (credit) for loan losses	(249)	(396)	8	(283)	(170)	(2)	(74)	(1,166)
Charge-offs	(1,092)	(92)	-	(14)	(6)	-	-	(1,204)
Recoveries	200	102	21	80	1	-	-	404
Balance at end of period	$6,023	$4,423	$393	$799	$1,776	$10	$639	$14,063

Nine months ended September 30, 2016
Balance at beginning of period	$7,763	$5,000	$433	$904	$1,680	$9	$396	$16,185
Provision (credit) for loan losses	141	23	(25)	(123)	33	3	288	340
Charge-offs	(801)	(488)	(62)	(3)	-	-	-	(1,354)
Recoveries	246	134	24	58	-	-	-	462
Balance at end of period	$7,349	$4,669	$370	$836	$1,713	$12	$684	$15,633

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of September 30, 2017 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$198	$-	$77	$-	$38	$-	$-	$313
Allowance related to loans collectively evaluated for impairment	5,825	4,423	316	799	1,738	10	639	13,750
Balance at end of period	$6,023	$4,423	$393	$799	$1,776	$10	$639	$14,063

Loans individually evaluated for impairment	$8,456	$833	$302	$37	$472	$-	$26	$10,126
Loans collectively evaluated for impairment	418,739	579,301	21,304	16,414	180,856	266	34,154	1,251,034
Total gross loans	$427,195	$580,134	$21,606	$16,451	$181,328	$266	$34,180	$1,261,160

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of September 30, 2017 and December 31, 2016:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2017
Substandard	$8,899	$833	$272	$37	$1,062	$-	$1,595	$12,698
Watch	7,348	498	199	-	456	-	761	9,262
Pass	410,948	578,803	21,135	16,414	179,810	266	31,824	1,239,200
	$427,195	$580,134	$21,606	$16,451	$181,328	$266	$34,180	$1,261,160

At December 31, 2016
Substandard	$12,845	$1,427	$428	$-	$717	$-	$41	$15,458
Watch	10,509	3,975	149	436	1,389	-	3,671	20,129
Pass	369,463	553,190	21,201	17,743	157,295	319	23,086	1,142,297
	$392,817	$558,592	$21,778	$18,179	$159,401	$319	$26,798	$1,177,884

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

The following tables present data on impaired loans at September 30, 2017 and December 31, 2016.

	As of or for the Nine Months Ended September 30, 2017
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$1,568	$1,568	$198	$-	$1,595	$57
Multi-family	-	-	-	-	-	-
Home equity	159	159	77	-	165	10
Construction and land	-	-	-	-	-	-
Commercial real estate	38	447	38	409	45	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	1,765	2,174	313	409	1,805	67
Total Impaired with no Reserve
One- to four-family	6,888	8,385	-	1,497	7,409	251
Multi-family	833	1,699	-	866	834	63
Home equity	143	143	-	-	147	4
Construction and land	37	51	-	14	45	-
Commercial real estate	434	434	-	-	436	11
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	8,361	10,738	-	2,377	8,897	329
Total Impaired
One- to four-family	8,456	9,953	198	1,497	9,004	308
Multi-family	833	1,699	-	866	834	63
Home equity	302	302	77	-	312	14
Construction and land	37	51	-	14	45	-
Commercial real estate	472	881	38	409	481	11
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	$10,126	$12,912	$313	$2,786	$10,702	$396

	As of or for the Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$3,007	$3,007	$499	$-	$3,063	$88
Multi-family	-	-	-	-	-	-
Home equity	188	188	79	-	198	15
Construction and land	-	-	-	-	-	-
Commercial real estate	280	689	83	409	295	15
Consumer	-	-	-	-	-	-
Commercial	1	1	1	-	2	-
	3,476	3,885	662	409	3,558	118
Total Impaired with no Reserve
One- to four-family	7,913	9,245	-	1,332	8,150	401
Multi-family	3,941	4,952	-	1,011	4,005	230
Home equity	254	254	-	-	258	9
Construction and land	-	-	-	-	-	-
Commercial real estate	438	438	-	-	442	13
Consumer	-	-	-	-	-	-
Commercial	40	40	-	-	46	2
	12,586	14,929	-	2,343	12,901	655
Total Impaired
One- to four-family	10,920	12,252	499	1,332	11,213	489
Multi-family	3,941	4,952	-	1,011	4,005	230
Home equity	442	442	79	-	456	24
Construction and land	-	-	-	-	-	-
Commercial real estate	718	1,127	83	409	737	28
Consumer	-	-	-	-	-	-
Commercial	41	41	1	-	48	2
	$16,062	$18,814	$662	$2,752	$16,459	$773

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $8.4 million of impaired loans as of September 30, 2017 for which no allowance has been provided, $2.4 million in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans' net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At September 30, 2017, total impaired loans included $5.2 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2016, total impaired loans included $10.1 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of September 30, 2017
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,747	2	$1,204	7	$3,951	9
Multi-family	-	-	833	3	833	3
Home Equity	48	1	-	-	48	1
Commercial real estate	291	1	37	1	328	2
	$3,086	4	$2,074	11	$5,160	15

	As of December 31, 2016
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$3,296	3	$2,399	34	$5,695	37
Multi-family	2,514	1	1,427	5	3,941	6
Home equity	49	1	97	1	146	2
Commercial real estate	295	1	60	1	355	2
	$6,154	6	$3,983	41	$10,137	47

At September 30, 2017, $5.2 million in loans had been modified in troubled debt restructurings and $2.1 million of these loans were included in the non-accrual loan total. The remaining $3.1 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $96,000 valuation allowance has been established as of September 30, 2017 with respect to the $5.2 million in troubled debt restructurings. As of December 31, 2016, a $293,000 valuation allowance had been established with respect to the $10.1 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of September 30, 2017
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$4,060	9	$-	-	$4,060	9
Principal forbearance	48	1	-	-	48	1
Interest reduction	356	3	696	2	1,052	5
	$4,464	13	$696	2	$5,160	15

	As of December 31, 2016
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$8,221	22	$761	2	$8,982	24
Principal forbearance	49	1	-	-	49	1
Interest reduction	1,106	22	-	-	1,106	22
	$9,376	45	$761	2	$10,137	47

There were no loans modified as troubled debt restructurings for the three months or nine months ended September 30, 2017.  There was one home equity loan with a balance of $64,000 modified as a troubled debt restructuring modified during the three and nine months ended September 30, 2016.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three or nine months ended September 30, 2017 and September 30, 2016.

The following table presents data on non-accrual loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,709	$7,623
Multi-family	833	1,427
Home equity	223	344
Construction and land	37	-
Commercial real estate	181	422
Commercial	26	41
Consumer	-	-
Total non-accrual loans	$7,009	$9,857
Total non-accrual loans to total loans receivable	0.56%	0.84%
Total non-accrual loans to total assets	0.38%	0.55%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	September 30, 2017	December 31, 2016
	(In Thousands)

One- to four-family	$1,021	$2,141
Multi-family	169	-
Construction and land	4,822	5,082
Commercial real estate	300	300
Total real estate owned	6,312	7,523
Valuation allowance at end of period	(1,744)	(1,405)
Total real estate owned, net	$4,568	$6,118

The following table presents the activity in the Company's real estate owned:

	Nine months ended September 30,
	2017	2016
	(In Thousands)
Real estate owned at beginning of the period	$6,118	9,190
Transferred from loans receivable	1,609	3,442
Sales (net of gains / losses)	(2,654)	(4,762)
Write downs	(504)	(416)
Other	(1)	-
Real estate owned at the end of the period	$4,568	7,454

Residential one- to four-family mortgage loans that were in the process of foreclosure were $3.0 million and $3.1 million at September 30, 2017 and December 31, 2016, respectively.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Nine months ended September 30,
	2017	2016
	(In Thousands)
Mortgage servicing rights at beginning of the period	$2,260	$1,422
Additions	793	1,486
Amortization	(71)	(412)
Sales	(2,264)	-
Mortgage servicing rights at end of the period	718	2,496
Valuation allowance at end of period	-	(100)
Mortgage servicing rights at end of the period, net	$718	$2,396

During the nine months ended September 30, 2017, $1.88 billion in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $2.03 billion, generating mortgage banking income of $92.8 million. The unpaid principal balance of loans serviced for others was $99.2 million and $318.6 million at September 30, 2017 and December 31, 2016, respectively. These loans are not reflected in the consolidated statements of financial condition.

During the nine months ended September 30, 2017, the Company sold mortgage servicing rights related to $295.1 million in loans receivable with a book value of $2.3 million for $2.6 million resulting in a gain on sale of $308,000.  During the nine months ended September 30, 2016, the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ending December 31:	(In Thousands)
2017	$25
2018	106
2019	96
2020	86
2021	76
Thereafter	329
Total	$718

Note 6— Deposits

At September 30, 2017 and December 31, 2016, time deposits with balances greater than $250,000 amounted to $43.6 million and $44.5 million, respectively.

A summary of the contractual maturities of time deposits at September 30, 2017 is as follows:

(In Thousands)

Within one year	$514,304
More than one to two years	153,213
More than two to three years	13,618
More than three to four years	1,358
More than four through five years	2,540
$685,033

Note 7— Borrowings

Borrowings consist of the following:

		September 30, 2017		December 31, 2016
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)
Short term:
Repurchase agreement		$10,503	3.99%	$8,155	3.52%
Federal Home Loan Bank, Chicago advances		55,000	1.25%	65,000	0.61%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
2021		100,000	0.78%	100,000	0.78%
2027		125,000	1.23%	-	0.00%
Repurchase agreements maturing	2017	15,000	2.89%	84,000	3.96%
		$435,503	1.81%	$387,155	2.27%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $10.5 million balance at September 30, 2017 and a $8.2 million balance at December 31, 2016.

The $55.0 million in short-term advances consists of one $35.0 million short-term advance that has a maturity date of March 15, 2018 and a fixed rate of 1.28% and one $20.0 million short-term advance that has a maturity date of October 4, 2017 and a fixed rate of 1.20%.

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

The $125.0 million in advances due in 2027 consists of one $50.0 million advance with a fixed rate of 1.24% with a FHLB single call option in May 2019, one $50.0 million advance with a fixed rate of 1.23% with a FHLB single call option in June 2019, and one $25.0 million advance with a fixed rate of 1.23% with a FHLB single call option in August 2019.

The $15.0 million repurchase agreement has a fixed rate of 2.89% callable quarterly until its maturity in 2017. The repurchase agreement is collateralized by securities available for sale with an estimated fair value of $25.6 million at September 30, 2017 and $93.2 million at December 31, 2016.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances. The Company's borrowings from the FHLBC are limited to 79% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of home equity loans and 51% of the carrying value of multi-family loans. In addition, these advances were collateralized by FHLBC stock of $18.5 million at September 30, 2017 and $13.3 million at December 31, 2016. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

The table below includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2017, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

The actual and required capital amounts and ratios for the Bank as of September 30, 2017 and December 31, 2016 are presented in the table below:

	September 30, 2017
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$425,064	30.70%	$110,755	8.00%	$128,061	9.25%	$	N/A	N/A
WaterStone Bank	400,873	28.99%	110,613	8.00%	127,896	9.25%		138,266	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	411,001	29.69%	83,066	6.00%	100,372	7.25%		N/A	N/A
WaterStone Bank	386,810	27.98%	82,960	6.00%	100,243	7.25%		110,613	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	411,001	29.69%	62,300	4.50%	79,605	5.75%		N/A	N/A
WaterStone Bank	386,810	27.98%	62,220	4.50%	79,503	5.75%		89,873	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	411,001	21.90%	75,054	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	386,810	20.67%	74,859	4.00%	N/A	N/A		93,574	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	386,810	20.91%	110,989	6.00%	N/A	N/A		N/A	N/A

	December 31, 2016
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$426,496	32.23%	$105,870	8.00%	$114,141	8.625%	$	N/A	N/A
WaterStone Bank	389,602	29.50%	105,641	8.00%	113,895	8.625%		132,052	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,467	31.02%	79,402	6.00%	87,673	6.625%		N/A	N/A
WaterStone Bank	373,573	28.29%	79,231	6.00%	87,484	6.625%		105,641	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,467	31.02%	59,552	4.50%	67,823	5.125%		N/A	N/A
WaterStone Bank	373,573	28.29%	59,423	4.50%	67,676	5.125%		85,834	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	410,467	23.20%	70,760	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	373,573	21.17%	70,573	4.00%	N/A	N/A		88,216	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	373,573	20.90%	107,247	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense increased from $12.2 million during the nine months ended September 30, 2016 to $12.4 million for the nine months ended September 30, 2017. This increase was primarily due to the increase in our income before income taxes, which increased from $31.3 million during the nine months ended September 30, 2016 to $35.2 million during the nine months ended September 30, 2017.  Income tax expense is recognized on the statement of income during the nine months ended September 30, 2017 at an effective rate of 35.2% of pretax income compared to 39.0% during the nine months ended September 30, 2016.

During nine months ended September 30, 2017, the Company recognized a benefit of approximately $827,000 related to stock awards exercised during the year as a result of adopting the new stock compensation accounting standard.

During the quarter ended September 30, 2016, the Company incurred a charge related to stock options awarded in 2007.  The deferred tax asset established for the stock options was not fully utilized upon exercise, as the deductible compensation recognized was less than the value of the asset established at the time the award vested.  A net expense of $564,000 was charged to income tax for the nine months ended September 30, 2016.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of September 30, 2017 and December 31, 2016.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
September 30, 2017
Repurchase Agreements
Short-term	$10,503	$-	$10,503	$10,503	$-
Long-term	15,000	-	15,000	15,000	-
	$25,503	$-	$25,503	$25,503	$-

December 31, 2016
Repurchase Agreements
Short-term	$8,155	$-	$8,155	$8,155	$-
Long-term	84,000	-	84,000	84,000	-
	$92,155	$-	$92,155	$92,155	$-

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

	September 30, 2017	December 31, 2016
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$52,948	$30,903
Commitments to extend credit under home equity lines of credit (2)	14,724	14,367
Unused portion of construction loans (3)	18,306	21,137
Unused portion of business lines of credit	17,204	15,095
Standby letters of credit	259	333

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of September 30, 2017 and December 31, 2016.

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

Werner v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a putative collection action lawsuit that was filed on August 4, 2017 in the United States District Court for the Western District of Wisconsin, Werner et al. v. Waterstone Mortgage Corporation. Plaintiffs allege that Waterstone Mortgage Corporation violated the Fair Labor Standards Act (FLSA) by failing to pay loan officers minimum and overtime wages. The case is in the very early stages of litigation and the Court has yet to decide if the case can proceed as collective action. The Company intends to vigorously defend its interests in this matter and pursue all possible defenses against the claims. Given the early stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, nor is it able to estimate the range of any possible loss.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At September 30, 2017, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $349.3 million and interest rate lock commitments with an aggregate notional amount of approximately $201.8 million.  The fair value of the forward commitments to sell mortgage loans at September 30, 2017 included a gain of $604,000 that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at September 30, 2017 included a gain of $2.0 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In Thousands, except per share amounts)

Net income	$7,389	$7,505	$22,849	$19,133
Net income available to unvested restricted shares	-	5	-	12
Net income available to common stockholders	$7,389	$7,500	$22,849	$19,121

Weighted average shares outstanding	27,532	27,043	27,449	26,976
Effect of dilutive potential common shares	421	386	478	307
Diluted weighted average shares outstanding	27,953	27,429	27,927	27,283

Basic earnings per share	$0.27	$0.28	$0.83	$0.71
Diluted earnings per share	$0.26	$0.27	$0.82	$0.70

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

The following table presents information about our assets recorded in our consolidated statement of financial condition at their fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2017	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$62,218	$-	$62,218	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	54,660	-	54,660	-
Government sponsored enterprise bonds	2,499	-	2,499	-
Municipal securities	65,662	-	65,662	-
Other debt securities	14,574	-	14,574	-
Certificates of deposit	1,227	-	1,227	-
Loans held for sale	175,137	-	175,137	-
Mortgage banking derivative assets	2,572	-	-	2,572

		Fair Value Measurements Using
	December 31, 2016	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$73,413	$-	$73,413	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	62,002	-	62,002	-
Government sponsored enterprise bonds	2,503	-	2,503	-
Municipal securities	70,696	-	70,696	-
Other debt securities	16,950	2,541	14,409	-
Certificates of deposit	1,231	-	1,231	-
Loans held for sale	225,248	-	225,248	-
Mortgage banking derivative assets	3,403	-	-	3,403
Mortgage banking derivative liabilities	69	-	-	69

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

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2015	$2,188

Mortgage derivative gain, net	1,146
Balance at December 31, 2016	$3,334

Mortgage derivative loss, net	(762)
Balance at September 30, 2017	$2,572

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statement of financial condition at their fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2017	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$1,452	$-	$-	$1,452
Real estate owned	4,568	-	-	4,568

		Fair Value Measurements Using
	December 31, 2016	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$2,814	$-	$-	$2,814
Real estate owned	6,118	-	-	6,118

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At September 30, 2017, loans determined to be impaired with an outstanding balance of $1.8 million were carried net of specific reserves of $313,000 for a fair value of $1.5 million. At December 31, 2016, loans determined to be impaired with an outstanding balance of $3.5 million were carried net of specific reserves of $662,000 for a fair value of $2.8 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $504,000 and $416,000 during the nine months ended September 30, 2017 and 2016, respectively and are recorded in real estate owned expense. At September 30, 2017 and December 31, 2016, real estate owned totaled $4.6 million and $6.1 million, respectively.

Mortgage servicing rights – The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value. At September 30, 2017 and December 31, 2016, there were no impairment identified for mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$2,572	Pricing models	Pull through rate	65.3%	99.8%
Impaired loans	1,452	Market approach	Discount rates applied to appraisals	15.0%	35.0%
Real estate owned	4,568	Market approach	Discount rates applied to appraisals	15.0%	85.7%

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

The carrying amounts and fair values of the Company's financial instruments consist of the following:

	September 30, 2017					December 31, 2016
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$92,591	$92,591	$74,491	$18,100	$-	$47,217	$47,217	$34,967	$12,250	$-
Securities available-for-sale	200,840	200,840	-	200,840	-	226,795	226,795	2,541	224,254	-
Loans held for sale	175,137	175,137	-	175,137	-	225,248	225,248	-	225,248	-
Loans receivable	1,261,160	1,284,340	-	-	1,284,340	1,177,884	1,212,967	-	-	1,212,967
FHLB stock	18,450	18,450	-	18,450	-	13,275	13,275	-	13,275	-
Accrued interest receivable	4,575	4,575	4,575	-	-	4,281	4,281	4,281	-	-
Mortgage servicing rights	718	867	-	-	867	2,260	3,232	-	-	3,232
Mortgage banking derivative assets	2,572	2,572	-	-	2,572	3,403	3,403	-	-	3,403

Financial Liabilities
Deposits	956,773	956,710	271,740	684,970	-	949,411	949,825	282,827	666,998	-
Advance payments by borrowers for taxes	25,107	25,107	25,107	-	-	4,716	4,716	4,716	-	-
Borrowings	435,503	435,398	-	435,398	-	387,155	390,932	-	390,932	-
Accrued interest payable	918	918	918	-	-	916	916	916	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	69	69	-	-	69

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at September 30, 2017 and December 31, 2016.

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

	As of or for the three months ended September 30, 2017
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$13,120	$(102)	$15	$13,033
Provision for loan losses	-	20	-	20
Net interest income (loss) after provision for loan losses	13,120	(122)	15	13,013

Noninterest income	1,161	32,318	(425)	33,054

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,483	21,792	(122)	26,153
Occupancy, office furniture and equipment	733	1,800	-	2,533
FDIC insurance premiums	129	-	-	129
Real estate owned	(20)	-	-	(20)
Other	1,499	4,290	(268)	5,521
Total noninterest expenses	6,824	27,882	(390)	34,316
Income (loss) before income taxes	7,457	4,314	(20)	11,751
Income tax expense (benefit)	2,597	1,767	(2)	4,362
Net income (loss)	$4,860	$2,547	$(18)	$7,389

Total assets	$1,859,494	$203,826	$(209,192)	$1,854,128

	As of or for the three months ended September 30, 2016
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$11,244	$10	$71	$11,325
Provision for loan losses	100	35	-	135
Net interest income (loss) after provision for loan losses	11,144	(25)	71	11,190

Noninterest income	1,658	36,124	(370)	37,412

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,392	23,295	(114)	27,573
Occupancy, office furniture and equipment	740	1,579	-	2,319
FDIC insurance premiums	140	-	-	140
Real estate owned	37	-	-	37
Other	1,252	4,453	(233)	5,472
Total noninterest expenses	6,561	29,327	(347)	35,541
Income before income taxes	6,241	6,772	48	13,061
Income tax expense	2,107	2,767	682	5,556
Net income (loss)	$4,134	$4,005	$(634)	$7,505

Total assets	$1,777,014	$259,636	$(241,615)	$1,795,035

	As of or for the nine months ended September 30, 2017
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$37,233	$23	$153	$37,409
Provision for loan losses	(1,300)	134	-	(1,166)
Net interest income (loss) after provision for loan losses	38,533	(111)	153	38,575

Noninterest income	2,968	94,446	(1,182)	96,232

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	12,964	61,134	(366)	73,732
Occupancy, office furniture and equipment	2,356	5,231	-	7,587
FDIC insurance premiums	366	-	-	366
Real estate owned	258	-	-	258
Other	4,382	13,934	(698)	17,618
Total noninterest expenses	20,326	80,299	(1,064)	99,561
Income before income taxes	21,175	14,036	35	35,246
Income tax expense	6,658	5,716	23	12,397
Net income	$14,517	$8,320	$12	$22,849

	As of or for the nine months ended September 30, 2016
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
		(In Thousands)

Net interest income	$30,977	$287	$209	$31,473
Provision for loan losses	200	140	-	340
Net interest income after provision for loan losses	30,777	147	209	31,133

Noninterest income	3,583	92,457	(832)	95,208

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	12,784	58,526	(342)	70,968
Occupancy, office furniture and equipment	2,388	4,686	-	7,074
FDIC insurance premiums	500	-	-	500
Real estate owned	344	-	-	344
Other	3,705	12,790	(387)	16,108
Total noninterest expenses	19,721	76,002	(729)	94,994
Income before income taxes	14,639	16,602	106	31,347
Income tax expense	4,711	6,797	706	12,214
Net income (loss)	$9,928	$9,805	$(600)	$19,133

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and nine months ended September 30, 2017 and 2016 and the financial condition as of September 30, 2017 compared to the financial condition as of December 31, 2016.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and nine months ended September 30, 2017 and 2016, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended September 30, 2017 and 2016

Net income for the three months ended September 30, 2017 totaled $4.9 million compared to net income of $4.1 million for the three months ended September 30, 2016. Net interest income increased $1.9 million to $13.1 million for the three months ended September 30, 2017 compared to $11.2 million for the three months ended September 30, 2016.  Net interest income increased due primarily to an increase of $1.2 million in interest income as the average loan balance increased along with a decrease of $712,000 in interest expense on borrowings as higher rate FHLB borrowings matured in 2016 and 2017 were replaced with lower rate FHLB borrowings.

Total noninterest income decreased $497,000 due primarily to a decrease in loan fees.  The loans fees for the three months ended September 30, 2016 included a significant loan prepayment penalty.  The increase in cash surrender value of life insurance decreased as the dividend rate on one of the policies decreased in 2017 compared to 2016.

Compensation, payroll taxes, and other employee benefits expense increased $91,000 due primarily to an increase in ESOP expense partially offset by health insurance expense. The Bank also reported an increase in other noninterest expense for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to purchasing loans from the mortgage banking segment.  Occupancy, office furniture, and equipment expense, FDIC premiums, and real estate owned expense decreased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2017 and 2016

Net income totaled $2.5 million for the three months ended September 30, 2017 compared to $4.0 million for the three months ended September 30, 2016.  Mortgage banking segment revenue decreased $3.8 million, or 10.5%, to $32.3 million for the three months ended September 30, 2017 compared to $36.1 million for the three months ended September 30, 2016.  The decrease in revenue was attributable to a $48.0 million, or 6.8%, decrease in origination volume as well as a decrease in margin of approximately 1.5%. The decrease in originations was driven by a 46.5% decrease in the origination of loans made for the purpose of mortgage refinance.  Driven by an expansion of our branch network, origination volumes of loans made for the purpose of residential purchases increased 3.1% compared to the comparative quarter in the prior year. In addition to the decrease in margin, the value of the interest rate lock pipeline decreased $643,000 compared to the prior year period.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 89.6% of total originations during the three months ended September 30, 2017, compared to 81.7% of total originations during the three months ended September 30, 2016.  The mix of loan type trended towards less conventional loans and more governmental loans; with conventional loans and governmental loans comprising 64.5% and 35.5% of all loan originations, respectively, during the three months ended September 30, 2017, compared 67.0% and 33.0% of all loan originations, respectively, during the three months ended September 30, 2016.

Total compensation, payroll taxes and other employee benefits decreased $1.5 million, or 6.5%, to $21.8 million for the three months ended September 30, 2017 compared to $23.3 million for the three months ended September 30, 2016.  The decrease in compensation expense was primarily a result of the decrease in mortgage banking income, given our commission-based loan officer compensation model. Occupancy, office furniture, and equipment expense increased $221,000 to $1.8 million as the number of branches increased. Other noninterest expense decreased $163,000, or 3.7%, to $4.3 million as fundings decreased, resulting in less volume-based expenses offset by increased branch loss reserves, higher advertising expenses, and higher legal expenses.
Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended September 30,
	2017	2016
	(Dollars in Thousands, except per share amounts)

Net income	$7,389	7,505
Earnings per share - basic	0.27	0.28
Earnings per share - diluted	0.26	0.27
Annualized return on average assets	1.56%	1.66%
Annualized return on average equity	7.12%	7.36%

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

	Three months ended September 30,
	2017			2016
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,419,477	$15,855	4.43%	$1,333,666	$14,754	4.40%
Mortgage related securities (2)	119,902	647	2.14%	150,790	743	1.96%
Debt securities, federal funds sold and short-term investments (2)(3)	215,597	1,118	2.06%	186,201	1,034	2.21%
Total interest-earning assets	1,754,976	17,620	3.98%	1,670,657	16,531	3.94%

Noninterest-earning assets	121,982			123,318
Total assets	$1,876,958			$1,793,975

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$35,211	7	0.08%	$35,066	5	0.06%
Money market and savings accounts	175,666	104	0.23%	176,582	97	0.22%
Time deposits	676,881	1,870	1.10%	685,969	1,821	1.06%
Total interest-bearing deposits	887,758	1,981	0.89%	897,617	1,923	0.85%
Borrowings	461,549	2,439	2.10%	374,730	3,082	3.27%
Total interest-bearing liabilities	1,349,307	4,420	1.30%	1,272,347	5,005	1.56%

Noninterest-bearing liabilities
Noninterest-bearing deposits	91,710			80,407
Other noninterest-bearing liabilities	24,265			35,331
Total noninterest-bearing liabilities	115,975			115,738
Total liabilities	1,465,282			1,388,085
Equity	411,676			405,890
Total liabilities and equity	$1,876,958			$1,793,975

Net interest income / Net interest rate spread (4)		13,200	2.68%		11,526	2.38%
Less: taxable equivalent adjustment		167	0.03%		201	0.05%
Net interest income / Net interest rate spread, as reported		$13,033	2.65%		$11,325	2.33%
Net interest-earning assets (5)	$405,669			$398,310
Net interest margin (6)			2.95%			2.70%
Tax equivalent effect			0.03%			0.04%
Net interest margin on a fully tax equivalent basis (6)			2.98%			2.74%
Average interest-earning assets to average interest-bearing liabilities			130.06%			131.31%
__________
(1) Interest income includes net deferred loan fee amortization income of $178,000 and $229,000 for the three months ended September 30, 2017 and 2016, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.75% and 1.78% for the three months ended September 30, 2017 and 2016, respectively.
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

	Three months ended September 30,
	2017 versus 2016
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$1,011	$90	$1,101
Mortgage related securities (3)	(160)	64	(96)
Other earning assets (3)(4)	156	(72)	84
Total interest-earning assets	1,007	82	1,089

Interest expense:
Demand accounts	-	2	2
Money market and savings accounts	(2)	9	7
Time deposits	(26)	75	49
Total interest-earning deposits	(28)	86	58
Borrowings	1,183	(1,826)	(643)
Total interest-bearing liabilities	1,155	(1,740)	(585)
Net change in net interest income	$(148)	$1,822	$1,674
______________
(1)   Interest income includes net deferred loan fee amortization income of $178,000 and $229,000 for the three months ended September 30, 2017 and 2016, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income increased $1.7 million, or 15.1%, to $13.0 million during the three months ended September 30, 2017 compared to $11.3 million during the three months ended September 30, 2016.

●
Interest income on loans increased $1.1 million due primarily to an increase of $85.8 million in average loans along with a three basis point increase in average yield on loans. The increase in average loan balance was driven by a $118.8 million, or 10.5%, increase in the average balance of loans held in portfolio partially offset by a decrease of $32.9 million, or 16.4%, in the average balance of loans held for sale.

●
Interest income from mortgage-related securities decreased $96,000 year over year as the average balance decreased $30.9 million due to securities paying down in 2016 and into 2017 and fewer purchases occurring to replace those securities due to current market conditions. This was partially offset by an increase in rate.

●
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $118,000 due to an increase of $29.4 million in average balance, which was due primarily to higher average cash held on hand and commercial paper. This increase in average balance was partially offset by a three basis point decrease in the average yield. The decrease in average yield was driven by higher rate municipal bond securities maturing and being replaced at a slower pace and at a lower rate. Offsetting the decrease from the municipal bonds maturing, the yield on cash increased with a 25 basis point increase in the Federal Funds rate in each of December 2016, March 2017, and June 2017, as well as an increase in the cash dividend paid by the FHLB on its stock.

●
Interest expense on time deposits increased $49,000 primarily due to a four basis point increase of average cost of time deposits, as maturing time deposits have repriced or have been replaced at a slightly higher rate in the current competitive market. Partially offsetting the increase in cost of time deposits, the average balance of time deposit decreased $9.1 million compared to the prior year period.

●
Interest expense on money market and savings accounts increased $7,000 due primarily to an increase of one basis point in rate partially offset by a decrease in average balance of $916,000. The increase in rate reflects the Company's strategy to remain aggressive with competitors in this segment of retail funds for more aggressive growth.

●
Interest expense on borrowings decreased $643,000 due to a decrease in the average cost of borrowings that resulted from the maturity and replacement of fixed rate borrowings since the beginning of the prior year.  The average cost of borrowings totaled 2.10% during the quarter ended September 30, 2017, compared to 3.27% during the quarter ended September 30, 2016.

Provision for Loan Losses

Our provision for loan losses decreased $115,000 as the mortgage banking segment had to reserve $20,000 for additional loans during the three months ended September 30, 2017, compared to $135,000 of provision for loan losses for the three months ended September 30, 2016. The community banking segment recorded no provision during the current quarter due to the continued improvement in loan quality metrics including: non-accrual loans, loans rated substandard or watch, and loans past due.

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

Noninterest Income
	Three months ended September 30,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$300	$789	$(489)	(62.0)%
Increase in cash surrender value of life insurance	688	734	(46)	(6.3)%
Loss on sale of securities	-	-	-	N/	M
Mortgage banking income	31,863	35,552	(3,689)	(10.4)%
Other	203	337	(134)	(39.8)%
Total noninterest income	$33,054	$37,412	$(4,358)	(11.6)%

N/M - Not meaningful

Total noninterest income decreased $4.4 million, or 11.6%, to $33.1 million during the three months ended September 30, 2017 compared to $37.4 million during the three months ended September 30, 2016. The decrease resulted primarily from a decrease in mortgage banking income along with decreases in all other categories.

●
The decrease in mortgage banking income was the result of a decrease in origination volumes.  The volume decreased $48.0 million, or 6.8%, to $662.1 million during the three months ended September 30, 2017 compared to a $710.1 million during the three months ended September 30, 2016.  See "Comparison of Mortgage Banking Segment Operations for the Three Months Ended September 30, 2017 and 2016" above for additional discussion of the decrease in mortgage banking income.

●	Service charges on loans and deposits decreased primarily due to a decrease in loan prepayment fees as one significant loan relationship paid off during the three months ended September 30, 2016.
●
The decrease in cash surrender value of life insurance was due to a decrease on one policy's annual dividend rate partially offset by an increase in earnings due to a purchase of a $2.5 million policy in June 2017.

●
The $134,000 decrease in other noninterest income was due primarily to a decrease in servicing fee revenue on loans sold at the mortgage banking segment, which resulted from a bulk sale of mortgage servicing rights in the first quarter of 2017.

Noninterest Expenses
	Three months ended September 30,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$26,153	$27,573	$(1,420)	(5.1)%
Occupancy, office furniture and equipment	2,533	2,319	214	9.2%
Advertising	821	661	160	24.2%
Data processing	623	616	7	1.1%
Communications	394	374	20	5.3%
Professional fees	629	474	155	32.7%
Real estate owned	(20)	37	(57)	(154.1)%
FDIC insurance premiums	129	140	(11)	(7.9)%
Other	3,054	3,347	(293)	(8.8)%
Total noninterest expenses	$34,316	$35,541	$(1,225)	(3.4)%

Total noninterest expenses decreased $1.2 million, or 3.4%, to $34.3 million during the three months ended September 30, 2017 compared to $35.5 million during the three months ended September 30, 2016.

●
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment decreased $1.5 million, or 6.5%, to $21.8 million during the three months ended September 30, 2017. The decrease in compensation within our mortgage banking segment correlates to the decrease in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

●
Compensation, payroll taxes and other employee benefit expense at the community banking segment increased $91,000, or 2.1%, to $4.4 million during the three months ended September 30, 2017. This was primarily due to an increase in ESOP expense, which increased due to the increased average stock price of the shares in the second quarter of 2017.

●
Advertising expense increased $160,000, or 24.2%, to $821,000 during the three months ended September 30, 2017. This was primarily due to marketing increases at the mortgage banking segment in an effort to increase volumes.

●
Professional fees increased $155,000, or 32.7%, to $629,000 during the three months ended September 30, 2017. This was primarily due to an increase in legal fees at the mortgage banking segment related to ongoing litigation and an increase in audit and tax expenses at the community banking segment.

●
Occupancy, office furniture and equipment expense increased $214,000 to $2.5 million during the three months ended September 30, 2017, resulting from additional rent expense in the current year period compared to prior year period due to the addition of mortgage banking segment branches. Offsetting the rent increase, there was less depreciation expense at the mortgage banking segment in the quarter ended September 30, 2017 compared to the prior year period. The community banking segment had a slight decrease in expense year over year due to less depreciation and utilities expenses.

●
Net real estate owned expense decreased $57,000, resulting in $20,000 of income during the three months ended September 30, 2017, compared to $37,000 of expense during the three months ended September 30, 2016. Property management expense (other than gains/losses) decreased $71,000 during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to a reduction in the number of properties under management. Net gains on sales of REO decreased $38,000 to $153,000 for the three months ended September 30, 2017 compared to $191,000 for the three months ended September 30, 2016. Real estate owned writedowns decreased $25,000 to $40,000 for the three months ended September 30, 2017 compared to $65,000 for the three months ended September 30, 2016.

●	FDIC insurance expense decreased during the three months ended September 30, 2017 due to improved asset quality metrics.
●
Other noninterest expense decreased $293,000 to $3.1 million during the three months ended September 30, 2017. This decrease was primarily at the mortgage banking segment and resulted from lower volume-based fees as fundings decreased.

Income Taxes

Driven by an decrease in pre-tax income, income tax expense decreased $1.2 million, or 21.5%, to $4.4 million during the three months ended September 30, 2017, compared to $5.6 million during the three months ended September 30, 2016. Income tax expense was recognized during the three months ended September 30, 2017 at an effective rate of 37.1% compared to an effective rate of 42.5% during the three months ended September 30, 2016. During the quarter ended September 30, 2017, the Company recognized a benefit of approximately $21,000 related to stock awards exercised within the current period as a result of adopting the new stock compensation accounting standard. During the quarter ended September 30, 2016, the Company incurred a charge related to the write-off of a deferred tax asset established with respect to stock options awarded in 2007.  The deferred tax asset established for the stock options was not fully utilized upon exercise, as the deductible compensation recognized was less than the value of the asset established at the time the award vested.  A net expense of $564,000 was charged to income tax for the quarter ended September 30, 2016.

Comparison of Community Banking Segment for the Nine Months Ended September 30, 2017 and 2016

Net income for the nine months ended September 30, 2017 totaled $14.5 million compared to net income of $9.9 million for the nine months ended September 30, 2016.  Net interest income increased $6.3 million to $37.2 million for the nine months ended September 30, 2017 compared to $31.0 million for the nine months ended September 30, 2016.  Provision for loan losses decreased $1.5 million as asset quality metrics continued to improve. Noninterest income decreased $615,000 as loan prepayment fees decreased and a $107,000 loss on sale of securities occurred in 2017 partially offset by an increase in the cash surrender value of life insurance.  Compensation, payroll taxes, and other employee benefits expense increased $180,000 primarily due to increases in salary expense along with an increase in ESOP expense, offset by a decrease in health insurance cost. FDIC premiums and real estate owned expense decreased as asset quality improved and we experienced a reduction of foreclosed properties.  Those decreases were partially offset by an increase in other noninterest expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Comparison of Mortgage Banking Segment Operations for the Nine Months Ended September 30, 2017 and 2016

Net income decreased $1.5 million to $8.3 million for the nine months ended September 30, 2017, compared to net income of $9.8 million for the nine months ended September 30, 2016. Mortgage banking segment revenues increased $2.0 million, or 2.2%, to $94.4 million for the nine months ended September 30, 2017 compared to $92.5 million for the nine months ended September 30, 2016.  The increase in revenue was attributable to a 7.1% increase in volume origination to $1.88 billion during the nine months ended September 30, 2017 compared to $1.76 billion during the nine months ended September 30, 2016 offset by a decrease in margin. While revenue increased 2.2%, noninterest expenses increased $4.3 million, or 5.7%, to $80.3 million for the nine months ended September 30, 2017 compared to $76.0 million for the nine months ended September 30, 2016.

Loans originated by the mortgage banking segment for the purpose of sale in the secondary market increased $124.9 million, or 7.1%, to $1.88 billion during the nine months ended September 30, 2017, compared to $1.76 billion for the nine months ended September 30, 2016.  The increase in originations was driven by an increase in the origination of loans made for the purpose of residential purchases, which yield a higher margin than refinance loans, partially offset by a decrease in the origination of mortgage refinance products.  Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance.  The percentage of origination volume related to purchase activity increased slightly to 89.5% from 85.1% of total originations for the nine months ended September 30, 2017 and 2016, respectively. The mix of loan type trended towards less conventional loans and more governmental loans; with conventional loans and governmental loans comprising 63.9% and 36.1% of all loan originations, respectively, during the nine months ended September 30, 2017, compared 64.6% and 35.4% of all loan originations, respectively, during the nine months ended September 30, 2016.

Consolidated Waterstone Financial, Inc. Results of Operations
	Nine months ended September 30,
	2017	2016
	(Dollars in Thousands, except per share amounts)

Net income	$22,849	$19,133
Earnings per share - basic	0.83	0.71
Earnings per share - diluted	0.82	0.70
Annualized return on average assets	1.70%	1.45%
Annualized return on average equity	7.42%	6.38%

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

	Nine months ended September 30,
	2017			2016
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,357,884	$45,078	4.44%	$1,274,369	$42,611	4.47%
Mortgage related securities (2)	126,856	2,021	2.13%	158,854	2,371	1.99%
Debt securities, federal funds sold and short-term investments (2)(3)	198,947	3,210	2.16%	208,241	3,309	2.12%
Total interest-earning assets	1,683,687	50,309	3.99%	1,641,464	48,291	3.93%

Noninterest-earning assets	117,316			116,863
Total assets	$1,801,003			$1,758,327

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$36,419	20	0.07%	$33,679	14	0.06%
Money market and savings accounts	171,659	315	0.25%	163,550	294	0.24%
Time deposits	667,168	5,279	1.06%	673,343	5,169	1.03%
Total interest-bearing deposits	875,246	5,614	0.86%	870,572	5,477	0.84%
Borrowings	401,931	6,756	2.25%	387,867	10,724	3.69%
Total interest-bearing liabilities	1,277,177	12,370	1.29%	1,258,439	16,201	1.72%

Noninterest-bearing liabilities
Noninterest-bearing deposits	88,454			73,828
Other noninterest-bearing liabilities	23,408			25,537
Total noninterest-bearing liabilities	111,862			99,365
Total liabilities	1,389,039			1,357,804
Equity	411,964			400,523
Total liabilities and equity	$1,801,003			$1,758,327

Net interest income / Net interest rate spread (4)		37,939	2.70%		32,090	2.21%
Less: taxable equivalent adjustment		530	0.04%		617	0.05%
Net interest income / Net interest rate spread, as reported		$37,409	2.66%		$31,473	2.16%
Net interest-earning assets (5)	$406,510			$383,025
Net interest margin (6)			2.97%			2.56%
Tax equivalent effect			0.04%			0.05%
Net interest margin on a fully tax equivalent basis (6)			3.01%			2.61%
Average interest-earning assets to average interest-bearing liabilities			131.83%			130.44%
__________
(1)  Interest income includes net deferred loan fee amortization income of $563,000 and $596,000 for the nine months ended September 30, 2017 and 2016, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.80% and 1.73% for the nine months ended September 30, 2017 and 2016, respectively.
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

	Nine months ended September 30,
	2017 versus 2016
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$2,758	$(291)	$2,467
Mortgage related securities (3)	(507)	157	(350)
Other earning assets (3) (4)	(157)	58	(99)
Total interest-earning assets	2,094	(76)	2,018

Interest expense:
Demand accounts	-	6	6
Money market and savings accounts	12	9	21
Time deposits	(51)	161	110
Total interest-earning deposits	(39)	176	137
Borrowings	406	(4,374)	(3,968)
Total interest-bearing liabilities	367	(4,198)	(3,831)
Net change in net interest income	$1,727	$4,122	$5,849
______________
(1)    Interest income includes net deferred loan fee amortization income of $563,000 and $596,000 for the nine months ended September 30, 2017 and 2016, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net interest income increased $5.9 million, or 18.9%, to $37.4 million during the nine months ended September 30, 2017 compared to $31.5 million during the nine months ended September 30, 2016.

●
Interest income on loans increased $2.5 million due to an increase in average balance of $83.5 million partially offset by a three basis point decrease in average yield on loans.  The increase in average loan balance was driven by a $93.9 million increase in the average balance of loans held in portfolio offset by a decrease in the average balance of loans held for sale of $10.4 million.

●
Interest income from mortgage related securities decreased $350,000 year over year as securities have paid down and less purchases have occurred to replace those securities due to current market conditions.

●
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased due to a $9.2 million decrease in average balance, as municipal securities matured and were not replaced due to market conditions.  Those funds were primarily held in a cash account. This decrease in average balance was partially offset by a seven basis point increase in the average yield. The increase in average yield was driven by a 25 basis point increase in the Federal Funds rate in December 2016, March 2017, and June 2017.

●
Interest expense on time deposits increased $110,000 primarily due to a three basis point increase in the average cost of funds, as maturing time deposits have repriced, or have been replaced at a higher rate in the current competitive market.  Partially offsetting the increase in rate, the average balance of time deposits decreased $6.2 million compared to the prior year period.

●
Interest expense on money market and savings accounts increased $21,000 due primarily to an increase in average balance along with a slight increase in rate.  The increase in volume and rate reflect the Company's strategy to remain competitive and grow this segment of retail funds.

●
Interest expense on borrowings decreased $4.0 million due to a decrease in the average cost of borrowings that resulted from the maturity and replacement of fixed rate borrowings.  The average cost of borrowings totaled 2.25% during the nine months ended September 30, 2017, compared to 3.69% during the nine months ended September 30, 2016.

Provision for Loan Losses

Our provision for loan losses decreased $1.5 million, to a negative provision of $1.2 million during the nine months ended September 30, 2017, from a provision of $340,000 during the nine months ended September 30, 2016. The negative provision recorded during the current year period reflects the continued improvement in loan quality metrics including: non-accrual loans, loans rated substandard or watch, and loans past due.

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

Noninterest Income

	Nine months ended September 30,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$1,148	$1,742	$(594)	(34.1)%
Increase in cash surrender value of life insurance	1,476	1,446	30	2.1%
Loss on sale of securities	(107)	-	(107)	N/	M
Mortgage banking income	92,774	91,146	1,628	1.8%
Other	941	874	67	7.7%
Total noninterest income	$96,232	$95,208	$1,024	1.1%

N/M - Not meaningful

Total noninterest income increased $1.0 million, or 1.1%, to $96.2 million during the nine months ended September 30, 2017 compared to $95.2 million during the nine months ended September 30, 2016. The increase resulted primarily from an increase in mortgage banking income.

●
The $1.6 million increase in mortgage banking income was the result of an increase in origination volumes but partially offset by a decrease in margins.  The volume increased $124.9 million, or 7.1%, to $1.88 billion during the nine months ended September 30, 2017 compared to $1.76 billion during the nine months ended September 30, 2016.  See "Comparison of Mortgage Banking Segment Operations for the Nine Months Ended September 30, 2017 and 2016" above, for additional discussion of the increase in mortgage banking income.

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
●
The $67,000 increase in other noninterest income was primarily due to a gain on mortgage servicing rights as there was a bulk sale of mortgage servicing rights for $308,000 during the nine months ended September 30, 2017.  There were no bulk sales of mortgage servicing rights during the nine months ended September 30, 2016.   Offsetting the gain on sale of mortgage servicing rights, servicing fee income on loans sold decreased from the bulk sale.

Noninterest Expenses

	Nine months ended September 30,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$73,732	$70,968	$2,764	3.9%
Occupancy, office furniture and equipment	7,587	7,074	513	7.3%
Advertising	2,414	1,974	440	22.3%
Data processing	1,854	1,897	(43)	(2.3)%
Communications	1,170	1,088	82	7.5%
Professional fees	1,953	1,486	467	31.4%
Real estate owned	258	344	(86)	(25.0)%
FDIC insurance premiums	366	500	(134)	(26.8)%
Other	10,227	9,663	564	5.8%
Total noninterest expenses	$99,561	$94,994	$4,567	4.8%

Total noninterest expenses increased $4.6 million, or 4.8%, to $99.6 million during the nine months ended September 30, 2017 compared to $95.0 million during the nine months ended September 30, 2016.

●
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment increased $2.6 million, or 4.5%, to $61.1 million for the nine months ended September 30, 2017. The increase in compensation within our mortgage banking segment correlated to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers along with the additional branches brought on during the year.

●
Compensation, payroll taxes and other employee benefit expense within the community banking segment increased $180,000 primarily due to ESOP expense along with an increase to salaries partially offset by a decrease in health insurance. ESOP expense increased due to the increased average stock price of the shares through the first nine months of 2017.  The salaries increase was primarily due to annual wage increases. Health insurance decreased as claims have been lower in 2017 compared to 2016.

●
Occupancy, office furniture and equipment expense increased, resulting from additional rent expense in the current year compared to prior year due to the addition of mortgage banking segment branches. Partially offsetting the rent increase, there was less depreciation expense at the mortgage banking segment in the nine months ended September 30, 2017 compared to the same period during the prior year.  Additionally, the community banking segment had slightly lower expense year over year due to less depreciation expense.

●	Advertising expense increased as a result of increased advertising efforts to generate more volume at the mortgage banking segment branches.
●
Professional fees expense increased as a result of an increase in legal fees at the mortgage banking segment primarily related to ongoing litigation.  Audit and tax expense increased at the community banking segment.

●
Net real estate owned expense decreased $86,000, to $258,000 during the nine months ended September 30, 2017 compared to $344,000 for the nine months ended September 30, 2016. Property management expense (other than gains/losses) decreased $199,000 to $269,000 during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to a reduction in the number of properties under management. Net gains on sales of real estate owned decreased $24,000 to $515,000 for the nine months ended September 30, 2017 compared to $539,000 for the nine months ended September 30, 2016. Real estate owned writedowns increased $88,000 to $504,000 for the nine months ended September 30, 2017 compared to $416,000 for the nine months ended September 30, 2016.

●	FDIC insurance expense decreased during the nine months ended September 30, 2017. This was driven by a decrease in the FDIC assessment rate due to improved asset quality metrics.
●
Other noninterest expense increased primarily due to increased expense at the mortgage banking segment.  The mortgage banking segment increase was associated with volume-based fees due to the increase in loan origination activity.

Income Taxes

Driven by an increase in pre-tax income, income tax expense increased $183,000, or 1.5%, to $12.4 million during the nine months ended September 30, 2017, compared to $12.2 million during the nine months ended September 30, 2016.  Income tax expense was recognized during the nine months ended September 30, 2017 at an effective rate of 35.2% compared to 39.0% for the nine months ended September 30, 2016.  During the nine months ended September 30, 2017, the Company recognized a benefit of approximately $827,000 related to stock awards exercised within 2017 as a result of adopting the new stock compensation accounting standard.  During the nine months ended September 30, 2016, the Company incurred a charge related to the write-off of a deferred tax asset established with respect to stock options awarded in 2007.  The deferred tax asset established for the stock options was not fully utilized upon exercise, as the deductible compensation recognized was less than the value of the asset established at the time the award vested.  A net expense of $564,000 was charged to income tax in the nine months ended September 30, 2016.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets -Total assets increased by $63.5 million, or 3.5%, to $1.85 billion at September 30, 2017 from $1.79 billion at December 31, 2016. The increase in total assets primarily reflects an increase in cash and cash equivalents and loans receivable, partially offset by a decrease in loans held for sale and securities available for sale. Funding needed for loan origination were provided by deposits and additional long-term FHLB debt in 2017.

Cash and Cash Equivalents – Cash and cash equivalents increased $45.4 million, or 96.1%, to $92.6 million at September 30, 2017, compared to $47.2 million at December 31, 2016.  The increase in cash and cash equivalents primarily reflects the increase in deposits and long-term FHLB borrowings to take advantage of the current interest rate environment in advance of wholesale borrowing maturities.

Securities Available for Sale – Securities available for sale decreased $26.0 million at September 30, 2017 compared to December 31, 2016. The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale - Loans held for sale decreased at September 30, 2017 due to the slowdown of mortgage originations for the purpose of refinance along with timing of loans sold to investors.

Loans Receivable - Loans receivable held for investment increased $83.3 million to $1.26 billion at September 30, 2017 from $1.18 billion at December 31, 2016.  The increase in total loans receivable was primarily attributable to increases in the one- to four-family, multi-family, commercial real estate, and commercial categories. Offsetting those increases, the home equity, land and construction, and consumer loan categories decreased.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Nine months ended September 30,		Year Ended
	2017	2016	December 31, 2016
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,403,132	$1,281,450	$1,281,450
Real estate loans originated for investment:
Residential
One- to four-family	87,473	57,080	78,045
Multi-family	90,422	93,724	118,072
Home equity	655	3,305	5,037
Construction and land	4,539	5,648	5,878
Commercial real estate	38,904	21,822	35,443
Total real estate loans originated for investment	221,993	181,579	242,475
Consumer loans originated for investment	-	-	-
Commercial business loans originated for investment	12,846	6,920	11,692
Total loans originated for investment	234,839	188,499	254,167

Principal repayments	(148,750)	(146,941)	(185,020)
Transfers to real estate owned	(1,609)	(3,442)	(4,590)
Loan principal charged-off	(1,204)	(1,354)	(1,607)
Net activity in loans held for investment	83,276	36,762	62,950

Loans originated for sale	1,881,351	1,756,454	2,378,926
Loans sold	(1,931,462)	(1,695,205)	(2,320,194)
Net activity in loans held for sale	(50,111)	61,249	58,732
Total gross loans receivable and held for sale at end of period	$1,436,297	$1,379,461	$1,403,132

Allowance for Loan Losses - The allowance for loan losses decreased $2.0 million September 30, 2017 from December 31, 2016. The decrease resulted from the negative provision due to improvement of key loan quality metrics decreasing the allowance related to the loans collectively and specifically reviewed. The overall decrease was primarily related to the one- to four-family, multi-family, construction and land, commercial real estate, consumer, and commercial categories.  The home equity category increased compared to the balance at December 31, 2016.  See Note 3 for further discussion on the Allowance for Loan Losses.

Cash surrender value of life insurance – Total cash surrender value of life insurance increased $4.2 million from December 31, 2016.  During the nine months ended September 30, 2017, the policy value increased due to continued earnings and dividends along with the annual premiums paid during the year.  In addition, a $2.5 million policy was purchased in June 2017.

Federal Home Loan Bank stock – Total Federal Home Loan Bank stock increased $5.2 million from December 31, 2016.  During the nine months ended September 30, 2017, $9.7 million of stock was purchased when entering into new short-term and long-term FHLB borrowings.  A total of $4.5 million of stock was sold as short-term FHLB borrowings matured and our ownership requirement decreased accordingly.

Real Estate Owned – Total real estate owned decreased $1.6 million from December 31, 2016.  During the nine months ended September 30, 2017, $1.6 million was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $2.7 million and writedowns were $504,000 in an effort to sell various aged properties.

Deposits – Total deposits increased $7.4 million to $956.8 million at September 30, 2017 from December 31, 2016.  The increase was driven by an increase of $18.4 million in time deposits and $2.8 million in demand deposits offset by a decrease of $13.8 million in money market and savings deposits.

Borrowings – Total borrowings increased $48.3 million to $435.5 million at September 30, 2017 from December 31, 2016. The Company borrowed additional short and long term FHLB advances to replace the FHLB advances and repurchase agreements that  matured. External short term borrowings at the mortgage banking segment increased a total of $2.3 million at September 30, 2017 from December 31, 2016 to fund loans held for sale.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $20.4 million.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $13.8 million at September 30, 2017 compared to December 31, 2016. The decrease was primarily related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.

Shareholders' Equity – Shareholders' equity increased by $1.2 million to $411.9 million at September 30, 2017 from December 31, 2016.  Shareholders' equity increased primarily due to net income, additional paid in capital as stock options were exercised, accumulated other comprehensive income increasing as the fair value of the security portfolio increased, and unearned ESOP shares as they continue to vest. Partially offsetting these increases was the declaration of regular dividends and a special dividend and the repurchase of stock.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2017	2016
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,709	$7,623
Multi-family	833	1,427
Home equity	223	344
Construction and land	37	-
Commercial real estate	181	422
Commercial	26	41
Consumer	-	-
Total non-accrual loans	7,009	9,857

Real estate owned
One- to four-family	1,021	2,141
Multi-family	169	-
Construction and land	4,822	5,082
Commercial real estate	300	300
Total real estate owned	6,312	7,523
Valuation allowance at end of period	(1,744)	(1,405)
Total real estate owned, net	4,568	6,118
Total nonperforming assets	$11,577	$15,975

Total non-accrual loans to total loans, net	0.56%	0.84%
Total non-accrual loans to total assets	0.38%	0.55%
Total nonperforming assets to total assets	0.62%	0.89%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	As of or for the Nine Months Ended
	September 30,
	2017	2016
	(In Thousands)

Balance at beginning of period	$9,857	17,604
Additions	2,553	1,990
Transfers to real estate owned	(1,609)	(3,442)
Charge-offs	(649)	(662)
Returned to accrual status	(2,168)	(3,661)
Principal paydowns and other	(975)	(1,162)
Balance at end of period	$7,009	10,667

Total non-accrual loans decreased by $2.8 million, or 28.9%, to $7.0 million as of September 30, 2017 compared to $9.9 million as of December 31, 2016.  The ratio of non-accrual loans to total loans receivable was 0.56% at September 30, 2017 compared to 0.84% at December 31, 2016.  During the nine months ended September 30, 2017, $1.6 million in non-accrual loans were transferred to real estate owned, $649,000 in loan principal was charged off, $2.2 million in loans were returned to accrual status and approximately $975,000 in principal payments were received.  Offsetting this activity, $2.6 million in loans were placed on non-accrual status during the nine months ended September 30, 2017.

Of the $7.0 million in total non-accrual loans as of September 30, 2017, $6.6 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $2.1 million in cumulative partial net charge-offs have been recorded over the life of these loans as of September 30, 2017.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $284,000 have been recorded as of September 30, 2017.  The remaining $403,000 of non-accrual loans were reviewed on an aggregate basis and $81,000 in general valuation allowance was deemed necessary related to those loans as of September 30, 2017.   The $81,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of September 30, 2017 totaled $2.2 million, which represents 31.8% of total non-accrual loans as of that date.  These five loans are carried net of cumulative life-to-date net charge-offs of $540,000.  Aggregate specific valuation allowances with respect to these five loans total $64,000 as of September 30, 2017.

For the nine months ended September 30, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $417,000.  We received $308,000 of interest payments on such loans during the nine months ended September 30, 2017.   Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more at September 30, 2017 or December 31, 2016.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of September 30, 2017
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,747	$1,204	3,951
Multi-family	-	833	833
Home equity	48	-	48
Commercial real estate	291	37	328
	$3,086	$2,074	5,160

	As of December 31, 2016
	Accruing	Non-accruing	Total

One- to four-family	$3,296	$2,399	5,695
Multi-family	2,514	1,427	3,941
Home equity	49	97	146
Commercial real estate	295	60	355
	$6,154	$3,983	10,137

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2017	2016
	(Dollars in Thousands)

Loans past due less than 90 days	$4,052	$2,910
Loans past due 90 days or more	4,903	5,289
Total loans past due	$8,955	$8,199

Total loans past due to total loans receivable	0.71%	0.70%

Past due loans increased by $756,000, or 9.2%, to $9.0 million at September 30, 2017 from $8.2 million at December 31, 2016.  Loans past due less than 90 days increased by $1.1 million, or 39.2%.  Loans past due 90 days or more decreased by $386,000, or 7.3%, during the nine months ended September 30, 2017.   The $1.1 million increase in loans past due less than 90 days or more was primarily due to one relationship in the one-to four-family loan category.

REAL ESTATE OWNED

Total real estate owned decreased by $1.6 million, or 25.3%, to $4.6 million at September 30, 2017, compared to $6.1 million at December 31, 2016.  During the nine months ended September 30, 2017, $1.6 million was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $2.7 million.  A total of $504,000 in write downs occurred during the nine months ended September 30, 2017. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	As of or for the Nine Months Ended
	September 30,
	2017	2016
	(Dollars in Thousands)

Balance at beginning of period	$16,029	$16,185
Provision for loan losses	(1,166)	340
Charge-offs:
Mortgage
One- to four-family	1,092	801
Multi-family	92	488
Home equity	-	62
Commercial real estate	6	-
Construction and land	14	3
Consumer	-	-
Commercial	-	-
Total charge-offs	1,204	1,354
Recoveries:
Mortgage
One- to four-family	200	246
Multi-family	102	134
Home equity	21	24
Commercial real estate	1	-
Construction and land	80	58
Consumer	-	-
Commercial	-	-
Total recoveries	404	462
Net charge-offs	800	892
Allowance at end of period	$14,063	$15,633

Ratios:
Allowance for loan losses to non-accrual loans at end of period	200.64%	146.55%
Allowance for loan losses to loans receivable at end of period	1.12%	1.36%
Net charge-offs to average loans outstanding (annualized)	0.09%	0.11%
Current period provision for loan losses to net charge-offs	(145.75)%	38.12%
Net charge-offs (annualized) to beginning of the period allowance	6.67%	7.36%

At September 30, 2017, the allowance for loan losses decreased $2.0 million to $14.1 million compared to $16.0 million at December 31, 2016.  The decrease in allowance for loan losses reflects the negative provision. The negative provision recorded during the current quarter reflects the continued improvement in loan quality metrics including: non-accrual loans, loans rated substandard or watch, and loans past due.

Net charge-offs totaled $800,000, or an annualized 0.09% of average loans for the nine months ended September 30, 2017, compared to $892,000, or an annualized 0.11% of average loans for the nine months ended September 30, 2016. Of the $800,000 in charge-offs during the nine months ended September 30, 2017, a majority of the activity related to loans secured by one- to four-family residential loans.

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

During the nine months ended September 30, 2017 primary uses of cash and cash equivalents included: $1.88 billion funding loans held for sale, $85.7 million increase in loans receivable, $69.0 decrease in repurchase agreements, $23.6 million for cash dividends paid, $7.7 million decrease from fewer short-term borrowings, $6.9 million in purchases of mortgage related securities, $6.1 million in purchases of debt securities, and $5.2 million in purchases of FHLB stock.

During the nine months ended September 30, 2017, primary sources of cash and cash equivalents included: $2.03 billion in proceeds from the sale of loans held for sale, $125.0 million in proceeds from long-term FHLB debt, $25.2 million in principal repayments on mortgage related securities, $22.8 million in net income, $13.9 million from maturities of debt securities, $7.4 million increase in deposits, $6.0 million increase in advance payments by borrowers for taxes, and $3.1 million from real estate owned sales.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2017 and 2016, respectively, $92.6 million and $54.3 million of our assets were invested in cash and cash equivalents.  At September 30, 2017, cash and cash equivalents are comprised of the following: $39.3 million in cash held at the Federal Reserve Bank and other depository institutions and $53.3 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At September 30, 2017, we had $55.0 million in short-term advances from the FHLBC. Of the $55.0 million, a total of $35.0 million has a contractual maturity date of March 15, 2018 and a total of $20.0 million has a contractual maturity date of October 4, 2017. At September 30, 2017, we had $410.0 million in long term advances from the FHLBC with contractual maturity dates in 2017, 2018, 2021, and 2027.  The advances with maturity dates in 2017 and 2018 are callable quarterly until maturity.  The 2021 advance maturities have quarterly call options beginning in June 2018 and September 2018.  The 2027 advance maturities have single call options in May 2019, June 2019, and August 2019.  As an additional source of funds, we also have a repurchase agreement.  At September 30, 2017, we had $15.0 million outstanding under the repurchase agreement.  The repurchase agreement matures in November 2017.

At September 30, 2017, we had outstanding commitments to originate loans receivable of $52.9 million.  In addition, at September 30, 2017, we had unfunded commitments under construction loans of $18.3 million, unfunded commitments under business lines of credit of $17.2 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.7 million.  At September 30, 2017, certificates of deposit scheduled to mature in one year or less totaled $514.3 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At September 30, 2017, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $24.5 million.

Capital

Shareholders' equity increased by $1.2 million to $411.9 million at September 30, 2017 from December 31, 2016.  Shareholders' equity increased primarily due to net income, additional paid in capital as stock options were exercised, accumulated other comprehensive income increasing as the fair value of the security portfolio increased, and unearned ESOP shares as they continue to vest. Partially offsetting these increases was the declaration of regular dividends and a special dividend and the repurchase of stock.

The Company's Board of Directors authorized a stock repurchase program in the first quarter of 2015.  The Company authorized two stock repurchase programs in the second quarter of 2015.  These first three programs have been either fulfilled or cancelled and replaced. The Company's Board of Directors authorized a fourth stock repurchase program in the third quarter of 2015.  The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.  Repurchased shares are held by the Company as authorized but unissued shares.

As of September 30, 2017, the Company had repurchased 5,919,853 shares at an average price of $13.02 under previously approved stock repurchase plans. As of September 30, 2017, the Company is authorized to purchase up to 916,800 additional shares under the current approved stock repurchase program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At September 30, 2017, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines. See "Notes to Consolidated Financial Statements - Note 8 Regulatory Capital."

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2017 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$123,133	$123,133	$-	$-	$-
Money market and savings deposits (4)	148,607	148,607	-	-	-
Time deposit (4)	685,033	514,304	166,831	3,898	-
Bank lines of credit (4)	10,503	10,503	-	-	-
Federal Home Loan Bank advances (1)	410,000	185,000	-	100,000	125,000
Repurchase agreements (2)(4)	15,000	15,000	-	-	-
Operating leases (3)	8,364	2,824	3,061	1,312	1,167
	$1,400,640	$999,371	$169,892	$105,210	$126,167

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

Werner v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a putative collection action lawsuit that was filed on August 4, 2017 in the United States District Court for the Western District of Wisconsin, Werner et al. v. Waterstone Mortgage Corporation. Plaintiffs allege that Waterstone Mortgage Corporation violated the Fair Labor Standards Act (FLSA) by failing to pay loan officers minimum and overtime wages. The case is in the very early stages of litigation and the Court has yet to decide if the case can proceed as collective action. The Company intends to vigorously defend its interests in this matter and pursue all possible defenses against the claims. Given the early stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, nor is it able to estimate the range of any possible loss.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2017.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$52,948	$52,948	$-	$-	$-
Unused portion of home equity lines of credit (2)	14,724	14,724	-	-	-
Unused portion of construction loans (3)	18,306	18,306	-	-	-
Unused portion of business lines of credit	17,204	17,204	-	-	-
Standby letters of credit	259	259	-	-	-
Total Other Commitments	$103,441	$103,441	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of March 31, 2017
Dollar Change	$2,522	1,746	886	(1,283)
Percentage Change	4.73%	3.28	1.66	(2.41)

At September 30, 2017, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 2.51% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.89%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as disclosed below, the Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2017, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
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

Werner v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a putative collection action lawsuit that was filed on August 4, 2017 in the United States District Court for the Western District of Wisconsin, Werner et al. v. Waterstone Mortgage Corporation. Plaintiffs allege that Waterstone Mortgage Corporation violated the Fair Labor Standards Act (FLSA) by failing to pay loan officers minimum and overtime wages. The case is in the very early stages of litigation and the Court has yet to decide if the case can proceed as collective action. The Company intends to vigorously defend its interests in this matter and pursue all possible defenses against the claims. Given the early stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, nor is it able to estimate the range of any possible loss.

Item 1A. Risk Factors
There have been no changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company's monthly common stock repurchases during the third quarter of 2017:

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
July 1, 2017 - July 31, 2017	-	$-	-	989,500
August 1, 2017 - August 31, 2017	45,300	17.51	45,300	944,200
September 1, 2017 - September 30, 2017	27,768	17.53	27,400	916,800
Total	73,068	$17.52	72,700	916,800

(a)	On September 4, 2015, the Board of Directors terminated the then-existing plan and authorized the repurchase of 1,500,000 shares of common stock.
(b)
During the third quarter of 2017, the Company repurchased 368 shares for minimum tax withholding settlements on equity compensation. These purchases are included in the monthly common stock purchases table above but do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

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
Date: October 27, 2017
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: October 27, 2017
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended September 30, 2017

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X