Form 10-K
period 2017-12-31
Waterstone Financial, Inc.
filed 2018-03-06
CIK 1569994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

F O R M   1 0 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer Emerging growth company	☐ ☐	Accelerated filer	☑	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).

Yes         ☐           No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on June 30, 2017 as reported by the NASDAQ Global Select Market® was approximately $557.1 million.

As of February 28, 2018, 29,385,316 shares of the Registrant's Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 15, 2018

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2017

PART 1

Item 1.   Business

Forward-Looking Statements

This Annual report on Form 10-K may contain or incorporate by reference various forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions and verbs in the future tense. These forward-looking statements include, but are not limited to:

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

•	general economic conditions, either nationally or in our market area, including employment prospects, that are different than expected;
•	competition among depository and other financial institutions;
•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses or prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities;
•	decreased demand for our products and services;
•	changes in tax policies or assessment policies;
•	the inability of third-party provider to perform their obligations to us;
•	changes in consumer demand, spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•
cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;

•	technological changes that may be more difficult or expensive than expected;
•	the ability of third-party providers to perform their obligations to us;
•	the ability of the U.S. Government to manage federal debt limits;
•	significant increases in our loan losses; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

See also the factors regarding future operations discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" below.

Waterstone Financial, Inc.

Waterstone Financial, Inc., a Maryland corporation ("New Waterstone"), was organized in June 2013.  Upon completion of the mutual-to-stock conversion of Lamplighter Financial, MHC in January 2014, New Waterstone became the holding company of WaterStone Bank SSB and succeeded to all of the business and operations of Waterstone Financial, Inc., a Federal corporation ("Waterstone-Federal") and each of Waterstone-Federal and Lamplighter Financial, MHC ceased to exist.  In this report, we refer to WaterStone Bank SSB, our wholly owned subsidiary, both before and after the reorganization, as "WaterStone Bank" or the "Bank."

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

The Company maintains a website at www.wsbonline.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials as soon as is reasonably practical after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access those reports by following the links under "Investors" at the Company's website. Information on this website is not and should not be considered a part of this document.

Waterstone Financial's executive offices are located at 11200 West Plank Court, Wauwatosa, Wisconsin 53226, and its telephone number at this address is (414) 761-1000.

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation, which had 81 offices in 24 states as of December 31, 2017.

WaterStone Bank conducts its community banking business from 11 banking offices located in Milwaukee, Washington and Waukesha counties, Wisconsin, as well as a loan production office in Minneapolis, Minnesota. WaterStone Bank's principal lending activity is originating one- to four-family, multi-family residential, and commercial real estate loans for retention in its portfolio. At December 31, 2017, such loans comprised 34.0%, 44.8%, and 15.2%, respectively, of WaterStone Bank's loan portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances. Our deposit offerings include certificates of deposit, money market savings accounts, transaction deposit accounts, non-interest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds, municipal obligations, and other debt securities.

WaterStone Bank is subject to comprehensive regulation and examination by the Wisconsin Department of Financial Institutions (the "WDFI") and the Federal Deposit Insurance Corporation (the "FDIC").

WaterStone Bank's executive offices are located at 11200 West Plank Court, Wauwatosa, Wisconsin 53226, and its telephone number is (414) 761-1000.  Its website address is www.wsbonline.com.

WaterStone Bank's mortgage banking operations are conducted through its wholly-owned subsidiary, Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originates single-family residential real estate loans for sale into the secondary market.  Waterstone Mortgage Corporation utilizes lines of credit provided by WaterStone Bank as a primary source of funds, and also utilizes a line of credit with another financial institution as needed.  On a consolidated basis, Waterstone Mortgage Corporation originated approximately $2.46 billion in mortgage loans held for sale during the year ended December 31, 2017, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank.

Market Area

WaterStone Bank.  WaterStone Bank's market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  WaterStone Bank's primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have six branch offices in Milwaukee County, four branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2017 (the latest date for which information was publicly available), 49.5% of deposits in the State of Wisconsin were located in the seven-county Milwaukee metropolitan market and 43.9% of deposits in the State of Wisconsin were located in the three counties in which the Bank has a branch office.

WaterStone Bank's primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets. Additionally, in 2013 we opened a loan production office in Minneapolis, Minnesota, which has a primary lending market area of the Minneapolis-St. Paul, Minnesota metropolitan market.

Waterstone Mortgage Corporation.  As of December 31, 2017, Waterstone Mortgage Corporation had 15 offices in Wisconsin, 11 offices in Florida, nine offices in Pennsylvania, six offices in each of Minnesota and Ohio, three offices in each of California, Indiana, Maryland, Michigan and Texas, two offices in each of Arizona, Iowa, Illinois, Oregon, and Virginia, and one office in each of Alabama, Colorado, Delaware, Georgia, Idaho, Maine, Massachusetts, New Hampshire, and Tennessee.

Competition

WaterStone Bank.  WaterStone Bank faces competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha-West Allis metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. As of June 30, 2017, based on the FDIC annual Summary of Deposits Report, we had the tenth largest market share in our metropolitan statistical area out of 47 financial institutions, representing 1.39% of all deposits.

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

 Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain the loans that we originate, which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $439.6 million, or 34.0%, of our total loan portfolio at December 31, 2017.  Multi-family residential mortgage loans represented $578.4 million, or 44.8%, of our total loan portfolio at December 31, 2017.  We also offer construction and land loans, commercial real estate loans, home equity lines of credit and commercial loans.  At December 31, 2017, commercial real estate loans, commercial business loans, home equity loans, and land and construction loans totaled $195.8 million, $36.7 million, $21.1 million and $19.9 million, respectively.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$439,597	34.03%	$392,817	33.35%	$381,992	34.26%	$411,979	37.62%	$413,614	37.85%
Multi-family	578,440	44.77%	558,592	47.42%	547,250	49.08%	522,281	47.70%	521,597	47.75%
Home equity	21,124	1.64%	21,778	1.85%	24,326	2.18%	29,207	2.67%	35,432	3.24%
Construction and land	19,859	1.54%	18,179	1.54%	19,148	1.72%	17,081	1.56%	31,905	2.92%
Commercial real estate	195,842	15.16%	159,401	13.53%	118,820	10.66%	94,771	8.65%	71,698	6.56%
Commercial loans	36,697	2.84%	26,798	2.28%	23,037	2.07%	19,471	1.78%	18,296	1.67%
Consumer	255	0.02%	319	0.03%	361	0.03%	200	0.02%	134	0.01%

Total loans	1,291,814	100.00%	1,177,884	100.00%	1,114,934	100.00%	1,094,990	100.00%	1,092,676	100.00%

Allowance for loan losses	(14,077)		(16,029)		(16,185)		(18,706)		(24,264)

Loans, net	$1,277,737		$1,161,855		$1,098,749		$1,076,284		$1,068,412

·
Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2017. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Multi-family		Home Equity		Construction and Land
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2018	$5,550	4.90%	$23,042	4.41%	$3,197	5.18%	$2,512	4.39%
2019	9,291	5.14%	40,351	4.38%	1,597	4.88%	758	4.54%
2020	4,522	4.67%	61,227	4.33%	3,303	4.95%	134	4.75%
2021	7,349	5.07%	79,088	4.23%	2,741	5.00%	267	5.24%
2022	29,839	5.03%	95,465	4.38%	3,636	5.22%	2,472	4.28%
2023 and thereafter	383,046	4.43%	279,267	4.15%	6,650	4.42%	13,716	4.41%
Total	$439,597	4.51%	$578,440	4.25%	$21,124	4.87%	$19,859	4.41%

	Commercial Real Estate		Commercial		Consumer		Total
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2018	$6,335	4.66%	$16,138	4.59%	$103	6.21%	$56,877	4.58%
2019	16,886	4.58%	1,261	4.27%	7	5.00%	70,151	4.54%
2020	16,154	4.17%	5,369	4.35%	48	4.00%	90,757	4.34%
2021	21,445	4.24%	2,015	4.51%	59	5.13%	112,964	4.31%
2022	34,608	4.31%	3,603	4.50%	38	5.08%	169,661	4.50%
2023 and thereafter	100,414	4.21%	8,311	6.32%	-	0.00%	791,404	4.32%
Total	$195,842	4.27%	$36,697	4.92%	$255	5.34%	$1,291,814	4.37%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans
Real estate loans:
One- to four-family	$18,073	$415,974	$434,047
Multi-family	217,145	338,253	555,398
Home equity	5,407	12,520	17,927
Construction and land	13,999	3,348	17,347
Commercial	103,874	85,633	189,507
Commercial	15,254	5,305	20,559
Consumer	152	-	152
Total loans	$373,904	$861,033	$1,234,937

One- to Four-Family Residential Mortgage Loans.  One- to four-family residential mortgage loans totaled $439.6 million, or 34.0% of total loans at December 31, 2017.  One- to four-family residential mortgage loans originated for investment during the year ended December 31, 2017 totaled $117.7 million, or 37.4% of all loans originated for investment. Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our single family adjustable-rate mortgage loans generally provide for maximum annual rate adjustments of 200 basis points, with a lifetime maximum adjustment of 600 basis points.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years, and are indexed to the 12-month LIBOR rate.  Single family adjustable rate mortgage loans are originated at both our community banking segment and our mortgage banking segment.   We do not and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.  Further, prior to 2007, we did not offer indexed, adjustable-rate loans other than home equity lines of credit, and we have never offered "teaser rate" first mortgage products.

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

All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner's insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average one- to four-family first mortgage loan balance was $201,000 on December 31, 2017, and the largest outstanding balance on that date was $4.5 million, which is a consolidation loan that is collateralized by 29 properties.  A total of 78.7% of our one- to four-family loans are collateralized by properties in the state of Wisconsin.

Multi-family Real Estate Loans.  Multi-family loans totaled $578.4 million, or 44.8% of total loans at December 31, 2017. Multi-family loans originated for investment during the year ended December 31, 2017 totaled $108.4 million, or 34.4% of all loans originated for investment. These loans are generally secured by properties located in our primary market area. Our multi-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit. Multi-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a multi-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, global cash flows, and the appraised value of the underlying property. We will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees from the principals and by the owners of 20% or more of the borrower.

A multi-family borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to all guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding multi-family mortgage loan balance was $890,000 on December 31, 2017, with the largest outstanding balance at $13.7 million.  At December 31, 2017, our largest exposure to one multi-family borrower or to a related group of borrowers was $36.2 million.

Loans secured by multi-family real estate generally involve larger principal amounts than owner-occupied, one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2017, outstanding home equity loans and equity lines of credit totaled $21.1 million, or 1.6% of total loans outstanding.  At December 31, 2017, the unadvanced portion of home equity lines of credit totaled $15.0 million.  Home equity loans and lines originated for investment during the year ended December 31, 2017 totaled $5.4 million, or 1.7% of all loans originated for investment.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to 10 years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was $42,000 at December 31, 2017, with the largest outstanding balance at that date of $563,000.

Construction and Land Loans.  We originate construction loans for the acquisition of land and the construction of single-family residences, multi-family residences, and commercial real estate buildings.  At December 31, 2017, construction and land loans totaled $19.9 million, or 1.5% of total loans.  Construction and land loans originated for investment during the year ended December 31, 2017 totaled $2.3 million, or 0.7% of all loans originated for investment.  At December 31, 2017, the unadvanced portion of these construction loans totaled $17.1 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months for single-family residences although our policy is to consider construction periods as long as 12 months or more for multi-family residences and commercial buildings. At the end of the construction phase, the construction loan converts to a longer-term mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the owner-occupied residential loan balance exceeds 80% of the lesser of the appraised value or acquisition cost of the secured property. The average outstanding construction loan balance totaled $1.8 million on December 31, 2017, with the largest outstanding balance at $10.7 million.  The average outstanding land loan balance was $149,000 on December 31, 2017, and the largest outstanding balance on that date was $900,000.

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

Commercial Real Estate Loans.  Commercial real estate loans totaled $195.8 million at December 31, 2017, or 15.2% of total loans, and are made up of loans secured by office and retail buildings, industrial buildings, churches, restaurants, other retail properties and mixed use properties. Commercial real estate loans originated for investment during the year ended December 31, 2017 totaled $61.7 million, or 19.6% of all loans originated for investment. These loans are generally secured by property located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 25-30-year amortization period. In reaching a decision whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business and global cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants, if applicable. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial real estate borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2017 was $816,000, and the largest outstanding balance at that date was $8.9 million.

Commercial Loans.  Commercial loans totaled $36.7 million at December 31, 2017, or 2.8% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate. Commercial loans originated for investment during the year ended December 31, 2017 totaled $19.6 million, or 6.2% of all loans originated.

Our commercial loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain collateral levels must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2017, the unadvanced portion of working capital lines of credit totaled $16.9 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.

A commercial business borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower. The average outstanding commercial loan at December 31, 2017 was $234,000 and the largest outstanding balance on that date was $6.7 million.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge-offs and sales during the years indicated.

	As of or for the Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Total gross loans receivable and held for sale at beginning of year	$1,403,132	$1,281,450	$1,220,063
Real estate loans originated for investment:
Residential
One- to four-family	117,747	78,045	41,835
Multi-family	108,380	118,072	117,657
Home equity	5,430	5,037	7,265
Construction and land	2,270	5,878	11,085
Commercial real estate	61,684	35,443	43,138
Total real estate loans originated for investment	295,511	242,475	220,980
Consumer loans originated for investment	80	-	688
Commercial loans originated for investment	19,610	11,692	23,467
Total loans originated for investment	315,201	254,167	245,135

Principal repayments	(197,623)	(185,020)	(203,271)
Transfers to real estate owned	(2,171)	(4,590)	(15,580)
Loan principal charged-off	(1,477)	(1,607)	(6,340)
Net activity in loans held for investment	113,930	62,950	19,944

Loans originated for sale	2,458,370	2,378,926	1,986,147
Loans sold	(2,533,722)	(2,320,194)	(1,944,704)
Net activity in loans held for sale	(75,352)	58,732	41,443
Total gross loans receivable and held for sale at end of year	$1,441,710	$1,403,132	$1,281,450

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

Exclusive of our mortgage banking operations, we retain in our portfolio all of the loans that we originate. At December 31, 2017, WaterStone Bank was not servicing any loan it originated and subsequently sold to unrelated third parties. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

Loan officers, with concurrence from independent credit officers and underwriters, are authorized to approve and close any loan that qualifies under WaterStone Bank underwriting guidelines within the following lending limits:

●
A secured one- to four-family mortgage loan up to $500,000 for a borrower with total outstanding loans from us of less than $1.0 million that is independently underwritten can be approved by select loan officers.

●	A loan up to $500,000 for a borrower with total outstanding loans from us of less than $500,000 can be approved by select commercial loan officers.
●	Any secured mortgage loan ranging from $500,001 to $3,000,000 or any new loan to a borrower with outstanding loans from us exceeding $1.0 million must be approved by the Officer Loan Committee.
●	Any non-real estate loan ranging from $500,001 to $3,000,000 or any new non-real estate loan to a borrower with outstanding loans exceeding $500,000 must be approved by the Officer Loan Committee.
●
Any new loan over $3.0 million must be approved by the Officer Loan Committee and the board of directors prior to closing. Any new loan to a borrower with outstanding loans from us exceeding $10.0 million must be reviewed by the board of directors.

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

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,677	$7,623	$13,888	$23,918	$30,207
Multi-family	1,007	1,427	2,553	12,001	13,498
Home equity	107	344	437	445	1,585
Construction and land	-	-	239	401	4,195
Commercial real estate	251	422	460	947	938
Commercial	26	41	27	299	521
Consumer	-	-	-	-	17
Total non-accrual loans	6,068	9,857	17,604	38,011	50,961

Real estate owned
One- to four-family	1,330	2,141	4,610	10,896	12,980
Multi-family	-	-	209	2,210	3,040
Construction and land	4,582	5,082	5,262	5,400	6,258
Commercial real estate	300	300	300	300	385
Total real estate owned	6,212	7,523	10,381	18,806	22,663
Valuation allowance at end of period	(1,654)	(1,405)	(1,191)	(100)	-
Total real estate owned, net	4,558	6,118	9,190	18,706	22,663

Total non-performing assets	$10,626	$15,975	$26,794	$56,817	$73,624

Total non-accrual loans to total loans, net	0.47%	0.84%	1.58%	3.47%	4.66%
Total non-accrual loans to total assets	0.34%	0.55%	1.00%	2.13%	2.62%
Total non-performing assets to total assets	0.59%	0.89%	1.52%	3.18%	3.78%

All loans that meet or exceed 90 days with respect to past due principal and interest are recognized as non-accrual. Troubled debt restructurings which are still on non-accrual status either due to being past due 90 days or greater, or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above. In addition, loans which are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower fiscal review. When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered. This process generally takes place between contractual past due dates 60 and 90 days. Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral. When a loan is determined to be uncollectible, generally coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

The following table sets forth activity in our non-accrual loans for the years indicated.

	At and for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)

Balance at beginning of year	$9,857	$17,604	$38,011	$50,961	$74,668
Additions	3,149	3,114	10,165	21,585	33,488
Transfers to real estate owned	(2,171)	(4,590)	(15,580)	(16,645)	(13,552)
Charge-offs	(766)	(667)	(3,809)	(7,099)	(11,792)
Returned to accrual status	(2,716)	(4,183)	(5,824)	(4,470)	(26,005)
Principal paydowns and other	(1,285)	(1,421)	(5,359)	(6,321)	(5,846)
Balance at end of year	$6,068	$9,857	$17,604	$38,011	$50,961

Total non-accrual loans decreased by $3.8 million, or 38.4%, to $6.1 million as of December 31, 2017 compared to $9.9 million as of December 31, 2016.  The ratio of non-accrual loans to total loans receivable was 0.47% at December 31, 2017 compared to 0.84% at December 31, 2016.  During the year ended December 31, 2017, $2.2 million were transferred to real estate owned, $766,000 in loan principal was charged off, $1.3 million in principal payments were received and $2.7 million in loans were returned to accrual status. Offsetting this activity, $3.1 million in loans were placed on non-accrual status during the year ended December 31, 2017.

Of the $6.1 million in total non-accrual loans as of December 31, 2017, $5.4 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.8 million in partial charge-offs have been recorded with respect to these loans as of December 31, 2017. Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $124,000 have been recorded as of December 31, 2017.  The remaining $630,000 of non-accrual loans were reviewed on an aggregate basis and $126,000 in general valuation allowance was deemed necessary related to those loans as of December 31, 2017.   The $126,000 in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of December 31, 2017 totaled $1.9 million, which represents 31.9% of total non-accrual loans as of that date.  These five loans are carried net of cumulative life-to-date charge-offs of $15,000.  Aggregate specific valuation allowances with respect to these five loans total $6,000 as of December 31, 2017.

For the year ended December 31, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $480,000.  We received $407,000 of interest payments on such loans during the year ended December 31, 2017. Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more during the years ended December 31, 2017, 2016 or 2015.

Troubled Debt Restructurings.  The following table summarizes troubled debt restructurings by the Company's internal risk rating.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$5,035	$7,025	$14,436	$22,629	$25,258
Watch	47	3,112	3,103	3,488	4,329
Total troubled debt restructurings	$5,082	$10,137	$17,539	$26,117	$29,587

Troubled debt restructurings totaled $5.1 million at December 31, 2017, compared to $10.1 million at December 31, 2016. At December 31, 2017, $4.4 million of troubled debt restructurings, or 87.0%, were performing in accordance with their restructured terms. All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the consolidated financial statements. Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

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

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	At December 31,
	2017		2016
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)

One- to four-family	$2,740	$1,156	$3,296	$2,399
Multi-family	-	815	2,514	1,427
Home equity	47	-	49	97
Construction and land	-	-	-	-
Commercial real estate	290	34	295	60
	$3,077	$2,005	$6,154	$3,983

The following table sets forth activity in our troubled debt restructurings for the years indicated.

	At or for the Year Ended December 31,
	2017		2016
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)
Balance at beginning of year	$6,154	$3,983	$9,308	$8,231
Additions	-	-	49	-
Change in accrual status	-	-	-	-
Charge-offs	-	-	-	(207)
Returned to contractual/market terms	(3,063)	(1,756)	(2,567)	(2,780)
Transferred to real estate owned	-	-	-	(839)
Principal paydowns and other	(14)	(222)	(636)	(422)
Balance at end of period	$3,077	$2,005	$6,154	$3,983

For the year ended December 31, 2017, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their contractual terms was $347,000.  We received $313,000 of interest payments on such loans during the year ended December 31, 2017. Interest payments received on non-accrual troubled debt restructurings are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

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

Loan Delinquency.  The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2017	2016
	(Dollars in Thousands)

Loans past due less than 90 days	$1,878	$2,910
Loans past due 90 days or more	3,974	5,289
Total loans past due	$5,852	$8,199

Total loans past due to total loans receivable	0.45%	0.70%

Past due loans decreased by $2.3 million, or 28.6%, to $5.9 million at December 31, 2017 from $8.2 million at December 31, 2016.  Loans past due 90 days or more decreased by $1.3 million, or 24.9%, during the year ended December 31, 2017 and loans past due less than 90 days decreased by $1.0 million, or 35.5%.  The $1.3 million decrease in loans past due 90 days or more was primarily due to a decrease in the one- to four-family real estate loans of $1.1 million during the year ended December 31, 2017.  The $1.0 million decrease in loans past due less than 90 days was primarily due to a decrease in the one- to four-family real estate loans of $1.1 million during the year ended December 31, 2017.

Potential Problem Loans.  We define potential problem loans as substandard loans which are still accruing interest.  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2017 and 2016 were $5.5 million and $5.6 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under generally accepted accounting principles.

Real Estate Owned.

Total real estate owned decreased by $1.6 million, or 25.5%, to $4.6 million at December 31, 2017, compared to $6.1 million at December 31, 2016.  During the year ended December 31, 2017, $2.2 million was transferred from loans to real estate owned upon completion of foreclosure. During the same period, sales of real estate owned totaled $3.2 million. Write-downs totaled $514,000 during the year ended December 31, 2017.

 New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

● Applying an updated adjustment factor to an existing appraisal;

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

We owned 33 properties at December 31, 2017, compared to 30 properties as of December 31, 2016 and 69 properties at December 31, 2015.  Habitable real estate owned is managed with the intent of attracting a lessee to generate revenue. Foreclosed properties are transferred to real estate owned at estimated net realizable value, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Year
	Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)

Balance at beginning of year	$16,029	$16,185	$18,706	$24,264	$31,043
Provision for loan losses	(1,166)	380	1,965	1,150	4,532
Charge-offs:
Mortgage loans
One- to four-family	1,364	1,003	3,855	2,424	8,706
Multi-family	92	489	2,281	5,247	1,640
Home equity	-	112	72	191	630
Construction and land	14	3	84	496	1,480
Commercial real estate	7	-	45	199	160
Consumer	-	-	3	5	-
Commercial	-	-	-	293	8
Total charge-offs	1,477	1,607	6,340	8,855	12,624
Recoveries:
Mortgage loans
One- to four-family	293	811	649	1,833	957
Multi-family	208	152	992	189	258
Home equity	26	36	110	14	35
Construction and land	162	72	58	75	51
Commercial real estate	1	-	40	27	-
Consumer	1	-	5	6	6
Commercial	-	-	-	3	6
Total recoveries	691	1,071	1,854	2,147	1,313

Net charge-offs	786	536	4,486	6,708	11,311
Allowance at end of year	$14,077	$16,029	$16,185	$18,706	$24,264

Ratios:
Allowance for loan losses to non-performing loans at end of year	231.99%	162.62%	91.94%	49.21%	47.61%
Allowance for loan losses to loans outstanding at end of year	1.09%	1.36%	1.45%	1.71%	2.22%
Net charge-offs to average loans outstanding	0.06%	0.05%	0.37%	0.55%	0.94%
Current year provision for loan losses to net charge-offs	(148.35%)	70.90%	43.80%	17.14%	40.07%
Net charge-offs to beginning of the year allowance	4.90%	3.31%	23.98%	27.65%	36.44%

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

	At December 31,
	2017			2016			2015
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real Estate:
Residential
One- to four-family	$5,794	34.03%	41.16%	$7,164	33.35%	44.69%	$7,763	34.26%	47.96%
Multi-family	4,431	44.77%	31.48%	4,809	47.42%	30.00%	5,000	49.08%	30.89%
Home equity	356	1.64%	2.53%	364	1.85%	2.27%	433	2.18%	2.68%
Construction and land	949	1.54%	6.74%	1,016	1.54%	6.34%	904	1.72%	5.59%
Commercial real estate	1,881	15.16%	13.36%	1,951	13.53%	12.17%	1,680	10.66%	10.38%
Commercial	656	2.84%	4.66%	713	2.28%	4.45%	396	2.07%	2.45%
Consumer	10	0.02%	0.07%	12	0.03%	0.07%	9	0.03%	0.06%
Total allowance for loan losses	$14,077	100.00%	100.00%	$16,029	100.00%	100.00%	$16,185	100.00%	100.00%

	At December 31,
	2014			2013
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential
One- to four-family	$9,877	37.62%	52.80%	$11,549	37.85%	47.59%
Multi-family	5,358	47.70%	28.64%	7,211	47.75%	29.72%
Home equity	422	2.67%	2.26%	1,807	3.24%	7.45%
Construction and land	687	1.56%	3.67%	1,613	2.92%	6.65%
Commercial real estate	1,951	8.65%	10.43%	1,402	6.56%	5.78%
Commercial	403	1.78%	2.15%	648	1.67%	2.67%
Consumer	8	0.02%	0.04%	34	0.01%	0.14%
Total allowance for loan losses	$18,706	100.00%	100.00%	$24,264	100.00%	100.00%

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

At December 31, 2017, the allowance for loan losses was $14.1 million, compared to $16.0 million at December 31, 2016.  As of December 31, 2017, the allowance for loan losses to total loans receivable was 1.09% and  231.99% of non-performing loans, compared to 1.36%, and 162.62%, respectively at December 31, 2016.  The decrease in the allowance for loan losses during the year ended December 31, 2017 reflects a continued stabilization in both the quality of the loan portfolio as well as the overall local real estate market.  During the periods ended December 31, 2017 and 2016, we experienced a stabilization or improvement in a number of key loan-related loan quality metrics, including impaired loans, substandard loans, watch loans, charge-offs, loans contractually past due and non-accrual loans.

Net charge-offs totaled $786,000, or 0.06% of average loans for the year ended December 31, 2017, compared to $536,000, or a 0.05% of average loans for the year ended December 31, 2016.  The $250,000 increase in net charge-offs was primarily the result of an increase in charge-offs in the one- to four-family loan category offset primarily by decreases in the multi-family, home equity, and construction and land loan categories.  Net charge-offs related to loans secured by one- to four-family residential loans increased $879,000, or 457.8%, to $1.1 million for year ended December 31, 2017, as compared to $192,000 for the year ended December 31, 2016. Partially offsetting the increase, net charge-offs related to loans secured by multi-family residential loans decreased $453,000, or 134.4%, to a recovery of $116,000 for year ended December 31, 2017, as compared to $337,000 for the year ended December 31, 2016. Net charge-offs related to loans secured by home equity loans decreased $102,000, or 134.2%, to a recovery of $26,000 for year ended December 31, 2017, as compared to $76,000 for the year ended December 31, 2016.  Net charge-offs related to loans secured by construction and land loans decreased $79,000, or 114.5%, to a recovery of $148,000 for year ended December 31, 2017, as compared to a recovery of $38,000 for the year ended December 31, 2016.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate single-family residential mortgage loans for sale in the secondary market through Waterstone Mortgage Corporation.  We originated $2.46 billion in mortgage loans held for sale during the year ended December 31, 2017, which was an increase of $79.4 million, or 3.3%, from the $2.38 billion originated during the year ended December 31, 2016.   The increase in loan production volume was driven by a 12.2% increase in mortgage purchase products partially offset by a 31.6% decrease in refinance products.  The loans sold volume also increased $213.5 million to $2.53 million during the year ended December 31, 2017.  Total mortgage banking income decreased $1.0 million, or 0.8%, to $120.0 million during the year ended December 31, 2017 compared to $121.1 million during the year ended December 31, 2016. The decrease in total mortgage banking income is due in part to a decrease in margin of approximately 3.3% for the year ended December 31, 2017 compared to December 31, 2016. We sell loans on both a servicing-released and a servicing retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 88.8% of total originations during the year ended December 31, 2017, compared to 82.9% of total originations during the year ended December 31, 2016.  The mix of loan type trended slightly towards less conventional loans and more governmental loans comprising 64.5% and 35.5% of all loan originations, respectively, during the year ended December 31, 2017, compared 65.1% and 34.9% of all loan originations, respectively, during the year ended December 31, 2016.  Waterstone Mortgage Corporation originates loans in various states. The states where we originate greater than 10% of total activity are Florida, Minnesota, and Wisconsin.

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

 Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the year ended December 31, 2017, one municipal security with a total book value of $555,000 was sold at a loss of $107,000.  During the year ended December 31, 2016, no investment securities were sold.  During the year ended December 31, 2015, one municipal security with a total book value of $991,000 was sold at a gain of $44,000.

Available for Sale Portfolio

Government Sponsored Enterprise Bonds.  At December 31, 2017, our Government sponsored enterprise bonds totaled $2.5 million, all of which were issued by Fannie Mae and were classified as available for sale.  The weighted average yield on these securities was 1.18% and the weighted average remaining average life was 0.3 years at December 31, 2017.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored enterprise bond portfolio at December 31, 2017 was $3,000 less than the amortized cost of $2.5 million.

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

At December 31, 2017, mortgage-backed securities totaled $57.4 million. The mortgage-backed securities portfolio had a weighted average yield of 2.49% and a weighted average remaining life of 4.0 years at December 31, 2017. The estimated fair value of our mortgage-backed securities portfolio at December 31, 2017 was $84,000 more than the amortized cost of $57.4 million. Mortgage-backed securities valued at $2.5 million were pledged as collateral for mortgage banking activities as of December 31, 2017. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest. The relatively short weighted average remaining life of our mortgage-backed security portfolio mitigates our potential risk of loss in a rising interest rate environment.

At December 31, 2017, collateralized mortgage obligations totaled $60.5 million. At December 31, 2017, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.  The collateralized mortgage obligations portfolio had a weighted average yield of 2.24% and a weighted average remaining life of 2.9 years at December 31, 2017. The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2017 was $813,000 less than the amortized cost of $61.3 million. Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest. The relatively short weighted average remaining life of our collateralized mortgage obligation portfolio mitigates our potential risk of loss in a rising interest rate environment.

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our investment policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  At December 31, 2017, our municipal obligations portfolio totaled $63.8 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 2.85% at December 31, 2017, with a weighted average remaining life of 5.4 years.  The estimated market value of our municipal obligations bond portfolio at December 31, 2017 was $1.3 million more than the amortized cost of $62.5 million.

As of December 31, 2017, the Company identified one municipal security that was deemed to be other-than-temporarily impaired.  The security was issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company's analysis of the security in this municipality resulted in $77,000 in credit losses that were charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of December 31, 2017, the remaining impaired bond had an amortized cost of $116,000 and a total life-to-date impairment of $94,000.

Other Debt Securities.  As of December 31, 2017, we held other debt securities with a fair value of $14.5 million and amortized cost of $15.0 million.  Other debt securities consist of corporate bonds. The weighted average yield on this portfolio was 3.56% at December 31, 2017, with a weighted average remaining life of 8.8 years.

Certificates of Deposit.  At December 31, 2017, we held certificates of deposit with a fair value and amortized cost of $981,000.  The weighted average yield on these securities was 1.48% and the weighted average remaining average life was 0.5 years at December 31, 2017.  While these certificates generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.
·
Investment Securities Portfolio.

The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2017		2016		2015
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Securities available for sale:

Mortgage-backed securities	$57,351	$57,435	$72,858	$73,413	$95,911	$96,667
Collateralized mortgage obligations
Government sponsored enterprise issued	61,313	60,500	62,297	62,002	70,605	70,428
Government sponsored enterprise bonds	2,500	2,497	2,500	2,503	3,750	3,746
Municipal obligations	62,516	63,769	70,311	70,696	77,509	79,159
Other debt securities	15,005	14,525	17,399	16,950	17,401	16,963
Certificates of deposit	980	981	1,225	1,231	2,695	2,695
Total securities available for sale	$199,665	$199,707	$226,590	$226,795	$267,871	$269,658

The following table sets forth, by issuer, the amortized cost and estimated fair value of our investments in a single issuer, as of December 31, 2017, that exceeded 10% of our stockholders' equity as of that date.

	At December 31, 2017
	Amortized Cost	Fair Value
	(In Thousands)

Fannie Mae	$73,863	$73,407

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2017 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Securities available for sale:
Mortgage-backed securities	$485	4.22%	$47,618	2.38%	$2,783	2.57%	$6,465	3.15%	$57,351	2.49%
Collateralized mortgage obligations
Government sponsored enterprise issued	881	2.81%	58,316	2.24%	2,116	1.76%	-	-	61,313	2.24%
Government sponsored enterprise bonds	2,500	1.18%	-	0.00%	-	-	-	-	2,500	1.18%
Municipal obligations	6,724	1.57%	17,307	2.29%	36,309	3.30%	2,176	3.75%	62,516	2.85%
Other debt securities	-	-	5,005	2.70%	-	-	10,000	4.00%	15,005	3.56%
Certificates of deposit	980	1.48%	-	0.00%	-	-	-	-	980	1.48%
Total securities available for sale	$11,570	1.68%	$128,246	2.32%	$41,208	3.17%	$18,641	3.68%	$199,665	2.58%

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

Deposits.  A majority of our depositors are persons or businesses who work, reside, or are located in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. As of December 31, 2017, certificates of deposit comprised 71.2% of total customer deposits, and had a weighted average cost of 1.31% on that date. Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Development of our branch network and expansion of our commercial products and services and aggressively seeking lower cost savings, checking and money market accounts are expected to result in decreased reliance on higher-cost certificates of deposit.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2017 and December 31, 2016, $689.0 million and $666.6 million of our deposit accounts were certificates of deposit, of which $587.3 million and $469.3 million, respectively, had maturities of one year or less.

Deposits increased by $18.0 million, or 1.9%, from December 31, 2016 to December 31, 2017. The increase in deposits was the result of a $22.4 million, or 3.4% increase in time deposits, partially offset by a $4.4 million, or 1.6%, decrease in total transaction accounts.  The Company had no deposits obtained directly from brokers as of December 31, 2017 and December 31, 2016.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2017			2016			2015
		Average	Ending Weighted		Average	Ending Weighted		Average	Ending Weighted
	Average	Cost of	Average	Average	Cost of	Average	Average	Cost of	Average
	Balance	Funds	Yield	Balance	Funds	Yield	Balance	Funds	Yield
	(Dollars in Thousands)
Deposit type:
Demand deposits	$89,785	0.00%	0.00%	$76,016	0.00%	0.00%	$65,965	0.00%	0.00%
NOW accounts	36,716	0.08%	0.08%	34,659	0.05%	0.05%	31,295	0.06%	0.06%
Savings	62,016	0.04%	0.04%	60,084	0.04%	0.04%	60,617	0.04%	0.04%
Money market	92,519	0.40%	0.31%	92,418	0.39%	0.41%	66,738	0.25%	0.41%
Total transaction accounts	281,036	0.15%	0.12%	263,177	0.15%	0.16%	224,615	0.09%	0.15%

Certificates of deposit	671,982	1.09%	1.31%	674,310	1.03%	1.03%	640,640	0.88%	0.97%
Total deposits	$953,018	0.81%	0.97%	$937,487	0.79%	0.77%	$865,255	0.68%	0.75%

At December 31, 2017, the aggregate balance of certificates of deposit of $100,000 or more was approximately $259.4 million. The following table sets forth the maturity of those certificates at December 31, 2017.

(In Thousands)
Due in:
Three months or less	$46,043
Over three months through six months	67,422
Over six months through 12 months	111,620
Over 12 months	34,343

Total	$259,428

Borrowings.  Our borrowings at December 31, 2017 consist of $375.0 million in advances from the Federal Home Loan Bank of Chicago and $11.3 million outstanding balance in short-term repurchase agreements used to finance loans held for sale. The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2017	2016	2015
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of year	$386,285	$387,155	$441,203
Weighted average interest rate at the end of year	1.57%	2.27%	3.88%
Maximum amount of borrowings outstanding at any month end during the year	$498,103	$414,745	$474,000
Average balance outstanding during the year	$403,163	$381,803	$437,964
Weighted average interest rate during the year	2.14%	3.39%	3.94%

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

Waterstone Mortgage Corporation.  Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage banking business with offices in 24 states.  It has its own board of directors currently comprised of its President, its Chief Financial Officer, the WaterStone Bank Chief Executive Officer, Chief Financial Officer and Executive Vice President and General Counsel.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold WaterStone Bank office and retail facilities, both owned and leased.  Main Street Real Estate Holdings, LLC currently conducts real estate broker activities limited to real estate owned.

Personnel

As of December 31, 2017, we had 927 full-time equivalent employees.  A total of 178 are WaterStone Bank employees and 749 are employees of Waterstone Mortgage Corporation.  Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of the savings bank's capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 15% of capital and additional 10% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank's capital, subject to certain conditions. At December 31, 2017, WaterStone Bank did not have any loans which exceeded the "loans-to-one borrower" limitations.

In addition, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2017, WaterStone Bank maintained 86.1% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

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

The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

●	for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;
●	for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%;
●	for loans for the construction of commercial, over four-family or other non-residential property, the supervisory limit is 80%;
●	for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and
●
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

The Federal Deposit Insurance Corporation imposes an assessment against all insured depository institutions. An institution's assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with less risky institutions paying lower rates.  Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years.  That system was effective July 1, 2016 and replaces a system under which each institution was assigned to a risk category.  Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution's total assets less tangible capital.  The current scale, also effective July 1, 2016, is a reduction from the previous range of 2.5 to 45 basis points.  The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.  The existing system represents a change, required by the Dodd-Frank Act, from  the Federal Deposit Insurance Corporation's prior practice of basing the assessment on an institution's aggregate deposits.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 0.54 basis points of total assets less tangible capital.

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank's capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At December 31, 2017 and 2016, WaterStone Bank's capital to assets ratio, as calculated under Wisconsin law, was 21.44% and 20.90%, respectively.

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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For the 2017 calendar year, the capital conservation buffer was 1.25%.  It increased to 1.875% on January 1, 2018.

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

At December 31, 2017, WaterStone Bank was considered well-capitalized with a common equity Tier 1 ratio of 27.92%, Tier 1 leverage ratio of 21.10%, a Tier 1 risk-based ratio of 27.92% and a total risk based capital ratio of 28.93%.

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

Information with respect to regulation regarding dividends declared and paid by Waterstone Financial is disclosed under "Holding Company Dividends."

Liquidity and Reserves
Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank's average daily balance of net withdrawable accounts plus short-term borrowings (the "Required Liquidity Ratio"). At December 31, 2017, WaterStone Bank's Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of "primary liquid assets," which are defined to include securities issued by the United States Government, United States Government agencies, or the state of Wisconsin or a subdivision thereof, and cash. At December 31, 2017, WaterStone Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2017, a depository institution was required to maintain average daily reserves equal to 3% on the first $115.1 million of transaction accounts, plus 10% of that portion of total transaction accounts in excess of $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) was exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve Board and increased to a threshold of $122.3 million and an exemption of $16.0 million for 2018. Savings institutions have authority to borrow from the Federal Reserve's "discount window," but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. As of December 31, 2017, WaterStone Bank met its Regulation D reserve requirements.

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

An exception to this requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank. Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences. Effective April 1, 2006, this program was discontinued for new loan originations. Under the terms of the discontinued program, the employee interest rate is based on the Bank's cost of funds on December 31st of the immediately preceding year and is adjusted annually. At December 31, 2017, the rate of interest on an employee rate mortgage loan was 1.19%, compared to the weighted average rate of 4.29% on all single family mortgage loans. This rate decreased to 1.06% effective March 1, 2018. Employee rate mortgage loans totaled $1.2 million, or 0.3%, of our residential mortgage loan portfolio on December 31, 2017.

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

Examinations and Assessments

WaterStone Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC.   Federal regulations require annual on-site examinations for all depository institutions except certain well-capitalized and highly rated institutions with assets of less than $1 billion which are examined every 18 months.  WaterStone Bank is required to pay examination fees and annual assessments to fund its supervision.

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

WaterStone Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $16.9 million at December 31, 2017.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At December 31, 2017, WaterStone Bank had $375.0 million in advances from the Federal Home Loan Bank of Chicago.

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

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements, although bank holding companies have been. The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries.  The final capital rule discussed above implemented the consolidated capital requirements for bank and savings and loan holding companies (of greater than $1 billion in consolidated assets), effective January 1, 2015.  Waterstone Financial's consolidated capital exceeded the minimum requirements as of December 31, 2017.

The Dodd-Frank Act extended the "source of strength" doctrine to savings and loan holding companies. The Federal Reserve Board promulgated regulations implementing the "source of strength" policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a proposed dividend or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Waterstone Financial to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Holding Company Dividends

Waterstone Financial will not be permitted to pay dividends on its common stock if its stockholders' equity would be reduced below the amount of the liquidation account established by Waterstone Financial in connection with the conversion.  The source of dividends will depend on the net proceeds retained by Waterstone Financial and earnings thereon, and dividends from WaterStone Bank.  In addition, Waterstone Financial will be subject to relevant state corporate law limitations and federal bank regulatory policy on the payment of dividends. Maryland law, which is the state of Waterstone Financial's incorporation, generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation's total assets would be less than the corporation's total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2017, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Waterstone Financial is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a "bank" for tax purposes. At December 31, 2017, our total federal pre-base year bad debt reserve was approximately $16.7 million.

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

The Company is no longer subject to state income tax examinations by certain state tax authorities for years before 2013.

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

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower's ability to repay a mortgage. Loans that meet this "qualified mortgage" definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau's rule, a "qualified mortgage" loan must not contain certain specified features, including:

●	excessive upfront points and fees (those exceeding 3% of the total loan amount, less "bona fide discount points" for prime loans);
●	interest-only payments;
●	negative-amortization; and
●	terms longer than 30 years

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

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain skilled people. Competition for the best people in most activities engaged in by us can be intense, and we may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

Loss of key employees may disrupt relationships with certain customers.

Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationship with our key personnel is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

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
Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks' reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

The Community Reinvestment Act ("CRA"), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution's performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by recent changes in U.S. tax laws.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.  The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments.  If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.  The mortgage banking originations may be adversely impacted as a result of changing economics of home ownership, which could also reduce profitability of our business, financial condition and results of operations.

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

 Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

●	difficulty in estimating the value of the target company;
●	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
●	potential exposure to unknown or contingent tax or other liabilities of the target company;
●	exposure to potential asset quality problems of the target company;
●	potential volatility in reported income associated with goodwill impairment losses;
●	difficulty and expense of integrating the operations and personnel of the target company;
●	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;
●	potential disruption to our business;
●	potential diversion of our management's time and attention;
●	the possible loss of key employees and customers of the target company; and
●	potential changes in banking or tax laws or regulations that may affect the target company.
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

We are subject to environmental liability risk associated with lending activities.

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

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

We operate from our corporate center, our 11 full-service banking offices, our drive-through office and 11 automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin. In addition, we operate a loan production office in Minneapolis, Minnesota. The net book value of our premises, land, equipment and leasehold improvements was $22.9 million at December 31, 2017. The following table sets forth information with respect to our corporate center and our full-service banking offices as of February 22, 2018.

Corporate Center 11200 West Plank Court Wauwatosa, Wisconsin 53226	Wauwatosa 7500 West State Street Wauwatosa, Wisconsin 53213	Brookfield (1) 17495 W Capitol Dr. Brookfield, Wisconsin 53045

Franklin/Hales Corners 6555 South 108th Street Franklin, Wisconsin 53132	Germantown/Menomonee Falls W188N9820 Appleton Avenue Germantown, Wisconsin 53022	Oak Creek 6560 South 27th Street Oak Creek, Wisconsin 53154

Oconomowoc/Lake Country (1) 1233 Corporate Center Drive Oconomowoc, Wisconsin 53066	Pewaukee 1230 George Towne Drive Pewaukee, Wisconsin 53072	Waukesha/Brookfield 21505 East Moreland Blvd. Waukesha, Wisconsin 53186

West Allis 10101 West Greenfield Avenue West Allis, Wisconsin 53214	Fox Point 8607 North Port Washington Road Fox Point, Wisconsin 53217	Greenfield 5000 West Loomis Road Greenfield, Wisconsin 53220

Commercial Real Estate Loan Production Office (1) 701 Washington Avenue N Suite 525 Minneapolis, Minnesota 55401
(1)	Leased property

In addition to our banking offices, as of December 31, 2017, our mortgage banking operation had 15 offices in Wisconsin, 11 offices in Florida, nine offices in Pennsylvania, six offices in each of Minnesota and Ohio, three offices in each of California, Indiana, Maryland, Michigan and Texas, two offices in each of Arizona, Iowa, Illinois, Oregon, and Virginia, and one office in each of Alabama, Colorado, Delaware, Georgia, Idaho, Maine, Massachusetts, New Hampshire, and Tennessee.

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

Herrington et al. v. Waterstone Mortgage Corporation

                 Waterstone Mortgage Corporation is a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington, plus post-judgment interest. On February 12, 2018, the District Court awarded post-arbitration fees and costs of approximately $98,000. The judgment is currently being appealed to the Seventh Circuit Court of Appeals, and execution of the judgment is stayed pending appeal. If the judgment is upheld, the Company has estimated that the award, which includes attorney's fees, costs, and interest, could be as high as $11 million. Waterstone Mortgage Corporation will continue to vigorously defend its interests in this matter, including pursuing appropriate appellate processes to challenge the judgment. Although the Company believes there is a basis for appeal, there remains a reasonable possibility that the Court's judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $11 million. Given the pending appeal, we do not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

Werner et al. v. Waterstone Mortgage Corporation

          Waterstone Mortgage Corporation is a defendant in a putative collection action lawsuit that was filed on August 4, 2017 in the United States District Court for the Western District of Wisconsin, Werner et al. v. Waterstone Mortgage Corporation. Plaintiffs allege that Waterstone Mortgage Corporation violated the Fair Labor Standards Act (FLSA) by failing to pay loan officers minimum and overtime wages. The case in the early stages of litigation. On October 26, 2017, Plaintiffs moved for conditional certification and to provide notice to the putative class. On February 9, 2018, the Court denied Plaintiffs' motion for conditional certification and notice. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims.  Given the early stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, or is it able to estimate the range of any possible loss.

Item 4.   Mine Safety Disclosures

Not applicable

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Our shares of common stock are traded on the NASDAQ Global Select Market® under the symbol WSBF.  The approximate number of shareholders of record of Waterstone common stock as of February 28, 2018 was 1,700.  On that same date there were 29,385,316 shares of common stock issued and outstanding.

The Company did not make any monthly common stock repurchases during the fourth quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
October 1, 2017 - October 31, 2017	-	$-	-	916,800
November 1, 2017 - November 30, 2017	-	-	-	916,800
December 1, 2017 - December 31, 2017	-	-	-	916,800

Total	-	$-	-	916,800

(a) On September 4, 2015, the Board of Directors terminated its existing repurchase plan and authorized the repurchase of 1,500,000 shares of common stock.

The following table presents the high and low quarterly trading prices and dividends declared for Waterstone Financial's common stock for the years ended December 31, 2017 and 2016.

	2017
	High	Low	Dividends Declared
1st Quarter	$19.20	$17.40	$0.12
2nd Quarter	20.05	17.45	0.62
3rd Quarter	19.80	17.45	0.12
4th Quarter	19.95	17.05	0.12

	2016
	High	Low	Dividends Declared
1st Quarter	$14.12	$13.42	$0.05
2nd Quarter	15.33	13.69	0.08
3rd Quarter	17.08	15.15	0.08
4th Quarter	19.20	16.50	0.12

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

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the SNL Thrift NASDAQ Index and the Russell 2000. The graph assumes $100 was invested on December 31, 2012, in Waterstone Financial, Inc. common stock and each of those indices.

Waterstone Financial, Inc.

Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Waterstone Financial, Inc.	100.00	142.31	187.51	204.14	270.99	264.44
SNL Thrift NASDAQ index	100.00	126.80	140.44	160.48	204.03	202.08
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58

Item 6.   Selected Financial Data

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

	At or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, except per share amounts)

Selected Financial Condition Data:
Total assets	$1,806,401	$1,790,619	$1,762,729	$1,783,380	$1,947,039
Cash and cash equivalents	48,607	47,217	100,471	172,820	429,169
Securities available for sale	199,707	226,795	269,658	273,443	213,418
Loans held for sale	149,896	225,248	166,516	125,073	97,021
Loans receivable	1,291,814	1,177,884	1,114,934	1,094,990	1,092,676
Allowance for loan losses	14,077	16,029	16,185	18,706	24,264
Loans receivable, net	1,277,737	1,161,855	1,098,749	1,076,284	1,068,412
Real estate owned, net	4,558	6,118	9,190	18,706	22,663
Deposits	967,380	949,411	893,361	863,960	1,244,741
Borrowings	386,285	387,155	441,203	434,000	455,197
Total shareholders' equity	412,104	410,690	391,930	450,237	214,472

Selected Operating Data:
Interest income	$67,095	$63,736	$61,963	$63,634	$62,864
Interest expense	16,362	20,292	23,119	22,327	23,658
Net interest income	50,733	43,444	38,844	41,307	39,206
Provision for loan losses	(1,166)	380	1,965	1,150	4,532
Net interest income after provision for loan losses	51,899	43,064	36,879	40,157	34,674
Noninterest income	124,413	126,365	104,474	84,568	87,799
Noninterest expense	131,879	127,435	115,534	104,818	99,144
Income before income taxes	44,433	41,994	25,819	19,907	23,329
Provision for income taxes (benefit)	18,469	16,462	9,249	7,175	8,621

Net income	$25,964	$25,532	$16,570	$12,732	$14,708

Per common share:
Income per share - basic	$0.95	$0.94	$0.57	$0.38	$0.43
Income per share - diluted	$0.93	$0.93	$0.56	$0.38	$0.43
Book value	$13.97	$13.95	$13.33	$13.08	$6.84
Dividends declared	$0.98	$0.33	$0.20	$0.20	N/A

	At or for the Year Ended December 31,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	1.43%	1.45%	0.94%	0.71%	0.90%
Return on average equity	6.32	6.33	3.99	2.89	7.01
Interest rate spread (1)	2.69	2.27	1.91	2.03	2.36
Net interest margin (2)	3.00	2.64	2.36	2.44	2.56
Noninterest expense to average assets	7.29	7.24	6.58	5.82	6.05
Efficiency ratio (3)	75.30	75.05	80.61	83.27	78.31
Average interest-earning assets to average interest-bearing liabilities	131.86	130.56	131.54	139.98	113.96
Dividend payout ratio (4)	103.16	27.66	35.20	52.48	N/A

Capital Ratios:
Waterstone Financial, Inc.:
Equity to total assets at end of period	22.81%	22.94%	22.23%	25.25%	11.02%
Average equity to average assets	22.70	22.90	23.62	24.51	12.82
Total capital to risk-weighted assets	30.75	32.23	33.41	41.25	N/A
Tier 1 capital to risk-weighted assets	29.74	31.02	32.16	39.99	N/A
Common equity tier 1 capital to risk-weighted assets	29.74	31.02	32.16	N/A	N/A
Tier 1 capital to average assets	22.43	23.20	22.20	24.80	N/A
WaterStone Bank:
Total capital to risk-weighted assets	28.93	29.50	30.92	31.98	21.67
Tier I capital to risk-weighted assets	27.92	28.29	29.67	30.73	20.41
Common equity tier 1 capital to risk-weighted assets	27.92	28.29	29.67	N/A	N/A
Tier I capital to average assets	21.10	21.17	20.45	19.04	12.48

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.09%	1.36%	1.45%	1.71%	2.22%
Allowance for loan losses as a percent of non-performing loans	231.99	162.62	91.94	49.21	47.61
Net charge-offs to average outstanding loans during the period	0.06	0.05	0.37	0.55	0.94
Non-performing loans as a percent of total loans	0.47	0.84	1.58	3.47	4.66
Non-performing assets as a percent of total assets	0.59	0.89	1.52	3.18	3.78

Other Data:
Number of full-service banking offices	11	11	11	9	8
Number of full-time equivalent employees	927	895	770	731	849

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
N/A - Not applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the years ended December 31, 2017, 2016, and 2015 and the financial condition as of December 31, 2017 compared to the financial condition as of December 31, 2016.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the years ended December 31, 2017, 2016, and 2015, which focuses on noninterest income and noninterest expenses.  We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

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

Allowance for Loan Losses. WaterStone Bank establishes valuation allowances on loans deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that WaterStone Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral (specific component).  The Company recognizes the change in present value of expected future cash flows on impaired loans attributable to the passage of time as bad debt expense.  On an ongoing basis, at least quarterly for financial reporting purposes, the fair value of collateral dependent impaired loans and real estate owned is determined or reaffirmed by the following procedures:

●	Obtaining updated real estate appraisals or performing updated discounted cash flow analysis;
●	Confirming that the physical condition of the real estate has not significantly changed since the last valuation date;
●	Comparing the estimated current book value to that of updated sales values experienced on similar real estate owned;
●	Comparing the estimated current book value to that of updated values seen on more current appraisals of similar properties; and
●	Comparing the estimated current book value to that of updated listed sales prices on our real estate owned and that of similar properties (not owned by the Company).

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

Comparison of Consolidated Waterstone Financial, Inc. Financial Condition at December 31, 2017 and at December 31, 2016

Total Assets.  Total assets increased by $15.8 million, or 0.9%, to $1.81 billion at December 31, 2017 from $1.79 billion at December 31, 2016.  The increase in total assets primarily reflects an increase in loans receivable partially offset by reductions in loans held for sale and securities available for sale. Funding needed for loan originations was provided by deposits and additional long-term FHLB borrowings in 2017.

Cash and Cash Equivalents.  Cash and cash equivalents increased $1.4 million to $48.6 million at December 31, 2017 from $47.2 million at December 31, 2016.  The increase in cash and cash equivalents primarily reflects the decrease in securities available for sale and loans held for sale. Offsetting those decreases was the cash used to fund loans held for investment, purchase bank owned life insurance, and repurchase shares since December 31, 2016.

Securities Available for Sale. Securities available for sale decreased by $27.1 million to $199.7 million at December 31, 2017 from $226.8 million at December 31, 2016.  The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases during the year.

Loans Held for Sale.  Loans held for sale decreased $75.4 million, or 33.5%, to $149.9 million at December 31, 2017 from $225.2 million at December 31, 2016.  The decrease was related to decreased fourth quarter funding volumes at our mortgage subsidiary compared to the fourth quarter of 2016. Loan sales exceeded loan fundings for the year ended December 31, 2017.

Loans Receivable.  Loans receivable held for investment increased $113.9 million to $1.29 billion at December 31, 2017. The increase in total loans receivable was primarily attributable to increases in the one- to four-family, multi-family, commercial real estate, commercial, and construction and land loan categories.   Offsetting those increases, the home equity and consumer categories decreased slightly.

Allowance for Loan Losses.  The allowance for loan losses decreased $2.0 million to $14.1 million at December 31, 2017 from $16.0 million at December 31, 2016.  The decrease primarily resulted from the negative provision due to improvement of key loan quality metrics decreasing the allowance related to the loans collectively and specifically reviewed. The overall decrease compared to the balance at December 31, 2016 occurred in all categories and primarily related to the one- to four-family and multi-family categories.  See Note 3 of our consolidated financial statements for further discussion on the allowance for loan losses.

Federal Home Loan Bank stock. Total Federal Home Loan Bank stock increased $3.6 million to $16.9 million at December 31, 2017.  During the year ended December 31, 2017, $9.7 million of stock was purchased when entering into new short-term and long-term FHLB borrowings.  A total of $6.1 million of stock was sold as short-term FHLB borrowings matured and our ownership requirement decreased accordingly.

Cash Surrender Value of Life Insurance.  Total cash surrender value of life insurance increased $4.5 million, or 7.3%, from December 31, 2016.  During the year ended December 31, 2017, the Company purchased a $2.5 million bank owned life insurance policy, along with continued earnings aiding in increasing the policy values and annual premiums paid.

Real Estate Owned.  Total real estate owned decreased by $1.6 million, or 25.5%, to $4.6 million at December 31, 2017, compared to $6.1 million at December 31, 2016.  During the year ended December 31, 2017, $2.2 million was transferred from loans to real estate owned upon completion of foreclosure. During the same period, sales of real estate owned totaled $3.2 million.  Write-downs totaled $514,000 during the year ended December 31, 2017.

Deposits.  Deposits increased by $18.0 million to $967.4 million at December 31, 2017, from $949.4 million at December 31, 2016.  The increase was driven by an increase of $22.4 million in time deposits and a $9.2 million increase in demand deposits offset by a decrease of $13.7 million in money market and savings deposits.

Borrowings.  Total borrowings decreased $1.0 million to $386.3 million at December 31, 2017, from $387.2 million at December 31, 2016.  The Company borrowed additional FHLB advances to replace the FHLB advances and repurchase agreements that  matured. External short term borrowings at the mortgage banking segment increased a total of $3.1 million at December 31, 2017 from December 31, 2016 to fund loans held for sale.

Other Liabilities.  Other liabilities decreased $2.9 million at December 31, 2017 compared to December 31, 2016.   The decrease related to fewer outstanding checks related to real estate tax obligations paid in the fourth quarter.

Shareholders' Equity.  Shareholders' equity increased by $1.4 million, or 0.3%, to $412.1 million at December 31, 2017 from $410.7 million at December 31, 2016.  The increase in shareholders' equity was primarily due to net income, additional paid in capital as stock options were exercised, and the vesting of ESOP shares. These increases were partially offset by the repurchase of stock, regular and special dividends declared, along with accumulated other comprehensive income decreasing as the fair value of the security portfolio decreased.

Comparison of Community Banking Segment Operations for the Years Ended December 31, 2017 and 2016

Net income from our community banking segment for the year ended December 31, 2017 totaled $16.4 million compared to net income of $14.0 million for the year ended December 31, 2016.  Net interest income increased $7.7 million to $50.6 million for the year ended December 31, 2017 compared to $42.9 million for the year ended December 31, 2016 due to an increase in average loan balances and a reduction in our overall cost of funding.  The long-term borrowings that matured during 2017 and 2016 were replaced with a lower cost mix of funding, including long and short-term borrowings and deposits raised through our retail network.  Provision for loan losses decreased $1.5 million as asset quality metrics continued to improve. Noninterest income decreased $677,000 for the year ended December 31, 2017 as loan prepayment fees decreased and there was a $107,000 loss on sale of securities partially offset by an increase in the cash surrender value of life insurance.

Compensation, payroll taxes, and other employee benefits expense increased $303,000 to $17.5 million primarily due to increases in salary expense along with an increase in ESOP expense, offset by a decrease in health insurance cost. FDIC premiums and real estate owned expense decreased as asset quality improved and we experienced a reduction of foreclosed properties.  Occupancy, office furniture, and equipment decreased due primarily to lower depreciation expense. Those decreases were partially offset by an increase in other noninterest expense resulting from an increase in loan originations.

Income tax expense increased $5.2 million to $12.2 million for the year ended December 31, 2017. The increase was primarily due to higher pretax income and the deferred tax revaluation. As a result of The Tax Cuts and Jobs Act that was enacted into law on December 22, 2017, the Company revalued its net deferred tax asset to reflect the reduction in its federal corporate income tax rate from 35% to 21%. This revaluation resulted in a one-time income tax expense of approximately $2.7 million during the fourth quarter of 2017.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2017 and 2016

Net income from our mortgage banking segment for the year ended December 31, 2017 totaled $9.6 million compared to net income of $12.3 million for the year ended December 31, 2016.  We originated $2.46 billion in mortgage loans held for sale during the year ended December 31, 2017, which was an increase of $79.4 million, or 3.3%, from the $2.38 billion originated during the year ended December 31, 2016. The increase in loan production volume was driven by a 12.2% increase in mortgage purchase products offset by a 31.6% decrease in refinance products. The loans sold volume also increased $213.5 million to $2.53 million during the year ended December 31, 2017. Total mortgage banking income decreased $1.0 million, or 0.8%, to $120.0 million during the year ended December 31, 2017 compared to $121.1 million during the year ended December 31, 2016.  Margins decreased approximately 3.3% for the year ended December 31, 2017 compared to December 31, 2016.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 88.8% of total originations during the year ended December 31, 2017, compared to 82.9% of total originations during the year ended December 31, 2016.  The mix of loan type trended slightly towards more governmental loans and less conventional loans comprising 35.5% and 64.5% of all loan originations, respectively, during the year ended December 31, 2017, compared 34.9% and 65.1% of all loan originations, respectively, during the year ended December 31, 2016.

During the year ended December 31, 2017, mortgage servicing rights related to $295.1 million in loans receivable with a book value of $2.3 million were sold at a gain of $178,000.  During the year ended December 31, 2016, no mortgage servicing rights were sold.

Total compensation, payroll taxes and other employee benefits increased $1.8 million, or 2.3%, to $80.1 million for the year ended December 31, 2017 compared to $78.3 million for the year ended December 31, 2016.  The increase in compensation within our mortgage banking segment correlated to the increase in loan production due to the commission-based compensation structure in place for our mortgage banking loan officers along with the additional branches brought on during the year. Occupancy, office furniture, and equipment expense increased as we added branches during the year. Other noninterest expense increased $1.4 million to $19.0 million as volume-based expenses increased and profitability at the branches decreased.

Comparison of Consolidated Waterstone Financial, Inc. Results of Operations for the Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016
	(Dollars in Thousands, except per share amounts)

Net income	$25,964	25,532
Earnings per share - basic	0.95	0.94
Earnings per share - diluted	0.93	0.93
Return on assets	1.43%	1.45%
Return on equity	6.32%	6.33%

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

	Years Ended December 31,
	2017			2016			2015
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable and held for sale	$1,369,072	60,824	4.44%	$1,291,955	57,185	4.43%	$1,214,691	55,175	4.54%
Mortgage related securities (2)	123,972	2,646	2.13%	153,980	3,048	1.98%	169,182	3,229	1.91%
Debt securities, federal funds sold and short-term investments (2)(3)	198,962	4,317	2.17%	198,475	4,317	2.18%	264,398	4,489	1.70%
Total interest-earning assets	1,692,006	67,787	4.01%	1,644,410	64,550	3.93%	1,648,271	62,893	3.82%
Noninterest-earning assets	118,228			116,826			107,954
Total assets	$1,810,234			$1,761,236			$1,756,225
Interest-bearing liabilities:
Demand accounts	$36,716	28	0.08%	$34,659	19	0.05%	$31,295	20	0.06%
Money market and savings accounts	171,307	401	0.23%	168,775	392	0.23%	143,174	197	0.14%
Certificates of deposit	671,982	7,310	1.09%	674,310	6,953	1.03%	640,640	5,662	0.88%
Total interest-bearing deposits	880,005	7,739	0.88%	877,744	7,364	0.84%	815,109	5,879	0.72%
Borrowings	403,163	8,623	2.14%	381,803	12,928	3.39%	437,964	17,240	3.94%
Total interest-bearing liabilities	1,283,168	16,362	1.28%	1,259,547	20,292	1.61%	1,253,073	23,119	1.84%

Noninterest-bearing liabilities
Non-interest bearing deposits	89,785			76,016			65,965
Other non-interest bearing liabilities	26,345			22,426			22,282
Total non-interest bearing liabilities	116,130			98,442			88,247
Total liabilities	1,399,298			1,357,989			1,341,320
Equity	410,936			403,247			414,905
Total liabilities and equity	$1,810,234			$1,761,236			$1,756,225
Net interest income / Net interest rate spread (4)		51,425	2.73%		44,258	2.32%		39,774	1.98%
Less: taxable equivalent adjustment		692	0.04%		814	0.05%		930	0.07%
Net interest income / Net interest rate spread, as reported		50,733	2.69%		43,444	2.27%		38,844	1.91%
Net interest-earning assets (5)	$408,838			$384,863			$395,198
Net interest margin (6)			3.00%			2.64%			2.36%
Tax equivalent effect			0.04%			0.05%			0.05%
Net interest margin on a fully tax equivalent basis			3.04%			2.69%			2.41%
Average interest-earning assets to average interest-bearing liabilities	131.86%			130.56%			131.54%

(1)    Includes net deferred loan fee amortization income of $689,000, $720,000 and $573,000 for the years ended
       December 31, 2017, 2016 and 2015, respectively.
(2)    Average balance of available for sale securities is based on amortized historical cost.
(3)
Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.82%, 1.76%, and 1.35% for the years ended December 31, 2017, 2016, and 2015, respectively.

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

	Years Ended December 31,			Years Ended December 31,
	2017 versus 2016			2016 versus 2015
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale(1) (2)	$3,513	$126	$3,639	$3,446	$(1,436)	$2,010
Mortgage related securities(3)	(622)	220	(402)	(298)	117	(181)
Other interest-earning assets(3) (4)	14	(14)	-	(1,267)	1,095	(172)
Total interest-earning assets	2,905	332	3,237	1,881	(224)	1,657

Interest expense:
Demand accounts	1	8	9	2	(3)	(1)
Money market and savings accounts	9	-	9	27	168	195
Certificates of deposit	(25)	382	357	275	1,016	1,291
Total interest-bearing deposits	(15)	390	375	304	1,181	1,485
Borrowings	770	(5,075)	(4,305)	(2,063)	(2,249)	(4,312)

Total interest-bearing liabilities	755	(4,685)	(3,930)	(1,759)	(1,068)	(2,827)
Net change in net interest income	$2,150	$5,017	$7,167	$3,640	$844	$4,484

(1)	Includes net deferred loan fee amortization income of $689,000, $720,000 and $573,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Net Interest Income

Net interest income increased $7.3 million, or 16.8%, to $50.7 million during the year ended December 31, 2017 compared to $43.4 million during the year ended December 31, 2016.

·
Interest income on loans increased $3.6 million due to an increase in average balance of $77.1 million and a one basis point increase in average yield on loans.  The increase in average loan balance was driven by a $98.7 million increase in the average balance of loans held in portfolio partially offset by a decrease in the average balance of loans held for sale of $21.6 million.

·
Interest income from mortgage related securities decreased $402,000 year over year due to a $30.0 million decrease in average balance as securities have paid down and less purchases have occurred to replace those securities as those funds were used to support loan growth.

·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased due to a six basis point increase in the average yield. The increase in average yield was driven by a 75 basis point increase in the Federal Funds rate since December 2016.  The average balance remained relatively flat at $199.0 million. Municipal securities that matured during the year and were not replaced due to market conditions.  Those funds were primarily held in a cash account.

·
Interest expense on time deposits increased $357,000 primarily due to a six basis point increase in the average cost of funds, as maturing time deposits have repriced, or have been replaced at a higher rate in the current competitive market.  Partially offsetting the increase in rate, the average balance of time deposits decreased $2.3 million for the year ended December 31, 2017.

·
Interest expense on money market and savings accounts increased $9,000 due to an increase in average balance. The increase in volume reflects the Company's strategy to remain competitive and grow this segment of retail funds.

·
Interest expense on borrowings decreased $4.3 million due to a decrease in the average cost of borrowings that resulted from the maturity and replacement of fixed rate borrowings.  The average cost of borrowings totaled 2.14% during the year ended December 31, 2017, compared to 3.39% during the year ended December 31, 2016.

Provision for Loan Losses

Our provision for loan losses decreased $1.5 million, to a negative provision of $1.2 million during the year ended December 31, 2017, from a provision of $380,000 during the year ended December 31, 2016. The negative provision recorded during the current year period reflects the continued improvement in loan quality metrics including: non-accrual loans, loans rated substandard or watch, and loans past due.

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

Noninterest Income
	Years Ended December 31,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$1,625	2,232	(607)	-27.2%
Increase in cash surrender value of life insurance	1,807	1,767	40	2.3%
Mortgage banking income	120,044	121,069	(1,025)	-0.8%
Loss on sale of available for sale securities	(107)	-	(107)	N/	M
Other	1,044	1,297	(253)	(19.5%)
Total noninterest income	$124,413	126,365	(1,952)	(1.5%)
N/M - Not meaningful

Total noninterest income decreased $2.0 million, or 1.5%, to $124.4 million during the year ended December 31, 2017 compared to $126.4 million during the year ended December 31, 2016.  The decrease resulted primarily from a decrease in mortgage banking income and a decrease in service charges on loans and deposits.

·
The decrease in mortgage banking income was the result of an decrease in margin of approximately 3.3%.  Partially offsetting the margin decrease, origination volume increased $79.4 million, or 3.3%, to $2.46 billion during the year ended December 31, 2017 compared to a $2.38 billion during the year ended December 31, 2016.  See "Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2017 and 2016" above, for additional discussion of the decrease in mortgage banking income.

·	The decrease in service charges on loans and deposits was related to a decrease in loan prepayment fees in 2017.
·	The increase in cash surrender value of life insurance was related to the additional earnings on the $10.0 million policy purchased in March 2016 and a $2.5 million policy in June 2017.
·	The $107,000 loss on sale of securities was due to a sale of a municipal bond in June 2017. There were no sales of securities in 2016.
·
The $253,000 decrease in other noninterest income was primarily due to a decrease in servicing fee income on loans sold  as a result of the bulk sale of mortgage servicing rights in early 2017. Offsetting the decrease in servicing fee income, there was a bulk sale of mortgage servicing rights resulting in a gain of $178,000 during the year ended December 31, 2017 compared to no gain on sales of mortgage servicing rights during the year ended December 31, 2016.

Noninterest Expenses

	Years Ended December 31,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$97,084	95,056	2,028	2.1%
Occupancy, office furniture and equipment	10,178	9,347	831	8.9%
Advertising	3,333	2,743	590	21.5%
Data processing	2,439	2,520	(81)	(3.2%)
Communications	1,560	1,462	98	6.7%
Professional fees	2,656	2,135	521	24.4%
Real estate owned	379	399	(20)	(5.0%)
FDIC insurance premiums	499	615	(116)	(18.9%)
Other	13,751	13,158	593	4.5%
Total noninterest expenses	$131,879	127,435	4,444	3.5%

Total noninterest expenses increased $4.4 million, or 3.5%, to $131.9 million during the year ended December 31, 2017 compared to $127.4 million during the year ended December 31, 2016.

·
Compensation, payroll taxes and other employee benefit expense at the mortgage banking segment increased $1.8 million to $80.1 million. The increase in compensation within our mortgage banking segment correlated to the increase in loan production due to the commission-based compensation structure in place for our mortgage banking loan officers along with the additional staffing associated with branches brought on during the year.

·
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $303,000 primarily due to ESOP expense along with an increase to salaries partially offset by a decrease in health insurance. ESOP expense increased due to the increased average stock price of the shares throughout 2017.  Salaries also increased due to annual wage increases. Health insurance decreased as claims have been lower in 2017 compared to 2016.

·
Occupancy, office furniture and equipment expense at the mortgage banking segment increased $869,000 primarily due to additional rent expense in the current year compared to prior year due to the addition of branches. Offsetting the rent increase, there was less depreciation expense during the year ended December 31, 2017 compared to the prior year.

·
Occupancy, office furniture and equipment expense at the community banking segment decreased $38,000 primarily due to less depreciation expense during the year ended December 31, 2017 compared to the prior year.

·	Advertising expense increased as a result of increased advertising efforts to generate more volume at the mortgage banking segment branches.
·
Professional fees expense increased as a result of an increase in legal fees at the mortgage banking segment, primarily related to ongoing litigation.  Audit and tax expense increased at the community banking segment.

·
Net real estate owned expense decreased $20,000, to $379,000 of expense during the year ended December 31, 2017 compared to $399,000 of expense during the year ended December 31, 2016.  Property management expense, aside from gains/losses on sales of real estate owned, decreased $192,000 to $404,000 during 2017 compared to 2016 due to a reduction in the number of properties under management during the year. Real estate owned writedowns decreased $142,000 to $514,000 for 2017 compared to $656,000 for 2016.  Offsetting those decreases to real estate owned expense, net gains on sales of real estate owned decreased $314,000 to $539,000 during 2017 compared to $853,000 during 2016.

·	FDIC insurance premiums decreased during the year ended December 31, 2017. This was driven by a decrease in the FDIC assessment rate due to improved asset quality metrics.
·
Other noninterest expense increased primarily due to increased expense at the mortgage banking segment.  The mortgage banking segment increase was associated with volume-based fees due to the increase in loan origination activity along with higher expense as branch profitability declined.

Income Taxes

Income tax expense increased $2.0 million to $18.5 million during the year ended December 31, 2017, compared to $16.5 million during the year ended December 31, 2016.  Income tax expense was recognized during the year ended December 31, 2017 at an effective rate of 41.6% compared to an effective rate of 39.2% during the year ended December 31, 2016.

As a result of The Tax Cuts and Jobs Act that was enacted into law on December 22, 2017, the Company revalued its net deferred tax asset to reflect the reduction in its federal corporate income tax rate from 35% to 21%. This revaluation resulted in a one-time income tax expense of approximately $2.7 million during the fourth quarter of 2017.

During the year ended December 31, 2016, all of the non-qualified options granted in 2007 that gave rise to the deferred tax asset were exercised and a tax deduction was realized to the extent that the exercise price exceeded the option strike price.  The amount of the deduction realized by the Company was significantly less than the deferred tax asset.  As a result, the remaining deferred tax asset was written off and the Company recognized $658,000 in additional income tax expense during the year ended December 31, 2016.  The revaluation is subject to adjustment in future periods.

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

●
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

●
Interest expense on deposits increased primarily due to an increase in the average cost of time deposits of 15 basis points along with a $33.6 million increase in average balance of time deposits for the year ended December 31, 2016 compared to the year ended December 31, 2015.

●
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

Noninterest Income
	Years Ended December 31,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$2,232	1,648	584	35.4%
Increase in cash surrender value of life insurance	1,767	1,417	350	24.7%
Mortgage banking income	121,069	99,318	21,751	21.9%
Gain on sale of available for sale securities	-	44	(44)	N/	M
Other	1,297	2,047	(750)	(36.6)%
Total noninterest income	$126,365	104,474	21,891	21.0%
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

●	The increase in service charges on loans and deposits was related to an increase in loan prepayment penalties in 2016.
●	The increase in cash surrender value of life insurance was related to the additional earnings on the $10.0 million policy purchased in March 2016.
●	The Company sold one municipal security at a gain in the prior year compared to none in the current year period.
●
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

Noninterest Expenses

	Years Ended December 31,
	2016	2015	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$95,056	81,753	13,303	16.3%
Occupancy, office furniture and equipment	9,347	9,287	60	0.6%
Advertising	2,743	2,947	(204)	(6.9)%
Data processing	2,520	2,354	166	7.1%
Communications	1,462	1,416	46	3.2%
Professional fees	2,135	2,354	(219)	(9.3)%
Real estate owned	399	2,664	(2,265)	(85.0)%
FDIC insurance premiums	615	1,058	(443)	(41.9)%
Other	13,158	11,701	1,457	12.5%
Total noninterest expenses	$127,435	115,534	11,901	10.3%

Total noninterest expenses increased $11.9 million, or 10.3%, to $127.4 million during the year ended December 31, 2016 compared to $115.5 million during the year ended December 31, 2015.

●
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

●
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

●	Advertising expense decreased as a result of mortgage banking segment branches advertising less with mortgage demand remaining high.
●	Data processing increased as the mortgage banking segment brought its hedging operations in-house.
●	Professional fees expense decreased as a result of a decrease in legal fees at the mortgage banking segment.
●
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

●	FDIC insurance premiums decreased in 2016 compared to 2015 due to improved asset quality metrics.
●	Other noninterest expense increased primarily due to increased expense at the mortgage banking segment which correlated with the increased origination and funding volumes.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the WDFI, is based on current liquid assets as a percentage of the prior month's average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. The Bank's primary and total regulatory liquidity at December 31, 2017 were 8.06% and 18.82%, respectively.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2017 and 2016, $48.6 million and $47.2 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLB.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2017, 2016, and 2015 loan originations net of loan repayments resulted in a negative cash flows of $116.9 million, $68.1 million and $40.0 million. The growth in loans receivable reflects the Bank's focus in growing multi-family residential property and commercial real estate loans. Cash received from the principal repayments of debt and mortgage related securities and maturity and calls of debt securities totaled $48.7 million, $54.8 million and $50.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We purchased $23.0 million, $14.5 million and $49.9 million in debt securities and mortgage related securities classified as available for sale during the years ended December 31, 2017, 2016 and 2015, respectively. We sold a $448,000 available for sale debt security during the year ended December 31, 2017. There were no securities sold during the year ended December 31, 2016. We sold a $1.0 million available for sale debt security during the year ended December 31, 2015.   During the years ended December 31, 2017, 2016, and 2015, we repurchased common stock of $2.2 million, $3.9 million, and $72.7 million, respectively.

Deposits increased by $18.0 million to December 31, 2017 from December 31, 2016. The increase in deposits was the result of a $9.2 million increase in demand deposits and $22.4 million increase in certificates of deposits.  Money market and savings accounts decreased $13.7 million. Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At December 31, 2017, we had $375.0 million in fixed-rate advances from the Federal Home Loan Bank of Chicago, of which $100.0 million will mature within 12 months, and another $100.0 million are putable within 12 months at the option of the Federal Home Loan Bank of Chicago. The weighted average rate on these advances was 2.38% as of December 31, 2017.

At December 31, 2017, we had outstanding commitments to originate loans of $31.5 million and unfunded commitments under construction loans, lines of credit and standby letters of credit of $49.2 million. At December 31, 2017, certificates of deposit scheduled to mature in less than one year totaled $587.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, Federal Reserve Discount Window or brokered deposits to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. and WaterStone Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2017, Waterstone Financial, Inc. and WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines. See "Supervision and Regulation—Capital Requirements" and Note 9 of the notes to the consolidated financial statements.

Capital
Shareholders' equity increased by $1.4 million, or 0.3%, to $412.1 million at December 31, 2017 from $410.7 million at December 31, 2016.  The increase in shareholders' equity was primarily due to net income, additional paid in capital as stock options were exercised, and the vesting of ESOP shares. These increases were partially offset by the repurchase of stock, regular and special dividends declared, along with accumulated other comprehensive income decreasing as the fair value of the security portfolio decreased.

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

The Company had repurchased 5,919,853 shares at an average price of $13.02 under previously approved stock repurchase plans as of December 31, 2017. The Company is authorized to purchase up to 916,800 additional shares under the current approved stock repurchase program as of December 31, 2017.  The Company also repurchased shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the 5,919,853 total above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2017 and the respective maturity dates.

Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five	Over Five
	Total	Less	Three Years	Years	Years
	(In Thousands)
Deposits without a stated maturity (3)	$278,401	$278,401	$-	$-	$-
Certificates of deposit (3)	688,979	587,316	96,993	4,670	-
Repurchase agreements (3)	11,285	11,285	-	-	-
Federal Home Loan Bank advances (1)	375,000	100,000	-	100,000	175,000
Operating leases (2)	8,089	2,836	2,943	1,305	1,005
Total Contractual Obligations	$1,361,754	$979,838	$99,936	$105,975	$176,005
_______________
(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest that will accrue on the advances.
(2)  Represents non-cancellable operating leases for offices and equipment.
(3)  Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2017. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments(1)	$31,543	$31,543	$-	$-	$-
Unused portion of home equity lines of credit(2)	14,972	14,972	-	-	-
Unused portion of construction loans(3)	17,097	17,097	-	-	-
Unused portion of business lines of credit	16,878	16,878	-	-	-
Standby letters of credit	259	259	-	-	-

(1)  Commitments for loans are extended to customers for up to 180 days after which they expire.
(2)  Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)  Unused portions of construction loans are available to the borrower for up to one year.

Contingent Liabilities

Herrington et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington, plus post-judgment interest. On February 12, 2018, the District Court awarded post-arbitration fees and costs of approximately $98,000. The judgment is currently being appealed to the Seventh Circuit Court of Appeals, and execution of the judgment is stayed pending appeal. If the judgment is upheld, the Company has estimated that the award, which includes attorney's fees, costs, and interest, could be as high as $11 million. Waterstone Mortgage Corporation will continue to vigorously defend its interests in this matter, including pursuing appropriate appellate processes to challenge the judgment. Although the Company believes there is a basis for appeal, there remains a reasonable possibility that the Court's judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $11 million. Given the pending appeal, we do not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

Werner et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a putative collection action lawsuit that was filed on August 4, 2017 in the United States District Court for the Western District of Wisconsin, Werner et al. v. Waterstone Mortgage Corporation. Plaintiffs allege that Waterstone Mortgage Corporation violated the Fair Labor Standards Act (FLSA) by failing to pay loan officers minimum and overtime wages. The case in the early stages of litigation. On October 26, 2017, Plaintiffs moved for conditional certification and to provide notice to the putative class. On February 9, 2018, the Court denied Plaintiffs' motion for conditional certification and notice. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims.  Given the early stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, or is it able to estimate the range of any possible loss.

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

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2017 (unaudited)
Interest income	$15,786	$16,540	$17,453	$17,316
Interest expense	3,891	4,059	4,420	3,992
Net interest income	11,895	12,481	13,033	13,324
Provision for loan losses	(1,211)	25	20	-
Net interest income after provision for loan losses	13,106	12,456	13,013	13,324
Total noninterest income	25,937	37,241	33,054	28,181
Total noninterest expense	29,058	36,187	34,316	32,318
Income before income taxes	9,985	13,510	11,751	9,187
Income taxes	3,413	4,622	4,362	6,072
Net income	$6,572	$8,888	$7,389	$3,115
Income per share – basic	$0.24	$0.32	$0.27	$0.11
Income per share - diluted	$0.24	$0.32	$0.26	$0.11

2016 (unaudited)
Interest income	$15,596	$15,748	$16,330	$16,062
Interest expense	5,613	5,583	5,005	4,091
Net interest income	9,983	10,165	11,325	11,971
Provision for loan losses	205	-	135	40
Net interest income after provision for loan losses	9,778	10,165	11,190	11,931
Total noninterest income	21,445	36,351	37,412	31,157
Total noninterest expense	25,222	34,231	35,541	32,441
Income before income taxes	6,001	12,285	13,061	10,647
Income taxes	2,140	4,518	5,556	4,248
Net income	$3,861	$7,767	$7,505	$6,399
Income per share – basic	$0.14	$0.29	$0.28	$0.23
Income per share - diluted	$0.14	$0.29	$0.27	$0.23

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of December 31, 2017
Dollar Change	$426	293	143	(522)
Percentage Change	0.80%	0.55	0.27	(0.98)

At December 31, 2017, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 0.27% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 0.98%.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Waterstone Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP
We have served as the Company's auditor since 2014.
Milwaukee, Wisconsin
March 6, 2018

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2017 and 2016

	December 31,
	2017	2016
Assets	(In Thousands, except share data)
Cash	$22,306	7,878
Federal funds sold	17,034	26,828
Interest-earning deposits in other financial institutions and other short term investments	9,267	12,511
Cash and cash equivalents	48,607	47,217
Securities available for sale (at fair value)	199,707	226,795
Loans held for sale (at fair value)	149,896	225,248
Loans receivable	1,291,814	1,177,884
Less: Allowance for loan losses	14,077	16,029
Loans receivable, net	1,277,737	1,161,855

Office properties and equipment, net	22,941	23,655
Federal Home Loan Bank stock (at cost)	16,875	13,275
Cash surrender value of life insurance	65,996	61,509
Real estate owned, net	4,558	6,118
Prepaid expenses and other assets	20,084	24,947
Total assets	$1,806,401	1,790,619

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$129,597	120,371
Money market and savings deposits	148,804	162,456
Time deposits	688,979	666,584
Total deposits	967,380	949,411

Borrowings	386,285	387,155
Advance payments by borrowers for taxes	4,876	4,716
Other liabilities	35,756	38,647
Total liabilities	1,394,297	1,379,929

Shareholders' equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares in 2017 and 2016, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares in 2017 and 2016 Issued - 29,501,346 in 2017 and 29,430,123 in 2016 Outstanding - 29,501,346 in 2017 and 29,430,123 in 2016	295	294
Additional paid-in capital	326,655	322,934
Retained earnings	183,358	184,565
Unearned ESOP shares	(18,991)	(20,178)
Accumulated other comprehensive loss, net of taxes	(477)	(378)
Cost of shares repurchased (6,030,900 in 2017 and 5,908,150 in 2016), at cost	(78,736)	(76,547)
Total shareholders' equity	412,104	410,690
Total liabilities and shareholders' equity	$1,806,401	1,790,619

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2017, 2016 and 2015

	Years ended December 31,
	2017	2016	2015
	(In Thousands, except per share amounts)
Interest income:
Loans	$60,824	57,185	55,175
Mortgage-related securities	2,646	3,048	3,229
Debt securities, federal funds sold and short-term investments	3,625	3,503	3,559
Total interest income	67,095	63,736	61,963
Interest expense:
Deposits	7,739	7,364	5,879
Borrowings	8,623	12,928	17,240
Total interest expense	16,362	20,292	23,119
Net interest income	50,733	43,444	38,844
Provision for loan losses	(1,166)	380	1,965
Net interest income after provision for loan losses	51,899	43,064	36,879
Noninterest income:
Service charges on loans and deposits	1,625	2,232	1,648
Increase in cash surrender value of life insurance	1,807	1,767	1,417
Mortgage banking income	120,044	121,069	99,318
(Loss) gain on sale of available for sale securities	(107)	-	44
Other	1,044	1,297	2,047
Total noninterest income	124,413	126,365	104,474
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	97,084	95,056	81,753
Occupancy, office furniture, and equipment	10,178	9,347	9,287
Advertising	3,333	2,743	2,947
Data processing	2,439	2,520	2,354
Communications	1,560	1,462	1,416
Professional fees	2,656	2,135	2,354
Real estate owned	379	399	2,664
FDIC insurance premiums	499	615	1,058
Other	13,751	13,158	11,701
Total noninterest expenses	131,879	127,435	115,534
Income before income taxes	44,433	41,994	25,819
Income tax expense	18,469	16,462	9,249
Net income	$25,964	25,532	16,570
Income per share:
Basic	$0.95	0.94	0.57
Diluted	$0.93	0.93	0.56
Weighted average shares outstanding:
Basic	27,467	27,037	29,161
Diluted	27,899	27,374	29,431

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years ended December 31, 2017, 2016 and 2015

	Years ended December 31,
	2017	2016	2015
	(In Thousands)
Net income	$25,964	25,532	16,570
Other comprehensive loss, net of tax:
Net unrealized holding loss on available for sale securities arising during the period, net of tax benefit of $106, $622 and $412 respectively	(159)	(960)	(638)
Recognition of net deferred tax liability revaluation due to tax law change	(5)	-	-
Reclassification adjustment for net loss (gain) on available for sale securities realized during the period, net of tax (benefit) expense of ($42), $- and $17, respectively	65	-	(27)
Total other comprehensive loss	(99)	(960)	(665)
Comprehensive income	$25,865	24,572	15,905

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2017, 2016 and 2015

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Repurchased	Total Shareholders' Equity
	(In Thousands)

Balances at December 31, 2014	34,420	$344	313,894	157,304	(22,552)	1,247	-	450,237

Comprehensive income:
Net income	-	$-	-	16,570	-	-	-	16,570
Other comprehensive loss:	-	-	-	-	-	(665)	-	(665)
Total comprehensive loss								15,905
ESOP shares committed to be released to Plan participants	-	-	198	-	1,187	-	-	1,385
Cash dividends, $0.20 per share	-	-	-	(5,785)	-	-	-	(5,785)
Stock compensation activity, net of tax	611	6	113	-	-	-	-	119
Stock based compensation expense	-	-	2,817	-	-	-	-	2,817
Purchase of common stock returned to authorized but unissued	(5,624)	$(56)	-	-	-	-	(72,692)	(72,748)

Balances at December 31, 2015	29,407	$294	317,022	168,089	(21,365)	582	(72,692)	391,930

Comprehensive income:
Net income	-	$-	-	25,532	-	-	-	25,532
Other comprehensive loss:	-	-	-	-	-	(960)	-	(960)
Total comprehensive income								24,572
ESOP shares committed to be released to Plan participants	-	-	446	-	1,187	-	-	1,633
Cash dividends, $0.33 per share	-	-	-	(9,056)	-	-	-	(9,056)
Stock compensation activity	307	3	3,553	-	-	-	-	3,556
Stock based compensation expense	-	-	1,913	-	-	-	-	1,913
Purchase of common stock returned to authorized but unissued	(284)	(3)	-	-	-	-	(3,855)	(3,858)

Balances at December 31, 2016	29,430	$294	322,934	184,565	(20,178)	(378)	(76,547)	410,690

Comprehensive income:
Net income	-	$-	-	25,964	-	-	-	25,964
Other comprehensive loss:	-	-	-	-	-	(99)	-	(99)
Total comprehensive income								25,865
ESOP shares committed to be released to Plan participants	-	-	769	-	1,187	-	-	1,956
Cash dividends, $0.98 per share	-	-	-	(27,171)	-	-	-	(27,171)
Stock compensation activity	194	2	1,050	-	-	-	-	1,052
Stock based compensation expense	-	-	1,902	-	-	-	-	1,902
Purchase of common stock returned to authorized but unissued	(123)	(1)	-	-	-	-	(2,189)	(2,190)

Balances at December 31, 2017	29,501	$295	326,655	183,358	(18,991)	(477)	(78,736)	412,104
See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016 and 2015

	Years ended December 31,
	2017	2016	2015
	(In Thousands)
Operating activities:
Net income	$25,964	25,532	16,570
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	(1,166)	380	1,965
Provision for depreciation	2,050	2,615	3,106
Deferred income taxes	3,079	1,564	(154)
Stock based compensation	1,902	1,913	2,817
Net amortization of premium/discount on debt and mortgage related securities	682	991	1,305
Amortization of unearned ESOP shares	1,956	1,633	1,385
Amortization and valuation allowance on mortgage servicing rights	106	598	491
Gain on sale of loans held for sale	(121,951)	(123,154)	(98,382)
Loans originated for sale	(2,458,370)	(2,378,926)	(1,986,147)
Proceeds on sales of loans originated for sale	2,655,673	2,443,347	2,043,086
Increase in accrued interest receivable	(643)	(173)	(79)
Increase in cash surrender value of life insurance	(1,807)	(1,767)	(1,417)
(Decrease) increase in accrued interest on deposits and borrowings	(30)	(726)	42
(Decrease) increase in other liabilities	(3,079)	4,659	2,425
(Increase) decrease in prepaid income tax	(1,686)	557	1,467
Loss (gain) on sale of available for sale securities	107	–	(44)
Net (gain) loss on real estate owned	(24)	(197)	968
Gain on sale of mortgage servicing rights	(178)	-	(901)
Other	4,512	(2,908)	(1,494)
Net cash provided by (used in) operating activities	107,097	(24,062)	(12,991)

Investing activities:
Net increase in loans receivable	(116,887)	(68,076)	(40,011)
Net change in FHLB Stock	(3,600)	6,225	(2,000)
Purchases of:
Debt securities	(6,140)	(5,285)	(16,119)
Mortgage related securities	(16,827)	(9,215)	(33,750)
Premises and equipment, net	(1,577)	(1,085)	(2,966)
Bank owned life insurance	(2,680)	(10,180)	(180)
Proceeds from:
Principal repayments on mortgage-related securities	32,968	39,935	40,755
Maturities of debt securities	15,686	14,855	9,510
Sales of debt securities	448	–	1,034
Death benefit from bank owned life insurance	-	-	2,883
Sales of foreclosed properties and other assets	3,733	7,796	24,716
Net cash used in investing activities	(94,876)	(25,030)	(16,128)

Financing activities:
Net increase in deposits	17,969	56,050	29,401
Net change in short term borrowings	(26,870)	65,952	7,203
Repayment of long term debt	(149,000)	(220,000)	-
Proceeds from long term debt	175,000	100,000	-
Net increase (decrease) in advance payments by borrowers for taxes	160	1,055	(1,330)
Cash dividends in common stock	(26,952)	(6,917)	(5,869)
Proceeds from stock option exercises	1,052	3,556	113
Purchase of common stock returned to authorized but unissued	(2,190)	(3,858)	(72,748)
Net cash used in financing activities	(10,831)	(4,162)	(43,230)
Increase (decrease) in cash and cash equivalents	1,390	(53,254)	(72,349)
Cash and cash equivalents at beginning of year	47,217	100,471	172,820
Cash and cash equivalents at end of year	$48,607	47,217	100,471

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$17,081	14,352	7,933
Interest payments	16,392	21,018	23,077
Noncash investing activities:
Loans receivable transferred to other real estate	2,171	4,590	15,580
Dividends declared but not paid in other liabilities	3,894	3,677	1,537

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2017, 2016 and 2015

1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Waterstone Financial, Inc. and subsidiaries (collectively, the "Company"), conform to U.S. generally accepted accounting principles, or ("GAAP"), and are used in preparing and presenting these consolidated financial statements.

a)	Nature of Operations

The Company is a one-bank holding company with two operating segments – community banking and mortgage banking.  WaterStone Bank SSB (the "Bank" or "WaterStone Bank") is principally engaged in the business of attracting deposits from the general public and using such deposits to originate real estate, business and consumer loans.

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

b)	Principles of Consolidation

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

c)	Use of Estimates

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

e)	Securities

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

Federal Home Loan Bank Stock

Federal Home Loan Bank ("FHLB") stock is carried at cost, which is the amount that the stock is redeemable by tendering to the FHLB or the amount at which shares can be sold to other FHLB members.

f)	Loans Held for Sale

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

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprised approximately 75.5% of total mortgage banking noninterest expense for 2017.

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

g)	Loans Receivable and Related Interest Income

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

h)	Allowance for Loan Losses

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

i)	Real Estate Owned

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

j)	Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and, on a selective basis, retains the right to service the loans sold.  Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities.  Mortgage servicing rights, when purchased, are initially recorded at fair value.  Mortgage servicing rights are amortized over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets, net in the consolidated balance sheets. To the extent that the Company sells mortgage servicing rights, a gain is recognized for the amount of which sale proceeds exceed the remaining unamortized cost of the servicing rights that were sold. Gains on sale of mortgage servicing rights are included in other noninterest income in the consolidated statements of operations.

k)	Cash Surrender Value of Life Insurance

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

l)	Office Properties and Equipment

Office properties and equipment, including leasehold improvements and software, are stated at cost, net of depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lease term, if shorter than the estimated useful life. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over their estimated useful lives. Estimated useful lives of the assets are 10 to 30 years for office properties, three to 10 years for equipment, and three years for software. Rent expense related to long-term operating leases is recorded on the accrual basis.

m)	Income Taxes

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

n)	Earnings Per Share

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

o)	Comprehensive Income

Comprehensive income is the total of reported net income and changes in unrealized gains or losses, net of tax, on securities available for sale.

p)	Employee Stock Ownership Plan (ESOP)

Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released to participants in the ESOP in each respective period.  Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated statements of financial condition at cost as a reduction of shareholders' equity.

q)	Impact of Recent Accounting Pronouncements

Accounting Standards Codification (ASC) Topic 606 "Revenue from Contracts with Customers." Authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" amended prior guidance to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and to provide clarification on identifying performance obligations and licensing implementation guidance. The authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to January 1, 2018. The Company's revenue is comprised of interest and non-interest revenue. The guidance does not apply to revenue associated with financial instruments, including loans and securities.  The Company completed its overall assessment of revenue streams and related contracts affected by the guidance, including asset management fees, deposit related fees, and other non-interest related fees.  The Company adopted ASC 606 on January 1, 2018.  The cumulative effect did not have a material impact on the Company's statements of operations or financial condition. The Company's adoption of this guidance has not materially changed the method in which we previously recognized revenue for these revenue streams.  The Company is evaluating the expanded disclosure requirement.

ASC Topic 825 "Financial Instruments." Authoritative accounting guidance under ASC Topic 825, "Financial Instruments" amended prior guidance to require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected the fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The Company adopted ASC 606 on January 1, 2018.  The cumulative effect did not have a material impact on the Company's statements of operations or financial condition.

ASC Topic 842 "Leases." Authoritative accounting guidance under ASC Topic 842, "Leases" amended prior guidance to require lessees to recognize the assets and liabilities arising from all leases on the balance sheet. The authoritative guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In addition, the qualifications for a sale and leaseback transaction have been amended. The new authoritative guidance also requires qualitative and quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The authoritative guidance will be effective for reporting periods after January 1, 2019. The Company is evaluating the guidance and its impact on the Company's statements of operations and financial condition.

ASC Topic 718 "Compensation - Stock Compensation." Authoritative accounting guidance under ASC Topic 718, "Compensation - Stock Compensation" amended prior guidance on several aspects, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The authoritative guidance allows for all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. For earnings per share, anticipated excess tax benefits will not be included in assumed proceeds when applying the treasury method for computing dilutive shares.  For the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The authoritative guidance also allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The Company adopted this standard on January 1, 2017. See Note 9 for the impact on the Company's statement of operations.

ASC Topic 326 "Financial Instruments - Credit Losses." Authoritative accounting guidance under ASC Topic 326, "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is evaluating the guidance and its impact on the Company's statements of operations and financial condition.

ASC Topic 310 "Receivables - Nonrefundable Fees and Other Costs." Authoritative accounting guidance under ASC Topic 310 "Receivables - Nonrefundable Fees and Other Costs" amends prior guidance by shortening the amortization period for certain callable debt securities held at a premium requiring the premium to be amortized to the earliest call date. The new authoritative guidance will be effective for reporting periods after January 1, 2019 with early adoption permitted. The Company is evaluating the guidance and its impact on the Company's statements of operations and financial condition.

ASC Topic 220 "Income Statement - Reporting Comprehensive Income." Authoritative accounting guidance under ASC Topic 220 "Income Statement - Reporting Comprehensive Income" allows Companies to make a one-time reclassification from accumulated other comprehensive income (loss) to retained earnings for the effects of remeasuring deferred income taxes originally recorded in other comprehensive income as a result of the change in the federal income tax rate by the Tax Cuts and Jobs Act.  The Company adopted this guidance on January 1, 2018 with no impact on total shareholders' equity or net income.

2)	Securities

Securities Available for Sale

The amortized cost and fair value of the Company's investment in securities follow:

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$57,351	324	(240)	57,435
Collateralized mortgage obligations
Government sponsored enterprise issued	61,313	3	(816)	60,500
Mortgage related securities	118,664	327	(1,056)	117,935

Government sponsored enterprise bonds	2,500	–	(3)	2,497
Municipal securities	62,516	1,334	(81)	63,769
Other debt securities	15,005	12	(492)	14,525
Debt securities	80,021	1,346	(576)	80,791

Certificates of deposit	980	1	-	981
	$199,665	1,674	(1,632)	199,707

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$72,858	798	(243)	73,413
Collateralized mortgage obligations
Government sponsored enterprise issued	62,297	70	(365)	62,002
Mortgage related securities	135,155	868	(608)	135,415

Government sponsored enterprise bonds	2,500	4	(1)	2,503
Municipal securities	70,311	685	(300)	70,696
Other debt securities	17,399	154	(603)	16,950
Debt securities	90,210	843	(904)	90,149

Certificates of deposit	1,225	7	(1)	1,231
	$226,590	1,718	(1,513)	226,795

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2017, $2.5 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair value of securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2017
	Amortized cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$10,204	10,180
Due after one year through five years	22,312	22,330
Due after five years through ten years	36,309	37,461
Due after ten years	12,176	11,801
Mortgage-related securities	118,664	117,935
	$199,665	199,707

Total proceeds and gross gains and losses from sales of investment securities available for sale for each of periods listed below.

	December 31,
	2017	2016	2015
	(In Thousands)
Gross gains	$-	-	44
Gross losses	(107)	-	-
Gains on sale of investment securities, net	$(107)	-	44

Proceeds from sales of investment securities	$448	-	1,034

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$35,136	(143)	4,464	(97)	39,600	(240)
Collateralized mortgage obligations
Government sponsored enterprise issued	37,949	(348)	21,651	(468)	59,600	(816)
Government sponsored enterprise bonds	2,497	(3)	-	-	2,497	(3)
Municipal securities	17,096	(80)	100	(1)	17,196	(81)
Other debt securities	-	-	9,508	(492)	9,508	(492)
Certificates of deposit	-	-	-	-	–	-
	$92,678	(574)	35,723	(1,058)	128,401	(1,632)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$23,433	(222)	1,068	(21)	24,501	(243)
Collateralized mortgage obligations
Government sponsored enterprise issued	39,395	(365)	-	-	39,395	(365)
Government sponsored enterprise bonds	2,000	(1)	-	-	2,000	(1)
Municipal securities	32,141	(300)	-	-	32,141	(300)
Other debt securities	-	-	9,397	(603)	9,397	(603)
Certificates of deposit	489	(1)	-	-	489	(1)
	$97,458	(889)	10,465	(624)	107,923	(1,513)

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

As of December 31, 2017, the Company identified one municipal security that was deemed to be other-than-temporarily impaired.  The security was issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company's analysis of the security in this municipality resulted in $77,000 in credit losses that were charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of December 31, 2017, the remaining impaired security had an amortized cost of $116,000 and a total life-to-date impairment of $94,000.

As of December 31, 2017, the Company had one corporate debt security, one municipal security, five mortgage-backed security, and 14 government sponsored enterprise issued securities which had been in an unrealized loss position for twelve months or longer.  These securities were determined not to be other-than-temporarily impaired as of December 31, 2017. The Company has determined that the decline in fair value of these securities is not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Deterioration of general economic market conditions could result in the recognition of future other-than-temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the year ended December 31, 2017, proceeds from the sale of securities totaled $448,000 and resulted in losses totaling $107,000. The $107,000 included in loss on sale of available for sale securities in the consolidated statements of income during the year ended December 31, 2017 was reclassified from accumulated other comprehensive income. There were no sales of securities during the year ended December 31, 2016.

The following table presents the change in other-than-temporary credit related impairment charges on municipal securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit-related impairments on securities as of December 31, 2015	$117
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	$-
Decrease in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	(23)
Credit-related impairments on securities as of December 31, 2016	$94
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	$-
Increase in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of December 31, 2017	$94

3)	Loans Receivable

Loans receivable at December 31, 2017 and 2016 are summarized as follows:

	December 31,
	2017	2016
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$439,597	392,817
Multi family	578,440	558,592
Home equity	21,124	21,778
Construction and land	19,859	18,179
Commercial real estate	195,842	159,401
Consumer	255	319
Commercial loans	36,697	26,798
Total loans receivable	$1,291,814	1,177,884

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company's Milwaukee metropolitan area and while 80.4% of the Company's loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.

Qualifying loans receivable totaling $971.3 million and $911.9 million are pledged as collateral against $375.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at both December 31, 2017 and December 31, 2016.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank.  As of December 31, 2017 and December 31, 2016, loans aggregating approximately $4.5 million and $5.1 million, respectively, were outstanding to such parties.  None of these loans were considered impaired as of December 31, 2017 or December 31, 2016.

An analysis of past due loans receivable as of December 31, 2017 and 2016 follows:

	As of December 31, 2017
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$1,494	146	3,516	5,156	434,441	439,597
Multi family	-	128	192	320	578,120	578,440
Home equity	68	-	56	124	21,000	21,124
Construction and land	-	-	-	-	19,859	19,859
Commercial real estate	-	-	184	184	195,658	195,842
Consumer	-	-	-	-	255	255
Commercial loans	-	42	26	68	36,629	36,697
Total	$1,562	316	3,974	5,852	1,285,962	1,291,814

	As of December 31, 2016
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$2,403	7	4,623	7,033	385,784	392,817
Multi family	376	-	401	777	557,815	558,592
Home equity	82	-	35	117	21,661	21,778
Construction and land	-	-	-	-	18,179	18,179
Commercial real estate	-	-	203	203	159,198	159,401
Consumer	-	-	-	-	319	319
Commercial loans	42	-	27	69	26,729	26,798
Total	$2,903	7	5,289	8,199	1,169,685	1,177,884

(1)	Includes $241,000 and $148,000 for December 31, 2017 and 2016, respectively, which are on non-accrual status.
(2)	Includes $15,000 and $- for December 31, 2017 and 2016, respectively, which are on non-accrual status.
(3)	Includes $1.8 million and $4.4 million for December 31, 2017 and 2016, respectively, which are on non-accrual status.

As of December 31, 2017 and 2016, there were no loans that were 90 or more days past due and still accruing interest.

A summary of the activity for the years ended 2017, 2016 and 2015 in the allowance for loan losses follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2017
Balance at beginning of period	$7,164	4,809	364	1,016	1,951	12	713	16,029
Provision for loan losses	(299)	(494)	(34)	(215)	(64)	(3)	(57)	(1,166)
Charge-offs	(1,364)	(92)	-	(14)	(7)	-	-	(1,477)
Recoveries	293	208	26	162	1	1	-	691
Balance at end of period	$5,794	4,431	356	949	1,881	10	656	14,077

Year ended December 31, 2016
Balance at beginning of period	$7,763	5,000	433	904	1,680	9	396	16,185
Provision for loan losses	(407)	146	7	43	271	3	317	380
Charge-offs	(1,003)	(489)	(112)	(3)	-	-	-	(1,607)
Recoveries	811	152	36	72	-	-	-	1,071
Balance at end of period	$7,164	4,809	364	1,016	1,951	12	713	16,029

Year ended December 31, 2015
Balance at beginning of period	$9,877	5,358	422	687	1,951	8	403	18,706
Provision for loan losses	1,092	931	(27)	243	(266)	(1)	(7)	1,965
Charge-offs	(3,855)	(2,281)	(72)	(84)	(45)	(3)	-	(6,340)
Recoveries	649	992	110	58	40	5	-	1,854
Balance at end of period	$7,763	5,000	433	904	1,680	9	396	16,185

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2017 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$77	-	44	-	34	-	-	155
Allowance related to loans collectively evaluated for impairment	5,717	4,431	312	949	1,847	10	656	13,922

Balance at end of period	$5,794	4,431	356	949	1,881	10	656	14,077

Loans individually evaluated for impairment	$7,418	1,007	185	-	540	-	26	9,176

Loans collectively evaluated for impairment	432,179	577,433	20,939	19,859	195,302	255	36,671	1,282,638
Total gross loans	$439,597	578,440	21,124	19,859	195,842	255	36,697	1,291,814

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2016 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$499	-	79	-	83	-	1	662
Allowance related to loans collectively evaluated for impairment	6,665	4,809	285	1,016	1,868	12	712	15,367

Balance at end of period	$7,164	4,809	364	1,016	1,951	12	713	16,029

Loans individually evaluated for impairment	$10,920	3,941	442	-	718	-	41	16,062

Loans collectively evaluated for impairment	381,897	554,651	21,336	18,179	158,683	319	26,757	1,161,822
Total gross loans	$392,817	558,592	21,778	18,179	159,401	319	26,798	1,177,884

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of December 31, 2017 and 2016:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At December 31, 2017	(In Thousands)
Substandard	$7,581	1,135	138	-	1,124	-	1,585	11,563
Watch	4,939	330	401	-	295	-	741	6,706
Pass	427,077	576,975	20,585	19,859	194,423	255	34,371	1,273,545
	$439,597	578,440	21,124	19,859	195,842	255	36,697	1,291,814

At December 31, 2016	(In Thousands)
Substandard	$12,845	1,427	428	-	717	-	41	15,458
Watch	10,509	3,975	149	436	1,389	-	3,671	20,129
Pass	369,463	553,190	21,201	17,743	157,295	319	23,086	1,142,297
	$392,817	558,592	21,778	18,179	159,401	319	26,798	1,177,884

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an appropriate allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers' loan committee review and approval of all loans in excess of $500,000.  In addition, a member of the loan orginator performs a loan review for all loans.  Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans.  To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, over four-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship exceed $10.0 million in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage.  Watch loans have potential weaknesses that deserve management's attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit.  Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged.  These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

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

The following tables present data on impaired loans as of and for the year ended December 31, 2017 and 2016.

	As of or for the Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid YTD
Total Impaired with Reserve
One- to four-family	$903	903	77	-	913	52
Multi family	-	-	-	-	-	-
Home equity	79	79	44	-	83	6
Construction and land	-	-	-	-	-	-
Commercial real estate	34	443	34	409	43	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$1,016	1,425	155	409	1,039	58

Total Impaired with no Reserve

One- to four-family	$6,515	7,604	-	1,089	6,796	359
Multi family	1,007	1,864	-	857	1,005	94
Home equity	106	106	-	-	111	5
Construction and land	-	-	-	-	-	-
Commercial real estate	506	506	-	-	513	19
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	$8,160	10,106	-	1,946	8,451	477

Total Impaired

One- to four-family	$7,418	8,507	77	1,089	7,709	411
Multi family	1,007	1,864	-	857	1,005	94
Home equity	185	185	44	-	194	11
Construction and land	-	-	-	-	-	-
Commercial real estate	540	949	34	409	556	19
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	$9,176	11,531	155	2,355	9,490	535

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $8.2 million of impaired loans as of December 31, 2017 for which no allowance has been provided, $1.9 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan's net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

The following presents data on troubled debt restructurings:

	As of December 31, 2017
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$2,740	2	$1,156	7	$3,896	9
Multi family	-	-	815	3	815	3
Home equity	47	1	-	-	47	1
Commercial real estate	290	1	34	1	324	2

	$3,077	4	$2,005	11	$5,082	15

	As of December 31, 2016
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$3,296	3	$2,399	34	$5,695	37
Multi family	2,514	1	1,427	5	3,941	6
Home equity	49	1	97	1	146	2
Commercial real estate	295	1	60	1	355	2

	$6,154	6	$3,983	41	$10,137	47

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At December 31, 2017, $5.1 million in loans had been modified in troubled debt restructurings and $2.0 million of these loans were included in the non-accrual loan total.  The remaining $3.1 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $34,000 valuation allowance has been established as of December 31, 2017 with respect to the $5.1 million in troubled debt restructurings.  As of December 31, 2016, $293,000 in valuation allowance had been established with respect to the $10.1 million in troubled debt restructurings.

If an updated credit department review indicates no other evidence of elevated credit risk and the borrower completes a minimum of six consecutive contractual payments, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type at December 31, 2017 and 2016:

	As of December 31, 2017
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$4,022	9	660	2	4,682	11
Principal forbearance	47	1	-	-	47	1
Interest reduction	353	3	-	-	353	3
	$4,422	13	660	2	5,082	15

	As of December 31, 2016
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$8,221	22	761	2	8,982	24
Principal forbearance	49	1	-	-	49	1
Interest reduction	1,106	22	-	-	1,106	22
	$9,376	45	761	2	10,137	47

The following presents data on troubled debt restructurings:

	For the Year Ended
	December 31, 2017		December 31, 2016
	Amount	Number	Amount	Number
	(Dollars in Thousands)
Loans modified as a troubled debt restructure
One- to four-family	$-	-	-	-
Multi family	-	-	-	-
Home equity	-	-	49	1
	$-	-	49	1

There were no troubled debt restructurings for which there was a default during the years ended December 31, 2017 and December 31, 2016.

The following table presents data on non-accrual loans:

	As of December 31,
	2017	2016
	(Dollars in Thousands)
Residential
One- to four-family	$4,677	7,623
Multi family	1,007	1,427
Home equity	107	344
Construction and land	-	-
Commercial real estate	251	422
Commercial	26	41
Consumer	-	-
Total non-accrual loans	$6,068	9,857

Total non-accrual loans to total loans	0.47%	0.84%
Total non-accrual loans to total assets	0.34%	0.55%
4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2017	2016
	(In Thousands)
Land	$6,668	6,668
Office buildings and improvements	30,587	30,319
Furniture and equipment	13,585	12,868
	50,840	49,855
Less accumulated depreciation	(27,899)	(26,200)
	$22,941	23,655

Depreciation of premises and equipment totaled $2.1 million, $2.6 million and $3.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company and certain subsidiaries are obligated under non-cancelable operating leases for other facilities and equipment.  Rent and equipment lease expense totaled $4.8 million, $4.4 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The appropriate minimum annual commitments under all non-cancelable lease agreements as of December 31, 2017 are as follows:

Operating leases
(In Thousands)
Within one year	$2,836
One to two years	1,831
Two to three years	1,112
Three to four years	649
Four through five years	656
After five years	1,005
Total	$8,089

5)	Real Estate Owned

Real estate owned is summarized as follows:

	December 31,
	2017	2016
	(In Thousands)
One- to four-family	$1,330	2,141
Multi-family	-	-
Construction and land	4,582	5,082
Commercial real estate	300	300
Total	6,212	7,523
Valuation allowance at end of period	(1,654)	(1,405)
Total real estate owned, net	$4,558	6,118

The following table presents the activity in real estate owned:

	Year Ended December 31,
	2017	2016
	(In Thousands)
Real estate owned at beginning of period	$6,118	9,190
Transferred in from loans receivable	2,171	4,590
Sales	(3,213)	(7,006)
Write downs	(514)	(656)
Other activity	(4)	-
Real estate owned at end of period	$4,558	6,118

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.3 million and $3.1 million at December 31, 2017 and December 31, 2016, respectively.

6)	Mortgage Servicing Rights

The following table presents the activity related to the Company's mortgage servicing rights:

	Year ended December 31,
	2017	2016
	(In Thousands)
Mortgage servicing rights at beginning of the period	$2,260	$1,422
Additions	998	1,436
Amortization	(106)	(598)
Sales	(2,264)	-
Mortgage servicing rights at end of the period	888	2,260
Valuation allowance at end of period	-	-
Mortgage servicing rights at the end of the period, net	$888	$2,260

During the twelve months ended December 31, 2017, on a consolidated basis, $2.46 billion in residential loans were originated for sale, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank. During the same period, sales of loans held for sale totaled $2.53 billion, generating mortgage banking income of $120.0 million. The unpaid principal balance of loans serviced for others was $126.3 million and $318.6 million at December 31, 2017 and December 31, 2016 respectively. These loans are not reflected in the consolidated statements of financial condition.

During the twelve months ended December 31, 2017,  the Company sold mortgage servicing rights related to $295.1 million in loans receivable and with a book value of $2.3 million for $2.5 million resulting in a gain on sale of $178,000. During the twelve months ended December 31, 2016, the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2017 for the periods indicated:

		(In Thousands)
Estimate for the years ended December 31:	2018	$132
2019		121
2020		111
2021		101
2022		90
Thereafter		333
Total		$888

7)	Deposits

The aggregate amount of time deposit accounts with balances greater than $250,000 at December 31, 2017 and 2016 amounted to $45.9 million and $44.5 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2017	2016	2015
	(In Thousands)
Interest-bearing demand deposits	$28	19	20
Money market and savings deposits	401	392	197
Time deposits	7,310	6,953	5,662
	$7,739	7,364	5,879

A summary of the contractual maturities of time deposits at December 31, 2017 is as follows:

(In Thousands)
Within one year	$587,316
One to two years	79,287
Two to three years	17,706
Three to four years	1,407
Four through five years	3,263
$688,979

8)	Borrowings

Borrowings consist of the following:

	December 31, 2017		December 31, 2016
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreements	$11,285	4.32%	8,155	3.52%
Federal Home Loan Bank, Chicago advances	35,000	1.28%	65,000	0.61%

Long term:
Federal Home Loan Bank advances maturing:
2017	-	0.00%	65,000	3.19%
2018	65,000	2.97%	65,000	2.97%
2021	100,000	0.78%	100,000	0.78%
2027	175,000	1.38%	-	0.00%

Repurchase agreements maturing:
2017	-	0.00%	84,000	3.96%
	$386,285	1.57%	387,155	2.27%

The short-term repurchase agreements represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed.  The short-term repurchase agreement had a $11.3 million balance on a total commitment of $35.0 million at December 31, 2017.

The $35.0 million short-term advance has with a fixed rate of 1.28% and a maturity date of March 15, 2018.

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

The $175.0 million in advances due in 2027 consists of one $50.0 million advance with a fixed rate of 1.24% with a FHLB single call option in May 2019, one $50.0 million advance with a fixed rate of 1.23% with a FHLB single call option in June 2019, one $25.0 million advance with a fixed rate of 1.23% with a FHLB single call option in August 2019, and one $50.0 million advance with a fixed rate of 1.73% with a FHLB single call option in December 2019.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 77% of the carrying value of unencumbered one- to four-family mortgage loans, 65% of the carrying value of home equity loans and 75% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $16.9 million at December 31, 2017 and $13.3 million at December 31, 2016. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

The actual and required capital amounts and ratios as of December 31, 2017 and 2016 are presented in the table below:

		December 31, 2017
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	$426,057	30.75%	110,829	8.00%	128,146	9.250%	N/A	N/A
WaterStone Bank	400,792	28.93%	110,812	8.00%	128,127	9.250%	138,515	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	411,980	29.74%	83,122	6.00%	100,439	7.250%	N/A	N/A
WaterStone Bank	386,715	27.92%	83,109	6.00%	100,424	7.250%	110,812	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	411,980	29.74%	62,341	4.50%	79,658	5.750%	N/A	N/A
WaterStone Bank	386,715	27.92%	62,332	4.50%	79,646	5.750%	90,035	6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial , Inc.	411,980	22.43%	73,481	4.00%	N/A	N/A	N/A	N/A
WaterStone Bank	386,715	21.10%	73,304	4.00%	N/A	N/A	91,630	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	386,715	21.44%	108,243	6.00%	N/A	N/A	N/A	N/A

	December 31, 2016
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	$426,496	32.23%	105,870	8.00%	114,141	8.62%	N/A	N/A
WaterStone Bank	389,602	29.50%	105,641	8.00%	113,895	8.62%	132,052	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	410,467	31.02%	79,402	6.00%	87,673	6.63%	N/A	N/A
WaterStone Bank	373,573	28.29%	79,231	6.00%	87,484	6.63%	105,641	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	410,467	31.02%	59,552	4.50%	67,823	5.12%	N/A	N/A
WaterStone Bank	373,573	28.29%	59,423	4.50%	67,676	5.12%	85,834	6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial , Inc.	410,467	23.20%	70,760	4.00%	N/A	N/A	N/A	N/A
WaterStone Bank	373,573	21.17%	70,573	4.00%	N/A	N/A	88,216	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	373,573	20.90%	107,247	6.00%	N/A	N/A	N/A	N/A

10)	Stock Based Compensation

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

In 2015, the Company's shareholders approved the 2015 Equity Incentive Plan. A total of 2,530,000 stock options and 1,012,000 restricted shares were approved for award.  The 685,000 stock options granted to employees under this plan vest over a period of five years. The 600,000 stock option awards granted to directors under this plan vest over a period of eight years. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The 385,500 restricted stock awards granted to employees under this plan vest in five installments over four years with one installment vesting immediately. The 184,000 stock awards granted to directors under this plan vest in eight installments over seven years with one installment vesting immediately. The fair value of the awards were  equal to the quoted NASDAQ market closing price on the vest date.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of a peer group including Waterstone Financial, Inc. stock from approximately five years prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the years ended December 31, 2017 and 2016.

	2017		2016
	Minimum	Maximum	Minimum	Maximum
Dividend Yield	2.48%	2.71%	1.46%	2.56%
Risk-free interest rate	1.80%	1.93%	1.22%	2.04%
Expected volatility	27.79%	32.54%	27.17%	31.47%
Weighted average expected life	5.3	5.5	4.5	5.5
Weighted average per share value of options	$4.01	4.63	2.84	4.52

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

A summary of the Company's stock option activity for the years ended December 31, 2017, 2016 and 2015 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Years Remaining in Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding December 31, 2014	970,747	$12.33	3.32	797
Options exercisable at December 31, 2014	824,803	14.16	2.67	(829)

Granted	1,210,000	12.79		1,584
Exercised	(62,276)	1.90		760
Forfeited	(15,424)	13.42		10
Outstanding December 31, 2015	2,103,047	12.90	6.15	2,533
Options exercisable at December 31, 2015	810,255	14.25	1.63	(123)

Granted	55,000	15.54		151
Exercised	(736,548)	15.04		2,388
Forfeited	(59,000)	13.15		303
Outstanding December 31, 2016	1,362,499	11.83	7.74	8,785
Options exercisable at December 31, 2016	304,595	9.66	6.44	2,625

Granted	20,000	18.78		(35)
Exercised	(211,205)	6.48		2,233
Forfeited	(12,195)	14.83		27
Outstanding December 31, 2017	1,159,099	12.89	7.24	4,870
Options exercisable at December 31, 2017	331,097	12.53	7.10	1,501

The following table summarizes information about the Company's stock options outstanding at December 31, 2017.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price	Remaining Life (Years)
Range of Exercise Prices
$0.01 - $5.00	8,785	$1.73	4.01	8,785	$1.73	4.01
$5.01 - $10.00	-	-	-	-	-	-
$10.01 - $15.00	1,115,314	12.82	7.21	319,312	12.82	7.17
Over $15.01	35,000	18.59	9.07	3,000	18.61	9.08
	1,159,099	$12.89	7.24	331,097	$12.53	7.10

The following table summarizes information about the Company's nonvested stock option activity for the years ended December 31, 2017 and 2016:

Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2015	1,292,792	$3.09
Granted	55,000	3.46
Vested	(230,888)	2.86
Forfeited	(59,000)	3.19
Nonvested at December 31, 2016	1,057,904	3.16

Nonvested at December 31, 2016	1,057,904	3.16
Granted	20,000	4.26
Vested	(237,707)	2.87
Forfeited	(12,195)	3.55
Nonvested at December 31, 2017	828,002	3.27

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  During the year ended December 31, 2017, 20,000 options were granted, 12,195 were forfeited, of which none were vested.  During the year ended December 31, 2016, 55,000 options were granted, 59,000 were forfeited, of which none were vested.  During the year ended December 31, 2015, 1,210,000 options were granted and 15,424 were forfeited, of which 8,229 were vested.  Expense for the stock options granted of $638,000, $641,000 and $580,000 was recognized during the years ended December 31, 2017, 2016 and 2015, respectively.  At December 31, 2017, the Company had $2.2 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 48 months.

The following table summarizes information about the Company's restricted stock shares activity for the years ended December 31, 2017 and 2016:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	488,321	$12.03
Granted	20,000	14.84
Vested	(109,559)	11.17
Forfeited	(20,000)	12.75
Nonvested at December 31, 2016	378,762	12.39

Nonvested at December 31, 2016	378,762	12.39
Granted	-	-
Vested	(119,562)	11.39
Forfeited	-	-
Nonvested at December 31, 2017	259,200	12.85

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  During the year ended December 31, 2017, no shares of restricted stock were granted and no shares were forfeited.  During the year ended December 31, 2016, 20,000 shares of restricted stock were granted and 20,000 shares were forfeited.  Expense for the restricted stock awards of $1.3 million, $1.3 million and $2.2 million was recorded for the years ended December 31, 2017, 2016 and 2015, respectively.  At December 31, 2017, the Company had $2.4 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 34 months.

11)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank's plan.  Waterstone Mortgage employees over 18 years of age are eligible to participate in its plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made matching contributions of $825,000, $759,000 and $595,000 to the plans during the years ended December 31, 2017, 2016 and 2015 respectively.

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

During the year ended December 31, 2014, the Plan borrowed an additional $23.8 million from the Company, refinanced the remaining 83,561 shares (related to the 2005 Plan purchase), and purchased an additional 2,024,000 shares of common stock of the Company in the open market.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-twentieth of the total 2,107,561 shares are scheduled to be released annually as shares are earned over a period of twenty years, beginning with the period ended December 31, 2014.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as "Unearned ESOP shares" in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $2.0 million, $1.6 million and $1.4 million, respectively for the years ended December 31, 2017, 2016 and 2015.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, 2017 and 2016 is as follows:

	2017	2016
Beginning ESOP shares	1,791,427	1,896,805
Shares committed to be released	(105,378)	(105,378)
Unreleased shares	1,686,049	1,791,427
Fair value of unreleased shares (in millions)	$28.7	33.0

13)	Income Taxes

The provision for income taxes for the year ended December 31, 2017, 2016 and 2015 consists of the following:

	Years ended December 31,
	2017	2016	2015
	(In Thousands)
Current:
Federal	$13,028	12,255	8,061
State	2,362	2,643	1,342
	15,390	14,898	9,403
Deferred:
Federal	2,960	1,084	(447)
State	119	480	293
	3,079	1,564	(154)
Total	$18,469	16,462	9,249

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2017, 2016 and 2015 as follows:

	Years ended December 31,
	2017	2016	2015
	(Dollars In Thousands)
Income before income taxes	$44,433	41,994	25,819
Tax at Federal statutory rate (35%)	15,552	14,698	9,037
Add (deduct) effect of:
State income taxes net of Federal income tax benefit	1,613	2,030	1,063
Cash surrender value of life insurance	(632)	(619)	(496)
Non-deductible ESOP and stock option expense	380	268	181
Tax-exempt interest income	(449)	(529)	(552)
Non-deductible compensation	280	254	154
Stock option write off	-	773	-
Deferred tax asset revaluation	2,644	-	-
Stock compensation	(1,074)	(517)	-
Other	155	104	(138)
Income tax provision	18,469	16,462	9,249
Effective tax rate	41.6%	39.2%	35.8%

The significant components of the Company's net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31,

2017 and 2016:

	December 31,
	2017	2016
Gross deferred tax assets:	(In Thousands)
Fixed assets	$480	729
Compensation agreements	-	27
Restricted stock and stock options	466	638
Allowance for loan losses	3,451	6,109
Repurchase reserve for loans sold	159	183
Real estate owned	993	1,529
Nonaccrual interest	305	531
Capital loss carryforward	-	21
Unrealized loss on impaired securities	23	36
Other	192	313
Total gross deferred tax assets	6,069	10,116
Gross deferred tax liabilities:
Unrealized gain on securities available for sale, net	(11)	(81)
Mortgage servicing rights	(119)	(894)
FHLB stock	(232)	(303)
Deferred loan fees	(703)	(820)
Deferred liabilities	(1,065)	(2,098)
Net deferred tax assets	$5,004	8,018

The Company had a Wisconsin net operating loss carry forward of $26,000 at December 31, 2017 which will begin to expire in 2028. The Company has no capital loss carryforwards as of December 31, 2017.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2017 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and combined state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to state income tax examinations by certain state tax authorities for years before 2013 or subject to federal tax examinations for the years before 2014.

As a result of the Tax Cuts and Jobs Act that was enacted into law on December 22, 2017, the Company revalued its net deferred tax asset to reflect the reduction in its federal corporate income tax rate from 35% to 21%. This revaluation resulted in a one-time income tax expense of approximately $2.7 million during the fourth quarter of 2017.  The revaluation is subject to adjustment in future periods.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of December 31, 2017 and December 31, 2016.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In thousands)
December 31, 2017
Repurchase Agreements
Short-term	$11,285	-	11,285	11,825	-
Long-term	-	-	-	-	-
	$11,285	-	11,285	11,825	-

December 31, 2016
Repurchase Agreements
Short-term	$8,155	-	8,155	8,155	-
Long-term	84,000	-	84,000	84,000	-
	$92,155	-	92,155	92,155	-

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

	December 31,
	2017	2016
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans(1)	$31,543	30,903
Commitments to extend credit under home equity lines of credit	14,972	14,367
Unused portion of construction loans	17,097	21,137
Unused portion of business lines of credit	16,878	15,095
Standby letters of credit	259	333
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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2017 and 2016.

In the normal course of business, the Company, or it's subsidiaries are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Herrington et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington, plus post-judgment interest. On February 12, 2018, the District Court awarded post-arbitration fees and costs of approximately $98,000. The judgment is currently being appealed to the Seventh Circuit Court of Appeals, and execution of the judgment is stayed pending appeal. If the judgment is upheld, the Company has estimated that the award, which includes attorney's fees, costs, and interest, could be as high as $11 million. Waterstone Mortgage Corporation will continue to vigorously defend its interests in this matter, including pursuing appropriate appellate processes to challenge the judgment. Although the Company believes there is a basis for appeal, there remains a reasonable possibility that the Court's judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $11 million. Given the pending appeal, we do not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

Werner et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a putative collection action lawsuit that was filed on August 4, 2017 in the United States District Court for the Western District of Wisconsin, Werner et al. v. Waterstone Mortgage Corporation. Plaintiffs allege that Waterstone Mortgage Corporation violated the Fair Labor Standards Act (FLSA) by failing to pay loan officers minimum and overtime wages. The case in the early stages of litigation. On October 26, 2017, Plaintiffs moved for conditional certification and to provide notice to the putative class. On February 9, 2018, the Court denied Plaintiffs' motion for conditional certification and notice. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims.  Given the early stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, or is it able to estimate the range of any possible loss.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At December 31, 2017, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $281.9 million and interest rate lock commitments with an aggregate notional amount of approximately $159.6 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2017 included a gain of $299,000 that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2017 included a gain of $1.7 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2017	Level 1	Level 2	Level 3
	(In Thousands)
Available for sale securities
Mortgage-backed securities	$57,435	-	57,435	-
Collateralized mortgage obligations
Government sponsored enterprise issued	60,500	-	60,500	-
Government sponsored enterprise bonds	2,497	-	2,497	-
Municipal securities	63,769	-	63,769	-
Other debt securities	14,525	-	14,525	-
Certificates of deposit	981	-	981	-
Loans held for sale	149,896	-	149,896	-
Mortgage banking derivative assets	2,004	-	-	2,004

		Fair Value Measurements Using
	December 31, 2016	Level 1	Level 2	Level 3
	(In Thousands)
Available for sale securities
Mortgage-backed securities	$73,413	-	73,413	-
Collateralized mortgage obligations
Government sponsored enterprise issued	62,002	-	62,002	-
Government sponsored enterprise bonds	2,503	-	2,503	-
Municipal securities	70,696	-	70,696	-
Other debt securities	16,950	2,541	14,409	-
Certificates of deposit	1,231	-	1,231	-
Loans held for sale	225,248	-	225,248	-
Mortgage banking derivative assets	3,403	-	-	3,403
Mortgage banking derivative liabilities	69	-	-	69

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

Mortgage banking derivatives, net

Balance at December 31, 2015	$2,188

Transfer into level 3	-
Mortgage derivative gain, net	1,146
Balance at December 31, 2016	3,334

Transfer into level 3	-
Mortgage derivative loss, net	(1,330)
Balance at December 31, 2017	$2,004

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2017	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$861	-	-	861
Real estate owned	4,558	-	-	4,558

		Fair Value Measurements Using
	December 31, 2016	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$2,814	-	-	2,814
Real estate owned	6,118	-	-	6,118
_________
(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2017, loans determined to be impaired with an outstanding balance of $1.0 million were carried net of specific reserves of $155,000 for a fair value of $861,000.  At December 31, 2016, loans determined to be impaired with an outstanding balance of $3.5 million were carried net of specific reserves of $662,000 for a fair value of $2.8 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the fair value of real estate owned totaled $514,000 and $656,000 during the year ended December 31, 2017 and 2016, respectively and are recorded in real estate owned expense. At December 31, 2017 and December 31, 2016, real estate owned totaled $4.6 million and $6.1 million, respectively.

Mortgage servicing rights -  The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  For the purpose of measuring impairment, mortgage servicing rights are stratified based upon predominant risk characteristics of the underlying loans.  At December 31, 2017 and December 31, 2016, there was no impairment identified for mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant Unobservable Input Value
	December 31, 2017	Valuation Technique	Unobservable Inputs	Minimum Value	Maximum Value
Mortgage banking derivatives	$2,004	Pricing models	Pull through rate	34.4%	99.8%
Impaired loans	861	Market approach	Discount rates applied to appraisals	15.0%	25.0%
Real estate owned	4,558	Market approach	Discount rates applied to appraisals	17.3%	85.7%
Mortgage servicing rights	1,125	Pricing models	Prepayment rate	7.0%	30.0%
			Discount rate	11.0%	12.0%
			Cost to service	$81.00	$204.00

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

The carrying amounts and fair values of the Company's financial instruments consist of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017					December 31, 2016
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$48,607	48,607	39,607	9,000	-	47,217	47,217	34,967	12,250	-
Securities available-for-sale	199,707	199,707	-	199,707	-	226,795	226,795	2,541	224,254	-
Loans held for sale	149,896	149,896	-	149,896	-	225,248	225,248	-	225,248	-
Loans receivable	1,291,814	1,291,142	-	-	1,291,142	1,177,884	1,212,967	-	-	1,212,967
FHLB stock	16,875	16,875	-	16,875	-	13,275	13,275	-	13,275	-
Accrued interest receivable	4,924	4,924	4,924	-	-	4,281	4,281	4,281	-	-
Mortgage servicing rights	888	1,125	-	-	1,125	2,260	3,232	-	-	3,232
Mortgage banking derivative assets	2,004	2,004	-	-	2,004	3,403	3,403	-	-	3,403

Financial Liabilities
Deposits	967,380	967,558	278,401	689,157	-	949,411	949,825	282,827	666,998	-
Advance payments by borrowers for taxes	4,876	4,876	4,876	-	-	4,716	4,716	4,716	-	-
Borrowings	386,285	384,348	-	384,348	-	387,155	390,932	-	390,932	-
Accrued interest payable	886	886	886	-	-	916	916	916	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	69	69	-	-	69

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

	For the year ended December 31,
	2017	2016	2015
	(In Thousands, except per share amounts)
Net income	$25,964	25,532	16,570
Net income available to unvested restricted stockholders	-	15	19
Net income available to common stockholders	$25,964	25,517	16,551

Weighted average shares outstanding	27,467	27,037	29,161
Effect of dilutive potential common shares	432	337	270
Diluted weighted average shares outstanding	27,899	27,374	29,431

Basic income per share	$0.95	0.94	0.57
Diluted income per share	$0.93	0.93	0.56

19)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2017	2016
	(In Thousands)
Assets
Cash and cash equivalents	$28,954	37,989
Securities available for sale (at fair value)	-	2,541
Investment in subsidiaries	386,838	373,705
Other assets	207	170
Total Assets	$415,999	414,405

Liabilities and shareholders' equity
Liabilities:
Other liabilities	$3,895	3,715
Shareholders' equity
Preferred Stock (par value $.01 per share), Authorized - 50,000,000 shares in 2017 and 2016, no shares issued	-	-
Common stock (par value $.01 per share), Authorized - 100,000,000 shares in 2017 and in 2016, Issued - 29,501,346 in 2017 and 29,430,123 in 2016, Outstanding - 29,501,346 in 2017 and 29,430,123 in 2016	295	294
Additional paid-in-capital	326,655	322,934
Retained earnings	183,358	184,565
Unearned ESOP shares	(18,991)	(20,178)
Cost of shares repurchased (6,030,900 in 2017 and 5,908,150 in 2016), at cost	(78,736)	(76,547)
Accumulated other comprehensive loss (net of taxes)	(477)	(378)
Total shareholders' equity	412,104	410,690
Total liabilities and shareholders' equity	$415,999	414,405

Statements of Operations

	For the year ended December 31,
	2017	2016	2015
	(In Thousands)

Interest income	$675	716	770
Equity in income of subsidiaries (distributed and undistributed)	25,937	26,309	16,513
Total income	26,612	27,025	17,283

Compensation	-	-	-
Professional fees	57	34	24
Other expense	575	553	586
Total expense	632	587	610

Income before income tax expense	25,980	26,438	16,673

Income tax expense	16	906	103
Net income	$25,964	25,532	16,570

Statements of Cash Flows

	For the year ended December 31,
	2017	2016	2015
	(In Thousands)
Cash flows from operating activities
Net income	$25,964	25,532	16,570
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned ESOP	1,956	1,633	1,385
Stock based compensation	1,902	1,913	2,817
Deferred income taxes	(58)	854	49
Equity in earnings of subsidiaries	(25,937)	(26,309)	(16,513)
Change in other assets and liabilities	530	(2,031)	(1,286)
Net cash provided by operating activities	4,357	1,592	3,022

Net cash used in investing activities	-	-	-

Dividends received from subsidiary	14,698	12,783	4,678
Cash dividends on common stock	(26,952)	(6,917)	(5,869)
Financing for purchase of ESOP shares	-	-	-
Proceeds from stock option exercises	1,052	3,556	113
Proceeds/refunds from stock offering	-	-	-
Purchase of common stock returned to authorized but unissued	(2,190)	(3,858)	(72,748)
Net (used in) cash provided by financing activities	(13,392)	5,564	(73,826)
Net (decrease) increase in cash	(9,035)	7,156	(70,804)
Cash and cash equivalents at beginning of year	37,989	30,833	101,637
Cash and cash equivalents at end of year	$28,954	37,989	30,833

20)	Segment Reporting

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

	As of or for the Year ended December 31, 2017
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income (loss)	$50,608	(49)	174	50,733
Provision for loan losses	(1,300)	134	-	(1,166)
Net interest income (loss) after provision for loan losses	51,908	(183)	174	51,899

Noninterest income	3,942	122,091	(1,620)	124,413

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	17,495	80,077	(488)	97,084
Occupancy, office furniture, and equipment	3,127	7,051	-	10,178
FDIC insurance premiums	499	-	-	499
Real estate owned	379	-	-	379
Other	5,765	18,962	(988)	23,739
Total noninterest expenses	27,265	106,090	(1,476)	131,879
Income before income taxes	28,585	15,818	30	44,433
Income taxes	12,228	6,225	16	18,469
Net income	$16,357	9,593	14	25,964

Total Assets	$1,834,191	173,237	(201,027)	1,806,401

	As of or for the Year ended December 31, 2016
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income	$42,940	216	288	43,444
Provision for loan losses	200	180	-	380
Net interest income after provision for loan losses	42,740	36	288	43,064

Noninterest income	4,619	122,842	(1,096)	126,365

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	17,192	78,288	(424)	95,056
Occupancy, office furniture and equipment	3,165	6,182	-	9,347
FDIC insurance premiums	615	-	-	615
Real estate owned	399	-	-	399
Other	4,979	17,549	(510)	22,018
Total noninterest expenses	26,350	102,019	(934)	127,435
Income before income taxes	21,009	20,859	126	41,994
Income taxes	7,006	8,550	906	16,462
Net income (loss)	$14,003	12,309	(780)	25,532

Total Assets	$1,794,697	252,864	(256,942)	1,790,619

	As of or for the Year ended December 31, 2015
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$37,735	759	350	38,844
Provision for loan losses	1,600	365	-	1,965
Net interest income after provision for loan losses	36,135	394	350	36,879

Noninterest income	3,493	101,499	(518)	104,474

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	16,462	65,712	(421)	81,753
Occupancy, office furniture and equipment	3,278	6,009	-	9,287
FDIC insurance premiums	1,058	-	-	1,058
Real estate owned	2,649	15	-	2,664
Other	4,512	16,169	91	20,772
Total noninterest expenses	27,959	87,905	(330)	115,534
Income before income taxes	11,669	13,988	162	25,819
Income taxes	3,419	5,727	103	9,249
Net income	$8,250	8,261	59	16,570

Total Assets	$1,729,582	188,324	(155,177)	1,762,729

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

As of December 31, 2017, management assessed the effectiveness of the Company's internal control over financial reporting based on criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2017 is effective.

RSM US LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, is included below under the heading "Report of Independent Registered Public Accounting Firm."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Waterstone Financial, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Waterstone Financial, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements of the Company and our report dated March 6, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Milwaukee, Wisconsin
March 6, 2018

Item 9B.       Other Information.

None

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

The information in the Company's definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption "Proposal 1 - Election of Directors" and compliance with Section 16 reporting requirements under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" continued below and information concerning corporate governance under the caption "Other Board and Corporate Governance Matters" and "Board Meetings and Committees" in Part I hereof is incorporated herein by reference.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 60	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
William F. Bruss, 48	General Counsel, Executive Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Mark R. Gerke, 43	Chief Financial Officer and Vice President of Waterstone Financial and of WaterStone Bank	2016
Eric J. Egenhoefer, 42	President of Waterstone Mortgage Corporation	2008

*	Excluding directorships and excluding positions with Bank subsidiary that do not constitute a substantial part of the officers' duties.

Item 11.      Executive Compensation

The information in the Company's definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," and "Compensation Committee Report" is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company's definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Beneficial Ownership of Common Stock" is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2017 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2006 Equity Incentive Plan	1,366,301	(1)	$3.60	273,392
2015 Equity Incentive Plan	1,714,500	(2)	$13.00	1,787,500
__________
(1)
Consists of 1,000,140 shares reserved for grants of stock options and 366,161 shares reserved for grants of restricted stock.  On December 31, 2017, 12,785 options were outstanding with a weighted average exercise price of $3.60 of which 11,785 were exercisable as of that date.

(2)
Consists of 1,165,000 shares reserved for grants of stock options and 549,500 shares reserved for grants of restricted stock.  On December 31, 2017, 1,146,314 options were outstanding with a weighted average exercise price of $13.00 of which 319,312 were exercisable as of that date.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information in the Company's definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Transactions with Certain Related Parties" and "Board Meetings and Committees" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company's definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Proposal 2 - Ratification of the Appointment of Our Independent Registered Public Accounting Firm," is incorporated herein by reference.

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
1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

Report of RSM US LLP, Independent Registered Public Accounting Firm, on consolidated financial statements.

Consolidated Statements of Financial Condition – December 31, 2017 and 2016.

Consolidated Statements of Operations – Years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income  – Years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Changes in Shareholders' Equity – Years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015.

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
("Waterstone Financial" or the "Company")
Commission File No. 000-51507

EXHIBIT INDEX
TO
2017 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2017:

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

WATERSTONE FINANCIAL, INC.

By:	/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes Douglas S. Gordon or Mark R. Gerke, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*

Signature and Title

/s/ Douglas S. Gordon	/s/ Patrick S. Lawton
Douglas S. Gordon,	Patrick S. Lawton, Chairman and Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark R. Gerke	/s/ Ellen S. Bartel
Mark R. Gerke	Ellen S. Bartel, Director
Chief Financial Officer

/s/ Thomas E. Dalum
Thomas E Dalum, Director

/s/ Michael L. Hansen
Michael L. Hansen, Director

/s/ Kristine A. Rappé
Kristine A. Rappé, Director

/s/ Stephen J. Schmidt
Stephen J. Schmidt, Director

*Each of the above signatures is affixed as of March 6, 2018.