Form 10-Q
period 2018-03-31
Waterstone Financial, Inc.
filed 2018-04-30
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 29,316,907 at April 26, 2018.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item l. Financial Statements	3
Consolidated Statements of Financial Condition as of March 31, 2018 (unaudited) and December 31, 2017	3
Consolidated Statements of Income for the three months ended March 31, 2018 and 2017 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (unaudited)	5
Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2018 and 2017 (unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	31 - 44
Item 3. Quantitative and Qualitative Disclosures about Market Risk	45
Item 4. Controls and Procedures	46

PART II. OTHER INFORMATION	46

Item 1. Legal Proceedings	46
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	46 46 47 47 48
Item 6. Exhibits	48
Signatures	48

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2018	December 31, 2017
Assets	(Dollars In Thousands, except share and per share data)
Cash	$53,000	$22,306
Federal funds sold	27,143	17,034
Interest-earning deposits in other financial institutions and other short term investments	3,264	9,267
Cash and cash equivalents	83,407	48,607
Securities available for sale (at fair value)	186,983	199,707
Loans held for sale (at fair value)	127,638	149,896
Loans receivable	1,314,672	1,291,814
Less: Allowance for loan losses	13,190	14,077
Loans receivable, net	1,301,482	1,277,737

Office properties and equipment, net	22,592	22,941
Federal Home Loan Bank stock (at cost)	18,675	16,875
Cash surrender value of life insurance	66,324	65,996
Real estate owned, net	3,374	4,558
Prepaid expenses and other assets	28,789	20,084
Total assets	$1,839,264	$1,806,401

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$131,520	$129,597
Money market and savings deposits	145,506	148,804
Time deposits	697,198	688,979
Total deposits	974,224	967,380

Borrowings	434,365	386,285
Advance payments by borrowers for taxes	12,004	4,876
Other liabilities	21,252	35,756
Total liabilities	1,441,845	1,394,297

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2018 and in 2017, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2018 and in 2017
Issued - 29,323,807 in 2018 and 29,501,346 in 2017
Outstanding - 29,323,807 in 2018 and 29,501,346 in 2017	293	295
Additional paid-in capital	327,748	326,655
Retained earnings	173,163	183,358
Unearned ESOP shares	(18,694)	(18,991)
Accumulated other comprehensive loss, net of taxes	(2,631)	(477)
Cost of shares repurchased (6,247,819 shares at March 31, 2018 and 6,030,900 shares at December 31, 2017)	(82,460)	(78,736)
Total shareholders' equity	397,419	412,104
Total liabilities and shareholders' equity	$1,839,264	$1,806,401

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2018	2017
	(In Thousands, except per share amounts)

Interest income:
Loans	$15,458	$14,238
Mortgage-related securities	638	696
Debt securities, federal funds sold and short-term investments	867	852
Total interest income	16,963	15,786
Interest expense:
Deposits	2,314	1,795
Borrowings	1,508	2,096
Total interest expense	3,822	3,891
Net interest income	13,141	11,895
Provision for loan losses	(880)	(1,211)
Net interest income after provision for loan losses	14,021	13,106
Noninterest income:
Service charges on loans and deposits	399	367
Increase in cash surrender value of life insurance	328	318
Mortgage banking income	24,187	24,687
Other	269	565
Total noninterest income	25,183	25,937
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,983	19,995
Occupancy, office furniture, and equipment	2,639	2,527
Advertising	860	724
Data processing	625	598
Communications	382	379
Professional fees	700	607
Real estate owned	317	411
FDIC insurance premiums	125	120
Other	3,516	3,697
Total noninterest expenses	30,147	29,058
Income before income taxes	9,057	9,985
Income tax expense	2,104	3,413
Net income	$6,953	$6,572
Income per share:
Basic	$0.25	$0.24
Diluted	$0.25	$0.24
Weighted average shares outstanding:
Basic	27,509	27,323
Diluted	27,802	27,867

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2018	2017
	(In Thousands)
Net income	$6,953	$6,572

Other comprehensive (loss) gain, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $812 and $(153) respectively	(2,159)	234
Reclassification adjustment for net deferred tax liability revaluation	5	-

Total other comprehensive (loss) income	(2,154)	234
Comprehensive income	$4,799	$6,806

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Repurchased	Total Shareholders' Equity
	Shares	Amount
	(Dollars In Thousands, except per share amounts)
Balances at December 31, 2016	29,430	$$294	$322,934	$184,565	$(20,178)	$(378)	$(76,547)	$410,690

Comprehensive income:
Net income	-	-	-	6,572	-	-	-	6,572
Other comprehensive income	-	-	-	-	-	234	-	234
Total comprehensive income								6,806

ESOP shares committed to be released to Plan participants	-	-	185	-	297	-	-	482
Cash dividend, $0.12 per share	-	-	-	(3,320)	-	-	-	(3,320)
Stock compensation activity, net of tax	50	1	453	-	-	-	-	454
Stock compensation expense	-	-	474	-	-	-	-	474
Purchase of common stock returned to authorized but unissued	(29)	-	-	-	-	-	(524)	(524)
Balances at March 31, 2017	29,451	$$295	$324,046	$187,817	$(19,881)	$(144)	$(77,071)	$415,062

Balances at December 31, 2017	29,501	$$295	$326,655	$183,358	$(18,991)	$(477)	$(78,736)	$412,104

Comprehensive income:
Net income	-	-	-	6,953	-	-	-	6,953
Other comprehensive loss	-	-	-	-	-	(2,154)	-	(2,154)
Total comprehensive income								4,799

Reclassification for net deferred tax liability revaluation	-	-	-	(5)	-	-	-	(5)
ESOP shares committed to be released to Plan participants	-	-	159	-	297	-	-	456
Cash dividend, $0.62 per share	-	-	-	(17,143)	-	-	-	(17,143)
Stock based compensation activity	40	-	494	-	-	-	-	494
Stock compensation expense	-	-	440	-	-	-	-	440
Purchase of common stock returned to authorized but unissued	(217)	(2)	-	-	-	-	(3,724)	(3,726)
Balances at March 31, 2018	29,324	$$293	$327,748	$173,163	$(18,694)	$(2,631)	$(82,460)	$397,419

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2018	2017
	(In Thousands)

Operating activities:
Net income	$6,953	$6,572
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(880)	(1,211)
Provision for depreciation	558	520
Stock based compensation	440	474
Net amortization of premium/discount on debt and mortgage related securities	148	190
Amortization of unearned ESOP shares	456	482
Amortization and impairment of mortgage servicing rights	49	19
Gain on sale of loans held for sale	(20,684)	(21,647)
Loans originated for sale	(489,155)	(481,313)
Proceeds on sales of loans originated for sale	532,097	608,482
Increase in accrued interest receivable	(273)	(319)
Increase in cash surrender value of life insurance	(328)	(318)
Increase (decrease) in accrued interest on deposits and borrowings	18	(70)
Decrease in other liabilities	(2,166)	(3,877)
Increase in prepaid tax expense	(783)	(1,089)
Net loss related to real estate owned	201	315
Gain on sale of mortgage servicing rights	-	(308)
Other	(6,854)	(1,606)
Net cash provided by operating activities	19,797	105,296

Investing activities:
Net increase in loans receivable	(23,103)	(17,469)
Net change in FHLB stock	(1,800)	1,350
Purchases of:
Mortgage related securities	-	(4,976)
Premises and equipment, net	(221)	(505)
Proceeds from:
Principal repayments on mortgage-related securities	7,245	8,357
Maturities of debt securities	2,365	1,485
Sales of real estate owned	1,197	1,134
Net cash used in investing activities	(14,317)	(10,624)

Financing activities:
Net increase (decrease) in deposits	6,844	(3,370)
Net change in short term borrowings	(16,920)	(28,391)
Repayment of long term debt	65,000	(24,000)
Net change in advance payments by borrowers for taxes	(5,184)	(8,156)
Cash dividends on common stock	(17,188)	(3,274)
Purchase of common stock returned to authorized but unissued	(3,726)	(524)
Proceeds from stock option exercises	494	454
Net cash provided by (used in) financing activities	29,320	(67,261)
Increase in cash and cash equivalents	34,800	27,411
Cash and cash equivalents at beginning of period	48,607	47,217
Cash and cash equivalents at end of period	$83,407	$74,628

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$2,384	$5,042
Interest payments	3,804	3,961
Noncash activities:
Loans receivable transferred to real estate owned	238	416
Dividends declared but not paid in other liabilities	3,850	3,722

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2017 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.

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

Impact of Recent Accounting Pronouncements

Accounting Standards Codification ("ASC") Topic 606 "Revenue from Contracts with Customers." Authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" amended prior guidance to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and to provide clarification on identifying performance obligations and licensing implementation guidance.  The Company's revenue is comprised of interest and non-interest revenue. The majority of our revenue generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, investment securities, bank owned life insurance and gains on sales of loans held for sale.  The Company completed its overall assessment of revenue streams and related contracts affected by the guidance and adopted ASC 606 on January 1, 2018 with no impact on total shareholders' equity or net income.
Revenue Recognition

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adotpion of ASC 606.  The following is a discussion of revenues within the scope of the new revenue guidance:

●
Debit and credit card interchange fee income - Card processing fees consist of interchange fees from consumer debit and credit card networks and other card related services.  Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.

●
Service charges on deposit accounts - Revenue from service charges on deposit accounts is earned through deposit-related services; as well as overdraft, non-sufficient funds, account management and other deposit-related fees.  Revenue is recognized for these services either over time, corresponding with deposit accounts' monthy cycle, or at a point in time for transactional related services and fees.

●
Service charges on loan accounts - Revenue from loan accounts consists primarily of fees earned on prepayment penalties.  Revenue is recognized for these services at a point in time for transactional related services and fees.

ASC Topic 825 "Financial Instruments." Authoritative accounting guidance under ASC Topic 825, "Financial Instruments" amended prior guidance to require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected the fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The Company adopted ASC 825 on January 1, 2018 with no material impact on the Company's statements of operations or financial condition.

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

ASC Topic 310 "Receivables - Nonrefundable Fees and Other Costs." Authoritative accounting guidance under ASC Topic 310, "Receivables - Nonrefundable Fees and Other Costs" amends prior guidance by shortening the amortization period for certain callable debt securities held at a premium requiring the premium to be amortized to the earliest call date. The new authoritative guidance will be effective for reporting periods after January 1, 2019 with early adoption permitted. The Company is evaluating the guidance and its impact on the Company's statements of operations and financial condition.

ASC Topic 220 "Income Statement - Reporting Comprehensive Income." Authoritative accounting guidance under ASC Topic 220, "Income Statement - Reporting Comprehensive Income" allows Companies to make a one-time reclassification from accumulated other comprehensive income (loss) to retained earnings for the effects of remeasuring deferred income taxes originally recorded in other comprehensive income as a result of the change in the federal income tax rate by the Tax Cuts and Jobs Act.  The Company adopted this guidance on January 1, 2018 with no impact on total shareholders' equity or net income.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$53,198	$157	$(772)	$52,583
Collateralized mortgage obligations:
Government sponsored enterprise issued	58,158	1	(1,489)	56,670
Mortgage-related securities	111,356	158	(2,261)	109,253

Government sponsored enterprise bonds	500	-	(2)	498
Municipal securities	62,312	674	(203)	62,783
Other debt securities	15,004	-	(1,290)	13,714
Debt securities	77,816	674	(1,495)	76,995
Certificates of deposit	735	-	-	735
	$189,907	$832	$(3,756)	$186,983

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$57,351	$324	$(240)	$57,435
Collateralized mortgage obligations:
Government sponsored enterprise issued	61,313	3	(816)	60,500
Mortgage-related securities	118,664	327	(1,056)	117,935

Government sponsored enterprise bonds	2,500	-	(3)	2,497
Municipal securities	62,516	1,334	(81)	63,769
Other debt securities	15,005	12	(492)	14,525
Debt securities	80,021	1,346	(576)	80,791
Certificates of deposit	980	1	-	981
	$199,665	$1,674	$(1,632)	$199,707

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At March 31, 2018, $2.3 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2017, $2.3 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2018 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$8,202	$8,178
Due after one year through five years	24,745	24,628
Due after five years through ten years	33,943	34,456
Due after ten years	11,661	10,468
Mortgage-related securities	111,356	109,253
	$189,907	$186,983

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$40,078	$(595)	$4,180	$(177)	$44,258	$(772)
Collateralized mortgage obligations:
Government sponsored enterprise issued	35,746	(780)	20,319	(709)	56,065	(1,489)
Government sponsored enterprise bonds	498	(2)	-	-	498	(2)
Municipal securities	28,006	(201)	100	(2)	28,106	(203)
Other debt securities	4,975	(29)	8,739	(1,261)	13,714	(1,290)
Certificates of deposit	-	-	-	-	-	-
	$109,303	$(1,607)	$33,338	$(2,149)	$142,641	$(3,756)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$35,136	$(143)	$4,464	$(97)	$39,600	$(240)
Collateralized mortgage obligations:
Government sponsored enterprise issued	37,949	(348)	21,651	(468)	59,600	(816)
Government sponsored enterprise bonds	2,497	(3)	-	-	2,497	(3)
Municipal securities	17,096	(80)	100	(1)	17,196	(81)
Other debt securities	-	-	9,508	(492)	9,508	(492)
Certificates of deposit	-	-	-	-	-	-
	$92,678	$(574)	$35,723	$(1,058)	$128,401	$(1,632)

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

(In Thousands)
Credit-related impairments on securities as of December 31, 2016	$94
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Credit-related impairments on securities as of December 31, 2017	94
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Credit-related impairments on securities as of March 31, 2018	$94

As of March 31, 2018, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of March 31, 2018, this security had an amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of March 31, 2018, the Company had five mortgage-backed securities, 14 government sponsored enterprise issued securities, one municipal bond security, and one corporate debt security which had been in an unrealized loss position for twelve months or longer and represents a loss of 2.6% of the aggregate amortized cost. These securities were determined not to be other-than-temporarily impaired as of March 31, 2018. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the three months ended March 31, 2018 and March 31, 2017, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018	December 31, 2017
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$457,254	$439,597
Multi-family	571,690	578,440
Home equity	21,012	21,124
Construction and land	19,151	19,859
Commercial real estate	211,476	195,842
Consumer	240	255
Commercial loans	33,849	36,697
	$1,314,672	$1,291,814

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

Qualifying loans receivable totaling $979.1 million and $971.3 million at March 31, 2018 and December 31, 2017, respectively, are pledged as collateral against $415.0 million and $375.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLBC") advances under a blanket security agreement at March 31, 2018 and December 31, 2017.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank.  As of March 31, 2018 and December 31, 2017, loans aggregating approximately $4.3 million and $4.5 million, respectively, were outstanding to such parties.  None of these loans were considered impaired as of March 31, 2018 or December 31, 2017.

As of March 31, 2018 and December 31, 2017, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of March 31, 2018 and December 31, 2017 follows:

	As of March 31, 2018
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,950	$-	$3,870	$5,820	$451,434	$457,254
Multi-family	15	-	386	401	571,289	571,690
Home equity	350	30	74	454	20,558	21,012
Construction and land	-	-	-	-	19,151	19,151
Commercial real estate	-	-	180	180	211,296	211,476
Consumer	46	-	-	46	194	240
Commercial loans	-	-	26	26	33,823	33,849
Total	$2,361	$30	$4,536	$6,927	$1,307,745	$1,314,672

	As of December 31, 2017
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,494	$146	$3,516	$5,156	$434,441	$439,597
Multi-family	-	128	192	320	578,120	578,440
Home equity	68	-	56	124	21,000	21,124
Construction and land	-	-	-	-	19,859	19,859
Commercial real estate	-	-	184	184	195,658	195,842
Consumer	-	-	-	-	255	255
Commercial loans	-	42	26	68	36,629	36,697
Total	$1,562	$316	$3,974	$5,852	$1,285,962	$1,291,814

(1)	Includes $109,000 and $241,000 at March 31, 2018 and December 31, 2017, respectively, which are on non-accrual status.
(2)	Includes $- and $15,000 at March 31, 2018 and December 31, 2017, respectively, which are on non-accrual status.
(3)	Includes $1.9 million and $1.8 million at March 31, 2018 and December 31, 2017, respectively, which are on non-accrual status.

A summary of the activity for the three months ended March 31, 2018 and 2017 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended March 31, 2018
Balance at beginning of period	$5,794	$4,431	$356	$949	$1,881	$10	$656	$14,077
Provision (credit) for loan losses	58	(514)	(19)	(247)	25	(1)	(182)	(880)
Charge-offs	(60)	-	-	-	-	-	-	(60)
Recoveries	32	13	7	-	1	-	-	53
Balance at end of period	$5,824	$3,930	$344	$702	$1,907	$9	$474	$13,190

Three months ended March 31, 2017
Balance at beginning of period	$7,164	$4,809	$364	$1,016	$1,951	$12	$713	$16,029
Provision (credit) for loan losses	(328)	(470)	13	(10)	(306)	(1)	(109)	(1,211)
Charge-offs	(213)	(5)	-	-	-	-	-	(218)
Recoveries	88	22	7	13	-	-	-	130
Balance at end of period	$6,711	$4,356	$384	$1,019	$1,645	$11	$604	$14,730

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of March 31, 2018 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$84	$-	$55	$-	$30	$-	$-	$169
Allowance related to loans collectively evaluated for impairment	5,740	3,930	289	702	1,877	9	474	13,021
Balance at end of period	$5,824	$3,930	$344	$702	$1,907	$9	$474	$13,190

Loans individually evaluated for impairment	$5,051	$1,179	$153	$-	$180	$-	$26	$6,589
Loans collectively evaluated for impairment	452,203	570,511	20,859	19,151	211,296	240	33,823	1,308,083
Total gross loans	$457,254	$571,690	$21,012	$19,151	$211,476	$240	$33,849	$1,314,672

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of December 31, 2017 follows:

	One- to Four-Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$77	$-	$44	$-	$34	$-	$-	$155
Allowance related to loans collectively evaluated for impairment	5,717	4,431	312	949	1,847	10	656	13,922
Balance at end of period	$5,794	$4,431	$356	$949	$1,881	$10	$656	$14,077

Loans individually evaluated for impairment	$7,418	$1,007	$185	$-	$540	$-	$26	$9,176
Loans collectively evaluated for impairment	432,179	577,433	20,939	19,859	195,302	255	36,671	1,282,638
Total gross loans	$439,597	$578,440	$21,124	$19,859	$195,842	$255	$36,697	$1,291,814

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of March 31, 2018 and December 31, 2017:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2018
Substandard	$7,953	$1,179	$153	$-	$1,047	$-	$1,573	$11,905
Watch	4,774	329	472	-	288	-	719	6,582
Pass	444,527	570,182	20,387	19,151	210,141	240	31,557	1,296,185
	$457,254	$571,690	$21,012	$19,151	$211,476	$240	$33,849	$1,314,672

At December 31, 2017
Substandard	$7,581	$1,135	$138	$-	$1,124	$-	$1,585	$11,563
Watch	4,939	330	401	-	295	-	741	6,706
Pass	427,077	576,975	20,585	19,859	194,423	255	34,371	1,273,545
	$439,597	$578,440	$21,124	$19,859	$195,842	$255	$36,697	$1,291,814

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers' loan committee review and approval of all loans in excess of $500,000.  A member of the credit department, independent of the loan originator, performs a loan review for all loans. Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, multi-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship exceed $1.0 million in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage. Watch loans have potential weaknesses that deserve management's attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

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

The following tables present data on impaired loans at March 31, 2018 and December 31, 2017.

	As of or for the Three Months Ended March 31, 2018
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$736	$736	$84	$-	$738	$9
Multi-family	-	-	-	-	-	-
Home equity	97	97	55	-	98	2
Construction and land	-	-	-	-	-	-
Commercial real estate	30	439	30	409	32	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	863	1,272	169	409	868	11
Total Impaired with no Reserve
One- to four-family	4,315	4,780	-	465	4,364	64
Multi-family	1,179	2,039	-	860	1,190	21
Home equity	56	56	-	-	57	1
Construction and land	-	-	-	-	-	-
Commercial real estate	150	150	-	-	150	-
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	5,726	7,051	-	1,325	5,787	86
Total Impaired
One- to four-family	5,051	5,516	84	465	5,102	73
Multi-family	1,179	2,039	-	860	1,190	21
Home equity	153	153	55	-	155	3
Construction and land	-	-	-	-	-	-
Commercial real estate	180	589	30	409	182	-
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	$6,589	$8,323	$169	$1,734	$6,655	$97

	As of or for the Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$903	$903	$77	$-	$913	$52
Multi-family	-	-	-	-	-	-
Home equity	79	79	44	-	83	6
Construction and land	-	-	-	-	-	-
Commercial real estate	34	443	34	409	43	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	1,016	1,425	155	409	1,039	58
Total Impaired with no Reserve
One- to four-family	6,515	7,604	-	1,089	6,796	359
Multi-family	1,007	1,864	-	857	1,005	94
Home equity	106	106	-	-	111	5
Construction and land	-	-	-	-	-	-
Commercial real estate	506	506	-	-	513	19
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	8,160	10,106	-	1,946	8,451	477
Total Impaired
One- to four-family	7,418	8,507	77	1,089	7,709	411
Multi-family	1,007	1,864	-	857	1,005	94
Home equity	185	185	44	-	194	11
Construction and land	-	-	-	-	-	-
Commercial real estate	540	949	34	409	556	19
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	$9,176	$11,531	$155	$2,355	$9,490	$535

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $5.7 million of impaired loans as of March 31, 2018 for which no allowance has been provided, $1.3 million in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans' net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At March 31, 2018, total impaired loans included $5.0 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2017, total impaired loans included $5.1 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of March 31, 2018
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$1,111	7	$3,851	9
Multi-family	-	-	793	3	793	3
Commercial real estate	288	1	30	1	318	2
	$3,028	3	$1,934	11	$4,962	14

	As of December 31, 2017
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$1,156	7	$3,896	9
Multi-family	-	-	815	3	815	3
Home equity	47	1	-	-	47	1
Commercial real estate	290	1	34	1	324	2
	$3,077	4	$2,005	11	$5,082	15

At March 31, 2018, $5.0 million in loans had been modified in troubled debt restructurings and $1.9 million of these loans were included in the non-accrual loan total. The remaining $3.0 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $30,000 valuation allowance has been established as of March 31, 2018 with respect to the $5.0 million in troubled debt restructurings. As of December 31, 2017, a $34,000 valuation allowance had been established with respect to the $5.1 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of March 31, 2018
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$4,583	10	$30	1	$4,613	11
Principal forbearance	-	-	-	-	-	-
Interest reduction	349	3	-	-	349	3
	$4,932	13	$30	1	$4,962	14

	As of December 31, 2017
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$4,022	9	$660	2	$4,682	11
Principal forbearance	47	1	-	-	47	1
Interest reduction	353	3	-	-	353	3
	$4,422	13	$660	2	$5,082	15

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2018 and March 31, 2017.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three months ended March 31, 2018 and March 31, 2017.

The following table presents data on non-accrual loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,051	$4,677
Multi-family	1,178	1,007
Home equity	122	107
Construction and land	-	-
Commercial real estate	180	251
Commercial	26	26
Consumer	-	-
Total non-accrual loans	$6,557	$6,068
Total non-accrual loans to total loans receivable	0.50%	0.47%
Total non-accrual loans to total assets	0.36%	0.34%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	March 31, 2018	December 31, 2017
	(In Thousands)

One- to four-family	$1,062	$1,330
Multi-family	-	-
Construction and land	3,663	4,582
Commercial real estate	300	300
Total real estate owned	5,025	6,212
Valuation allowance at end of period	(1,651)	(1,654)
Total real estate owned, net	$3,374	$4,558

The following table presents the activity in the Company's real estate owned:

	Three months ended March 31,
	2018	2017
	(In Thousands)
Real estate owned at beginning of the period	$4,558	6,118
Transferred from loans receivable	238	416
Sales (net of gains / losses)	(1,165)	(1,009)
Write downs	(257)	(455)
Other	-	-
Real estate owned at the end of the period	$3,374	5,070

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.1 million and $2.3 million at March 31, 2018 and December 31, 2017, respectively.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Three months ended March 31,
	2018	2017
	(In Thousands)
Mortgage servicing rights at beginning of the period	$888	$2,260
Additions	100	314
Amortization	(49)	(19)
Sales	-	(2,264)
Mortgage servicing rights at end of the period	939	291
Valuation allowance at end of period	-	-
Mortgage servicing rights at end of the period, net	$939	$291

During the three months ended March 31, 2018, $489.2 million in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $532.1 million, generating mortgage banking income of $24.2 million. The unpaid principal balance of loans serviced for others was $134.3 million and $126.3 million at March 31, 2018 and December 31, 2017, respectively. These loans are not reflected in the consolidated statements of financial condition.

During the three months ended March 31, 2018, the Company did not sell any mortgage servicing rights.  During the three months ended March 31, 2017, the Company sold mortgage servicing rights related to $295.1 million in loans receivable with a book value of $2.3 million for $2.6 million resulting in a gain on sale of $308,000.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ending December 31:	(In Thousands)
2018	$102
2019	120
2020	111
2021	101
2022	92
Thereafter	413
Total	$939

Note 6— Deposits

At March 31, 2018 and December 31, 2017, time deposits with balances greater than $250,000 amounted to $51.3 million and $45.9 million, respectively.

A summary of the contractual maturities of time deposits at March 31, 2018 is as follows:

(In Thousands)

Within one year	$522,568
More than one to two years	155,048
More than two to three years	15,534
More than three to four years	1,129
More than four through five years	2,919
$697,198

Note 7— Borrowings

Borrowings consist of the following:

	March 31, 2018			December 31, 2017
	Balance		Weighted Average Rate	Balance		Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement		$19,365	4.63%		$11,285	4.32%
Federal Home Loan Bank, Chicago advances		10,000	1.80%		35,000	1.28%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2018		50,000	3.04%		65,000	2.97%
2021		100,000	0.78%		100,000	0.78%
2027		175,000	1.38%		175,000	1.38%
2028		80,000	2.24%		-	-
	$	$ 434,365	1.61%	$	$ 386,285	1.57%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $19.4 million balance at March 31, 2018 and an $11.3 million balance at December 31, 2017.

The $10.0 million short-term advance has a fixed rate of 1.80% and a maturity date of April 23, 2018.

The $50.0 million in advances due in 2018 consists of two advances with fixed rates ranging from 2.97% to 3.11% callable quarterly until maturity.

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

The $80.0 million in advances due in 2028 consists of one $25.0 million advance with a fixed rate of 2.16% with a FHLB single call option in March 2020 and two advances totaling $55.0 million with a fixed rate of 2.27% and with a FHLB single call option in March 2021.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances. The Company's borrowings from the FHLBC are limited to 77% of the carrying value of unencumbered one- to four-family mortgage loans, 64% of the carrying value of home equity loans and 75% of the carrying value of multi-family loans. In addition, these advances were collateralized by FHLBC stock of $18.7 million at March 31, 2018 and $16.9 million at December 31, 2017. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

The Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC") issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and the Bank have made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

The table below includes the regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2018, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

The actual and required capital amounts and ratios for the Bank as of March 31, 2018 and December 31, 2017 are presented in the table below:

	March 31, 2018
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$412,639	29.96%	$110,202	8.00%	$136,030	9.875%	$	N/A	N/A
WaterStone Bank	383,288	27.85%	110,096	8.00%	135,899	9.875%		137,619	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	399,449	29.00%	82,651	6.00%	108,480	7.875%		N/A	N/A
WaterStone Bank	370,098	26.89%	82,572	6.00%	108,375	7.875%		110,096	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	399,449	29.00%	61,988	4.50%	87,817	6.375%		N/A	N/A
WaterStone Bank	370,098	26.89%	61,929	4.50%	87,732	6.375%		89,453	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	399,449	22.31%	71,612	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	370,098	20.67%	71,612	4.00%	N/A	N/A		89,516	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	370,098	20.17%	110,101	6.00%	N/A	N/A		N/A	N/A

	December 31, 2017
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$426,057	30.75%	$110,829	8.00%	$128,146	9.25%	$	N/A	N/A
WaterStone Bank	400,792	28.93%	110,812	8.00%	128,127	9.25%		138,515	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	411,980	29.74%	83,122	6.00%	100,439	7.25%		N/A	N/A
WaterStone Bank	386,715	27.92%	83,109	6.00%	100,424	7.25%		110,812	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	411,980	29.74%	62,341	4.50%	79,658	5.75%		N/A	N/A
WaterStone Bank	386,715	27.92%	62,332	4.50%	79,646	5.75%		90,035	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	411,980	22.43%	73,481	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	386,715	21.10%	73,304	4.00%	N/A	N/A		91,630	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	386,715	21.44%	108,243	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense decreased $1.3 million, or 38.4%, to $2.1 million for the three months ended March 31, 2018 compared to $3.4 million during the three months ended March 31, 2017. Income tax expense was recognized on the statement of income during the three months ended March 31, 2018 at an effective rate of 23.2% of pretax income compared to 34.2% during the three months ended March 31, 2017.  The decrease in the effective rate primarily resulted from the federal tax rate decrease from 35% to 21% as a result of The Tax Cuts and Jobs Act that was enacted into law on December 22, 2017. During the three months ended March 31, 2018, the Company recognized a benefit of approximately $130,000 related to stock awards exercised compared to a benefit of $350,000 recognized during the three months ended March 31, 2017.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of March 31, 2018 and December 31, 2017.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
March 31, 2018
Repurchase Agreements
Short-term	$19,365	$-	$19,365	$19,365	$-
Long-term	-	-	-	-	-
	$19,365	$-	$19,365	$19,365	$-

December 31, 2017
Repurchase Agreements
Short-term	$11,285	$-	$11,285	$11,285	$-
Long-term	-	-	-	-	-
	$11,285	$-	$11,285	$11,285	$-

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

	March 31, 2018	December 31, 2017
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$53,445	$31,543
Commitments to extend credit under home equity lines of credit (2)	15,080	14,972
Unused portion of construction loans (3)	24,194	17,097
Unused portion of business lines of credit	16,078	16,878
Standby letters of credit	267	259

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of March 31, 2018 and December 31, 2017.

In the normal course of business, the Company, or it's subsidiaries, are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Herrington v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington, plus post-judgment interest. On February 12, 2018, the District Court awarded post-arbitration fees and costs of approximately $98,000. The judgment is currently being appealed to the Seventh Circuit Court of Appeals, and execution of the judgment is stayed pending appeal. If the judgment is upheld, the Company has estimated that the award, which includes attorney's fees, costs, and interest, could be as high as $11.0 million. Waterstone Mortgage Corporation will continue to vigorously defend its interests in this matter, including pursuing appropriate appellate processes to challenge the judgment. Although the Company believes there is a basis for appeal, there remains a reasonable possibility that the Court's judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $11.0 million. Given the pending appeal, we do not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

Werner v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a putative collection action lawsuit that was filed on August 4, 2017 in the United States District Court for the Western District of Wisconsin, Werner et al. v. Waterstone Mortgage Corporation. Plaintiffs allege that Waterstone Mortgage Corporation violated the FLSA by failing to pay loan officers minimum and overtime wages. The case in the early stages of litigation. On October 26, 2017, Plaintiffs moved for conditional certification and to provide notice to the putative class. On February 9, 2018, the Court denied Plaintiffs' motion for conditional certification and notice. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims.  Given the early stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, nor is it able to estimate the range of any possible loss.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At March 31, 2018, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $377.0 million and interest rate lock commitments with an aggregate notional amount of approximately $296.4 million.  The fair value of the forward commitments to sell mortgage loans at March 31, 2018 included a loss of $318,000 that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at March 31, 2018 included a gain of $3.3 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended March 31,
	2018	2017

Net income	$6,953	6,572

Weighted average shares outstanding	27,509	27,323
Effect of dilutive potential common shares	$293	544
Diluted weighted average shares outstanding	$27,802	27,867

Basic earnings per share	$0.25	0.24
Diluted earnings per share	$0.25	0.24

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

The following table presents information about our assets recorded in our consolidated statement of financial condition at their fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2018	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$52,583	$-	$52,583	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	56,670	-	56,670	-
Government sponsored enterprise bonds	498	-	498	-
Municipal securities	62,783	-	62,783	-
Other debt securities	13,714	-	13,714	-
Certificates of deposit	735	-	735	-
Loans held for sale	127,638	-	127,638	-
Mortgage banking derivative assets	3,299	-	-	3,299
Mortgage banking derivative liabilities	318	-	-	318

		Fair Value Measurements Using
	December 31, 2017	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$57,435	$-	$57,435	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	60,500	-	60,500	-
Government sponsored enterprise bonds	2,497	-	2,497	-
Municipal securities	63,769	-	63,769	-
Other debt securities	14,525	-	14,525	-
Certificates of deposit	981	-	981	-
Loans held for sale	149,896	-	149,896	-
Mortgage banking derivative assets	2,004	-	-	2,004
Mortgage banking derivative liabilities	-	-	-	-

The following summarizes the valuation techniques for assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

Available for sale securities – The Company's investment securities classified as available for sale include: mortgage-backed securities, collateralized mortgage obligations, government sponsored enterprise bonds, municipal securities and other debt securities. The fair value of mortgage-backed securities, collateralized mortgage obligations and government sponsored enterprise bonds are determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model. Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities, prepayment models and bid/offer market data. For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. The fair value of municipal securities is determined by a third party valuation source using observable market data utilizing a multi-dimensional relational pricing model. Standard inputs to this model include observable market data such as benchmark yields, reported trades, broker quotes, rating updates and issuer spreads. These model measurements are classified as Level 2 in the fair value hierarchy. The change in fair value is recorded through an adjustment to the statement of comprehensive income.

Loans held for sale – The Company carries loans held for sale at fair value under the fair value option model. Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the secondary market, principally from observable prices for forward sale commitments. Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques. The change in fair value is recorded through an adjustment to the statement of operations.

Mortgage banking derivatives - Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. The Company utilizes a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment and then multiplying by quoted investor prices. The Company also utilizes a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that one or more of the inputs significant in the valuation of both of the mortgage banking derivatives fall within Level 3 of the fair value hierarchy. The change in fair value is recorded through an adjustment to the statement of operations.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2018 and 2017.

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2016	$3,334

Mortgage derivative gain, net	(1,330)
Balance at December 31, 2017	$2,004

Mortgage derivative loss, net	977
Balance at March 31, 2018	$2,981

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statement of financial condition at their fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2018	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$694	$-	$-	$694
Real estate owned	3,374	-	-	3,374
Mortgage servicing rights	1,350	-	-	1,350

		Fair Value Measurements Using
	December 31, 2017	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$861	$-	$-	$861
Real estate owned	4,558	-	-	4,558
Mortgage servicing rights	1,125	-	-	1,125

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

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

The carrying amounts and fair values of the Company's financial instruments consist of the following:

	March 31, 2018					December 31, 2017
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$83,407	$83,407	$80,407	$3,000	$-	$48,607	$48,607	$39,607	$9,000	$-
Securities available-for-sale	186,983	186,983	-	186,983	-	199,707	199,707	-	199,707	-
Loans held for sale	127,638	127,638	-	127,638	-	149,896	149,896	-	149,896	-
Loans receivable	1,314,672	1,287,014	-	-	1,287,014	1,291,814	1,291,142	-	-	1,291,142
FHLB stock	18,675	18,675	-	18,675	-	16,875	16,875	-	16,875	-
Accrued interest receivable	5,197	5,197	5,197	-	-	4,924	4,924	4,924	-	-
Mortgage servicing rights	939	1,350	-	-	1,350	888	1,125	-	-	1,125
Mortgage banking derivative assets	3,299	3,299	-	-	3,299	2,004	2,004	-	-	2,004

Financial Liabilities
Deposits	974,224	973,730	277,026	696,704	-	967,380	967,558	278,401	689,157	-
Advance payments by borrowers for taxes	12,004	12,004	12,004	-	-	4,876	4,876	4,876	-	-
Borrowings	434,365	431,172	-	431,172	-	386,285	384,348	-	384,348	-
Accrued interest payable	904	904	904	-	-	886	886	886	-	-
Mortgage banking derivative liabilities	318	318	-	-	318	-	-	-	-	-

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

Loans Receivable

The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Company believes are consistent with discounts in the market place. Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type such as one- to four-family, multi-family, home equity, construction and land, commercial real estate, commercial, and other consumer. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at March 31, 2018 and December 31, 2017.

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

	As of or for the three months ended March 31, 2018
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$13,304	(192)	29	13,141
Provision for loan losses	(900)	20	-	(880)
Net interest income after provision for loan losses	14,204	(212)	29	14,021

Noninterest income	939	24,731	(487)	25,183

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,888	16,241	(146)	20,983
Occupancy, office furniture and equipment	826	1,813	-	2,639
FDIC insurance premiums	125	-	-	125
Real estate owned	317	-	-	317
Other	1,526	4,887	(330)	6,083
Total noninterest expenses	7,682	22,941	(476)	30,147
Income before income taxes	7,461	1,578	18	9,057
Income tax expense	1,668	435	1	2,104
Net income	$5,793	1,143	17	6,953

Total assets	$1,819,569	158,267	(138,572)	1,839,264

	As of or for the three months ended March 31, 2017
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$11,680	100	115	11,895
Provision for loan losses	(1,300)	89	-	(1,211)
Net interest income after provision for loan losses	12,980	11	115	13,106

Noninterest income	812	25,385	(260)	25,937

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,328	15,789	(122)	19,995
Occupancy, office furniture and equipment	841	1,686	-	2,527
FDIC insurance premiums	120	-	-	120
Real estate owned	411	-	-	411
Other	1,257	4,861	(113)	6,005
Total noninterest expenses	6,957	22,336	(235)	29,058
Income before income taxes	6,835	3,060	90	9,985
Income tax expense	2,159	1,234	20	3,413
Net income	$4,676	1,826	70	6,572

Total assets	$1,735,619	154,984	(163,430)	1,727,173

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

●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired entities;
●	decreased demand for our products and services;
●	changes in tax policies or assessment policies;
●	the inability of third-party providers to perform their obligations to us;
●	changes in consumer demand, spending, borrowing and savings habits;
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

●	technological changes that may be more difficult or expensive than expected;
●	the ability of third-party providers to perform their obligations to us;
●	the ability of the U.S. Government to manage federal debt limits;
●	significant increases in our loan losses; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three months ended March 31, 2018 and 2017 and the financial condition as of March 31, 2018 compared to the financial condition as of December 31, 2017.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three months ended March 31, 2018 and 2017, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended March 31, 2018 and 2017

Net income for the three months ended March 31, 2018 totaled $5.8 million compared to net income of $4.7 million for the three months ended March 31, 2017. Net interest income increased $1.6 million to $13.3 million for the three months ended March 31, 2018 compared to $11.7 million for the three months ended March 31, 2017.  Net interest income increased due to an increase in average loan balances and a reduction in our overall cost of funding.  The long-term borrowings that matured during 2017 and into the three months ended March 31, 2018 were replaced with a lower cost mix of funding, including long and short-term borrowings and deposits raised through our retail network.  Provision for loan losses was a negative provision of $900,000 for the three months ended March 31, 2018 compared to a negative provision of $1.3 million for the three months ended March 31, 2017.

Total noninterest income increased $127,000 due primarily to an increase in loan fees, cash surrender value of life insurance, and other income. The loan fees increased primary due to increased prepayments. Cash surrender value of life insurance increased as a $2.5 million policy was purchased in 2017.  Other income increased primarily due to an increase in rental and wealth management income.

Compensation, payroll taxes, and other employee benefits expense increased $560,000 to $4.9 million due primarily to an increase in health insurance and salaries expense. Occupancy, office furniture, and equipment decreased due primarily to lower computer and depreciation expense offset slightly by higher snow removal expense.  Real estate owned expense decreased as asset quality improved resulting in less writedowns and a reduction of foreclosed properties. Those decreases were partially offset by an increase in other noninterest expense resulting from an increase in loan originations.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2018 and 2017

Net income totaled $1.1 million for the three months ended March 31, 2018 compared to $1.8 million for the three months ended March 31, 2017. We originated $516.0 million in mortgage loans held for sale during the three months ended March 31, 2018, which was an increase of $21.2 million, or 4.3%, from the $494.9 million originated during the three months ended March 31, 2017. The increase in loan production volume was driven by a 3.4% increase in mortgage purchase products along with a 10.7% increase in refinance products. Total mortgage banking income decreased $285,000, or 1.1%, to $24.6 million during the three months ended March 31, 2018 compared to $24.9 million during the three months ended March 31, 2017.  Margins decreased approximately 6.2% for the three months ended March 31, 2018 compared to March 31, 2017.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 85.1% of total originations during the three months ended March 31, 2018, compared to 85.9% of total originations during the three months ended March 31, 2017.  The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 69.1% and 30.9% of all loan originations, respectively, during the three months ended March 31, 2018, compared 61.4% and 38.6% of all loan originations, respectively, during the three months ended March 31, 2017.

During the three months ended March 31, 2018, no mortgage servicing rights were sold. During the three months ended March 31, 2017, mortgage servicing rights related to $295.1 million in loans receivable with a book value of $2.3 million were sold at a gain of $308,000.

Total compensation, payroll taxes and other employee benefits increased $452,000, or 2.9%, to $16.2 million for the three months ended March 31, 2018 compared to $15.8 million for the three months ended March 31, 2017.  The increase in compensation expense was primarily a result of the increase in salaries expense due to the branch network expansion throughout 2017.  Occupancy, office furniture, and equipment expense increased as the number of branches increased. Other noninterest expense increased primarily as loan origination expenses, advertising expenses and legal fees increased, offset by decreased branch loss reserves and lower provision for losses on loans sold.
Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended March 31,
	2018	2017
	(Dollars in Thousands, except per share amounts)

Net income	$6,953	6,572
Earnings per share - basic	0.25	0.24
Earnings per share - diluted	0.25	0.24
Annualized return on average assets	1.57%	1.54%
Annualized return on average equity	6.90%	6.44%

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

	Three months ended March 31,
	2018			2017
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,398,043	$15,458	4.48%	$1,306,145	$14,238	4.42%
Mortgage related securities (2)	113,688	638	2.28%	132,600	696	2.13%
Other Earning Assets (2)(3)	165,863	947	2.32%	185,601	1,062	2.32%
Total interest-earning assets	1,677,594	17,043	4.12%	1,624,346	15,996	3.99%

Noninterest-earning assets	113,317			110,212
Total assets	$1,790,911			$1,734,558

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$37,384	7	0.08%	$38,552	6	0.06%
Money market and savings accounts	153,226	90	0.24%	167,436	102	0.25%
Time deposits	697,644	2,217	1.29%	662,033	1,687	1.03%
Total interest-bearing deposits	888,254	2,314	1.06%	868,021	1,795	0.84%
Borrowings	379,115	1,508	1.61%	349,542	2,096	2.43%
Total interest-bearing liabilities	1,267,369	3,822	1.22%	1,217,563	3,891	1.30%

Noninterest-bearing liabilities
Noninterest-bearing deposits	91,806			83,524
Other noninterest-bearing liabilities	22,828			19,474
Total noninterest-bearing liabilities	114,634			102,998
Total liabilities	1,382,003			1,320,561
Equity	408,908			413,997
Total liabilities and equity	$1,790,911			$1,734,558

Net interest income / Net interest rate spread (4)		13,221	2.90%		12,105	2.69%
Less: taxable equivalent adjustment		80	0.02%		210	0.05%
Net interest income / Net interest rate spread, as reported		$13,141	2.88%		$11,895	2.64%
Net interest-earning assets (5)	$410,225			$406,783
Net interest margin (6)			3.18%			2.97%
Tax equivalent effect			0.02%			0.05%
Net interest margin on a fully tax equivalent basis (6)			3.20%			3.02%
Average interest-earning assets to average interest-bearing liabilities			132.37%			133.41%
__________
(1) Interest income includes net deferred loan fee amortization income of $192,000 and $142,000 for the three months ended March 31, 2018 and 2017, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2018 and 35% for the three months ended March 31, 2017. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.12% and 1.86% for the three months ended March 31, 2018 and 2017, respectively.
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

	Three months ended March 31,
	2018 versus 2017
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$1,023	$197	$1,220
Mortgage related securities (3)	(305)	247	(58)
Other earning assets (3)(4)	(115)	-	(115)
Total interest-earning assets	603	444	1,047

Interest expense:
Demand accounts	-	1	1
Money market and savings accounts	(8)	(4)	(12)
Time deposits	93	437	530
Total interest-earning deposits	85	434	519
Borrowings	197	(785)	(588)
Total interest-bearing liabilities	282	(351)	(69)
Net change in net interest income	$321	$795	$1,116
______________
(1)	Interest income includes net deferred loan fee amortization income of $192,000 and $142,000 for the three months ended March 31, 2018 and 2017, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2018 and 35% for the three months ended March 31, 2017.

Net interest income increased $1.2 million, or 10.5%, to $13.1 million during the three months ended March 31, 2018 compared to $11.9 million during the three months ended March 31, 2017.

●
Interest income on loans increased $1.2 million due primarily to an increase of $91.9 million in average loans along with a six basis point increase in average yield on loans. The increase in average loan balance was driven by a $110.8 million, or 9.3%, increase in the average balance of loans held in portfolio partially offset by a decrease of $18.9 million, or 15.9%, in the average balance of loans held for sale.

●
Interest income from mortgage-related securities decreased $58,000 year over year as the average balance decreased $18.9 million as securities have paid down and less purchases have occurred to replace those securities as excess funds were used to support loan growth.

●
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $15,000 due to a 26 basis point increase in the average yield. The increase in average yield was driven by a 75 basis point increase in the Federal Funds rate since March 2017 along with the increase in the dividend paid by the FHLB on its stock.  The average balance decreased $19.7 million to $165.9 million. Municipal securities that matured throughout the past 12 months were not replaced due to market conditions.  Those funds were primarily used to also fund loan growth while the remainder was held in a cash account.

●
Interest expense on time deposits increased $530,000, or 31.4%, primarily due to a 26 basis point increase of average cost of time deposits, as maturing time deposits have repriced or have been replaced at a slightly higher rate in the current competitive market. In addition to the increase in cost of time deposits, the average balance of time deposits increased $35.6 million compared to the prior year period.

●	Interest expense on money market and savings accounts decreased $12,000 due primarily to a decrease in average balance of $14.2 million.
●
Interest expense on borrowings decreased $588,000, or 28.1%, due to a decrease in the average cost of borrowings that resulted from the maturity and replacement of fixed rate borrowings since the beginning of the prior year.  The average cost of borrowings totaled 1.61% during the quarter ended March 31, 2018, compared to 2.43% during the quarter ended March 31, 2017. Partially offsetting the decrease in rate, average volume increased to fund loan growth at the community banking segment.

Provision for Loan Losses

Our provision for loan losses amounted to a negative provision of $880,000 for the three months ended March 31, 2018, compared to a negative provision of $1.2 million for the three months ended March 31, 2017. The negative provision reflects a continued improvement in the overall risk profile of the loan portfolio.

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

Noninterest Income
	Three months ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$399	$367	$32	8.7%
Increase in cash surrender value of life insurance	328	318	10	3.1%
Mortgage banking income	24,187	24,687	(500)	(2.0)%
Other	269	565	(296)	(52.4)%
Total noninterest income	$25,183	$25,937	$(754)	(2.9)%

Total noninterest income decreased $754,000, or 2.9%, to $25.2 million during the three months ended March 31, 2018 compared to $25.9 million during the three months ended March 31, 2017. The decrease resulted primarily from a decrease in mortgage banking income along with a decrease in other noninterest income.

●
The decrease in mortgage banking income was the result of a decrease in margin.  Gross margin on loans sold decreased approximately 6.2% at the mortgage banking segment. Total loan origination volume increased $7.8 million, or 1.6%, to $489.2 million during the three months ended March 31, 2018 compared to a $481.3 million during the three months ended March 31, 2017.  See "Comparison of Mortgage Banking Segment Operations for the Three Months Ended March 31, 2018 and 2017" above for additional discussion of the decrease in mortgage banking income.

●
Service charges on loans and deposits increased primarily due to an increase in loan prepayment fees as prepayments were higher.  Partially offsetting the increase in loan prepayment fees, deposit fees decreased.

●	The increase in cash surrender value of life insurance was due to an increase in earnings due to a purchase of a $2.5 million policy in June 2017.
●
The $296,000 decrease in other noninterest income was due primarily to a decrease in gain on sale of mortgage servicing rights. There was a bulk sale of mortgage servicing rights that resulted in a gain of $308,000 which occurred during the three months ended March 31, 2017. No sales occurred during the three months ended March 31, 2018.

Noninterest Expenses
	Three months ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$20,983	$19,995	$988	4.9%
Occupancy, office furniture and equipment	2,639	2,527	112	4.4%
Advertising	860	724	136	18.8%
Data processing	625	598	27	4.5%
Communications	382	379	3	0.8%
Professional fees	700	607	93	15.3%
Real estate owned	317	411	(94)	(22.9)%
FDIC insurance premiums	125	120	5	4.2%
Other	3,516	3,697	(181)	(4.9)%
Total noninterest expenses	$30,147	$29,058	$1,089	3.7%

Total noninterest expenses increased $1.1 million, or 3.7%, to $30.1 million during the three months ended March 31, 2018 compared to $29.1 million during the three months ended March 31, 2017.

●
Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment increased $452,000, or 2.9%, to $16.2 million during the three months ended March 31, 2018. The increase in compensation within our mortgage banking segment is primarily a result of an increase in salaries expense due to the branch network expansion throughout 2017.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $560,000, or 12.9%, to $4.9 million during the three months ended March 31, 2018. The increase was primarily due to an increase in health insurance as claims were significantly higher, and salaries expense due to annual wage increases.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment increased $127,000 to $1.8 million during the three months ended March 31, 2018, resulting from additional rent and computer expense in the current year period compared to prior year period due to the addition of mortgage banking segment branches.

●
Occupancy, office furniture and equipment expense at the community banking segment decreased $15,000 to $826,000 during the three months ended March 31, 2018.  The decrease was primarily due to a decrease in depreciation and computer expense partially offset by an increase in snow removal expense.

●
Advertising expense increased $136,000, or 18.8%, to $860,000 during the three months ended March 31, 2018. This was primarily due to marketing increases at the mortgage banking segment in an effort to increase volumes at the branches.

●
Professional fees increased $93,000, or 15.3%, to $700,000 during the three months ended March 31, 2018. This was primarily due to an increase in legal fees at the mortgage banking segment related to ongoing litigation.

●
Net real estate owned expense decreased $94,000, resulting in $317,000 of expense during the three months ended March 31, 2018, compared to $411,000 of expense during the three months ended March 31, 2017. Property management expense (other than gains/losses) increased $20,000 during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Net gains on sales of REO decreased $84,000 to $56,000 for the three months ended March 31, 2018 compared to $140,000 for the three months ended March 31, 2017. Real estate owned writedowns decreased $198,000 to $257,000 for the three months ended March 31, 2018 compared to $455,000 for the three months ended March 31, 2017.

●
Other noninterest expense decreased $181,000 to $3.5 million during the three months ended March 31, 2018. This decrease was primarily at the mortgage banking segment and resulted from decreased branch loss reserves and lower provision for losses on loans sold at the mortgage banking segment.

Income Taxes

Income tax expense decreased $1.3 million, or 38.4%, to $2.1 million during the three months ended March 31, 2018, compared to $3.4 million during the three months ended March 31, 2017. Income tax expense was recognized during the three months ended March 31, 2018 at an effective rate of 23.2% compared to an effective rate of 34.2% during the three months ended March 31, 2017. The decrease in the effective rate primarily resulted from the federal tax rate decrease from 35% to 21% as a result of The Tax Cuts and Jobs Act that was enacted into law on December 22, 2017. During the three months ended March 31, 2018, the Company recognized a benefit of approximately $130,000 related to stock awards exercised compared to a benefit of $350,000 recognized during the three months ended March 31, 2017.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total Assets -Total assets increased by $32.9 million, or 1.8%, to $1.84 billion at March 31, 2018 from $1.81 billion at December 31, 2017. The increase in total assets primarily reflects an increase in cash and cash equivalents and loans receivable, partially offset by a decrease in loans held for sale and securities available for sale. Funding needed for loan origination was provided by deposits and additional long-term FHLB debt in 2018.

Cash and Cash Equivalents – Cash and cash equivalents increased $34.8 million, or 71.6%, to $83.4 million at March 31, 2018, compared to $48.6 million at December 31, 2017.  The increase in cash and cash equivalents primarily reflects the increase in deposits and long-term FHLB borrowings to take advantage of the current interest rate environment in advance of wholesale borrowing maturities and additional funding needs for loans held for sale.

Securities Available for Sale – Securities available for sale decreased $12.7 million at March 31, 2018 compared to December 31, 2017. The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale - Loans held for sale decreased at March 31, 2018 due to the slowdown of mortgage originations for the purpose of refinance along with the timing of loans sold to investors.

Loans Receivable - Loans receivable held for investment increased $22.9 million to $1.31 billion at March 31, 2018 from $1.29 billion at December 31, 2017.  The increase in total loans receivable was primarily attributable to increases in the one- to four-family and commercial real estate categories. Offsetting those increases, the multi-family, home equity, land and construction, commercial, and consumer loan categories decreased.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Three months ended March 31,		Year Ended
	2018	2017	December 31, 2017
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,441,710	$1,403,132	$1,403,132
Real estate loans originated for investment:
Residential
One- to four-family	32,096	22,361	117,747
Multi-family	29,569	20,864	108,380
Home equity	1,223	896	5,430
Construction and land	815	120	2,270
Commercial real estate	22,402	7,470	61,684
Total real estate loans originated for investment	86,105	51,711	295,511
Consumer loans originated for investment	-	-	80
Commercial business loans originated for investment	1,542	1,532	19,610
Total loans originated for investment	87,647	53,243	315,201

Principal repayments	(64,491)	(35,645)	(197,623)
Transfers to real estate owned	(238)	(416)	(2,171)
Loan principal charged-off	(60)	(218)	(1,477)
Net activity in loans held for investment	22,858	16,964	113,930

Loans originated for sale	489,155	481,313	2,458,370
Loans sold	(511,413)	(586,835)	(2,533,722)
Net activity in loans held for sale	(22,258)	(105,522)	(75,352)
Total gross loans receivable and held for sale at end of period	$1,442,310	$1,314,574	$1,441,710

Allowance for Loan Losses - The allowance for loan losses decreased $887,000 from December 31, 2017. The decrease resulted from the negative provision due to improvement of key loan quality metrics decreasing the allowance related to the loans collectively and specifically reviewed. The overall decrease was primarily related to the multi-family, construction and land, and commercial categories.  See Note 3 for further discussion on the Allowance for Loan Losses.

Federal Home Loan Bank stock – Total Federal Home Loan Bank stock increased $1.8 million from December 31, 2017.  During the three months ended March 31, 2018, $4.1 million of stock was purchased when entering into new short-term and long-term FHLB borrowings.  A total of $2.3 million of stock was sold as short-term FHLB borrowings matured and our ownership requirement decreased accordingly.

Real Estate Owned – Total real estate owned decreased $1.2 million from December 31, 2017.  During the three months ended March 31, 2018, $238,000 was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $1.2 million and writedowns were $257,000 in an effort to sell various aged properties.

Deposits – Total deposits increased $6.8 million to $974.2 million at March 31, 2018 from December 31, 2017.  The increase was driven by an increase of $8.2 million in time deposits and $1.9 million in demand deposits partially offset by a decrease of $3.3 million in money market and savings deposits.

Borrowings – Total borrowings increased $48.1 million to $434.3 million at March 31, 2018 from December 31, 2017. The community banking segment borrowed additional short and long term FHLB advances to replace the FHLB advances and fund loan growth. External short term borrowings at the mortgage banking segment increased a total of $8.1 million at March 31, 2018 from December 31, 2017 to fund loans held for sale.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $7.1 million.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $14.5 million at March 31, 2018 compared to December 31, 2017. The decrease was primarily related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.

Shareholders' Equity – Shareholders' equity decreased by $14.7 million to $397.4 million at March 31, 2018 from December 31, 2017.  Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend, the repurchase of stock, and the decrease in the fair value of the security portfolio.  Partially offsetting the decreases were increases to net income, additional paid in capital as stock options being exercised, and unearned ESOP shares as they continue to vest.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2018	2017
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,051	$4,677
Multi-family	1,178	1,007
Home equity	122	107
Construction and land	-	-
Commercial real estate	180	251
Commercial	26	26
Consumer	-	-
Total non-accrual loans	6,557	6,068

Real estate owned
One- to four-family	1,062	1,330
Multi-family	-	-
Construction and land	3,663	4,582
Commercial real estate	300	300
Total real estate owned	5,025	6,212
Valuation allowance at end of period	(1,651)	(1,654)
Total real estate owned, net	3,374	4,558
Total nonperforming assets	$9,931	$10,626

Total non-accrual loans to total loans, net	0.50%	0.47%
Total non-accrual loans to total assets	0.36%	0.34%
Total nonperforming assets to total assets	0.54%	0.59%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Three Months
	Ended March 31,
	2018	2017
	(In Thousands)

Balance at beginning of period	$6,068	9,857
Additions	1,001	933
Transfers to real estate owned	(238)	(416)
Charge-offs	(5)	(109)
Returned to accrual status	-	(2,027)
Principal paydowns and other	(269)	(193)
Balance at end of period	$6,557	8,045

Total non-accrual loans increased by $489,000, or 8.1%, to $6.6 million as of March 31, 2018 compared to $6.1 million as of December 31, 2017.  The ratio of non-accrual loans to total loans receivable was 0.50% at March 31, 2018 compared to 0.47% at December 31, 2017.  During the three months ended March 31, 2018, $1.0 million in loans were placed on non-accrual status. Offsetting this activity, $238,000 in non-accrual loans were transferred to real estate owned, $5,000 in loan principal was charged off, and approximately $269,000 in principal payments were received during the three months ended March 31, 2018.

Of the $6.6 million in total non-accrual loans as of March 31, 2018, $5.8 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.7 million in cumulative partial net charge-offs have been recorded over the life of these loans as of March 31, 2018.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $138,000 have been recorded as of March 31, 2018.  The remaining $732,000 of non-accrual loans were reviewed on an aggregate basis and $146,000 in general valuation allowance was deemed necessary related to those loans as of March 31, 2018.   The $146,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of March 31, 2018 totaled $1.9 million, which represents 28.7% of total non-accrual loans as of that date.  These five loans are carried net of cumulative life-to-date net charge-offs of $15,000.  No specific valuation allowance was deemed necessary based on net realizable collateral value with respect to these five loans as of March 31, 2018.

For the three months ended March 31, 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $130,000.  We received $96,000 of interest payments on such loans during the three months ended March 31, 2018.   Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more at March 31, 2018 or December 31, 2017.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of March 31, 2018
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,740	$1,111	3,851
Multi-family	-	793	793
Commercial real estate	288	30	318
	$3,028	$1,934	4,962

	As of December 31, 2017
	Accruing	Non-accruing	Total

One- to four-family	$2,740	$1,156	3,896
Multi-family	-	815	815
Home equity	47	-	47
Commercial real estate	290	34	324
	$3,077	$2,005	5,082

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At March 31,	At December 31,
	2018	2017
	(Dollars in Thousands)

Loans past due less than 90 days	$2,391	$1,878
Loans past due 90 days or more	4,536	3,974
Total loans past due	$6,927	$5,852

Total loans past due to total loans receivable	0.53%	0.45%

Past due loans increased by $1.1 million, or 18.4%, to $6.9 million at March 31, 2018 from $5.9 million at December 31, 2017.  Loans past due less than 90 days increased by $513,000, or 27.3%.  Loans past due 90 days or more increased by $562,000, or 14.1%, during the three months ended March 31, 2018.

REAL ESTATE OWNED

Total real estate owned decreased by $1.2 million, or 26.0%, to $3.4 million at March 31, 2018, compared to $4.6 million at December 31, 2017.  During the three months ended March 31, 2018, $238,000 was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $1.2 million.  A total of $257,000 in write downs occurred during the three months ended March 31, 2018. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2018	2017
	(Dollars in Thousands)

Balance at beginning of period	$14,077	$16,029
Provision for loan losses	(880)	(1,211)
Charge-offs:
Mortgage
One- to four-family	60	213
Multi-family	-	5
Home equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	-	-
Commercial	-	-
Total charge-offs	60	218
Recoveries:
Mortgage
One- to four-family	32	88
Multi-family	13	22
Home equity	7	7
Commercial real estate	1	-
Construction and land	-	13
Consumer	-	-
Commercial	-	-
Total recoveries	53	130
Net charge-offs	7	88
Allowance at end of period	$13,190	$14,730

Ratios:
Allowance for loan losses to non-accrual loans at end of period	201.16%	183.10%
Allowance for loan losses to loans receivable at end of period	1.00%	1.23%
Net charge-offs to average loans outstanding (annualized)	0.00%	0.03%
Current period provision for loan losses to net charge-offs	(12,571.43)%	(1,376.14)%
Net charge-offs to beginning of the period allowance (annualized)	0.20%	2.23%

At March 31, 2018, the allowance for loan losses decreased $887,000 to $13.2 million compared to $14.1 million at December 31, 2017.  The decrease in allowance for loan losses reflects the negative provision. The negative provision recorded during the current quarter reflects a continued improvement in the overall risk profile of the loan portfolio.

Net charge-offs totaled $7,000, or less than 0.01% of average loans annualized for the three months ended March 31, 2018, compared to $88,000, or 0.03% of average loans annualized for the three months ended March 31, 2017. Of the $7,000 in charge-offs during the three months ended March 31, 2018, all of the activity related to loans secured by one- to four-family residential loans.

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

During the three months ended March 31, 2018 primary uses of cash and cash equivalents included: $489.2 million funding loans held for sale, $23.1 million increase in loans receivable, $17.2 million for cash dividends paid, $16.9 million repayment of short-term borrowings, $5.2 million decrease in advance payments by borrowers for taxes, and $3.7 million in purchases of our common stock.

During the three months ended March 31, 2018, primary sources of cash and cash equivalents included: $532.1 million in proceeds from the sale of loans held for sale, $65.0 million in additional proceeds from long-term FHLB debt, $7.2 million in principal repayments on mortgage related securities, $7.0 million in net income, $2.4 million from maturities of debt securities, and $6.8 million increase in deposits.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2018 and 2017, respectively, $83.4 million and $74.6 million of our assets were invested in cash and cash equivalents.  At March 31, 2018, cash and cash equivalents are comprised of the following: $53.0 million in cash held at the Federal Reserve Bank and other depository institutions and $30.4 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At March 31, 2018, we had $10.0 million in short-term advances from the FHLBC with a maturity date of April 23, 2018. At March 31, 2018, we had $405.0 million in long term advances from the FHLBC with contractual maturity dates in 2018, 2021, 2027, and 2028.  The advances with maturity dates in 2018 are callable quarterly until maturity in May 2018.  The 2021 advance maturities have quarterly call options beginning in June 2018 and September 2018.  The 2027 advance maturities have single call options in May 2019, June 2019, August 2019, and December 2019. The 2028 advance maturities have single call options in March 2020 and March 2021. As an additional source of funds, the mortgage banking segment has a repurchase agreement.  At March 31, 2018, we had $19.4 million outstanding under the repurchase agreement with a total outstanding commitment of $35.0 million.

At March 31, 2018, we had outstanding commitments to originate loans receivable of $53.4 million.  In addition, at March 31, 2018, we had unfunded commitments under construction loans of $24.2 million, unfunded commitments under business lines of credit of $16.1 million and unfunded commitments under home equity lines of credit and standby letters of credit of $15.3 million.  At March 31, 2018, certificates of deposit scheduled to mature in one year or less totaled $522.6 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At March 31, 2018, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $31.3 million.

Capital

Shareholders' equity decreased by $14.7 million to $397.4 million at March 31, 2018 from December 31, 2017.  Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend, the repurchase of stock, and the decrease in the fair value of the security portfolio.  Partially offsetting the decreases were increases to net income, additional paid in capital as stock options being exercised, and unearned ESOP shares as they continue to vest.

The Company's Board of Directors authorized a stock repurchase program in the first quarter of 2015.  The Company authorized two stock repurchase programs in the second quarter of 2015.  These first three programs have been either fulfilled or cancelled and replaced. The Company's Board of Directors authorized the current fourth stock repurchase program in the third quarter of 2015.  The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.  Repurchased shares are held by the Company as authorized but unissued shares.

As of March 31, 2018, the Company had repurchased 6,112,653 shares at an average price of $13.15 under previously approved stock repurchase plans. As of March 31, 2018, the Company is authorized to purchase up to 724,000 additional shares under the current approved stock repurchase program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At March 31, 2018, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines. See "Notes to Consolidated Financial Statements - Note 8 Regulatory Capital."

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2018 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (3)	$131,520	$131,520	$-	$-	$-
Money market and savings deposits (3)	145,506	145,506	-	-	-
Time deposit (3)	697,198	522,568	170,582	4,048	-
Federal Home Loan Bank advances (1)	415,000	60,000	-	100,000	255,000
Repurchase agreements (3)	19,365	19,365	-	-	-
Operating leases (2)	8,088	2,836	2,942	1,305	1,005
	$1,416,677	$881,795	$173,524	$105,353	$256,005

(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest which will accrue on the advances.
(2)  Represents non-cancelable operating leases for offices and equipment.
(3)  Excludes interest.

Herrington v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington, plus post-judgment interest. On February 12, 2018, the District Court awarded post-arbitration fees and costs of approximately $98,000. The judgment is currently being appealed to the Seventh Circuit Court of Appeals, and execution of the judgment is stayed pending appeal. If the judgment is upheld, the Company has estimated that the award, which includes attorney's fees, costs, and interest, could be as high as $11.0 million. Waterstone Mortgage Corporation will continue to vigorously defend its interests in this matter, including pursuing appropriate appellate processes to challenge the judgment. Although the Company believes there is a basis for appeal, there remains a reasonable possibility that the Court's judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $11.0 million. Given the pending appeal, we do not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

Werner v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a putative collection action lawsuit that was filed on August 4, 2017 in the United States District Court for the Western District of Wisconsin, Werner et al. v. Waterstone Mortgage Corporation. Plaintiffs allege that Waterstone Mortgage Corporation violated the FLSA by failing to pay loan officers minimum and overtime wages. The case in the early stages of litigation. On October 26, 2017, Plaintiffs moved for conditional certification and to provide notice to the putative class. On February 9, 2018, the Court denied Plaintiffs' motion for conditional certification and notice. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims.  Given the early stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, nor is it able to estimate the range of any possible loss.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2018.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$53,445	$53,445	$-	$-	$-
Unused portion of home equity lines of credit (2)	15,080	15,080	-	-	-
Unused portion of construction loans (3)	24,194	24,194	-	-	-
Unused portion of business lines of credit	16,078	16,078	-	-	-
Standby letters of credit	267	267	-	-	-
Total Other Commitments	$109,064	$109,064	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of March 31, 2017
Dollar Change	$1,175	1,042	470	(1,414)
Percentage Change	2.26%	2.00	0.10	(2.72)

At March 31, 2018, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 0.90% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.72%.

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
Herrington v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington, plus post-judgment interest. On February 12, 2018, the District Court awarded post-arbitration fees and costs of approximately $98,000. The judgment is currently being appealed to the Seventh Circuit Court of Appeals, and execution of the judgment is stayed pending appeal. If the judgment is upheld, the Company has estimated that the award, which includes attorney's fees, costs, and interest, could be as high as $11.0 million. Waterstone Mortgage Corporation will continue to vigorously defend its interests in this matter, including pursuing appropriate appellate processes to challenge the judgment. Although the Company believes there is a basis for appeal, there remains a reasonable possibility that the Court's judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $11.0 million. Given the pending appeal, we do not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

Werner v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a putative collection action lawsuit that was filed on August 4, 2017 in the United States District Court for the Western District of Wisconsin, Werner et al. v. Waterstone Mortgage Corporation. Plaintiffs allege that Waterstone Mortgage Corporation violated the FLSA by failing to pay loan officers minimum and overtime wages. The case in the early stages of litigation. On October 26, 2017, Plaintiffs moved for conditional certification and to provide notice to the putative class. On February 9, 2018, the Court denied Plaintiffs' motion for conditional certification and notice. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims.  Given the early stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, nor is it able to estimate the range of any possible loss.

Item 1A. Risk Factors
There have been no changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company's monthly common stock repurchases during the first quarter of 2018:

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
January 1, 2018 - January 31, 2018	44,919	$17.04	41,600	875,200
February 1, 2018 - February 28, 2018	82,648	17.06	81,400	793,800
March 1, 2018 - March 31, 2018	89,352	17.36	69,800	724,000
Total	216,919	$17.18	192,800	724,000

(a)	On September 4, 2015, the Board of Directors terminated the then-existing plan and authorized the repurchase of 1,500,000 shares of common stock.
(b)
During the first quarter of 2018, the Company repurchased 24,119 shares for minimum tax withholding settlements on equity compensation. These purchases are included in the monthly common stock purchases table above but do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

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
Date: April 27, 2018
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: April 27, 2018
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended March 31, 2018

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X