Form 10-Q
period 2018-06-30
Waterstone Financial, Inc.
filed 2018-07-31
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 29,305,089 at July 30, 2018.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item l. Financial Statements
Consolidated Statements of Financial Condition as of June 30, 2018 (unaudited) and December 31, 2017
Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017 (unaudited)
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (unaudited)
Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2018 and 2017 (unaudited)
Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information
Item 6. Exhibits
Signatures

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets	(Dollars In Thousands, except share and per share data)
Cash	$61,995	$22,306
Federal funds sold	9,332	17,034
Interest-earning deposits in other financial institutions and other short term investments	6,789	9,267
Cash and cash equivalents	78,116	48,607
Securities available for sale (at fair value)	185,018	199,707
Loans held for sale (at fair value)	142,954	149,896
Loans receivable	1,342,136	1,291,814
Less: Allowance for loan losses	13,124	14,077
Loans receivable, net	1,329,012	1,277,737

Office properties and equipment, net	22,770	22,941
Federal Home Loan Bank stock (at cost)	19,350	16,875
Cash surrender value of life insurance	66,977	65,996
Real estate owned, net	2,378	4,558
Prepaid expenses and other assets	30,655	20,084
Total assets	$1,877,230	$1,806,401

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$135,370	$129,597
Money market and savings deposits	153,484	148,804
Time deposits	706,586	688,979
Total deposits	995,440	967,380

Borrowings	432,523	386,285
Advance payments by borrowers for taxes	22,721	4,876
Other liabilities	22,802	35,756
Total liabilities	1,473,486	1,394,297

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2018 and in 2017, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2018 and in 2017
Issued - 29,317,789 in 2018 and 29,501,346 in 2017
Outstanding - 29,317,789 in 2018 and 29,501,346 in 2017	293	295
Additional paid-in capital	328,450	326,655
Retained earnings	179,267	183,358
Unearned ESOP shares	(18,397)	(18,991)
Accumulated other comprehensive loss, net of taxes	(3,168)	(477)
Cost of shares repurchased (6,261,937 shares at June 30, 2018 and 6,030,900 shares at December 31, 2017)	(82,701)	(78,736)
Total shareholders' equity	403,744	412,104
Total liabilities and shareholders' equity	$1,877,230	$1,806,401

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In Thousands, except per share amounts)

Interest income:
Loans	$16,700	$14,985	$32,158	$29,223
Mortgage-related securities	644	678	1,282	1,374
Debt securities, federal funds sold and short-term investments	1,019	877	1,886	1,729
Total interest income	18,363	16,540	35,326	32,326
Interest expense:
Deposits	2,710	1,838	5,024	3,633
Borrowings	1,933	2,221	3,441	4,317
Total interest expense	4,643	4,059	8,465	7,950
Net interest income	13,720	12,481	26,861	24,376
Provision for loan losses	(220)	25	(1,100)	(1,186)
Net interest income after provision for loan losses	13,940	12,456	27,961	25,562
Noninterest income:
Service charges on loans and deposits	491	481	890	848
Increase in cash surrender value of life insurance	473	470	801	788
Loss on sale of securities	-	(107)	-	(107)
Mortgage banking income	32,090	36,224	56,277	60,911
Other	264	173	533	738
Total noninterest income	33,318	37,241	58,501	63,178
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	26,234	27,584	47,217	47,579
Occupancy, office furniture, and equipment	2,605	2,527	5,244	5,054
Advertising	1,000	869	1,860	1,593
Data processing	623	633	1,248	1,231
Communications	435	397	817	776
Professional fees	647	717	1,347	1,324
Real estate owned	(126)	(133)	191	278
FDIC insurance premiums	105	117	230	237
Other	3,214	3,476	6,730	7,173
Total noninterest expenses	34,737	36,187	64,884	65,245
Income before income taxes	12,521	13,510	21,578	23,495
Income tax expense	3,101	4,622	5,205	8,035
Net income	$9,420	$8,888	$16,373	$15,460
Income per share:
Basic	$0.34	$0.32	$0.60	$0.56
Diluted	$0.34	$0.32	$0.59	$0.55
Weighted average shares outstanding:
Basic	27,504	27,487	27,506	27,406
Diluted	27,742	27,955	27,790	27,913

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Net income	$9,420	$8,888	$16,373	$15,460

Other comprehensive (loss) income, net of tax:
Net unrealized holding gain (loss) on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $201, ($204), $1,013, ($356), respectively	(537)	316	(2,696)	550
Reclassification adjustment for net loss included in net income during the period, net of tax benefit of $0, ($42), $0, ($42) respectively	-	65	-	65
Reclassification adjustment for net deferred tax liability revaluation	-	-	5	-
Total other comprehensive (loss) income	(537)	381	(2,691)	615
Comprehensive income	$8,883	$9,269	$13,682	$16,075

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Repurchased	Total Shareholders' Equity
	Shares	Amount
	(Dollars In Thousands, except per share amounts)
Balances at December 31, 2016	29,430	$$294	$322,934	$184,565	$(20,178)	$(378)	$(76,547)	$410,690

Comprehensive income:
Net income	-	-	-	15,460	-	-	-	15,460
Other comprehensive income	-	-	-	-	-	615	-	615
Total comprehensive income								16,075

ESOP shares committed to be released to Plan participants	-	-	315	-	594	-	-	909
Cash dividend, $0.74 per share	-	-	-	(20,513)	-	-	-	(20,513)
Stock compensation activity, net of tax	174	2	806	-	-	-	-	808
Stock compensation expense	-	-	948	-	-	-	-	948
Purchase of common stock returned to authorized but unissued	(50)	-	-	-	-	-	(910)	(910)
Balances at June 30, 2017	29,554	$$296	$325,003	$179,512	$(19,584)	$237	$(77,457)	$408,007

Balances at December 31, 2017	29,501	$$295	$326,655	$183,358	$(18,991)	$(477)	$(78,736)	$412,104

Comprehensive income:
Net income	-	-	-	16,373	-	-	-	16,373
Other comprehensive loss	-	-	-	-	-	(2,691)	-	(2,691)
Total comprehensive income								13,682

Reclassification for net deferred tax liability revaluation	-	-	-	(5)	-	-	-	(5)
ESOP shares committed to be released to Plan participants	-	-	320	-	594	-	-	914
Cash dividend, $0.74 per share	-	-	-	(20,459)	-	-	-	(20,459)
Stock based compensation activity	48	-	599	-	-	-	-	599
Stock compensation expense	-	-	876	-	-	-	-	876
Purchase of common stock returned to authorized but unissued	(231)	(2)	-	-	-	-	(3,965)	(3,967)
Balances at June 30, 2018	29,318	$$293	$328,450	$179,267	$(18,397)	$(3,168)	$(82,701)	$403,744

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
	2018	2017
	(In Thousands)

Operating activities:
Net income	$16,373	$15,460
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(1,100)	(1,186)
Provision for depreciation	1,116	1,043
Stock based compensation	876	948
Net amortization of premium/discount on debt and mortgage related securities	271	365
Amortization of unearned ESOP shares	914	909
Amortization and impairment of mortgage servicing rights	89	49
Gain on sale of loans held for sale	(52,350)	(60,277)
Loans originated for sale	(1,190,708)	(1,219,226)
Proceeds on sales of loans originated for sale	1,250,000	1,308,107
Increase in accrued interest receivable	(89)	(153)
Increase in cash surrender value of life insurance	(801)	(788)
Increase in accrued interest on deposits and borrowings	149	70
Decrease in other liabilities	(759)	(560)
Increase (decrease) in prepaid tax expense	212	(1,132)
Loss on sale of securities	-	107
Net (gain) loss related to real estate owned	(4)	102
Gain on sale of mortgage servicing rights	-	(308)
Other	(9,497)	(2,006)
Net cash provided by operating activities	14,692	41,524

Investing activities:
Net increase in loans receivable	(50,494)	(49,033)
Net change in FHLB stock	(2,475)	(5,400)
Purchases of:
Mortgage related securities	(7,038)	(4,976)
Premises and equipment, net	(577)	(695)
Bank owned life insurance	(180)	(2,680)
Mortgage banking branch	(600)	-
Proceeds from:
Principal repayments on mortgage-related securities	14,648	16,940
Maturities of debt securities	3,105	5,845
Sales of debt securities	-	448
Sales of real estate owned	2,456	2,119
Net cash used in investing activities	(41,155)	(37,432)

Financing activities:
Net increase (decrease) in deposits	28,060	(12,018)
Net change in short term borrowings	(43,762)	34,948
Repayment of long term debt	(115,000)	(24,000)
Proceeds from long term debt	205,000	100,000
Net change in advance payments by borrowers for taxes	5,533	(241)
Cash dividends on common stock	(20,491)	(20,336)
Purchase of common stock returned to authorized but unissued	(3,967)	(910)
Proceeds from stock option exercises	599	808
Net cash provided by financing activities	55,972	78,251
Increase in cash and cash equivalents	29,509	82,343
Cash and cash equivalents at beginning of period	48,607	47,217
Cash and cash equivalents at end of period	$78,116	$129,560

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$4,783	$9,332
Interest payments	8,316	7,880
Noncash activities:
Loans receivable transferred to real estate owned	318	923
Dividends declared but not paid in other liabilities	3,499	3,514
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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2017 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.

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

Impact of Recent Accounting Pronouncements

Accounting Standards Codification ("ASC") Topic 606 "Revenue from Contracts with Customers." Authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" amended prior guidance to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and to provide clarification on identifying performance obligations and licensing implementation guidance. The Company's revenue is comprised of interest and non-interest revenue. The guidance does not apply to revenue associated with financial instruments, including loans and securities.  The Company completed its overall assessment of revenue streams and related contracts affected by the guidance, including asset management fees, deposit related fees, and other non-interest related fees.  The Company adopted ASC 606 as of January 1, 2018 with no impact on total shareholders' equity or net income.

Revenue Recognition

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASC 606.  The following is a discussion of revenues within the scope of the new revenue guidance:

●
Debit and credit card interchange fee income - Card processing fees consist of interchange fees from consumer debit and credit card networks and other card related services.  Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.

●
Service charges on deposit accounts - Revenue from service charges on deposit accounts is earned through deposit-related services; as well as overdraft, non-sufficient funds, account management and other deposit-related fees.  Revenue is recognized for these services either over time, corresponding with deposit accounts' monthly cycle, or at a point in time for transactional related services and fees.

●
Service charges on loan accounts - Revenue from loan accounts consists primarily of fees earned on prepayment penalties.  Revenue is recognized for these services at a point in time for transactional related services and fees.

ASC Topic 825 "Financial Instruments." Authoritative accounting guidance under ASC Topic 825, "Financial Instruments" amended prior guidance to require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected the fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The Company adopted ASC 825 as of January 1, 2018 with no material impact on the Company's statements of operations or financial condition.

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

ASC Topic 220 "Income Statement - Reporting Comprehensive Income." Authoritative accounting guidance under ASC Topic 220, "Income Statement - Reporting Comprehensive Income" allows Companies to make a one-time reclassification from accumulated other comprehensive income (loss) to retained earnings for the effects of remeasuring deferred income taxes originally recorded in other comprehensive income as a result of the change in the federal income tax rate by the Tax Cuts and Jobs Act.  The Company adopted this guidance as of January 1, 2018 with no impact on total shareholders' equity or net income.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$49,219	$116	$(921)	$48,414
Collateralized mortgage obligations:
Government sponsored enterprise issued	61,732	10	(1,799)	59,943
Mortgage-related securities	110,951	126	(2,720)	108,357

Government sponsored enterprise bonds	500	-	(1)	499
Municipal securities	61,736	686	(171)	62,251
Other debt securities	15,003	-	(1,582)	13,421
Debt securities	77,239	686	(1,754)	76,171
Certificates of deposit	490	-	-	490
	$188,680	$812	$(4,474)	$185,018

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$57,351	$324	$(240)	$57,435
Collateralized mortgage obligations:
Government sponsored enterprise issued	61,313	3	(816)	60,500
Mortgage-related securities	118,664	327	(1,056)	117,935

Government sponsored enterprise bonds	2,500	-	(3)	2,497
Municipal securities	62,516	1,334	(81)	63,769
Other debt securities	15,005	12	(492)	14,525
Debt securities	80,021	1,346	(576)	80,791
Certificates of deposit	980	1	-	981
	$199,665	$1,674	$(1,632)	$199,707

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At June 30, 2018, $2.1 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2017, $2.9 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2018 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$8,106	$8,093
Due after one year through five years	24,801	24,681
Due after five years through ten years	33,159	33,696
Due after ten years	11,663	10,191
Mortgage-related securities	110,951	108,357
	$188,680	$185,018

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$39,221	$(729)	$3,994	$(192)	$43,215	$(921)
Collateralized mortgage obligations:
Government sponsored enterprise issued	35,338	(902)	21,590	(897)	56,928	(1,799)
Government sponsored enterprise bonds	499	(1)	-	-	499	(1)
Municipal securities	25,418	(169)	100	(2)	25,518	(171)
Other debt securities	4,958	(45)	8,463	(1,537)	13,421	(1,582)
	$105,434	$(1,846)	$34,147	$(2,628)	$139,581	$(4,474)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$35,136	$(143)	$4,464	$(97)	$39,600	$(240)
Collateralized mortgage obligations:
Government sponsored enterprise issued	37,949	(348)	21,651	(468)	59,600	(816)
Government sponsored enterprise bonds	2,497	(3)	-	-	2,497	(3)
Municipal securities	17,096	(80)	100	(1)	17,196	(81)
Other debt securities	-	-	9,508	(492)	9,508	(492)
	$92,678	$(574)	$35,723	$(1,058)	$128,401	$(1,632)

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

(In Thousands)
Credit-related impairments on securities as of December 31, 2016	$94
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Credit-related impairments on securities as of December 31, 2017	94
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Credit-related impairments on securities as of June 30, 2018	$94

As of June 30, 2018, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of June 30, 2018, this security had an amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of June 30, 2018, the Company had five mortgage-backed securities, 15 government sponsored enterprise issued securities, one municipal bond security, and one corporate debt security which had been in an unrealized loss position for twelve months or longer and represents a loss of 3.2% of the aggregate amortized cost. These securities were determined not to be other-than-temporarily impaired as of June 30, 2018. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

The unrealized losses for the other debt security with an unrealized loss greater than 12 months is due to the current slope of the yield curve.  The security currently earns a fixed interest rate but transitions in the future to a floating rate that is indexed to the 10 year Treasury interest rate.  The Company does not intend to sell nor does it believe that it will be required to sell the security before recovery of their amortized cost basis.

Deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the six months ended June 30, 2018, there were no sales of securities. During the six months ended June 30, 2017, proceeds from the sale of securities totaled $448,000 and resulted in losses totaling $107,000. The $107,000 included in loss on sale of available for sale securities in the consolidated statements of income during the six months ended June 30, 2017 was reclassified, net of tax, from accumulated other comprehensive income.

Note 3 - Loans Receivable

Loans receivable at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018	December 31, 2017
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$468,371	$439,597
Multi-family	592,620	578,440
Home equity	20,247	21,124
Construction and land	10,122	19,859
Commercial real estate	219,253	195,842
Consumer	378	255
Commercial loans	31,145	36,697
	$1,342,136	$1,291,814

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

Qualifying loans receivable totaling $984.3 million and $971.3 million at June 30, 2018 and December 31, 2017, respectively, are pledged as collateral against $430.0 million and $375.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLBC") advances under a blanket security agreement at June 30, 2018 and December 31, 2017.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank.  As of June 30, 2018 and December 31, 2017, loans aggregating approximately $3.2 million and $4.5 million, respectively, were outstanding to such parties.  None of these loans were considered impaired as of June 30, 2018 or December 31, 2017.

As of June 30, 2018 and December 31, 2017, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of June 30, 2018 and December 31, 2017 follows:

	As of June 30, 2018
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,245	$201	$3,634	$6,080	$462,291	$468,371
Multi-family	-	216	384	600	592,020	592,620
Home equity	67	-	165	232	20,015	20,247
Construction and land	-	-	-	-	10,122	10,122
Commercial real estate	-	-	176	176	219,077	219,253
Consumer	40	-	-	40	338	378
Commercial loans	50	-	26	76	31,069	31,145
Total	$2,402	$417	$4,385	$7,204	$1,334,932	$1,342,136

	As of December 31, 2017
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,494	$146	$3,516	$5,156	$434,441	$439,597
Multi-family	-	128	192	320	578,120	578,440
Home equity	68	-	56	124	21,000	21,124
Construction and land	-	-	-	-	19,859	19,859
Commercial real estate	-	-	184	184	195,658	195,842
Consumer	-	-	-	-	255	255
Commercial loans	-	42	26	68	36,629	36,697
Total	$1,562	$316	$3,974	$5,852	$1,285,962	$1,291,814

(1)	Includes $73,000 and $241,000 at June 30, 2018 and December 31, 2017, respectively, which are on non-accrual status.
(2)	Includes $- and $15,000 at June 30, 2018 and December 31, 2017, respectively, which are on non-accrual status.
(3)	Includes $1.7 million and $1.8 million at June 30, 2018 and December 31, 2017, respectively, which are on non-accrual status.

A summary of the activity for the six months ended June 30, 2018 and 2017 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Six months ended June 30, 2018
Balance at beginning of period	$5,794	$4,431	$356	$949	$1,881	$10	$656	$14,077
Provision (credit) for loan losses	102	(425)	(62)	(607)	87	(1)	(194)	(1,100)
Charge-offs	(62)	-	-	-	-	-	-	(62)
Recoveries	85	70	13	40	1	-	-	209
Balance at end of period	$5,919	$4,076	$307	$382	$1,969	$9	$462	$13,124

Six months ended June 30, 2017
Balance at beginning of period	$7,164	$4,809	$364	$1,016	$1,951	$12	$713	$16,029
Provision (credit) for loan losses	(187)	(376)	1	(310)	(166)	(1)	(147)	(1,186)
Charge-offs	(392)	(44)	-	(14)	-	-	-	(450)
Recoveries	119	43	17	40	-	-	-	219
Balance at end of period	$6,704	$4,432	$382	$732	$1,785	$11	$566	$14,612

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of June 30, 2018 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$51	$-	$34	$-	$26	$-	$-	$111
Allowance related to loans collectively evaluated for impairment	5,868	4,076	273	382	1,943	9	462	13,013
Balance at end of period	$5,919	$4,076	$307	$382	$1,969	$9	$462	$13,124

Loans individually evaluated for impairment	$7,669	$781	$223	$-	$462	$-	$26	$9,161
Loans collectively evaluated for impairment	460,702	591,839	20,024	10,122	218,791	378	31,119	1,332,975
Total gross loans	$468,371	$592,620	$20,247	$10,122	$219,253	$378	$31,145	$1,342,136

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of June 30, 2018 and December 31, 2017:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At June 30, 2018
Substandard	$7,829	$781	$256	$-	$462	$-	$863	$10,191
Watch	6,018	544	378	-	392	-	1,015	8,347
Pass	454,524	591,295	19,613	10,122	218,399	378	29,267	1,323,598
	$468,371	$592,620	$20,247	$10,122	$219,253	$378	$31,145	$1,342,136

At December 31, 2017
Substandard	$7,581	$1,135	$138	$-	$1,124	$-	$1,585	$11,563
Watch	4,939	330	401	-	295	-	741	6,706
Pass	427,077	576,975	20,585	19,859	194,423	255	34,371	1,273,545
	$439,597	$578,440	$21,124	$19,859	$195,842	$255	$36,697	$1,291,814

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

The following tables present data on impaired loans at June 30, 2018 and December 31, 2017.

	As of or for the Six Months Ended June 30, 2018
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$440	$440	$51	$-	$444	$15
Multi-family	-	-	-	-	-	-
Home equity	78	78	34	-	80	3
Construction and land	-	-	-	-	-	-
Commercial real estate	25	434	26	409	30	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	543	952	111	409	554	18
Total Impaired with no Reserve
One- to four-family	7,229	8,260	-	1,031	7,307	193
Multi-family	781	1,627	-	846	791	26
Home equity	145	145	-	-	146	2
Construction and land	-	-	-	-	-	-
Commercial real estate	437	437	-	-	438	7
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	8,618	10,495	-	1,877	8,708	228
Total Impaired
One- to four-family	7,669	8,700	51	1,031	7,751	208
Multi-family	781	1,627	-	846	791	26
Home equity	223	223	34	-	226	5
Construction and land	-	-	-	-	-	-
Commercial real estate	462	871	26	409	468	7
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	$9,161	$11,447	$111	$2,286	$9,262	$246

	As of or for the Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$903	$903	$77	$-	$913	$52
Multi-family	-	-	-	-	-	-
Home equity	79	79	44	-	83	6
Construction and land	-	-	-	-	-	-
Commercial real estate	34	443	34	409	43	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	1,016	1,425	155	409	1,039	58
Total Impaired with no Reserve
One- to four-family	6,515	7,604	-	1,089	6,796	359
Multi-family	1,007	1,864	-	857	1,005	94
Home equity	106	106	-	-	111	5
Construction and land	-	-	-	-	-	-
Commercial real estate	506	506	-	-	513	19
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	8,160	10,106	-	1,946	8,451	477
Total Impaired
One- to four-family	7,418	8,507	77	1,089	7,709	411
Multi-family	1,007	1,864	-	857	1,005	94
Home equity	185	185	44	-	194	11
Construction and land	-	-	-	-	-	-
Commercial real estate	540	949	34	409	556	19
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	$9,176	$11,531	$155	$2,355	$9,490	$535

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $8.6 million of impaired loans as of June 30, 2018 for which no allowance has been provided, $1.9 million in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans' net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At June 30, 2018, total impaired loans included $4.4 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2017, total impaired loans included $5.1 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of June 30, 2018
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$934	5	$3,674	7
Multi-family	-	-	397	2	397	2
Commercial real estate	287	1	26	1	313	2
	$3,027	3	$1,357	8	$4,384	11

	As of December 31, 2017
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$1,156	7	$3,896	9
Multi-family	-	-	815	3	815	3
Home equity	47	1	-	-	47	1
Commercial real estate	290	1	34	1	324	2
	$3,077	4	$2,005	11	$5,082	15

At June 30, 2018, $4.4 million in loans had been modified in troubled debt restructurings and $1.4 million of these loans were included in the non-accrual loan total. The remaining $3.0 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $26,000 valuation allowance has been established as of June 30, 2018 with respect to the $4.4 million in troubled debt restructurings. As of December 31, 2017, a $34,000 valuation allowance had been established with respect to the $5.1 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of June 30, 2018
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,423	6	$615	2	$4,038	8
Principal forbearance	-	-	-	-	-	-
Interest reduction	346	3	-	-	346	3
	$3,769	9	$615	2	$4,384	11

	As of December 31, 2017
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$4,022	9	$660	2	$4,682	11
Principal forbearance	47	1	-	-	47	1
Interest reduction	353	3	-	-	353	3
	$4,422	13	$660	2	$5,082	15

There were no loans modified as troubled debt restructurings during the three or six months ended June 30, 2018 and June 30, 2017.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three months or six ended June 30, 2018 and June 30, 2017.

The following table presents data on non-accrual loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,929	$4,677
Multi-family	780	1,007
Home equity	210	107
Construction and land	-	-
Commercial real estate	176	251
Commercial	26	26
Consumer	-	-
Total non-accrual loans	$6,121	$6,068
Total non-accrual loans to total loans receivable	0.46%	0.47%
Total non-accrual loans to total assets	0.33%	0.34%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	June 30, 2018	December 31, 2017
	(In Thousands)

One- to four-family	$248	$1,330
Multi-family	-	-
Construction and land	3,468	4,582
Commercial real estate	300	300
Total real estate owned	4,016	6,212
Valuation allowance at end of period	(1,638)	(1,654)
Total real estate owned, net	$2,378	$4,558

The following table presents the activity in the Company's real estate owned:

	Six months ended June 30,
	2018	2017
	(In Thousands)
Real estate owned at beginning of the period	$4,558	6,118
Transferred from loans receivable	318	923
Sales (net of gains / losses)	(2,197)	(1,792)
Write downs	(301)	(464)
Other	-	(1)
Real estate owned at the end of the period	$2,378	4,784

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.5 million and $2.3 million at June 30, 2018 and December 31, 2017, respectively.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Six months ended June 30,
	2018	2017
	(In Thousands)
Mortgage servicing rights at beginning of the period	$888	$2,260
Additions	244	568
Amortization	(89)	(49)
Sales	-	(2,264)
Mortgage servicing rights at end of the period	1,043	515
Valuation allowance at end of period	-	-
Mortgage servicing rights at end of the period, net	$1,043	$515

During the six months ended June 30, 2018, $1.19 billion in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $1.25 billion, generating mortgage banking income of $56.3 million. The unpaid principal balance of loans serviced for others was $147.9 million and $126.3 million at June 30, 2018 and December 31, 2017, respectively. These loans are not reflected in the consolidated statements of financial condition.

During the six months ended June 30, 2018, the Company did not sell any mortgage servicing rights.  During the six months ended June 30, 2017, the Company sold mortgage servicing rights related to $295.1 million in loans receivable with a book value of $2.3 million for $2.6 million resulting in a gain on sale of $308,000.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ending December 31:	(In Thousands)
2018	$76
2019	137
2020	127
2021	116
2022	106
Thereafter	481
Total	$1,043

Note 6— Deposits

At June 30, 2018 and December 31, 2017, time deposits with balances greater than $250,000 amounted to $54.6 million and $45.9 million, respectively.

A summary of the contractual maturities of time deposits at June 30, 2018 is as follows:

(In Thousands)

Within one year	$507,963
More than one to two years	175,741
More than two to three years	19,300
More than three to four years	1,234
More than four through five years	2,348
$706,586

Note 7— Borrowings

Borrowings consist of the following:

	June 30, 2018			December 31, 2017
	Balance		Weighted Average Rate	Balance		Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement		$2,523	4.97%		$11,285	4.32%
Federal Home Loan Bank, Chicago advances		-	-		35,000	1.28%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2018		-	-		65,000	2.97%
2021		50,000	0.85%		100,000	0.78%
2027		175,000	1.38%		175,000	1.38%
2028		205,000	2.32%		-	-
	$	$ 432,523	1.79%	$	$ 386,285	1.57%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $2.5 million balance at June 30, 2018 and an $11.3 million balance at December 31, 2017.

The $50.0 million advance due in 2021 has a fixed rate of 0.85% with a FHLB quarterly call option beginning in September 2018.

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

The $205.0 million in advances due in 2028 consists of one $25.0 million advance with a fixed rate of 2.16% with a FHLB single call option in March 2020, two advances totaling $55.0 million with a fixed rate of 2.27% and with a FHLB single call option in March 2021, one advance of $25.0 million with a fixed rate of 2.40% and with a FHLB single call option in May 2020, two advances totaling  $50.0 million with fixed rates of 2.34% to 2.48% and with a FHLB single call option in May 2021, and one advance of $50.0 million with a fixed rate of 2.34% and with a FHLB quarterly call option beginning in June 2020.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances. The Company's borrowings from the FHLBC are limited to 77% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of home equity loans and 64% of the carrying value of multi-family loans. In addition, these advances were collateralized by FHLBC stock of $19.4 million at June 30, 2018 and $16.9 million at December 31, 2017. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization's complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.

In addition, as a result of the legislation, the federal banking agencies are required to develop a "Community Bank Leverage Ratio" (the ratio of a bank's tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

The table below includes the regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2018, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

The actual and required capital amounts and ratios for the Bank as of June 30, 2018 and December 31, 2017 are presented in the table below:

	June 30, 2018
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$419,416	29.48%	$113,833	8.00%	$140,512	9.875%	$	N/A	N/A
WaterStone Bank	389,589	27.41%	113,714	8.00%	140,366	9.875%		142,143	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	406,292	28.55%	85,375	6.00%	112,054	7.875%		N/A	N/A
WaterStone Bank	376,465	26.49%	85,286	6.00%	111,937	7.875%		113,714	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	406,292	28.55%	64,031	4.50%	90,711	6.375%		N/A	N/A
WaterStone Bank	376,465	26.49%	63,964	4.50%	90,616	6.375%		92,393	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	406,292	21.70%	74,899	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	376,465	20.11%	74,899	4.00%	N/A	N/A		93,624	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	376,465	20.10%	112,386	6.00%	N/A	N/A		N/A	N/A

	December 31, 2017
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$426,057	30.75%	$110,829	8.00%	$128,146	9.25%	$	N/A	N/A
WaterStone Bank	400,792	28.93%	110,812	8.00%	128,127	9.25%		138,515	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	411,980	29.74%	83,122	6.00%	100,439	7.25%		N/A	N/A
WaterStone Bank	386,715	27.92%	83,109	6.00%	100,424	7.25%		110,812	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	411,980	29.74%	62,341	4.50%	79,658	5.75%		N/A	N/A
WaterStone Bank	386,715	27.92%	62,332	4.50%	79,646	5.75%		90,035	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	411,980	22.43%	73,481	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	386,715	21.10%	73,304	4.00%	N/A	N/A		91,630	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	386,715	21.44%	108,243	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense decreased $2.8 million, or 35.2%, to $5.2 million for the six months ended June 30, 2018 compared to $8.0 million during the six months ended June 30, 2017. Income tax expense was recognized on the statement of income during the six months ended June 30, 2018 at an effective rate of 24.1% of pretax income compared to 34.2% during the six months ended June 30, 2017.  The decrease in the effective rate primarily resulted from the federal tax rate decrease from 35% to 21% as a result of The Tax Cuts and Jobs Act that was enacted into law on December 22, 2017. During the six months ended June 30, 2018, the Company recognized a benefit of approximately $137,000 related to stock awards exercised compared to a benefit of $806,000 recognized during the six months ended June 30, 2017.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of June 30, 2018 and December 31, 2017.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
June 30, 2018
Repurchase Agreements
Short-term	$2,523	$-	$2,523	$2,523	$-
	$2,523	$-	$2,523	$2,523	$-

December 31, 2017
Repurchase Agreements
Short-term	$11,285	$-	$11,285	$11,285	$-
	$11,285	$-	$11,285	$11,285	$-

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

	June 30, 2018	December 31, 2017
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$21,448	$31,543
Commitments to extend credit under home equity lines of credit (2)	15,163	14,972
Unused portion of construction loans (3)	49,531	17,097
Unused portion of business lines of credit	16,004	16,878
Standby letters of credit	1,026	259

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of June 30, 2018 and December 31, 2017.

In the normal course of business, the Company, or it's subsidiaries, are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Herrington v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington, plus post-judgment interest. On February 12, 2018, the District Court awarded post-arbitration fees and costs of approximately $98,000. The judgment is currently being appealed by Waterstone to the Seventh Circuit Court of Appeals, where oral argument was held on May 29, 2018. If the judgment is upheld in full, the Company has estimated that the award, which includes attorney's fees, costs, and interest, could be as high as $11 million. However, Waterstone has meaningful appellate rights and intends to rigorously defend its interests in this matter, including arguing for complete reversal on appeal. Although the Company believes there is a strong basis for appeal, there remains a reasonable possibility that the Court's judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $11 million. Given the pending appeal, we do not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

Werner v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a putative collection action lawsuit that was filed on August 4, 2017 in the United States District Court for the Western District of Wisconsin, Werner et al. v. Waterstone Mortgage Corporation. Plaintiffs allege that Waterstone Mortgage Corporation violated the Fair Labor Standards Act (FLSA) by failing to pay loan officers minimum and overtime wages. The case in the early stages of litigation. On October 26, 2017, Plaintiffs moved for conditional certification and to provide notice to the putative class. On February 9, 2018, the Court denied Plaintiffs' motion for conditional certification and notice. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims.  The parties are now engaging in discovery. Given the early stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, or is it able to estimate the range of any possible loss.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At June 30, 2018, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $401.3 million and interest rate lock commitments with an aggregate notional amount of approximately $304.1 million.  The fair value of the forward commitments to sell mortgage loans at June 30, 2018 included a loss of $394,000 that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at June 30, 2018 included a gain of $3.2 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In Thousands, except per share amounts)

Net income	$9,420	$8,888	$16,373	$15,460

Weighted average shares outstanding	27,504	27,487	27,506	27,406
Effect of dilutive potential common shares	238	468	284	507
Diluted weighted average shares outstanding	27,742	27,955	27,790	27,913

Basic earnings per share	$0.34	$0.32	$0.60	$0.56
Diluted earnings per share	0.34	0.32	0.59	0.55

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

The following table presents information about our assets recorded in our consolidated statement of financial condition at their fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2018	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$48,414	$-	$48,414	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	59,943	-	59,943	-
Government sponsored enterprise bonds	499	-	499	-
Municipal securities	62,251	-	62,251	-
Other debt securities	13,421	-	13,421	-
Certificates of deposit	490	-	490	-
Loans held for sale	142,954	-	142,954	-
Mortgage banking derivative assets	3,117	-	-	3,117
Mortgage banking derivative liabilities	394	-	-	394

		Fair Value Measurements Using
	December 31, 2017	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$57,435	$-	$57,435	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	60,500	-	60,500	-
Government sponsored enterprise bonds	2,497	-	2,497	-
Municipal securities	63,769	-	63,769	-
Other debt securities	14,525	-	14,525	-
Certificates of deposit	981	-	981	-
Loans held for sale	149,896	-	149,896	-
Mortgage banking derivative assets	2,004	-	-	2,004
Mortgage banking derivative liabilities	-	-	-	-

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

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2016	$3,334

Mortgage derivative loss, net	(1,330)
Balance at December 31, 2017	$2,004

Mortgage derivative gain, net	719
Balance at June 30, 2018	$2,723

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statement of financial condition at their fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2018	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$432	$-	$-	$432
Real estate owned	2,378	-	-	2,378

		Fair Value Measurements Using
	December 31, 2017	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$861	$-	$-	$861
Real estate owned	4,558	-	-	4,558

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

The carrying amounts and fair values of the Company's financial instruments consist of the following:

	June 30, 2018					December 31, 2017
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$78,116	$78,116	$71,591	$6,525	$-	$48,607	$48,607	$39,607	$9,000	$-
Securities available-for-sale	185,018	185,018	-	185,018	-	199,707	199,707	-	199,707	-
Loans held for sale	142,954	142,954	-	142,954	-	149,896	149,896	-	149,896	-
Loans receivable	1,342,136	1,297,936	-	-	1,297,936	1,291,814	1,291,142	-	-	1,291,142
FHLB stock	19,350	19,350	-	19,350	-	16,875	16,875	-	16,875	-
Accrued interest receivable	5,013	5,013	5,013	-	-	4,924	4,924	4,924	-	-
Mortgage servicing rights	1,043	1,500	-	-	1,500	888	1,125	-	-	1,125
Mortgage banking derivative assets	3,117	3,117	-	-	3,117	2,004	2,004	-	-	2,004

Financial Liabilities
Deposits	995,440	995,044	288,854	706,190	-	967,380	967,558	278,401	689,157	-
Advance payments by borrowers for taxes	22,721	22,721	22,721	-	-	4,876	4,876	4,876	-	-
Borrowings	432,523	428,079	-	428,079	-	386,285	384,348	-	384,348	-
Accrued interest payable	1,035	1,035	1,035	-	-	886	886	886	-	-
Mortgage banking derivative liabilities	394	394	-	-	394	-	-	-	-	-

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

Loans Receivable

The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Company believes are consistent with discounts in the market place. Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type such as one- to four-family, multi-family, home equity, construction and land, commercial real estate, commercial, and other consumer. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also includes other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at June 30, 2018 and December 31, 2017.

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

Mortgage Banking

The mortgage banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 23 states with the ability to lend in 47 states.

	As of or for the three months ended June 30, 2018
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$13,747	$(40)	$13	$13,720
Provision for loan losses	(250)	30	-	(220)
Net interest income (loss) after provision for loan losses	13,997	(70)	13	13,940

Noninterest income	1,137	32,547	(366)	33,318

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,301	22,078	(145)	26,234
Occupancy, office furniture and equipment	813	1,792	-	2,605
FDIC insurance premiums	105	-	-	105
Real estate owned	(126)	-	-	(126)
Other	1,495	4,623	(199)	5,919
Total noninterest expenses	6,588	28,493	(344)	34,737
Income (loss) before income taxes	8,546	3,984	(9)	12,521
Income tax expense (benefit)	1,970	1,133	(2)	3,101
Net income (loss)	$6,576	$2,851	$(7)	$9,420

Total assets	$1,878,299	$179,546	$(180,615)	$1,877,230

	As of or for the three months ended June 30, 2017
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$12,433	$24	$24	$12,481
Provision for loan losses	-	25	-	25
Net interest income (loss) after provision for loan losses	12,433	(1)	24	12,456

Noninterest income	995	36,743	(497)	37,241

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,153	23,553	(122)	27,584
Occupancy, office furniture and equipment	782	1,745	-	2,527
FDIC insurance premiums	117	-	-	117
Real estate owned	(133)	-	-	(133)
Other	1,628	4,782	(318)	6,092
Total noninterest expenses	6,547	30,080	(440)	36,187
Income before income taxes	6,881	6,662	(33)	13,510
Income tax expense	1,902	2,715	5	4,622
Net income (loss)	$4,979	$3,947	$(38)	$8,888

Total assets	$1,874,474	$225,119	$(213,283)	$1,886,310

	As of or for the six months ended June 30, 2018
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$27,051	$(232)	$42	$26,861
Provision for loan losses	(1,150)	50	-	(1,100)
Net interest income (loss) after provision for loan losses	28,201	(282)	42	27,961

Noninterest income	2,076	57,278	(853)	58,501

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	9,189	38,319	(291)	47,217
Occupancy, office furniture and equipment	1,639	3,605	-	5,244
FDIC insurance premiums	230	-	-	230
Real estate owned	191	-	-	191
Other	3,021	9,510	(529)	12,002
Total noninterest expenses	14,270	51,434	(820)	64,884
Income before income taxes	16,007	5,562	9	21,578
Income tax expense	3,638	1,568	(1)	5,205
Net income	$12,369	$3,994	$10	$16,373

	As of or for the six months ended June 30, 2017
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
		(In Thousands)

Net interest income	$24,113	$125	$138	$24,376
Provision for loan losses	(1,300)	114	-	(1,186)
Net interest income after provision for loan losses	25,413	11	138	25,562

Noninterest income	1,807	62,128	(757)	63,178

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	8,481	39,342	(244)	47,579
Occupancy, office furniture and equipment	1,623	3,431	-	5,054
FDIC insurance premiums	237	-	-	237
Real estate owned	278	-	-	278
Other	2,883	9,644	(430)	12,097
Total noninterest expenses	13,502	52,417	(674)	65,245
Income before income taxes	13,718	9,722	55	23,495
Income tax expense	4,061	3,949	25	8,035
Net income (loss)	$9,657	$5,773	$30	$15,460

Note 16. - Business Combination

Academy Mortgage Corporation Branch

On June 29, 2018, Waterstone Mortgage Corporation, a subsidiary of WaterStone Bank SSB, completed an acquisition of a branch of Academy Mortgage Corporation, a mortgage banking company. Waterstone Mortgage Corporation paid Academy approximately $600,000 in cash for the transaction.

Waterstone Mortgage Corporation's acquisition of the branch was accounted for as a business combination. Under the transaction, fixed assets and a customer list were acquired and the branch leases were assumed.  Accordingly, the acquired assets were included in the statement of financial condition as of June 30, 2018. Under this method of accounting, assets acquired are recorded at their estimated fair values. Total consideration paid less the fair value of assets acquired was recorded as goodwill. The Company recorded an insignificant amount of goodwill as a result of this acquisition.

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and six months ended June 30, 2018 and 2017 and the financial condition as of June 30, 2018 compared to the financial condition as of December 31, 2017.
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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and six months ended June 30, 2018 and 2017, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended June 30, 2018 and 2017

Net income for the three months ended June 30, 2018 totaled $6.6 million compared to net income of $5.0 million for the three months ended June 30, 2017. Net interest income increased $1.3 million to $13.7 million for the three months ended June 30, 2018 compared to $12.4 million for the three months ended June 30, 2017.  Net interest income increased due to an increase in average loan balances and a reduction in our overall cost of borrowings.  The long-term borrowings that matured during 2017 and into the three months ended June 30, 2018 were replaced with a lower cost mix of funding, including long and short-term borrowings and deposits raised through our retail network.  Provision for loan losses was a negative provision of $250,000 for the three months ended June 30, 2018 compared to no provision for the three months ended June 30, 2017.

Total noninterest income increased $142,000 due primarily to a decrease in loss on sale of available for sale securities along with slight increases in loan fees, cash surrender value of life insurance, and other income. The decrease in loss on sale of available for sale securities resulted from a sale of a municipal bond in 2017 with no sales in 2018. The loan fees increased primary due to increased loan growth. Cash surrender value of life insurance increased as a $2.5 million policy was purchased in 2017.  Other income increased primarily due to an increase in rental and wealth management income.

Compensation, payroll taxes, and other employee benefits expense increased $148,000 to $4.3 million due primarily to an increase in health insurance and salaries expense offset by lower restricted stock expense. Occupancy, office furniture, and equipment increased due primarily to increased computer and maintenance expense. Real estate owned expense increased as there was an increase in writedowns offset by an increase in gain on sale of real estate owned. Other noninterest expense decreased resulting from a decrease in loan origination, credit, and recruiting expenses.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2018 and 2017

Net income totaled $2.9 million for the three months ended June 30, 2018 compared to $3.9 million for the three months ended June 30, 2017. We originated $721.2 million in mortgage loans held for sale during the three months ended June 30, 2018, which was a decrease of $45.6 million, or 5.9%, from the $766.8 million originated during the three months ended June 30, 2017. The decrease in loan production volume was driven by a 5.0% decrease in mortgage purchase products along with a 16.2% decrease in refinance products. Total mortgage banking noninterest income decreased $4.2 million, or 11.4%, to $32.5 million during the three months ended June 30, 2018 compared to $36.7 million during the three months ended June 30, 2017.  Margins decreased approximately 10% for the three months ended June 30, 2018 compared to June 30, 2017.  The margin compression reflects industry dynamics, as price-based competition has escalated to maintain market share in the face of lower demand.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 92.6% of total originations during the three months ended June 30, 2018, compared to 91.7% of total originations during the three months ended June 30, 2017.  The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 68.1% and 31.9% of all loan originations, respectively, during the three months ended June 30, 2018, compared 64.8% and 35.2% of all loan originations, respectively, during the three months ended June 30, 2017.

During the three months ended June 30, 2018, no mortgage servicing rights were sold. During the three months ended June 30, 2017, mortgage servicing rights related to $295.1 million in loans receivable with a book value of $2.3 million were sold at a gain of $308,000.

Total compensation, payroll taxes and other employee benefits decreased $1.5 million, or 6.3%, to $22.1 million for the three months ended June 30, 2018 compared to $23.6 million for the three months ended June 30, 2017.  The decrease in compensation expense was primarily a result of the decrease in commission expense and branch manager pay offset by an increase in salaries expense due to the branch network expansion throughout 2017.  Occupancy, office furniture, and equipment expense increased as the number of branches increased. Other noninterest expense decreased primarily as branch loss reserves decreased and lower provision for losses on loans sold were offset by slightly higher loan origination expenses, advertising expenses and legal fees.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended June 30,
	2018	2017
	(Dollars in Thousands, except per share amounts)

Net income	$9,420	8,888
Earnings per share - basic	0.34	0.32
Earnings per share - diluted	0.34	0.32
Annualized return on average assets	2.02%	1.99%
Annualized return on average equity	9.40%	8.70%

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

	Three months ended June 30,
	2018			2017
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,451,507	$16,700	4.61%	$1,346,784	$14,985	4.46%
Mortgage related securities (2)	109,879	644	2.35%	128,207	678	2.12%
Debt securities, federal funds sold and short-term investments (2)(3)	192,422	1,098	2.29%	195,313	1,081	2.22%
Total interest-earning assets	1,753,808	18,442	4.22%	1,670,304	16,744	4.02%

Noninterest-earning assets	119,291			119,663
Total assets	$1,873,099			$1,789,967

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$37,291	8	0.09%	$35,530	7	0.08%
Money market and savings accounts	166,587	125	0.30%	171,784	109	0.25%
Time deposits	707,758	2,577	1.46%	662,428	1,722	1.04%
Total interest-bearing deposits	911,636	2,710	1.19%	869,742	1,838	0.85%
Borrowings	445,064	1,933	1.74%	393,470	2,221	2.26%
Total interest-bearing liabilities	1,356,700	4,643	1.37%	1,263,212	4,059	1.29%

Noninterest-bearing liabilities
Noninterest-bearing deposits	96,108			90,037
Other noninterest-bearing liabilities	18,266			27,118
Total noninterest-bearing liabilities	114,374			117,155
Total liabilities	1,471,074			1,380,367
Equity	402,025			409,600
Total liabilities and equity	$1,873,099			$1,789,967

Net interest income / Net interest rate spread (4)		13,799	2.85%		12,685	2.73%
Less: taxable equivalent adjustment		79	0.02%		204	0.05%
Net interest income / Net interest rate spread, as reported		$13,720	2.83%		$12,481	2.68%
Net interest-earning assets (5)	$397,108			$407,092
Net interest margin (6)			3.14%			3.00%
Tax equivalent effect			0.02%			0.05%
Net interest margin on a fully tax equivalent basis (6)			3.16%			3.05%
Average interest-earning assets to average interest-bearing liabilities			129.27%			132.23%
__________
(1) Interest income includes net deferred loan fee amortization income of $192,000 and $244,000 for the three months ended June 30, 2018 and 2017, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended June 30, 2018 and 35% for the three months ended June 30, 2017. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.12% and 1.80% for the three months ended June 30, 2018 and 2017, respectively.
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

	Three months ended June 30,
	2018 versus 2017
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$1,192	$523	$1,715
Mortgage related securities (3)	(143)	109	(34)
Debt securities, federal funds sold and short-term investments (3)(4)	(16)	33	17
Total interest-earning assets	1,033	665	1,698

Interest expense:
Demand accounts	-	1	1
Money market and savings accounts	(3)	19	16
Time deposits	125	730	855
Total interest-earning deposits	122	750	872
Borrowings	268	(556)	(288)
Total interest-bearing liabilities	390	194	584
Net change in net interest income	$643	$471	$1,114
______________
(1)	Interest income includes net deferred loan fee amortization income of $192,000 and $244,000 for the three months ended June 30, 2018 and 2017, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended June 30, 2018 and 35% for the three months ended June 30, 2017.

Net interest income increased $1.2 million, or 9.9%, to $13.7 million during the three months ended June 30, 2018 compared to $12.5 million during the three months ended June 30, 2017.

●
Interest income on loans increased $1.7 million due primarily to an increase of $104.7 million in average loans along with a 15 basis point increase in average yield on loans. The increase in average loan balance was driven by a $124.0 million, or 10.3%, increase in the average balance of loans held in portfolio partially offset by a decrease of $19.3 million, or 13.6%, in the average balance of loans held for sale.

●
Interest income from mortgage-related securities decreased $34,000 year over year as the average balance decreased $18.3 million as securities have paid down and less purchases have occurred to replace those securities, as excess funds were used to support loan growth.

●
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $142,000 due to a 32 basis point increase in the average yield. The increase in average yield was driven by a 75 basis point increase in the Federal Funds rate since June 2017 along with the increase in the dividend paid by the FHLB on its stock.  The average balance decreased $2.9 million to $192.4 million. Municipal securities that matured throughout the past 12 months were not replaced due to market conditions.  Those funds were primarily used to fund loan growth while the remainder was held in a cash account.

●
Interest expense on time deposits increased $855,000, or 49.7%, primarily due to a 42 basis point increase of average cost of time deposits, as maturing time deposits have repriced or have been replaced at a slightly higher rate in the current competitive market. In addition to the increase in cost of time deposits, the average balance of time deposits increased $45.3 million compared to the prior year period.

●
Interest expense on money market and savings accounts increased $16,000 due primarily to a five basis point increase in average cost of savings and money market accounts offset by a decrease in average balance of $5.2 million.

●
Interest expense on borrowings decreased $288,000, or 13.0%, due to a decrease in the average cost of borrowings that resulted from the maturity and replacement of fixed rate borrowings since the beginning of the prior year.  The average cost of borrowings totaled 1.74% during the quarter ended June 30, 2018, compared to 2.26% during the quarter ended June 30, 2017. Partially offsetting the decrease in rate, average volume increased to fund loan growth at the community banking segment.

Provision for Loan Losses

Our provision for loan losses amounted to a negative provision of $220,000 for the three months ended June 30, 2018, compared to no provision for loan losses for the three months ended June 30, 2017. The negative provision reflects both net recoveries during the quarter and a continued improvement in the overall risk profile of the loan portfolio.

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

Noninterest Income
	Three months ended June 30,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$491	$481	$10	2.1%
Increase in cash surrender value of life insurance	473	470	3	0.6%
Loss on sale of securities	-	(107)	107	(100.0)%
Mortgage banking income	32,090	36,224	(4,134)	(11.4)%
Other	264	173	91	52.6%
Total noninterest income	$33,318	$37,241	$(3,923)	(10.5)%

Total noninterest income decreased $3.9 million, or 10.5%, to $33.3 million during the three months ended June 30, 2018 compared to $37.2 million during the three months ended June 30, 2017. The decrease resulted primarily from a decrease in mortgage banking income offset by a slight increase in each of the other noninterest income categories.

●
The decrease in mortgage banking income was primarily the result of a decrease in margin.  Gross margin on loans sold decreased approximately 10% at the mortgage banking segment. Total loan origination volume decreased $36.4 million, or 4.9%, to $701.6 million during the three months ended June 30, 2018 compared to a $737.9 million during the three months ended June 30, 2017.  See "Comparison of Mortgage Banking Segment Operations for the Three Months Ended June 30, 2018 and 2017" above for additional discussion of the decrease in mortgage banking income.

●	Service charges on loans and deposits increased primarily due to an increase in loan fees as loan growth continues. Partially offsetting the increase in loan fees, deposit fees decreased.
●	The $107,000 loss on sale of securities was due to a sale of a municipal bond in June 2017. There have been no sales of securities in 2018.
●	The increase in cash surrender value of life insurance was due to an increase in earnings due to a purchase of a $2.5 million policy in June 2017.
●	The $91,000 increase in other noninterest income was due primarily to an increase in mortgage servicing fee income along with an increase in wealth management revenue and rent income.

Noninterest Expenses
	Three months ended June 30,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$26,234	$27,584	$(1,350)	(4.9)%
Occupancy, office furniture and equipment	2,605	2,527	78	3.1%
Advertising	1,000	869	131	15.1%
Data processing	623	633	(10)	(1.6)%
Communications	435	397	38	9.6%
Professional fees	647	717	(70)	(9.8)%
Real estate owned	(126)	(133)	7	(5.3)%
FDIC insurance premiums	105	117	(12)	(10.3)%
Other	3,214	3,476	(262)	(7.5)%
Total noninterest expenses	$34,737	$36,187	$(1,450)	(4.0)%

Total noninterest expenses decreased $1.5 million, or 4.0%, to $34.7 million during the three months ended June 30, 2018 compared to $36.2 million during the three months ended June 30, 2017.

●
Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $1.5 million, or 6.3%, to $22.1 million during the three months ended June 30, 2018. The decrease in compensation expense was primarily a result of the decrease in commission expense and branch manager pay offset by an increase in salaries expense due to the branch network expansion throughout 2017.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $148,000, or 3.6%, to $4.3 million during the three months ended June 30, 2018. The increase was due primarily to an increase in health insurance and salaries expense offset by lower restricted stock expense.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment increased $47,000 to $1.8 million during the three months ended June 30, 2018, resulting from additional rent and depreciation expense in the current year period compared to prior year period due to the addition of mortgage banking segment branches over the past year.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $31,000 to $782,000 during the three months ended June 30, 2018.  The increase was due primarily to increased computer and maintenance expense.

●
Advertising expense increased $131,000, or 15.1%, to $1.0 million during the three months ended June 30, 2018. This was primarily due to marketing increases at the mortgage banking segment in an effort to increase volumes at the branches.

●
Professional fees decreased $70,000, or 9.8%, to $647,000 during the three months ended June 30, 2018. This was primarily due to a decrease in consulting expense at both the mortgage banking and community banking segment.

●
Net real estate owned expense increased $7,000, resulting in $126,000 of income during the three months ended June 30, 2018, compared to $133,000 of income during the three months ended June 30, 2017. Property management expense (other than gains/losses) decreased $1,000 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Net gains on sales of real estate owned increased $27,000 to $249,000 for the three months ended June 30, 2018 compared to $222,000 for the three months ended June 30, 2017. Real estate owned writedowns increased $35,000 to $44,000 for the three months ended June 30, 2018 compared to $10,000 for the three months ended June 30, 2017.

●
Other noninterest expense decreased $262,000 to $3.2 million during the three months ended June 30, 2018. This decrease was primarily at the mortgage banking segment and resulted from decreased branch loss reserves and lower provision for losses on loans sold at the mortgage banking segment. In addition, other noninterest expenses decreased at the community banking segment due primarily to decreases in loan origination, credit, and recruiting expenses.

Income Taxes

Income tax expense decreased $1.5 million, or 32.9%, to $3.1 million during the three months ended June 30, 2018, compared to $4.6 million during the three months ended June 30, 2017. Income tax expense was recognized during the three months ended June 30, 2018 at an effective rate of 24.8% compared to an effective rate of 34.2% during the three months ended June 30, 2017. The decrease in the effective rate primarily resulted from the federal tax rate decrease from 35% to 21% as a result of The Tax Cuts and Jobs Act that was enacted into law on December 22, 2017. During the three months ended June 30, 2018, the Company recognized a benefit of approximately $7,000 related to stock awards exercised compared to a benefit of $456,000 recognized during the three months ended June 30, 2017.

Comparison of Community Banking Segment for the Six Months Ended June 30, 2018 and 2017

Net income for the six months ended June 30, 2018 totaled $12.4 million compared to net income of $9.7 million for the six months ended June 30, 2017.  Net interest income increased $2.9 million to $27.1 million for the six months ended June 30, 2018 compared to $24.1 million for the six months ended June 30, 2017.  Net interest income increased due to an increase in average loan balances and a reduction in our overall cost of borrowing.  The long-term borrowings that matured during 2017 and into the six months ended June 30, 2018 were replaced with a lower cost mix of funding, including long and short-term borrowings and deposits raised through our retail network.  Provision for loan losses was a negative provision of $1.2 million for the six months ended June 30, 2018 compared to a negative provision of $1.3 million for the six months ended June 30, 2017.

Noninterest income increased $269,000 primarily due to a decrease in loss on sale of available for sale securities along with slight increases in loan fees, cash surrender value of life insurance, and other income. The decrease in loss on sale of available for sale securities resulted from a sale of a municipal bond in 2017 with no sales in 2018. The loan fees increased primary due to increased prepayment penalties. Cash surrender value of life insurance increased as a $2.5 million policy was purchased in 2017.  Other income increased primarily due to an increase in rental and wealth management income.

Compensation, payroll taxes, and other employee benefits expense increased $708,000 due primarily to an increase in health insurance and salaries expense offset by lower restricted stock expense. Occupancy, office furniture, and equipment increased due primarily to increased snow removal and utilities expense offset by lower maintenance and depreciation. Real estate owned expense decreased as there was a decrease in writedowns in an effort to sell properties offset by a decrease in gain on sale of real estate owned. Other noninterest expense increased resulting from an increase in loan origination expenses.

Comparison of Mortgage Banking Segment Operations for the Six Months Ended June 30, 2018 and 2017

Net income decreased $1.8 million to $4.0 million for the six months ended June 30, 2018, compared to net income of $5.8 million for the six months ended June 30, 2017. Mortgage banking segment noninterest income decreased $4.9 million, or 7.8%, to $57.3 million for the six months ended June 30, 2018 compared to $62.1 million for the six months ended June 30, 2017.  The decrease in revenue was attributable to a 1.9% decrease in volume origination to $1.24 billion during the six months ended June 30, 2018 compared to $1.26 billion during the six months ended June 30, 2017 along with a decrease in margin of approximately 10%.

Loans originated by the mortgage banking segment for the purpose of sale in the secondary market decreased $24.4 million, or 1.9%, to $1.24 billion during the six months ended June 30, 2018, compared to $1.26 billion for the six months ended June 30, 2017.  The decrease in originations was driven by a 2.0% decrease in the origination of loans made for the purpose of residential purchases and a 1.6% decrease in the origination of mortgage refinance products.  Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance.  The percentage of origination volume related to purchase activity increased slightly to 89.5% from 89.4% of total originations for the six months ended June 30, 2018 and 2017, respectively. The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 68.5% and 31.5% of all loan originations, respectively, during the six months ended June 30, 2018, compared to 63.5% and 36.5% of all originations, respectively, during the six months ended June 30, 2017.

During the six months ended June 30, 2018, no mortgage servicing rights were sold. During the six months ended June 30, 2017, mortgage servicing rights related to $295.1 million in loans receivable with a book value of $2.3 million were sold at a gain of $308,000.

Total compensation, payroll taxes and other employee benefits decreased $1.0 million, or 2.6%, to $38.3 million for the six months ended June 30, 2018 compared to $39.3 million for the six months ended June 30, 2017.  The decrease in compensation expense was primarily a result of the decrease in commission expense and branch manager pay offset by an increase in salaries expense due to the branch network expansion throughout 2017.  Occupancy, office furniture, and equipment expense increased as the number of branches increased. Other noninterest expense decreased primarily as branch loss reserves decreased and lower provision for losses on loans sold offset by slightly higher loan origination expenses, advertising expenses and legal fees.

Consolidated Waterstone Financial, Inc. Results of Operations
	Six months ended June 30,
	2018	2017
	(Dollars in Thousands, except per share amounts)

Net income	$16,373	$15,460
Earnings per share - basic	0.60	0.56
Earnings per share - diluted	0.59	0.55
Annualized return on average assets	1.80%	1.77%
Annualized return on average equity	8.13%	7.56%

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

	Six months ended June 30,
	2018			2017
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,424,923	$32,158	4.55%	$1,326,577	$29,223	4.44%
Mortgage related securities (2)	111,773	1,282	2.31%	130,391	1,374	2.12%
Debt securities, federal funds sold and short-term investments (2)(3)	179,216	2,045	2.30%	190,484	2,142	2.27%
Total interest-earning assets	1,715,912	35,485	4.17%	1,647,452	32,739	4.01%

Noninterest-earning assets	116,320			114,945
Total assets	$1,832,232			$1,762,397

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$37,337	15	0.08%	$37,032	13	0.07%
Money market and savings accounts	159,943	215	0.27%	169,622	210	0.25%
Time deposits	702,729	4,794	1.38%	662,232	3,410	1.04%
Total interest-bearing deposits	900,009	5,024	1.13%	868,886	3,633	0.84%
Borrowings	412,272	3,441	1.68%	371,627	4,317	2.34%
Total interest-bearing liabilities	1,312,281	8,465	1.30%	1,240,513	7,950	1.29%

Noninterest-bearing liabilities
Noninterest-bearing deposits	93,969			86,798
Other noninterest-bearing liabilities	19,940			22,742
Total noninterest-bearing liabilities	113,909			109,540
Total liabilities	1,426,190			1,350,053
Equity	406,042			412,344
Total liabilities and equity	$1,832,232			$1,762,397

Net interest income / Net interest rate spread (4)		27,020	2.87%		24,789	2.72%
Less: taxable equivalent adjustment		159	0.02%		413	0.05%
Net interest income / Net interest rate spread, as reported		$26,861	2.85%		$24,376	2.67%
Net interest-earning assets (5)	$403,631			$406,939
Net interest margin (6)			3.16%			2.98%
Tax equivalent effect			0.02%			0.05%
Net interest margin on a fully tax equivalent basis (6)			3.18%			3.03%
Average interest-earning assets to average interest-bearing liabilities			130.76%			132.80%
__________
(1)  Interest income includes net deferred loan fee amortization income of $384,000 and $386,000 for the six months ended June 30, 2018 and 2017, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the six months ended June 30, 2018 and 35% for the six months ended June 30, 2017. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.12% and 1.83% for the six months ended June 30, 2018 and 2017, respectively.
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

	Six months ended June 30,
	2018 versus 2017
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$2,229	$706	$2,935
Mortgage related securities (3)	(208)	116	(92)
Debt securities, federal funds sold and short-term investments (3) (4)	(129)	32	(97)
Total interest-earning assets	1,892	854	2,746

Interest expense:
Demand accounts	-	2	2
Money market and savings accounts	(12)	17	5
Time deposits	219	1,165	1,384
Total interest-earning deposits	207	1,184	1,391
Borrowings	440	(1,316)	(876)
Total interest-bearing liabilities	647	(132)	515
Net change in net interest income	$1,245	$986	$2,231
______________
(1)	Interest income includes net deferred loan fee amortization income of $384,000 and $386,000 for the six months ended June 30, 2018 and 2017, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the six months ended June 30, 2018 and 35% for the six months ended June 30, 2017.

Net interest income increased $2.5 million, or 10.2%, to $26.9 million during the six months ended June 30, 2018 compared to $24.4 million during the six months ended June 30, 2017.

●
Interest income on loans increased $2.9 million due to an increase in average balance of $98.3 million and by an 11 basis point increase in average yield on loans.  The increase in average loan balance was driven by a $117.5 million increase in the average balance of loans held in portfolio offset by a decrease in the average balance of loans held for sale of $19.1 million.

●
Interest income from mortgage related securities decreased $92,000 year over year as securities have paid down and less purchases have occurred to replace those securities due to current market conditions.

●
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $157,000 due to a 29 basis point increase in the average yield. The increase in average yield was driven by a 100 basis point increase in the Federal Funds rate since March 2017 along with the increase in the dividend paid by the FHLB on its stock.  The average balance decreased $11.3 million to $179.2 million. Municipal securities that matured throughout the past 12 months were not replaced due to market conditions.  Those funds were primarily used to fund loan growth while the remainder was held in a cash account.

●
Interest expense on time deposits increased $1.4 million primarily due to a 34 basis point increase in the average cost of funds, as maturing time deposits have repriced, or have been replaced at a higher rate in the current competitive market.  Along with the increase in rate, the average balance of time deposits increased $40.5 million compared to the prior year period.

●	Interest expense on money market and savings accounts increased $5,000 due primarily to a five basis point increase in rate offset slightly by a decrease in average balance.
●
Interest expense on borrowings decreased $876,000 due to a decrease in the average cost of borrowings that resulted from the maturity and replacement of fixed rate borrowings.  The average cost of borrowings totaled 1.68% during the six months ended June 30, 2018, compared to 2.34% during the six months ended June 30, 2017. Partially offsetting the decrease in rate, average volume increased to fund loan growth at the community banking segment.

Provision for Loan Losses

Our provision for loan losses amounted to a negative provision of $1.1 million during the six months ended June 30, 2018, from a negative provision of $1.2 million during the six months ended June 30, 2017. The negative provision reflects recoveries received during the year and a continued improvement in the overall risk profile of the loan portfolio.

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

Noninterest Income

	Six months ended June 30,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$890	848	42	5.0%
Increase in cash surrender value of life insurance	801	788	13	1.6%
Loss on sale of securities	-	(107)	107	(100.0)%
Mortgage banking income	56,277	60,911	(4,634)	(7.6)%
Other	533	738	(205)	(27.8)%
Total noninterest income	$58,501	63,178	(4,677)	(7.4)%

Total noninterest income decreased $4.7 million, or 7.4%, to $58.5 million during the six months ended June 30, 2018 compared to $63.2 million during the six months ended June 30, 2017. The decrease resulted primarily from a decrease in mortgage banking income along with a decrease in other noninterest income.

●
The $4.6 million decrease in mortgage banking income was the result of a decrease in origination volumes along a decrease in margins.  Total loan origination volume decreased $28.5 million, or 2.3%, to $1.19 billion during the six months ended June 30, 2018 compared to $1.22 billion during the six months ended June 30, 2017.  Gross margin on loans sold decreased approximately 9.6% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Operations for the Six Months Ended June 30, 2018 and 2017" above, for additional discussion of the decrease in mortgage banking income.

●	The increase in service charges on loans and deposits was related to an increase in loan prepayment and other loan fees.
●	The increase in cash surrender value of life insurance was primarily due to the purchase of a $2.5 million policy in June 2017.
●	The $107,000 loss on sale of securities was due to a sale of a municipal bond in June 2017. There have been no sales of securities in 2018.
●
The $205,000 decrease in other noninterest income was primarily due to a gain on mortgage servicing rights as there was a bulk sale of mortgage servicing rights for $308,000 during the six months ended June 30, 2017.  There were no sales of mortgage servicing rights during the six months ended June 30, 2018.  Offsetting the decrease from the gain on sale of mortgage servicing rights, other noninterest income increased due to increases from servicing fee income on loans sold, rental income, and wealth management revenue.

Noninterest Expenses

	Six months ended June 30,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$47,217	$47,579	$(362)	(0.8)%
Occupancy, office furniture and equipment	5,244	5,054	190	3.8%
Advertising	1,860	1,593	267	16.8%
Data processing	1,248	1,231	17	1.4%
Communications	817	776	41	5.3%
Professional fees	1,347	1,324	23	1.7%
Real estate owned	191	278	(87)	(31.3)%
FDIC insurance premiums	230	237	(7)	(3.0)%
Other	6,730	7,173	(443)	(6.2)%
Total noninterest expenses	$64,884	$65,245	$(361)	(0.6)%

Total noninterest expenses decreased $361,000, or 0.6%, to $64.9 million during the six months ended June 30, 2018 compared to $65.2 million during the six months ended June 30, 2017.

●
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment decreased $1.0 million, or 2.6%, to $38.3 million for the six months ended June 30, 2018. The decrease in compensation expense was primarily a result of the decrease in commission expense and branch manager pay offset by an increase in salaries expense due to the branch network expansion throughout 2017.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $708,000, or 8.3%, to $9.2 million during the six months ended June 30, 2018. The increase was due primarily to an increase in health insurance and salaries expense offset by lower restricted stock expense.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment increased $174,000 to $3.6 million during the six months ended June 30, 2018, resulting from additional rent and depreciation expense in the current year period compared to prior year period due to the addition of mortgage banking segment branches over the past year.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $16,000 to $1.6 million during the six months ended June 30, 2018.  The increase was primarily due to increased snow removal and utilities expense offset by lower maintenance and depreciation

●	Advertising expense increased as a result of increased advertising efforts to generate more volume at the mortgage banking segment branches.
●
Professional fees expense increased as a result of an increase in legal fees at the mortgage banking segment primarily related to ongoing litigation.  Legal fees increased slightly at the community banking segment.

●
Net real estate owned expense decreased $87,000, to $191,000 during the six months ended June 30, 2018 compared to $278,000 for the six months ended June 30, 2017. Real estate owned writedowns decreased $164,000 to $300,000 for the six months ended June 30, 2018 compared to $464,000 for the six months ended June 30, 2017. Net gains on sales of real estate owned decreased $58,000 to $304,000 for the six months ended June 30, 2018 compared to $362,000 for the six months ended June 30, 2017.  Property management expense (other than gains/losses) increased $17,000 to $195,000 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

●
Other noninterest expense decreased primarily due to decreased expense at the mortgage banking segment.  The mortgage banking segment resulted from decreased branch loss reserves and lower provision for losses on loans sold at the mortgage banking segment. Offsetting the decrease from the mortgage company, other noninterest expenses increased at the community banking segment due primarily to increases in loan origination expenses.

Income Taxes

Income tax expense decreased $2.8 million, or 35.2%, to $5.2 million during the during the six months ended June 30, 2018, compared to $8.0 million during the six months ended June 30, 2017.  Income tax expense was recognized during the six months ended June 30, 2018 at an effective rate of 24.1% compared to 34.2% for the six months ended June 30, 2017.  The decrease in the effective rate primarily resulted from the federal tax rate decrease from 35% to 21% as a result of The Tax Cuts and Jobs Act that was enacted into law on December 22, 2017. During the six months ended June 30, 2018, the Company recognized a benefit of approximately $137,000 related to stock awards exercised compared to a benefit of $806,000 recognized during the six months ended June 30, 2017.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets -Total assets increased by $70.8 million, or 3.9%, to $1.88 billion at June 30, 2018 from $1.81 billion at December 31, 2017. The increase in total assets primarily reflects an increase in cash and cash equivalents and loans receivable, partially offset by a decrease in loans held for sale and securities available for sale. Funding needed for loan origination was provided by deposits, additional long-term FHLB debt, and advanced payments by borrowers for taxes in 2018.

Cash and Cash Equivalents – Cash and cash equivalents increased $29.5 million, or 60.7%, to $78.1 million at June 30, 2018, compared to $48.6 million at December 31, 2017.  The increase in cash and cash equivalents primarily reflects the increase in deposits, advanced payments by borrowers for taxes, and long-term FHLB borrowings to take advantage of the current interest rate environment in advance of wholesale borrowing maturities.

Securities Available for Sale – Securities available for sale decreased $14.7 million during the six months ended June 30, 2018. The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale - Loans held for sale decreased $6.9 million during the six months ended June 30, 2018 due to the slowdown of mortgage originations for the purpose of refinance along with the timing of loans sold to investors.

Loans Receivable - Loans receivable held for investment increased $50.3 million to $1.34 billion at June 30, 2018 from $1.29 billion at December 31, 2017.  The increase in total loans receivable was primarily attributable to increases in the one- to four-family, multi-family, commercial real estate, and consumer categories. Partially offsetting those increases, home equity, construction and land, and commercial loan categories decreased.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Six months ended June 30,		Year Ended
	2018	2017	December 31, 2017
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,441,710	$1,403,132	$1,403,132
Real estate loans originated for investment:
Residential
One- to four-family	64,162	57,651	117,747
Multi-family	70,554	61,429	108,380
Home equity	2,331	2,409	5,430
Construction and land	26,139	655	2,270
Commercial real estate	43,054	28,499	61,684
Total real estate loans originated for investment	206,240	150,643	295,511
Consumer loans originated for investment	142	-	80
Commercial business loans originated for investment	2,751	4,073	19,610
Total loans originated for investment	209,133	154,716	315,201

Principal repayments	(158,431)	(105,465)	(197,623)
Transfers to real estate owned	(318)	(923)	(2,171)
Loan principal charged-off	(62)	(450)	(1,477)
Net activity in loans held for investment	50,322	47,878	113,930

Loans originated for sale	1,190,708	1,219,226	2,458,370
Loans sold	(1,197,650)	(1,247,830)	(2,533,722)
Net activity in loans held for sale	(6,942)	(28,604)	(75,352)
Total gross loans receivable and held for sale at end of period	$1,485,090	$1,422,406	$1,441,710

Allowance for Loan Losses - The allowance for loan losses decreased $953,000 from December 31, 2017. The decrease resulted from the negative provision due to improvement of key loan quality metrics decreasing the allowance related to the loans collectively and specifically reviewed. The overall decrease was primarily related to the multi-family, construction and land, and commercial categories.  See Note 3 for further discussion on the allowance for loan losses.

Federal Home Loan Bank stock – Total FHLB stock increased $2.5 million from December 31, 2017.  During the six months ended June 30, 2018, $8.6 million of stock was purchased when entering into new short-term and long-term FHLB borrowings.  A total of $6.1 million of stock was sold as short-term FHLB borrowings matured and our ownership requirement decreased accordingly.

Real Estate Owned – Total real estate owned decreased $2.2 million from December 31, 2017.  During the six months ended June 30, 2018, $318,000 was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $2.2 million and writedowns were $301,000 in an effort to sell various aged properties.

Deposits – Total deposits increased $28.1 million to $995.4 million at June 30, 2018 from December 31, 2017.  The increase was driven by an increase of $17.6 million in time deposits, $5.8 million in demand deposits, and $4.7 million in money market and savings deposits.

Borrowings – Total borrowings increased $46.2 million to $432.5 million at June 30, 2018. The community banking segment borrowed a total of $55.0 million additional long term FHLB advances to replace the FHLB advances and fund loan growth. External short term borrowings at the mortgage banking segment decreased a total of $8.8 million at June 30, 2018 from December 31, 2017 to fund loans held for sale.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $17.8 million.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $13.0 million during the six months ended June 30, 2018 compared to December 31, 2017. The decrease was primarily related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.

Shareholders' Equity – Shareholders' equity decreased by $8.4 million to $403.7 million at June 30, 2018 from December 31, 2017.  Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend, the repurchase of stock, and the decrease in the fair value of the security portfolio.  Partially offsetting the decreases were increases to net income, additional paid in capital as stock options were exercised, and unearned ESOP shares as they continue to vest.

ASSET QUALITY

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2018	2017
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,929	$4,677
Multi-family	780	1,007
Home equity	210	107
Construction and land	-	-
Commercial real estate	176	251
Commercial	26	26
Consumer	-	-
Total non-accrual loans	6,121	6,068

Real estate owned
One- to four-family	248	1,330
Multi-family	-	-
Construction and land	3,468	4,582
Commercial real estate	300	300
Total real estate owned	4,016	6,212
Valuation allowance at end of period	(1,638)	(1,654)
Total real estate owned, net	2,378	4,558
Total nonperforming assets	$8,499	$10,626

Total non-accrual loans to total loans, net	0.46%	0.47%
Total non-accrual loans to total assets	0.33%	0.34%
Total nonperforming assets to total assets	0.45%	0.59%

All loans that are 90 days or more past due with respect to principal and interest are recognized as non-accrual. Troubled debt restructurings that are non-accrual either due to being past due greater than 90 days or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above. In addition, loans that are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower review. When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered.  This process generally takes place when a loan is contractually past due between 60 and 90 days.  Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral.  When a loan is determined to be uncollectible, typically coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Six Months
	Ended June 30,
	2018	2017
	(In Thousands)

Balance at beginning of period	$6,068	9,857
Additions	2,047	2,340
Transfers to real estate owned	(318)	(923)
Charge-offs	(6)	(109)
Returned to accrual status	(111)	(2,084)
Principal paydowns and other	(1,559)	(496)
Balance at end of period	$6,121	8,585

Total non-accrual loans increased by $53,000, or 0.9%, to $6.1 million as of June 30, 2018 compared to $6.1 million as of December 31, 2017.  The ratio of non-accrual loans to total loans receivable was 0.46% at June 30, 2018 compared to 0.47% at December 31, 2017.  During the six months ended June 30, 2018, $2.0 million in loans were placed on non-accrual status. Offsetting this activity, $318,000 in non-accrual loans were transferred to real estate owned, $6,000 in loan principal was charged off, $111,000 returned to accrual status, and approximately $1.6 million in principal payments were received during the six months ended June 30, 2018.

Of the $6.1 million in total non-accrual loans as of June 30, 2018, $5.9 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.6 million in cumulative partial net charge-offs have been recorded over the life of these loans as of June 30, 2018.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $97,000 have been recorded as of June 30, 2018.  The remaining $208,000 of non-accrual loans were reviewed on an aggregate basis and $42,000 in general valuation allowance was deemed necessary related to those loans as of June 30, 2018.   The $42,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of June 30, 2018 totaled $1.9 million, which represents 31.3% of total non-accrual loans as of that date.  These five loans are carried net of cumulative life-to-date net charge-offs of $10,000.  No specific valuation allowance was deemed necessary based on net realizable collateral value with respect to these five loans as of June 30, 2018.

For the six months ended June 30, 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $242,000.  We received $165,000 of interest payments on such loans during the six months ended June 30, 2018.   Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more at June 30, 2018 or December 31, 2017.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of June 30, 2018
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,740	$934	3,674
Multi-family	-	397	397
Commercial real estate	287	26	313
	$3,027	$1,357	4,384

	As of December 31, 2017
	Accruing	Non-accruing	Total

One- to four-family	$2,740	$1,156	3,896
Multi-family	-	815	815
Home equity	47	-	47
Commercial real estate	290	34	324
	$3,077	$2,005	5,082

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At June 30,	At December 31,
	2018	2017
	(Dollars in Thousands)

Loans past due less than 90 days	$2,819	$1,878
Loans past due 90 days or more	4,385	3,974
Total loans past due	$7,204	$5,852

Total loans past due to total loans receivable	0.54%	0.45%

Past due loans increased by $1.4 million, or 23.1%, to $7.2 million at June 30, 2018 from $5.9 million at December 31, 2017.  Loans past due less than 90 days increased by $941,000, or 50.1%.  Loans past due 90 days or more increased by $411,000, or 10.3%, during the six months ended June 30, 2018.

REAL ESTATE OWNED

Total real estate owned decreased by $2.2 million, or 47.8%, to $2.4 million at June 30, 2018, compared to $4.6 million at December 31, 2017.  During the six months ended June 30, 2018, $318,000 was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $2.2 million.  A total of $301,000 in write downs occurred during the six months ended June 30, 2018. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Six Months
	Ended June 30,
	2018	2017
	(Dollars in Thousands)

Balance at beginning of period	$14,077	$16,029
Provision for loan losses	(1,100)	(1,186)
Charge-offs:
Mortgage
One- to four-family	62	392
Multi-family	-	44
Home equity	-	-
Commercial real estate	-	-
Construction and land	-	14
Consumer	-	-
Commercial	-	-
Total charge-offs	62	450
Recoveries:
Mortgage
One- to four-family	85	119
Multi-family	70	43
Home equity	13	17
Commercial real estate	1	-
Construction and land	40	40
Consumer	-	-
Commercial	-	-
Total recoveries	209	219
Net charge-offs	(147)	231
Allowance at end of period	$13,124	$14,612

Ratios:
Allowance for loan losses to non-accrual loans at end of period	214.41%	170.20%
Allowance for loan losses to loans receivable at end of period	0.98%	1.19%
Net (recoveries) charge-offs to average loans outstanding (annualized)	(0.02)%	0.04%
Provision for loan losses to net charge-offs	748.30%	(513.42)%
Net (recoveries) charge-offs to beginning of the period allowance (annualized)	(2.11)%	2.91%

The allowance for loan losses decreased $953,000 to $13.1 million at June 30, 2018, compared to $14.1 million at December 31, 2017.  The decrease in allowance for loan losses reflects the negative provision. The negative provision recorded during the current year reflects a continued improvement in the overall risk profile of the loan portfolio.

Net recoveries totaled $147,000, or less than 0.02% of average loans annualized for the six months ended June 30, 2018, compared to net charge-offs of $231,000, or 0.04% of average loans annualized for the six months ended June 30, 2017. Of the $62,000 in charge-offs during the six months ended June 30, 2018, all of the activity related to loans secured by one- to four-family residential loans.

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

During the six months ended June 30, 2018 primary uses of cash and cash equivalents included: $1.19 billion funding loans held for sale, $50.5 million increase in loans receivable, $20.5 million for cash dividends paid, $43.8 million repayment of short-term borrowings, $7.0 million for purchases of mortgage related securities, and $4.0 million in purchases of our common stock.

During the six months ended June 30, 2018, primary sources of cash and cash equivalents included: $1.25 billion in proceeds from the sale of loans held for sale, $90.0 million in additional proceeds from long-term FHLB debt, $14.6 million in principal repayments on mortgage related securities, $16.4 million in net income, $3.1 million from maturities of debt securities, $28.1 million increase in deposits and $5.5 million from advanced payments by borrowers for taxes.

During the six months ended June 30, 2017 primary uses of cash and cash equivalents included: $1.22 billion funding loans held for sale, $34.9 million in net decrease in short-term borrowings, $24.0 million decrease in repurchase agreements, $49.0 million increase in loans receivable, $12.0 million decrease in deposits, $20.3 million for cash dividends paid, and $5.4 million in purchases of mortgage related securities.

During the six months ended June 30, 2017, primary sources of cash and cash equivalents included: $1.31 billion in proceeds from the sale of loans held for sale, $16.9 million in principal repayments on mortgage related securities, and $15.5 million in net income.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2018 and 2017, respectively, $78.1 million and $129.6 million of our assets were invested in cash and cash equivalents.  At June 30, 2018, cash and cash equivalents are comprised of the following: $62.0 million in cash held at the Federal Reserve Bank and other depository institutions and $16.1 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At June 30, 2018, we had $430.0 million in long term advances from the FHLBC with contractual maturity dates in 2021, 2027, and 2028.   The 2021 advance maturities have quarterly call options beginning in June 2018 and September 2018.  The 2027 advance maturities have single call options in May 2019, June 2019, August 2019, and December 2019. The 2028 advance maturities have single call options in March 2020, March 2021, May 2020, and May 2021 along with a quarterly call option beginning in June 2020. As an additional source of funds, the mortgage banking segment has a repurchase agreement.  At June 30, 2018, we had $2.5 million outstanding under the repurchase agreement with a total outstanding commitment of $35.0 million.

At June 30, 2018, we had outstanding commitments to originate loans receivable of $21.4 million.  In addition, at June 30, 2018, we had unfunded commitments under construction loans of $49.5 million, unfunded commitments under business lines of credit of $16.0 million and unfunded commitments under home equity lines of credit and standby letters of credit of $16.2 million.  At June 30, 2018, certificates of deposit scheduled to mature in one year or less totaled $507.8 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At June 30, 2018, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $31.0 million.

Capital

Shareholders' equity decreased by $8.4 million to $403.7 million at June 30, 2018 from December 31, 2017.  Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend, the repurchase of stock, and the decrease in the fair value of the security portfolio.  Partially offsetting the decreases were increases to net income, additional paid in capital as stock options were exercised, and unearned ESOP shares as they continue to vest.

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

As of June 30, 2018, the Company had repurchased 6,125,453 shares at an average price of $13.15 under previously approved stock repurchase plans. As of June 30, 2018, the Company is authorized to purchase up to 711,200 additional shares under the current approved stock repurchase program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At June 30, 2018, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines. See "Notes to Consolidated Financial Statements - Note 8 Regulatory Capital."

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2018 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (3)	$135,370	$135,370	$-	$-	$-
Money market and savings deposits (3)	153,484	153,484	-	-	-
Time deposit (3)	706,586	507,963	195,041	3,582	-
Federal Home Loan Bank advances (1)	430,000	-	-	50,000	380,000
Repurchase agreements (3)	2,523	2,523	-	-	-
Operating leases (2)	8,012	2,732	2,885	1,441	954
	$1,435,975	$802,072	$197,926	$55,023	$380,954

(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest which will accrue on the advances.
(2)  Represents non-cancelable operating leases for offices and equipment.
(3)  Excludes interest.

Herrington v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the FLSA and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington, plus post-judgment interest. On February 12, 2018, the District Court awarded post-arbitration fees and costs of approximately $98,000. The judgment is currently being appealed by Waterstone to the Seventh Circuit Court of Appeals, where oral argument was held on May 29, 2018. If the judgment is upheld in full, the Company has estimated that the award, which includes attorney's fees, costs, and interest, could be as high as $11 million. However, Waterstone has meaningful appellate rights and intends to rigorously defend its interests in this matter, including arguing for complete reversal on appeal. Although the Company believes there is a strong basis for appeal, there remains a reasonable possibility that the Court's judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $11 million. Given the pending appeal, we do not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

Werner v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a putative collection action lawsuit that was filed on August 4, 2017 in the United States District Court for the Western District of Wisconsin, Werner et al. v. Waterstone Mortgage Corporation. Plaintiffs allege that Waterstone Mortgage Corporation violated the Fair Labor Standards Act (FLSA) by failing to pay loan officers minimum and overtime wages. The case in the early stages of litigation. On October 26, 2017, Plaintiffs moved for conditional certification and to provide notice to the putative class. On February 9, 2018, the Court denied Plaintiffs' motion for conditional certification and notice. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims.  The parties are now engaging in discovery. Given the early stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, or is it able to estimate the range of any possible loss.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2018.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$21,448	$21,448	$-	$-	$-
Unused portion of home equity lines of credit (2)	15,163	15,163	-	-	-
Unused portion of construction loans (3)	49,531	49,531	-	-	-
Unused portion of business lines of credit	16,004	16,004	-	-	-
Standby letters of credit	1,026	1,026	-	-	-
Total Other Commitments	$103,172	$103,172	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of June 30, 2018
Dollar Change	$4,741	3,519	1,652	(2,233)
Percentage Change	8.89%	6.60	3.10	(4.19)

At June 30, 2018, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 3.10% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 4.19%.

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
Herrington v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington, plus post-judgment interest. On February 12, 2018, the District Court awarded post-arbitration fees and costs of approximately $98,000. The judgment is currently being appealed by Waterstone to the Seventh Circuit Court of Appeals, where oral argument was held on May 29, 2018. If the judgment is upheld in full, the Company has estimated that the award, which includes attorney's fees, costs, and interest, could be as high as $11 million. However, Waterstone has meaningful appellate rights and intends to rigorously defend its interests in this matter, including arguing for complete reversal on appeal. Although the Company believes there is a strong basis for appeal, there remains a reasonable possibility that the Court's judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $11 million. Given the pending appeal, we do not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

Werner v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a putative collection action lawsuit that was filed on August 4, 2017 in the United States District Court for the Western District of Wisconsin, Werner et al. v. Waterstone Mortgage Corporation. Plaintiffs allege that Waterstone Mortgage Corporation violated the Fair Labor Standards Act (FLSA) by failing to pay loan officers minimum and overtime wages. The case in the early stages of litigation. On October 26, 2017, Plaintiffs moved for conditional certification and to provide notice to the putative class. On February 9, 2018, the Court denied Plaintiffs' motion for conditional certification and notice. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims.  The parties are now engaging in discovery. Given the early stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, or is it able to estimate the range of any possible loss.

Item 1A. Risk Factors
There have been no material changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company's monthly common stock repurchases during the second quarter of 2018:

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
April 1, 2018 - April 30, 2018	10,000	$17.02	10,000	714,000
May 1, 2018 - May 31, 2018	2,800	17.02	2,800	711,200
June 1, 2018 - June 30, 2018	1,318	17.90	-	711,200
Total	14,118	$17.10	12,800	711,200

(a)	On September 4, 2015, the Board of Directors terminated the then-existing plan and authorized the repurchase of 1,500,000 shares of common stock.
(b)
During the second quarter of 2018, the Company repurchased 1,318 shares for minimum tax withholding settlements on equity compensation. These purchases are included in the monthly common stock purchases table above but do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

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
Date: July 31, 2018
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: July 31, 2018
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended June 30, 2018

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X