Form 10-Q
period 2018-09-30
Waterstone Financial, Inc.
filed 2018-10-30
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes      ☒            No      ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 28,829,339 at October 29, 2018.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item l. Financial Statements
Consolidated Statements of Financial Condition as of September 30, 2018 (unaudited) and December 31, 2017	3
Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (unaudited)	5
Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2018 and 2017 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	34 - 53
Item 3. Quantitative and Qualitative Disclosures about Market Risk	54
Item 4. Controls and Procedures	54

PART II. OTHER INFORMATION	55

Item 1. Legal Proceedings	55
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	55 55 56 56 56
Item 6. Exhibits	56
Signatures	56

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets	(Dollars In Thousands, except share and per share data)
Cash	$32,966	$22,306
Federal funds sold	18,352	17,034
Interest-earning deposits in other financial institutions and other short term investments	7,538	9,267
Cash and cash equivalents	58,856	48,607
Securities available for sale (at fair value)	179,076	199,707
Loans held for sale (at fair value)	192,674	149,896
Loans receivable	1,357,656	1,291,814
Less: Allowance for loan losses	13,226	14,077
Loans receivable, net	1,344,430	1,277,737

Office properties and equipment, net	22,417	22,941
Federal Home Loan Bank stock (at cost)	19,575	16,875
Cash surrender value of life insurance	67,198	65,996
Real estate owned, net	2,170	4,558
Prepaid expenses and other assets	33,007	20,084
Total assets	$1,919,403	$1,806,401

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$130,969	$129,597
Money market and savings deposits	159,742	148,804
Time deposits	713,739	688,979
Total deposits	1,004,450	967,380

Borrowings	451,132	386,285
Advance payments by borrowers for taxes	30,460	4,876
Other liabilities	28,717	35,756
Total liabilities	1,514,759	1,394,297

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2018 and in 2017, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2018 and in 2017
Issued - 29,049,939 in 2018 and 29,501,346 in 2017
Outstanding - 29,049,939 in 2018 and 29,501,346 in 2017	291	295
Additional paid-in capital	329,743	326,655
Retained earnings	184,697	183,358
Unearned ESOP shares	(18,101)	(18,991)
Accumulated other comprehensive loss, net of taxes	(3,808)	(477)
Cost of shares repurchased (6,583,837 shares at September 30, 2018 and 6,030,900 shares at December 31, 2017)	(88,178)	(78,736)
Total shareholders' equity	404,644	412,104
Total liabilities and shareholders' equity	$1,919,403	$1,806,401

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In Thousands, except per share amounts)

Interest income:
Loans	$17,340	$15,855	$49,498	$45,078
Mortgage-related securities	643	647	1,925	2,021
Debt securities, federal funds sold and short-term investments	1,063	951	2,949	2,680
Total interest income	19,046	17,453	54,372	49,779
Interest expense:
Deposits	3,063	1,981	8,087	5,614
Borrowings	2,133	2,439	5,574	6,756
Total interest expense	5,196	4,420	13,661	12,370
Net interest income	13,850	13,033	40,711	37,409
Provision for loan losses	40	20	(1,060)	(1,166)
Net interest income after provision for loan losses	13,810	13,013	41,771	38,575
Noninterest income:
Service charges on loans and deposits	442	300	1,332	1,148
Increase in cash surrender value of life insurance	695	688	1,496	1,476
Loss on sale of securities	-	-	-	(107)
Mortgage banking income	32,653	31,863	88,930	92,774
Other	272	203	805	941
Total noninterest income	34,062	33,054	92,563	96,232
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	27,453	26,153	74,670	73,732
Occupancy, office furniture, and equipment	2,751	2,533	7,995	7,587
Advertising	1,224	821	3,084	2,414
Data processing	809	623	2,057	1,854
Communications	412	394	1,229	1,170
Professional fees	583	629	1,930	1,953
Real estate owned	(128)	(20)	63	258
FDIC insurance premiums	131	129	361	366
Other	3,191	3,054	9,921	10,227
Total noninterest expenses	36,426	34,316	101,310	99,561
Income before income taxes	11,446	11,751	33,024	35,246
Income tax expense	2,743	4,362	7,948	12,397
Net income	$8,703	$7,389	$25,076	$22,849
Income per share:
Basic	$0.32	$0.27	$0.91	$0.83
Diluted	$0.31	$0.26	$0.90	$0.82
Weighted average shares outstanding:
Basic	27,451	27,532	27,488	27,449
Diluted	27,680	27,953	27,765	27,927

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Net income	$8,703	$7,389	$25,076	$22,849

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $240, ($59), $1,254, ($416), respectively	(641)	91	(3,336)	641
Reclassification adjustment for net loss included in net income during the period, net of tax benefit of $0, $0, $0, ($42) respectively	-	-	-	65
Reclassification adjustment for net deferred tax liability revaluation	-	-	5	-
Total other comprehensive (loss) income	(641)	91	(3,331)	706
Comprehensive income	$8,062	$7,480	$21,745	$23,555

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Repurchased	Total Shareholders' Equity
	Shares	Amount
	(Dollars In Thousands, except per share amounts)
Balances at December 31, 2016	29,430	$294	$322,934	$184,565	$(20,178)	$(378)	$(76,547)	$410,690

Comprehensive income:
Net income	-	-	-	22,849	-	-	-	22,849
Other comprehensive income	-	-	-	-	-	706	-	706
Total comprehensive income								23,555

ESOP shares committed to be released to Plan participants	-	-	572	-	890	-	-	1,462
Cash dividend, $0.86 per share	-	-	-	(23,836)	-	-	-	(23,836)
Stock compensation activity, net of tax	176	2	820	-	-	-	-	822
Stock compensation expense	-	-	1,427	-	-	-	-	1,427
Purchase of common stock returned to authorized but unissued	(123)	(1)	-	-	-	-	(2,189)	(2,190)
Balances at September 30, 2017	29,483	$295	$325,753	$183,578	$(19,288)	$328	$(78,736)	$411,930

Balances at December 31, 2017	29,501	$295	$326,655	$183,358	$(18,991)	$(477)	$(78,736)	$412,104

Comprehensive income:
Net income	-	-	-	25,076	-	-	-	25,076
Other comprehensive loss	-	-	-	-	-	(3,331)	-	(3,331)
Total comprehensive income								21,745

Reclassification for net deferred tax liability revaluation	-	-	-	(5)	-	-	-	(5)
ESOP shares committed to be released to Plan participants	-	-	472	-	890	-	-	1,362
Cash dividend, $0.86 per share	-	-	-	(23,732)	-	-	-	(23,732)
Stock based compensation activity	102	1	1,289	-	-	-	-	1,290
Stock compensation expense	-	-	1,327	-	-	-	-	1,327
Purchase of common stock returned to authorized but unissued	(553)	(5)	-	-	-	-	(9,442)	(9,447)
Balances at September 30, 2018	29,050	$291	$329,743	$184,697	$(18,101)	$(3,808)	$(88,178)	$404,644

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2018	2017
	(In Thousands)
Operating activities:
Net income	$25,076	$22,849
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	(1,060)	(1,166)
Provision for depreciation	1,704	1,549
Stock based compensation	1,327	1,427
Net amortization of premium/discount on debt and mortgage related securities	373	524
Amortization of unearned ESOP shares	1,362	1,462
Amortization and impairment of mortgage servicing rights	146	71
Gain on sale of loans held for sale	(85,366)	(94,219)
Loans originated for sale	(1,927,627)	(1,881,351)
Proceeds on sales of loans originated for sale	1,970,215	2,025,682
Increase in accrued interest receivable	(457)	(294)
Increase in cash surrender value of life insurance	(1,496)	(1,476)
Increase in accrued interest on deposits and borrowings	268	2
Increase in other liabilities	3,108	336
Increase in prepaid tax expense	(266)	(2,088)
Loss on sale of securities	-	107
Net gain related to real estate owned	(211)	(11)
Gain on sale of mortgage servicing rights	-	(308)
Other	(10,840)	440
Net cash (used in) provided by operating activities	(23,744)	73,536

Investing activities:
Net increase in loans receivable	(66,178)	(85,685)
Net change in FHLB stock	(2,700)	(5,175)
Purchases of:
Debt securities	-	(6,140)
Mortgage related securities	(13,179)	(6,940)
Premises and equipment, net	(1,257)	(939)
Bank owned life insurance	(180)	(2,680)
Mortgage banking branch	(163)	-
Proceeds from:
Principal repayments on mortgage-related securities	22,216	25,177
Maturities of debt securities	8,590	13,941
Sales of debt securities	-	448
Sales of real estate owned	3,128	3,104
Bank owned life insurance	474	-
Net cash used in investing activities	(49,249)	(64,889)

Financing activities:
Net increase in deposits	37,070	7,362
Net change in short term borrowings	(25,153)	(7,652)
Repayment of long term debt	(165,000)	(69,000)
Proceeds from long term debt	255,000	125,000
Net change in advance payments by borrowers for taxes	13,268	6,021
Cash dividends on common stock	(23,786)	(23,636)
Purchase of common stock returned to authorized but unissued	(9,447)	(2,190)
Proceeds from stock option exercises	1,290	822
Net cash provided by financing activities	83,242	36,727
Increase in cash and cash equivalents	10,249	45,374
Cash and cash equivalents at beginning of period	48,607	47,217
Cash and cash equivalents at end of period	$58,856	$92,591

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$7,763	$14,141
Interest payments	13,393	12,368
Noncash activities:
Loans receivable transferred to real estate owned	545	1,609
Dividends declared but not paid in other liabilities	3,458	3,877
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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2017 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$45,384	$94	$(1,112)	$44,366
Collateralized mortgage obligations:
Government sponsored enterprise issued	66,072	-	(2,248)	63,824
Mortgage-related securities	111,456	94	(3,360)	108,190

Government sponsored enterprise bonds	500	-	(1)	499
Municipal securities	56,415	526	(291)	56,650
Other debt securities	15,003	-	(1,511)	13,492
Debt securities	71,918	526	(1,803)	70,641
Certificates of deposit	245	-	-	245
	$183,619	$620	$(5,163)	$179,076

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$57,351	$324	$(240)	$57,435
Collateralized mortgage obligations:
Government sponsored enterprise issued	61,313	3	(816)	60,500
Mortgage-related securities	118,664	327	(1,056)	117,935

Government sponsored enterprise bonds	2,500	-	(3)	2,497
Municipal securities	62,516	1,334	(81)	63,769
Other debt securities	15,005	12	(492)	14,525
Debt securities	80,021	1,346	(576)	80,791
Certificates of deposit	980	1	-	981
	$199,665	$1,674	$(1,632)	$199,707

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2018, $1.9 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2017, $2.5 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2018 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$2,750	$2,746
Due after one year through five years	26,710	26,503
Due after five years through ten years	31,038	31,405
Due after ten years	11,665	10,232
Mortgage-related securities	111,456	108,190
	$183,619	$179,076

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$24,121	$(530)	$17,479	$(582)	$41,600	$(1,112)
Collateralized mortgage obligations:
Government sponsored enterprise issued	30,376	(779)	31,427	(1,469)	61,803	(2,248)
Government sponsored enterprise bonds	-	-	499	(1)	499	(1)
Municipal securities	27,459	(253)	2,117	(38)	29,576	(291)
Other debt securities	4,980	(23)	8,512	(1,488)	13,492	(1,511)
	$86,936	$(1,585)	$60,034	$(3,578)	$146,970	$(5,163)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$35,136	$(143)	$4,464	$(97)	$39,600	$(240)
Collateralized mortgage obligations:
Government sponsored enterprise issued	37,949	(348)	21,651	(468)	59,600	(816)
Government sponsored enterprise bonds	2,497	(3)	-	-	2,497	(3)
Municipal securities	17,096	(80)	100	(1)	17,196	(81)
Other debt securities	-	-	9,508	(492)	9,508	(492)
	$92,678	$(574)	$35,723	$(1,058)	$128,401	$(1,632)

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

(In Thousands)
Credit-related impairments on securities as of December 31, 2016	$94
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Credit-related impairments on securities as of December 31, 2017	94
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Credit-related impairments on securities as of September 30, 2018	$94

As of September 30, 2018, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of September 30, 2018, this security had an amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of September 30, 2018, the Company had 22 mortgage-backed securities, 26 government sponsored enterprise issued securities, six municipal bond securities, and one corporate debt security which had been in an unrealized loss position for twelve months or longer and represents a loss of 5.6% of the aggregate amortized cost. These securities were determined not to be other-than-temporarily impaired as of September 30, 2018. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

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

During the nine months ended September 30, 2018, there were no sales of securities. During the nine months ended September 30, 2017, proceeds from the sale of securities totaled $448,000 and resulted in losses totaling $107,000. The $107,000 included in loss on sale of available for sale securities in the consolidated statements of income during the nine months ended September 30, 2017 was reclassified, net of tax, from accumulated other comprehensive income.

Note 3 - Loans Receivable

Loans receivable at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$485,449	$439,597
Multi-family	586,563	578,440
Home equity	20,417	21,124
Construction and land	8,947	19,859
Commercial real estate	222,742	195,842
Consumer	400	255
Commercial loans	33,138	36,697
	$1,357,656	$1,291,814

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

Qualifying loans receivable totaling $1.01 billion and $971.3 million at September 30, 2018 and December 31, 2017, respectively, are pledged as collateral against $435.0 million and $375.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLBC") advances under a blanket security agreement at September 30, 2018 and December 31, 2017.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank.  As of September 30, 2018 and December 31, 2017, loans aggregating approximately $3.2 million and $4.5 million, respectively, were outstanding to such parties.  None of these loans were considered impaired as of September 30, 2018 or December 31, 2017.

As of September 30, 2018 and December 31, 2017, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of September 30, 2018 and December 31, 2017 follows:
	As of September 30, 2018
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$3,792	$27	$3,720	$7,539	$477,910	$485,449
Multi-family	355	-	593	948	585,615	586,563
Home equity	263	-	111	374	20,043	20,417
Construction and land	-	-	-	-	8,947	8,947
Commercial real estate	-	-	172	172	222,570	222,742
Consumer	34	-	-	34	366	400
Commercial loans	-	-	26	26	33,112	33,138
Total	$4,444	$27	$4,622	$9,093	$1,348,563	$1,357,656

	As of December 31, 2017
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,494	$146	$3,516	$5,156	$434,441	$439,597
Multi-family	-	128	192	320	578,120	578,440
Home equity	68	-	56	124	21,000	21,124
Construction and land	-	-	-	-	19,859	19,859
Commercial real estate	-	-	184	184	195,658	195,842
Consumer	-	-	-	-	255	255
Commercial loans	-	42	26	68	36,629	36,697
Total	$1,562	$316	$3,974	$5,852	$1,285,962	$1,291,814

(1)	Includes $442,000 and $241,000 at September 30, 2018 and December 31, 2017, respectively, which are on non-accrual status.
(2)	Includes $- and $15,000 at September 30, 2018 and December 31, 2017, respectively, which are on non-accrual status.
(3)	Includes $1.5 million and $1.8 million at September 30, 2018 and December 31, 2017, respectively, which are on non-accrual status.

A summary of the activity for the nine months ended September 30, 2018 and 2017 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2018
Balance at beginning of period	$5,794	$4,431	$356	$949	$1,881	$10	$656	$14,077
Provision (credit) for loan losses	205	(491)	(57)	(702)	133	4	(152)	(1,060)
Charge-offs	(68)	(13)	(1)	-	-	-	-	(82)
Recoveries	150	82	18	40	1	-	-	291
Balance at end of period	$6,081	$4,009	$316	$287	$2,015	$14	$504	$13,226

Nine months ended September 30, 2017
Balance at beginning of period	$7,164	$4,809	$364	$1,016	$1,951	$12	$713	$16,029
Provision (credit) for loan losses	(249)	(396)	8	(283)	(170)	(2)	(74)	(1,166)
Charge-offs	(1,092)	(92)	-	(14)	(6)	-	-	(1,204)
Recoveries	200	102	21	80	1	-	-	404
Balance at end of period	$6,023	$4,423	$393	$799	$1,776	$10	$639	$14,063

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of September 30, 2018 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$51	$-	$32	$-	$21	$-	$-	$104
Allowance related to loans collectively evaluated for impairment	6,030	4,009	284	287	1,994	14	504	13,122
Balance at end of period	$6,081	$4,009	$316	$287	$2,015	$14	$504	$13,226

Loans individually evaluated for impairment	$7,903	$981	$217	$-	$457	$-	$26	$9,584
Loans collectively evaluated for impairment	477,546	585,582	20,200	8,947	222,285	400	33,112	1,348,072
Total gross loans	$485,449	$586,563	$20,417	$8,947	$222,742	$400	$33,138	$1,357,656

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of September 30, 2018 and December 31, 2017:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2018
Substandard	$8,061	$981	$249	$-	$732	$-	$936	$10,959
Watch	6,053	326	421	-	109	-	923	7,832
Pass	471,335	585,256	19,747	8,947	221,901	400	31,279	1,338,865
	$485,449	$586,563	$20,417	$8,947	$222,742	$400	$33,138	$1,357,656

At December 31, 2017
Substandard	$7,581	$1,135	$138	$-	$1,124	$-	$1,585	$11,563
Watch	4,939	330	401	-	295	-	741	6,706
Pass	427,077	576,975	20,585	19,859	194,423	255	34,371	1,273,545
	$439,597	$578,440	$21,124	$19,859	$195,842	$255	$36,697	$1,291,814

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

The following tables present data on impaired loans at September 30, 2018 and December 31, 2017.

	As of or for the Nine Months Ended September 30, 2018
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$467	$467	$51	$-	$468	$24
Multi-family	-	-	-	-	-	-
Home equity	76	76	32	-	79	4
Construction and land	-	-	-	-	-	-
Commercial real estate	21	430	21	409	28	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	564	973	104	409	575	28
Total Impaired with no Reserve
One- to four-family	7,436	8,386	-	950	7,577	311
Multi-family	981	1,817	-	836	874	51
Home equity	141	141	-	-	145	4
Construction and land	-	-	-	-	-	-
Commercial real estate	436	436	-	-	438	11
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	9,020	10,806	-	1,786	9,060	377
Total Impaired
One- to four-family	7,903	8,853	51	950	8,045	335
Multi-family	981	1,817	-	836	874	51
Home equity	217	217	32	-	224	8
Construction and land	-	-	-	-	-	-
Commercial real estate	457	866	21	409	466	11
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	$9,584	$11,779	$104	$2,195	$9,635	$405

	As of or for the Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$903	$903	$77	$-	$913	$52
Multi-family	-	-	-	-	-	-
Home equity	79	79	44	-	83	6
Construction and land	-	-	-	-	-	-
Commercial real estate	34	443	34	409	43	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	1,016	1,425	155	409	1,039	58
Total Impaired with no Reserve
One- to four-family	6,515	7,604	-	1,089	6,796	359
Multi-family	1,007	1,864	-	857	1,005	94
Home equity	106	106	-	-	111	5
Construction and land	-	-	-	-	-	-
Commercial real estate	506	506	-	-	513	19
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	8,160	10,106	-	1,946	8,451	477
Total Impaired
One- to four-family	7,418	8,507	77	1,089	7,709	411
Multi-family	1,007	1,864	-	857	1,005	94
Home equity	185	185	44	-	194	11
Construction and land	-	-	-	-	-	-
Commercial real estate	540	949	34	409	556	19
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	$9,176	$11,531	$155	$2,355	$9,490	$535

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $9.0 million of impaired loans as of September 30, 2018 for which no allowance has been provided, $1.8 million in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans' net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At September 30, 2018, total impaired loans included $4.3 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2017, total impaired loans included $5.1 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of September 30, 2018
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$890	5	$3,630	7
Multi-family	-	-	388	2	388	2
Commercial real estate	285	1	21	1	306	2
	$3,025	3	$1,299	8	$4,324	11

	As of December 31, 2017
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$1,156	7	$3,896	9
Multi-family	-	-	815	3	815	3
Home equity	47	1	-	-	47	1
Commercial real estate	290	1	34	1	324	2
	$3,077	4	$2,005	11	$5,082	15

At September 30, 2018, $4.3 million in loans had been modified in troubled debt restructurings and $1.3 million of these loans were included in the non-accrual loan total. The remaining $3.0 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $21,000 valuation allowance has been established as of September 30, 2018 with respect to the $4.3 million in troubled debt restructurings. As of December 31, 2017, a $34,000 valuation allowance had been established with respect to the $5.1 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of September 30, 2018
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,404	6	$579	2	$3,983	8
Interest reduction	341	3	-	-	341	3
	$3,745	9	$579	2	$4,324	11

	As of December 31, 2017
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$4,022	9	$660	2	$4,682	11
Principal forbearance	47	1	-	-	47	1
Interest reduction	353	3	-	-	353	3
	$4,422	13	$660	2	$5,082	15

There were no loans modified as troubled debt restructurings during the three or nine months ended September 30, 2018 and September 30, 2017.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three months or nine ended September 30, 2018 and September 30, 2017.

The following table presents data on non-accrual loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,162	$4,677
Multi-family	981	1,007
Home equity	203	107
Construction and land	-	-
Commercial real estate	172	251
Commercial	26	26
Consumer	-	-
Total non-accrual loans	$6,544	$6,068
Total non-accrual loans to total loans receivable	0.48%	0.47%
Total non-accrual loans to total assets	0.34%	0.34%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	September 30, 2018	December 31, 2017
	(In Thousands)

One- to four-family	$181	$1,330
Multi-family	-	-
Construction and land	3,327	4,582
Commercial real estate	300	300
Total real estate owned	3,808	6,212
Valuation allowance at end of period	(1,638)	(1,654)
Total real estate owned, net	$2,170	$4,558

The following table presents the activity in the Company's real estate owned:

	Nine months ended September 30,
	2018	2017
	(In Thousands)
Real estate owned at beginning of the period	$4,558	6,118
Transferred from loans receivable	545	1,609
Sales (net of gains / losses)	(2,632)	(2,654)
Write downs	(301)	(504)
Other	-	(1)
Real estate owned at the end of the period	$2,170	4,568

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.5 million and $2.3 million at September 30, 2018 and December 31, 2017, respectively.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Nine months ended September 30,
	2018	2017
	(In Thousands)
Mortgage servicing rights at beginning of the period	$888	$2,260
Additions	357	793
Amortization	(146)	(71)
Sales	-	(2,264)
Mortgage servicing rights at end of the period	1,099	718
Valuation allowance at end of period	-	-
Mortgage servicing rights at end of the period, net	$1,099	$718

During the nine months ended September 30, 2018, $1.93 billion in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $1.97 billion, generating mortgage banking income of $88.9 million. The unpaid principal balance of loans serviced for others was $158.3 million and $126.3 million at September 30, 2018 and December 31, 2017, respectively. These loans are not reflected in the consolidated statements of financial condition.

During the nine months ended September 30, 2018, the Company did not sell any mortgage servicing rights.  During the nine months ended September 30, 2017, the Company sold mortgage servicing rights related to $295.1 million in loans receivable with a book value of $2.3 million for $2.6 million resulting in a gain on sale of $308,000.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ending December 31:	(In Thousands)
2018	$49
2019	138
2020	128
2021	119
2022	109
Thereafter	556
Total	$1,099

Note 6— Deposits

At September 30, 2018 and December 31, 2017, time deposits with balances greater than $250,000 amounted to $58.0 million and $45.9 million, respectively.

A summary of the contractual maturities of time deposits at September 30, 2018 is as follows:

(In Thousands)

Within one year	$509,294
More than one to two years	193,084
More than two to three years	7,794
More than three to four years	1,992
More than four through five years	1,575
$713,739

Note 7— Borrowings

Borrowings consist of the following:

	September 30, 2018			December 31, 2017
	Balance		Weighted Average Rate	Balance		Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement		$16,132	5.51%		$11,285	4.32%
Federal Home Loan Bank, Chicago advances		5,000	2.24%		35,000	1.28%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2018		-	-		65,000	2.97%
2021		-	-		100,000	0.78%
2027		175,000	1.38%		175,000	1.38%
2028		255,000	2.37%		-	-
	$	$ 451,132	2.10%	$	$ 386,285	1.57%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $16.1 million balance at September 30, 2018 and an $11.3 million balance at December 31, 2017.

The $5.0 million short-term advance has a fixed rate of 2.24% and a maturity date of October 1, 2018.

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

The $255.0 million in advances due in 2028 consists of one $25.0 million advance with a fixed rate of 2.16% with a FHLB single call option in March 2020, two advances totaling $55.0 million with a fixed rate of 2.27% and with a FHLB single call option in March 2021, one advance of $25.0 million with a fixed rate of 2.40% and with a FHLB single call option in May 2020, two advances totaling $50.0 million with fixed rates of 2.34% and 2.48% and with a FHLB single call option in May 2021, one advance of $50.0 million with a fixed rate of 2.34% and with a FHLB quarterly call option beginning in June 2020, and one advance of $50.0 million with a fixed rate of 2.57% and with a FHLB quarterly call option beginning in September 2020.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances. The Company's borrowings from the FHLBC are limited to 77% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of multi-family loans and 64% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLBC stock of $19.6 million at September 30, 2018 and $16.9 million at December 31, 2017. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

The table below includes the regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2018, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

The actual and required capital amounts and ratios for the Bank as of September 30, 2018 and December 31, 2017 are presented in the table below:

	September 30, 2018
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$421,058	28.82%	$116,891	8.00%	$144,287	9.875%	$	N/A	N/A
WaterStone Bank	394,128	27.01%	116,757	8.00%	144,949	9.875%		145,946	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	407,832	27.91%	87,668	6.00%	115,064	7.875%		N/A	N/A
WaterStone Bank	380,902	26.10%	87,568	6.00%	116,757	7.875%		116,757	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	407,832	27.91%	65,751	4.50%	93,147	6.375%		N/A	N/A
WaterStone Bank	380,902	26.10%	65,676	4.50%	93,041	6.375%		94,865	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	407,832	21.33%	76,495	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	380,902	19.92%	76,495	4.00%	N/A	N/A		95,618	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	380,902	19.89%	114,919	6.00%	N/A	N/A		N/A	N/A

	December 31, 2017
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$426,057	30.75%	$110,829	8.00%	$128,146	9.25%	$	N/A	N/A
WaterStone Bank	400,792	28.93%	110,812	8.00%	128,127	9.25%		138,515	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	411,980	29.74%	83,122	6.00%	100,439	7.25%		N/A	N/A
WaterStone Bank	386,715	27.92%	83,109	6.00%	100,424	7.25%		110,812	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	411,980	29.74%	62,341	4.50%	79,658	5.75%		N/A	N/A
WaterStone Bank	386,715	27.92%	62,332	4.50%	79,646	5.75%		90,035	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	411,980	22.43%	73,481	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	386,715	21.10%	73,304	4.00%	N/A	N/A		91,630	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	386,715	21.44%	108,243	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense decreased $4.4 million, or 35.9%, to $7.9 million for the nine months ended September 30, 2018 compared to $12.4 million during the nine months ended September 30, 2017. Income tax expense was recognized on the statement of income during the nine months ended September 30, 2018 at an effective rate of 24.1% of pretax income compared to 35.2% during the nine months ended September 30, 2017.  The decrease in the effective rate primarily resulted from the federal tax rate decrease from 35% to 21% as a result of The Tax Cuts and Jobs Act that was enacted into law on December 22, 2017. During the nine months ended September 30, 2018, the Company recognized a benefit of approximately $197,000 related to stock awards exercised compared to a benefit of $827,000 recognized during the nine months ended September 30, 2017.

Note 10 – Offsetting of Assets and Liabilities

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. In addition, the Company enters into agreements under which it sells loans held for sale subject to an obligation to repurchase the same loans. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of assets. The obligation to repurchase the assets is reflected as a liability in the Company's consolidated statements of condition, while the securities and loans held for sale underlying the repurchase agreements remain in the respective investment securities and loans held for sale asset accounts. In other words, there is no offsetting or netting of the investment securities or loans held for sale assets with the repurchase agreement liabilities. The Company's repurchase agreement is subject to master netting agreements, which sets forth the rights and obligations for repurchase and offset. Under the master netting agreement, the Company is entitled to set off the collateral placed with a single counterparty against obligations owed to that counterparty.

The following table presents the liabilities subject to an enforceable master netting agreement as of September 30, 2018 and December 31, 2017.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
September 30, 2018
Repurchase Agreements
Short-term	$16,132	$-	$16,132	$16,132	$-
	$16,132	$-	$16,132	$16,132	$-

December 31, 2017
Repurchase Agreements
Short-term	$11,285	$-	$11,285	$11,285	$-
	$11,285	$-	$11,285	$11,285	$-

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

	September 30, 2018	December 31, 2017
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$29,213	$31,543
Commitments to extend credit under home equity lines of credit (2)	14,850	14,972
Unused portion of construction loans (3)	49,850	17,097
Unused portion of business lines of credit	17,740	16,878
Standby letters of credit	839	259

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of September 30, 2018 and December 31, 2017.

In the normal course of business, the Company, or it's subsidiaries, are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Herrington et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington, plus post-judgment interest. On February 12, 2018, the District Court awarded post-arbitration fees and costs of approximately $98,000. The judgment was appealed by Waterstone to the Seventh Circuit Court of Appeals, where oral argument was held on May 29, 2018.  On October 22, 2018, the Seventh Circuit issued a ruling vacating the District Court's order enforcing the arbitration award.  If the District Court determines the agreement only allows for individual arbitration, the award would be vacated and the case sent to individual arbitration for a new proceeding. If the District Court determines the arbitration agreement nevertheless allows for collective arbitration, the District Court could confirm the prior award.

If the judgment is upheld in full, the Company has estimated that the award, which includes attorney's fees, costs, and interest, could be as high as $11 million. However, Waterstone has meaningful appellate rights and intends to vigorously defend its interests in this matter, including arguing for complete reversal on appeal. Although the Company believes there is a strong basis to vacate the award, there remains a reasonable possibility that the Court's judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $11 million. We do not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At September 30, 2018, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $399.2 million and interest rate lock commitments with an aggregate notional amount of approximately $252.7 million.  The fair value of the forward commitments to sell mortgage loans at September 30, 2018 included a gain of $1.6 million that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at September 30, 2018 included a gain of $1.8 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In Thousands, except per share amounts)

Net income	$8,703	$7,389	$25,076	$22,849

Weighted average shares outstanding	27,451	27,532	27,488	27,449
Effect of dilutive potential common shares	229	421	277	478
Diluted weighted average shares outstanding	27,680	27,953	27,765	27,927

Basic earnings per share	$0.32	$0.27	$0.91	$0.83
Diluted earnings per share	0.31	0.26	0.90	0.82

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

The following table presents information about our assets recorded in our consolidated statement of financial condition at their fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2018	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$44,366	$-	$44,366	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	63,824	-	63,824	-
Government sponsored enterprise bonds	499	-	499	-
Municipal securities	56,650	-	56,650	-
Other debt securities	13,492	-	13,492	-
Certificates of deposit	245	-	245	-
Loans held for sale	192,674	-	192,674	-
Mortgage banking derivative assets	3,466	-	-	3,466
Mortgage banking derivative liabilities	-	-	-	-

		Fair Value Measurements Using
	December 31, 2017	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$57,435	$-	$57,435	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	60,500	-	60,500	-
Government sponsored enterprise bonds	2,497	-	2,497	-
Municipal securities	63,769	-	63,769	-
Other debt securities	14,525	-	14,525	-
Certificates of deposit	981	-	981	-
Loans held for sale	149,896	-	149,896	-
Mortgage banking derivative assets	2,004	-	-	2,004
Mortgage banking derivative liabilities	-	-	-	-

The following summarizes the valuation techniques for assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

Available for sale securities – The Company's investment securities classified as available for sale include: mortgage-backed securities, collateralized mortgage obligations, government sponsored enterprise bonds, municipal securities and other debt securities. The fair value of mortgage-backed securities, collateralized mortgage obligations and government sponsored enterprise bonds are determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model. Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities, prepayment models and bid/offer market data. For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. The fair value of municipal and other debt securities is determined by a third party valuation source using observable market data utilizing a multi-dimensional relational pricing model. Standard inputs to this model include observable market data such as benchmark yields, reported trades, broker quotes, rating updates and issuer spreads. These model measurements are classified as Level 2 in the fair value hierarchy. The change in fair value is recorded through an adjustment to the statement of comprehensive income.

Loans held for sale – The Company carries loans held for sale at fair value under the fair value option model. Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the secondary market, principally from observable prices for forward sale commitments. Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques. The change in fair value is recorded through an adjustment to the statement of income.

Mortgage banking derivatives - Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. The Company utilizes a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment and then multiplying by quoted investor prices. The Company also utilizes a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that one or more of the inputs significant in the valuation of both of the mortgage banking derivatives fall within Level 3 of the fair value hierarchy. The change in fair value is recorded through an adjustment to the statement of income.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2018 and 2017.

Mortgage banking derivatives, net
(In Thousands)

Balance at December 31, 2016	$3,334

Mortgage derivative loss, net	(1,330)
Balance at December 31, 2017	$2,004

Mortgage derivative gain, net	1,462
Balance at September 30, 2018	$3,466

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statement of financial condition at their fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2018	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$460	$-	$-	$460
Real estate owned	2,170	-	-	2,170

		Fair Value Measurements Using
	December 31, 2017	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$861	$-	$-	$861
Real estate owned	4,558	-	-	4,558

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

The carrying amounts and fair values of the Company's financial instruments consist of the following:

	September 30, 2018					December 31, 2017
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$58,856	$58,856	$51,581	$7,275	$-	$48,607	$48,607	$39,607	$9,000	$-
Securities available-for-sale	179,076	179,076	-	179,076	-	199,707	199,707	-	199,707	-
Loans held for sale	192,674	192,674	-	192,674	-	149,896	149,896	-	149,896	-
Loans receivable	1,357,656	1,278,679	-	-	1,278,679	1,291,814	1,291,142	-	-	1,291,142
FHLB stock	19,575	19,575	-	19,575	-	16,875	16,875	-	16,875	-
Accrued interest receivable	5,381	5,381	5,381	-	-	4,924	4,924	4,924	-	-
Mortgage servicing rights	1,099	1,575	-	-	1,575	888	1,125	-	-	1,125
Mortgage banking derivative assets	3,466	3,466	-	-	3,466	2,004	2,004	-	-	2,004

Financial Liabilities
Deposits	1,004,450	1,003,886	290,711	713,175	-	967,380	967,558	278,401	689,157	-
Advance payments by borrowers for taxes	30,460	30,460	30,460	-	-	4,876	4,876	4,876	-	-
Borrowings	451,132	445,500	-	445,500	-	386,285	384,348	-	384,348	-
Accrued interest payable	1,154	1,154	1,154	-	-	886	886	886	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	-	-	-	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at September 30, 2018 and December 31, 2017.

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

Mortgage Banking

The mortgage banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 24 states with the ability to lend in 47 states.

	As of or for the three months ended September 30, 2018
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$14,121	$(286)	$15	$13,850
Provision for loan losses	-	40	-	40
Net interest income (loss) after provision for loan losses	14,121	(326)	15	13,810

Noninterest income	1,312	33,165	(415)	34,062

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,435	23,164	(146)	27,453
Occupancy, office furniture and equipment	826	1,925	-	2,751
FDIC insurance premiums	131	-	-	131
Real estate owned	(128)	-	-	(128)
Other	1,536	4,947	(264)	6,219
Total noninterest expenses	6,800	30,036	(410)	36,426
Income before income taxes	8,633	2,803	10	11,446
Income tax expense	2,003	737	3	2,743
Net income	$6,630	$2,066	$7	$8,703

Total assets	$1,901,441	$230,769	$(212,807)	$1,919,403

	As of or for the three months ended September 30, 2017
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$13,120	$(102)	$15	$13,033
Provision for loan losses	-	20	-	20
Net interest income (loss) after provision for loan losses	13,120	(122)	15	13,013

Noninterest income	1,161	32,318	(425)	33,054

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,483	21,792	(122)	26,153
Occupancy, office furniture and equipment	733	1,800	-	2,533
FDIC insurance premiums	129	-	-	129
Real estate owned	(20)	-	-	(20)
Other	1,499	4,290	(268)	5,521
Total noninterest expenses	6,824	27,882	(390)	34,316
Income (loss) before income taxes	7,457	4,314	(20)	11,751
Income tax expense (benefit)	2,597	1,767	(2)	4,362
Net income (loss)	$4,860	$2,547	$(18)	$7,389

Total assets	$1,859,494	$203,826	$(209,192)	$1,854,128

	As of or for the nine months ended September 30, 2018
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$41,172	$(518)	$57	$40,711
Provision for loan losses	(1,150)	90	-	(1,060)
Net interest income (loss) after provision for loan losses	42,322	(608)	57	41,771

Noninterest income	3,388	90,443	(1,268)	92,563

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,624	61,483	(437)	74,670
Occupancy, office furniture and equipment	2,465	5,530	-	7,995
FDIC insurance premiums	361	-	-	361
Real estate owned	63	-	-	63
Other	4,557	14,457	(793)	18,221
Total noninterest expenses	21,070	81,470	(1,230)	101,310
Income before income taxes	24,640	8,365	19	33,024
Income tax expense	5,641	2,305	2	7,948
Net income	$18,999	$6,060	$17	$25,076

	As of or for the nine months ended September 30, 2017
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
		(In Thousands)

Net interest income	$37,233	$23	$153	$37,409
Provision for loan losses	(1,300)	134	-	(1,166)
Net interest income after provision for loan losses	38,533	(111)	153	38,575

Noninterest income	2,968	94,446	(1,182)	96,232

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	12,964	61,134	(366)	73,732
Occupancy, office furniture and equipment	2,356	5,231	-	7,587
FDIC insurance premiums	366	-	-	366
Real estate owned	258	-	-	258
Other	4,382	13,934	(698)	17,618
Total noninterest expenses	20,326	80,299	(1,064)	99,561
Income before income taxes	21,175	14,036	35	35,246
Income tax expense	6,658	5,716	23	12,397
Net income (loss)	$14,517	$8,320	$12	$22,849

Note 16. - Business Combination

Academy Mortgage Corporation Branch

On June 29, 2018, Waterstone Mortgage Corporation, a subsidiary of WaterStone Bank SSB, completed an acquisition of a branch of Academy Mortgage Corporation, a mortgage banking company. Waterstone Mortgage Corporation paid Academy approximately $600,000 in cash for the transaction.

Waterstone Mortgage Corporation's acquisition of the branch was accounted for as a business combination. Under the transaction, fixed assets and a customer list were acquired and the branch leases were assumed. Under this method of accounting, assets acquired are recorded at their estimated fair values. Total consideration paid less the fair value of assets acquired was recorded as goodwill. The Company recorded an insignificant amount of goodwill as a result of this acquisition.  The determination of estimated fair values required management to make certain estimates that are subjective in nature and may require adjustments upon the availability of new information regarding facts and circumstances which existed at the date of acquisition (i.e., appraisals) for up to a year following the acquisition. The Company continues to review information relating to events or circumstances existing at the acquisition date. Management's continuing review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments will be material.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and nine months ended September 30, 2018 and 2017 and the financial condition as of September 30, 2018 compared to the financial condition as of December 31, 2017.
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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and nine months ended September 30, 2018 and 2017, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended September 30, 2018 and 2017

Net income for the three months ended September 30, 2018 totaled $6.6 million compared to net income of $4.9 million for the three months ended September 30, 2017. Net interest income increased $1.0 million to $14.1 million for the three months ended September 30, 2018 compared to $13.1 million for the three months ended September 30, 2017.  Net interest income increased due to an increase in average loan balances, an increase in loan rates, and a reduction in our overall cost of borrowings.  The long-term borrowings that matured during 2017 and the first nine months ended September 30, 2018 were replaced with a lower cost mix of funding, including long and short-term borrowings and deposits raised through our retail network.  There was no provision for loan losses for either the three months ended September 30, 2018 or the three months ended September 30, 2017.

Total noninterest income increased $151,000 due primarily to increases in loan fees, cash surrender value of life insurance, and other income. The loan fees increased primary due to increased loan prepayments. Cash surrender value of life insurance increased as the earnings rate improved slightly year over year.  Other income increased primarily due to an increase in rental and wealth management income.

Compensation, payroll taxes, and other employee benefits expense decreased $48,000 to $4.4 million due primarily to a decrease in stock based compensation expenses partially offset by increases in salaries expense. Occupancy, office furniture, and equipment increased $93,000 due primarily to increased computer and maintenance expense. Real estate owned expense decreased as there was an increase in gain on sale of real estate owned and a decrease in writedowns. Other noninterest expense increased resulting from an increase in professional fees and advertising costs.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2018 and 2017

Net income totaled $2.1 million for the three months ended September 30, 2018 compared to $2.5 million for the three months ended September 30, 2017. We originated $761.2 million in mortgage loans held for sale during the three months ended September 30, 2018, which was an increase of $76.7 million, or 11.2%, from the $684.5 million originated during the three months ended September 30, 2017. The increase in loan production volume was driven by a 14.3% increase in mortgage purchase products offset by a 15.5% decrease in refinance products. Total mortgage banking noninterest income increased $847,000, or 2.6%, to $33.2 million during the three months ended September 30, 2018 compared to $32.3 million during the three months ended September 30, 2017.  The increase in mortgage banking noninterest income related to an increase in volume.  Offsetting the increase in volume, margins decreased approximately 10% for the three months ended September 30, 2018 compared to September 30, 2017.  The margin compression reflects industry dynamics, as price-based competition has escalated to maintain market share in the face of lower demand.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 92.1% of total originations during the three months ended September 30, 2018, compared to 89.6% of total originations during the three months ended September 30, 2017.  The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 70.4% and 29.6% of all loan originations, respectively, during the three months ended September 30, 2018, compared 64.5% and 35.5% of all loan originations, respectively, during the three months ended September 30, 2017.

Total compensation, payroll taxes and other employee benefits increased $1.4 million, or 6.3%, to $23.2 million for the three months ended September 30, 2018 compared to $21.8 million for the three months ended September 30, 2017.  The increase in compensation expense was primarily a result of the increase in salaries as the New Mexico branches were added at the end of the second quarter. In addition to the salaries increased, commission expense increased as volumes grew with the New Mexico expansion. Occupancy, office furniture, and equipment expense increased as the New Mexico branches were added. Other noninterest expense increased primarily due to increased origination expenses, advertising expenses, data processing expenses, and communication expenses offset by slightly lower legal fees.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended September 30,
	2018	2017
	(Dollars in Thousands, except per share amounts)

Net income	$8,703	7,389
Earnings per share - basic	0.32	0.27
Earnings per share - diluted	0.31	0.26
Annualized return on average assets	1.80%	1.56%
Annualized return on average equity	8.48%	7.12%

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

	Three months ended September 30,
	2018			2017
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,507,632	$17,340	4.56%	$1,419,477	$15,855	4.43%
Mortgage related securities (2)	106,047	643	2.41%	119,902	647	2.14%
Debt securities, federal funds sold and short-term investments (2)(3)	176,733	1,141	2.56%	215,597	1,118	2.06%
Total interest-earning assets	1,790,412	19,124	4.24%	1,754,976	17,620	3.98%

Noninterest-earning assets	122,575			121,982
Total assets	$1,912,987			$1,876,958

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$37,936	10	0.10%	$35,211	7	0.08%
Money market and savings accounts	185,864	163	0.35%	175,666	104	0.23%
Time deposits	707,970	2,890	1.62%	676,881	1,870	1.10%
Total interest-bearing deposits	931,770	3,063	1.30%	887,758	1,981	0.89%
Borrowings	444,570	2,133	1.90%	461,549	2,439	2.10%
Total interest-bearing liabilities	1,376,340	5,196	1.50%	1,349,307	4,420	1.30%

Noninterest-bearing liabilities
Noninterest-bearing deposits	100,804			91,710
Other noninterest-bearing liabilities	28,632			24,265
Total noninterest-bearing liabilities	129,436			115,975
Total liabilities	1,505,776			1,465,282
Equity	407,211			411,676
Total liabilities and equity	$1,912,987			$1,876,958

Net interest income / Net interest rate spread (4)		13,928	2.74%		13,200	2.68%
Less: taxable equivalent adjustment		78	0.02%		167	0.03%
Net interest income / Net interest rate spread, as reported		$13,850	2.72%		$13,033	2.65%
Net interest-earning assets (5)	$414,072			$405,669
Net interest margin (6)			3.07%			2.95%
Tax equivalent effect			0.02%			0.03%
Net interest margin on a fully tax equivalent basis (6)			3.09%			2.98%
Average interest-earning assets to average interest-bearing liabilities			130.09%			130.06%
__________
(1) Interest income includes net deferred loan fee amortization income of $163,000 and $178,000 for the three months ended September 30, 2018 and 2017, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2018 and 35% for the three months ended September 30, 2017. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.39% and 1.75% for the three months ended September 30, 2018 and 2017, respectively.
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

	Three months ended September 30,
	2018 versus 2017
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$1,067	$418	$1,485
Mortgage related securities (3)	(79)	75	(4)
Debt securities, federal funds sold and short-term investments (3)(4)	(220)	243	23
Total interest-earning assets	768	736	1,504

Interest expense:
Demand accounts	1	2	3
Money market and savings accounts	6	53	59
Time deposits	90	930	1,020
Total interest-earning deposits	97	985	1,082
Borrowings	(85)	(221)	(306)
Total interest-bearing liabilities	12	764	776
Net change in net interest income	$756	$(28)	$728
______________
(1)	Interest income includes net deferred loan fee amortization income of $163,000 and $178,000 for the three months ended September 30, 2018 and 2017, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2018 and 35% for the three months ended September 30, 2017.

Net interest income increased $817,000, or 6.3%, to $13.9 million during the three months ended September 30, 2018 compared to $13.0 million during the three months ended September 30, 2017.

●
Interest income on loans increased $1.5 million due primarily to an increase of $88.2 million, or 6.2%, in average loans along with a 13 basis point increase in average yield on loans. The increase in average loan balance was driven by a $91.3 million, or 7.3%, increase in the average balance of loans held in portfolio partially offset by a decrease of $3.2 million, or 1.9%, in the average balance of loans held for sale.

●
Interest income from mortgage-related securities decreased $4,000 year over year as the average balance decreased $13.9 million as securities have paid down and less purchases have occurred to replace those securities, as excess funds were used to support loan growth.  The yield increased 27 basis points.

●
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $112,000 due to a 64 basis point increase in the average yield. The increase in average yield was driven by four rate increases in the Federal Funds rate since September 2017 along with the increase in the dividend paid by the FHLB on its stock.  The average balance decreased $38.9 million to $176.7 million. Municipal securities that matured throughout the past 12 months were not replaced due to market conditions.  Those funds were primarily used to fund loan growth while the remainder was held in a cash account.

●
Interest expense on time deposits increased $1.0 million, or 54.5%, primarily due to a 52 basis point increase of average cost of time deposits, as maturing time deposits have repriced or have been replaced at a slightly higher rate in the current competitive market. In addition to the increase in cost of time deposits, the average balance of time deposits increased $31.1 million compared to the prior year period.

●
Interest expense on money market and savings accounts increased $59,000 due primarily to a 12 basis point increase in average cost of savings and money market accounts along with an increase in average balance of $10.2 million.

●
Interest expense on borrowings decreased $306,000, or 12.5%, due to a decrease in the average cost of borrowings that resulted from the maturity and replacement of fixed rate borrowings since the beginning of the prior year.  The average cost of borrowings totaled 1.90% during the quarter ended September 30, 2018, compared to 2.10% during the quarter ended September 30, 2017. In addition to the decrease in rate, average borrowing volume decreased.

Provision for Loan Losses

Our provision for loan losses was $40,000 for the three months ended September 30, 2018, compared to $20,000 for the three months ended September 30, 2017. The provision for loan losses was due to an increase in loans held at our mortgage banking segment.

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

Noninterest Income
	Three months ended September 30,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$442	$300	$142	47.3%
Increase in cash surrender value of life insurance	695	688	7	1.0%
Loss on sale of securities	-	-	-	N/	M
Mortgage banking income	32,653	31,863	790	2.5%
Other	272	203	69	34.0%
Total noninterest income	$34,062	$33,054	$1,008	3.0%
N/M - Not meaningful

Total noninterest income increased $1.0 million, or 3.0%, to $34.1 million during the three months ended September 30, 2018 compared to $33.1 million during the three months ended September 30, 2017. The increase resulted primarily from a increase in mortgage banking income and an increase in service charges on loans and deposits along with a slight increase in each of the other noninterest income categories.

●
The increase in mortgage banking income was primarily the result of an increase in volumes.  Total loan origination volume on a consolidated basis increased $74.8 million, or 11.3%, to $736.9 million during the three months ended September 30, 2018 compared to $662.1 million during the three months ended September 30, 2017.  Gross margin on loans sold decreased approximately 10% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Operations for the Three Months Ended September 30, 2018 and 2017" above for additional discussion of the increase in mortgage banking income.

●	Service charges on loans and deposits increased primarily due to an increase in loan prepayment fees.
●	The increase in cash surrender value of life insurance was due to an increase in earnings on a higher balance.
●	The $69,000 increase in other noninterest income was due primarily to an increase in mortgage servicing fee income along with an increase in wealth management revenue and rent income.

Noninterest Expenses
	Three months ended September 30,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$27,453	$26,153	$1,300	5.0%
Occupancy, office furniture and equipment	2,751	2,533	218	8.6%
Advertising	1,224	821	403	49.1%
Data processing	809	623	186	29.9%
Communications	412	394	18	4.6%
Professional fees	583	629	(46)	(7.3)%
Real estate owned	(128)	(20)	(108)	540.0%
FDIC insurance premiums	131	129	2	1.6%
Other	3,191	3,054	137	4.5%
Total noninterest expenses	$36,426	$34,316	$2,110	6.1%

Total noninterest expenses increased $2.1 million, or 6.1%, to $36.4 million during the three months ended September 30, 2018 compared to $34.3 million during the three months ended September 30, 2017.

●
Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment increased $1.4 million, or 6.3%, to $23.2 million during the three months ended September 30, 2018. The increase in compensation expense was primarily a result of the increase in salaries as the New Mexico branches were added at the end of the second quarter. In addition to the salaries increase, commission expense increased as volumes increased with the New Mexico expansion.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $48,000, or 1.1%, to $4.4 million during the three months ended September 30, 2018. The decrease was due primarily to a decrease in stock based compensation expenses offset by increases in salaries expense.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment increased $125,000 to $1.9 million during the three months ended September 30, 2018, resulting from additional rent and equipment needed with the additional New Mexico branches that were added at the end of the second quarter.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $93,000 to $826,000 during the three months ended September 30, 2018.  The increase was due primarily to increased computer and maintenance expense.

●
Advertising expense increased $403,000, or 49.1%, to $1.2 million during the three months ended September 30, 2018. This was primarily due to marketing increases at the mortgage banking segment in an effort to increase volumes at the branches.

●
Data processing expense increased $186,000, or 29.9%, to $809,000 during the three months ended September 30, 2018. This was primarily due to increases at the mortgage banking segment with the addition of the New Mexico branches.

●	Professional fees decreased $46,000, or 7.3%, to $583,000 during the three months ended September 30, 2018. This was primarily due to a decrease in legal expenses at the mortgage banking segment.
●
Net real estate owned expense decreased $108,000, resulting in $128,000 of income during the three months ended September 30, 2018, compared to $20,000 of income during the three months ended September 30, 2017. Property management expense (other than gains/losses) decreased $12,000 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Net gains on sales of real estate owned increased $54,000 to $207,000 for the three months ended September 30, 2018 compared to $153,000 for the three months ended September 30, 2017. Real estate owned writedowns decreased $40,000 as there were no writedowns for the three months ended September 30, 2018 compared to $40,000 for the three months ended September 30, 2017.

●
Other noninterest expense increased $137,000 to $3.2 million during the three months ended September 30, 2018. This increase was primarily at the mortgage banking segment and resulted from increased loan origination costs with the increase in volumes along with other overhead expenses with the additional New Mexico branches. In addition, other noninterest expenses decreased at the community banking segment due primarily to decreases in loan expenses.

Income Taxes

Income tax expense decreased $1.6 million, or 37.1%, to $2.7 million during the three months ended September 30, 2018, compared to $4.4 million during the three months ended September 30, 2017. Income tax expense was recognized during the three months ended September 30, 2018 at an effective rate of 24.0% compared to an effective rate of 37.1% during the three months ended September 30, 2017. The decrease in the effective rate primarily resulted from the federal tax rate decrease from 35% to 21% as a result of The Tax Cuts and Jobs Act that was enacted into law on December 22, 2017. During the three months ended September 30, 2018, the Company recognized a benefit of approximately $60,000 related to stock awards exercised compared to a benefit of $21,000 recognized during the three months ended September 30, 2017.

Comparison of Community Banking Segment for the Nine Months Ended September 30, 2018 and 2017

Net income increased $4.5 million for the nine months ended September 30, 2018 for a total of $19.0 million compared to net income of $14.5 million for the nine months ended September 30, 2017.  Net interest income increased $3.9 million to $41.2 million for the nine months ended September 30, 2018 compared to $37.2 million for the nine months ended September 30, 2017.  Net interest income increased due to an increase in average loan balances, an increase in loan rates, and a reduction in our overall cost of borrowings.  The long-term borrowings that matured during 2017 and the nine months ended September 30, 2018 were replaced with a lower cost mix of funding, including long and short-term borrowings and deposits raised through our retail network.  Offsetting those decreases, the cost of deposits increased as interest expense on certificates of deposit increased as maturities repriced in the past year.

Provision for loan losses was a negative provision of $1.2 million for the nine months ended September 30, 2018 compared to a negative provision of $1.3 million for the nine months ended September 30, 2017.

Noninterest income increased $420,000 primarily due to increases in loan fees and a decrease in loss on sale of available for sale securities along with slight increases to cash surrender value of life insurance and other income. The loan fees increased primary due to increased prepayment penalties. The decrease in loss on sale of available for sale securities resulted from a sale of a municipal bond for a loss of $107,000 in 2017 with no sales in 2018. Cash surrender value of life insurance increased as a $2.5 million policy was purchased in 2017.  Other income increased primarily due to an increase in rental and wealth management income.

Compensation, payroll taxes, and other employee benefits expense increased $660,000 due primarily to an increase in health insurance and salaries expense offset by lower stcok based compensation expenses. Occupancy, office furniture, and equipment increased due primarily to increased snow removal and maintenance expense. Real estate owned expense decreased as there was a decrease in writedowns offset by a slight decrease in gain on sale of real estate owned and an increase in management expense. Other noninterest expense increased resulting from an increase in loan origination expenses.

Comparison of Mortgage Banking Segment Operations for the Nine Months Ended September 30, 2018 and 2017

Net income decreased $2.3 million to $6.1 million for the nine months ended September 30, 2018, compared to net income of $8.3 million for the nine months ended September 30, 2017. Mortgage banking segment noninterest income decreased $4.0 million, or 4.2%, to $90.4 million for the nine months ended September 30, 2018 compared to $94.4 million for the nine months ended September 30, 2017.  The decrease in revenue was attributable to a decrease in margin of approximately 10%.  Offsetting the decrease in margin, volume origination increased 2.7% to $2.00 billion during the nine months ended September 30, 2018 compared to $1.95 billion during the nine months ended September 30, 2017.

Loans originated by the mortgage banking segment for the purpose of sale in the secondary market increased $52.3 million, or 2.7%, to $2.00 billion during the nine months ended September 30, 2018, compared to $1.95 billion for the nine months ended September 30, 2017.  The increase in originations was driven by a 3.8% increase in the origination of loans made for the purpose of residential purchases offset by a 6.5% decrease in the origination of mortgage refinance products.  Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity increased slightly to 90.5% from 89.5% of total originations for the nine months ended September 30, 2018 and 2017, respectively. The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 69.2% and 30.8% of all loan originations, respectively, during the nine months ended September 30, 2018, compared to 63.9% and 36.1% of all originations, respectively, during the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, no mortgage servicing rights were sold. During the nine months ended September 30, 2017, mortgage servicing rights related to $295.1 million in loans receivable with a book value of $2.3 million were sold at a gain of $308,000.

Total compensation, payroll taxes and other employee benefits increased $349,000, or 0.6%, to $61.5 million for the nine months ended September 30, 2018 compared to $61.1 million for the nine months ended September 30, 2017.  The increase in compensation expense was primarily a result of the salary and health insurance increases with the additional branch network with the New Mexico branch acquisition. Offsetting those increases, commission expense and branch manager pay decreased.  Occupancy, office furniture, and equipment expense increased as the number of branches increased with the addition of the New Mexico branches. Other noninterest expense increased primarily due to higher advertising expenses, data processing expenses, legal expense, and branch loss expenses.

Consolidated Waterstone Financial, Inc. Results of Operations
	Nine months ended September 30,
	2018	2017
	(Dollars in Thousands, except per share amounts)

Net income	$25,076	$22,849
Earnings per share - basic	0.91	0.83
Earnings per share - diluted	0.90	0.82
Annualized return on average assets	1.80%	1.70%
Annualized return on average equity	8.25%	7.42%

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

	Nine months ended September 30,
	2018			2017
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,452,795	$49,498	4.56%	$1,357,884	$45,078	4.44%
Mortgage related securities (2)	109,843	1,925	2.34%	126,856	2,021	2.13%
Debt securities, federal funds sold and short-term investments (2)(3)	178,379	3,186	2.39%	198,947	3,210	2.16%
Total interest-earning assets	1,741,017	54,609	4.19%	1,683,687	50,309	3.99%

Noninterest-earning assets	118,424			117,316
Total assets	$1,859,441			$1,801,003

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$37,539	24	0.09%	$36,419	20	0.07%
Money market and savings accounts	168,678	379	0.30%	171,659	315	0.25%
Time deposits	704,495	7,684	1.46%	667,168	5,279	1.06%
Total interest-bearing deposits	910,712	8,087	1.19%	875,246	5,614	0.86%
Borrowings	423,156	5,574	1.76%	401,931	6,756	2.25%
Total interest-bearing liabilities	1,333,868	13,661	1.37%	1,277,177	12,370	1.29%

Noninterest-bearing liabilities
Noninterest-bearing deposits	96,273			88,454
Other noninterest-bearing liabilities	22,762			23,408
Total noninterest-bearing liabilities	119,035			111,862
Total liabilities	1,452,903			1,389,039
Equity	406,538			411,964
Total liabilities and equity	$1,859,441			$1,801,003

Net interest income / Net interest rate spread (4)		40,948	2.82%		37,939	2.70%
Less: taxable equivalent adjustment		237	0.01%		530	0.04%
Net interest income / Net interest rate spread, as reported		$40,711	2.81%		$37,409	2.66%
Net interest-earning assets (5)	$407,149			$406,510
Net interest margin (6)			3.13%			2.97%
Tax equivalent effect			0.01%			0.04%
Net interest margin on a fully tax equivalent basis (6)			3.14%			3.01%
Average interest-earning assets to average interest-bearing liabilities			130.52%			131.83%
__________
(1)  Interest income includes net deferred loan fee amortization income of $547,000 and $563,000 for the nine months ended September 30, 2018 and 2017, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2018 and 35% for the nine months ended September 30, 2017. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.21% and 1.80% for the nine months ended September 30, 2018 and 2017, respectively.
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

	Nine months ended September 30,
	2018 versus 2017
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$3,221	$1,199	$4,420
Mortgage related securities (3)	(286)	190	(96)
Debt securities, federal funds sold and short-term investments (3) (4)	(350)	326	(24)
Total interest-earning assets	2,585	1,715	4,300

Interest expense:
Demand accounts	1	3	4
Money market and savings accounts	(7)	71	64
Time deposits	311	2,094	2,405
Total interest-earning deposits	305	2,168	2,473
Borrowings	378	(1,560)	(1,182)
Total interest-bearing liabilities	683	608	1,291
Net change in net interest income	$1,902	$1,107	$3,009
______________
(1)	Interest income includes net deferred loan fee amortization income of $547,000 and $563,000 for the nine months ended September 30, 2018 and 2017, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2018 and 35% for the nine months ended September 30, 2017.

Net interest income increased $3.3 million, or 8.8%, to $40.7 million during the nine months ended September 30, 2018 compared to $37.4 million during the nine months ended September 30, 2017.

●
Interest income on loans increased $4.4 million due to an increase in average balance of $94.9 million and by a 12 basis point increase in average yield on loans.  The increase in average loan balance was driven by a $108.6 million, or 8.9%, increase in the average balance of loans held in portfolio offset by a decrease in the average balance of loans held for sale of $13.7 million, or 9.6%.

●
Interest income from mortgage related securities decreased $96,000 year over year as securities have paid down and less purchases have occurred to replace those securities due to current market conditions.

●
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $269,000 due to a 41 basis point increase in the average yield. The increase in average yield was driven by an increase in the Federal Funds rate since March 2017 along with the increase in the dividend paid by the FHLB on its stock.  The average balance decreased $20.6 million to $178.4 million. Municipal securities that matured throughout the past 12 months were not replaced due to market conditions.  Those funds were primarily used to fund loan growth at the community banking segment.

●
Interest expense on time deposits increased $2.4 million primarily due to a 40 basis point increase in the average cost of time deposits, as maturing time deposits have repriced, or have been replaced at a higher rate in the current competitive market.  Along with the increase in rate, the average balance of time deposits increased $37.3 million compared to the prior year period.

●	Interest expense on money market and savings accounts increased $64,000 due primarily to a five basis point increase in rate offset slightly by a decrease of $3.0 million in average balance.
●
Interest expense on borrowings decreased $1.2 million due to a decrease in the average cost of borrowings that resulted from the maturity and replacement of fixed rate borrowings.  The average cost of borrowings totaled 1.76% during the nine months ended September 30, 2018, compared to 2.25% during the nine months ended September 30, 2017. Partially offsetting the decrease in rate, average volume increased to fund loan growth at the community banking segment.

Provision for Loan Losses

Our provision for loan losses amounted to a negative provision of $1.1 million during the nine months ended September 30, 2018, from a negative provision of $1.2 million during the nine months ended September 30, 2017. The negative provision reflects recoveries received during the year and a continued improvement in the overall risk profile of the loan portfolio.

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

Noninterest Income

	Nine months ended September 30,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$1,332	1,148	184	16.0%
Increase in cash surrender value of life insurance	1,496	1,476	20	1.4%
Loss on sale of securities	-	(107)	107	(100.0)%
Mortgage banking income	88,930	92,774	(3,844)	(4.1)%
Other	805	941	(136)	(14.5)%
Total noninterest income	$92,563	96,232	(3,669)	(3.8)%

Total noninterest income decreased $3.7 million, or 3.8%, to $92.6 million during the nine months ended September 30, 2018 compared to $96.2 million during the nine months ended September 30, 2017. The decrease resulted primarily from a decrease in mortgage banking income along with a decrease in other noninterest income.

●
The $3.8 million decrease in mortgage banking income was primarily the result of a decrease in gross margin on loans sold at the mortgage banking segment of approximately 10%.  Offsetting the decrease in margin, total loan origination volume on a consolidated basis increased $46.3 million, or 2.5%, to $1.93 billion during the nine months ended September 30, 2018 compared to $1.88 billion during the nine months ended September 30, 2017. See "Comparison of Mortgage Banking Segment Operations for the Nine Months Ended September 30, 2018 and 2017" above, for additional discussion of the decrease in mortgage banking income.

●	The increase in service charges on loans and deposits was related to an increase in loan prepayment and other loan fees.
●	The increase in cash surrender value of life insurance was primarily due to the purchase of a $2.5 million policy in June 2017.
●	The $107,000 loss on sale of securities was due to a sale of a municipal bond in June 2017. There have been no sales of securities in 2018.
●
The $136,000 decrease in other noninterest income was primarily due to a gain on mortgage servicing rights as there was a bulk sale of mortgage servicing rights for $308,000 during the nine months ended September 30, 2017.  There were no sales of mortgage servicing rights during the nine months ended September 30, 2018.  Offsetting the decrease from the gain on sale of mortgage servicing rights, other noninterest income increased due to increases from servicing fee income on loans sold, rental income, and wealth management revenue.

Noninterest Expenses

	Nine months ended September 30,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$74,670	$73,732	$938	1.3%
Occupancy, office furniture and equipment	7,995	7,587	408	5.4%
Advertising	3,084	2,414	670	27.8%
Data processing	2,057	1,854	203	10.9%
Communications	1,229	1,170	59	5.0%
Professional fees	1,930	1,953	(23)	(1.2)%
Real estate owned	63	258	(195)	(75.6)%
FDIC insurance premiums	361	366	(5)	(1.4)%
Other	9,921	10,227	(306)	(3.0)%
Total noninterest expenses	$101,310	$99,561	$1,749	1.8%

Total noninterest expenses increased $1.7 million, or 1.8%, to $101.3 million during the nine months ended September 30, 2018 compared to $99.6 million during the nine months ended September 30, 2017.

●
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment increased $349,000, or 0.6%, to $61.5 million for the nine months ended September 30, 2018. The increase in compensation expense was primarily a result of the salary and health insurance increases with the additional branch network with the New Mexico branch acquisition. Offsetting those increases, commission expense and branch manager pay decreased.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $660,000, or 5.1%, to $13.6 million during the nine months ended September 30, 2018. The increase was primarily due to health insurance and salaries expense offset by lower stock based compensation expenses.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment increased $299,000 to $5.5 million during the nine months ended September 30, 2018, resulting from additional rent and depreciation expense in the current year period compared to prior year period due to the addition of the New Mexico branches at the end of the second quarter.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $109,000 to $2.5 million during the nine months ended September 30, 2018.  The increase was primarily related to increased snow removal and maintenance expense.

●	Advertising expense increased as a result of increased advertising efforts to generate more volume at the mortgage banking segment branches.
●
Data processing expense increased $203,000, or 10.9%, to $2.1 million during the nine months ended September 30, 2018. This was primarily due to increases at the mortgage banking segment with the addition of the New Mexico branches.

●
Professional fees expense decreased slightly as a result of an decrease in consulting and accounting expense at the mortgage banking segment offset by an increase in legal fees at the mortgage banking segment.

●
Net real estate owned expense decreased $195,000, to $63,000 during the nine months ended September 30, 2018 compared to $258,000 for the nine months ended September 30, 2017. Real estate owned writedowns decreased $204,000 to $300,000 for the nine months ended September 30, 2018 compared to $504,000 for the nine months ended September 30, 2017. Net gains on sales of real estate owned decreased $4,000 to $511,000 for the nine months ended September 30, 2018 compared to $515,000 for the nine months ended September 30, 2017.  Property management expense (other than gains/losses) increased $5,000 to $274,000 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

●
Other noninterest expense decreased $306,000 primarily due to decreased expense at the mortgage banking segment.  The mortgage banking segment resulted from decreased branch from certain branch expenses and lower provision for losses on loans sold at the mortgage banking segment. Offsetting the decrease from the mortgage company, other noninterest expenses increased at the community banking segment due primarily to increases in loan origination expenses.

Income Taxes

Income tax expense decreased $4.4 million, or 35.9%, to $7.9 million during the nine months ended September 30, 2018, compared to $12.4 million during the nine months ended September 30, 2017.  Income tax expense was recognized during the nine months ended September 30, 2018 at an effective rate of 24.1% compared to 35.2% for the nine months ended September 30, 2017.  The decrease in the effective rate primarily resulted from the federal tax rate decrease from 35% to 21% as a result of The Tax Cuts and Jobs Act that was enacted into law on December 22, 2017. During the nine months ended September 30, 2018, the Company recognized a benefit of approximately $197,000 related to stock awards exercised compared to a benefit of $827,000 recognized during the nine months ended September 30, 2017.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets – Total assets increased by $113.0 million, or 6.3%, to $1.92 billion at September 30, 2018 from $1.81 billion at December 31, 2017. The increase in total assets primarily reflects an increase in cash and cash equivalents, loans held for sale, and loans receivable, partially offset by a decrease in securities available for sale. Funding needed for loan originations was provided by deposits, additional long-term FHLB debt, and advanced payments by borrowers for taxes in 2018.

Cash and Cash Equivalents – Cash and cash equivalents increased $10.2 million, or 21.1%, to $58.9 million at September 30, 2018, compared to $48.6 million at December 31, 2017.  The increase in cash and cash equivalents primarily reflects the increase in deposits, advanced payments by borrowers for taxes, and long-term FHLB borrowings offset by increases in loans held for sale and loans receivable.

Securities Available for Sale – Securities available for sale decreased $20.6 million during the nine months ended September 30, 2018. The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale - Loans held for sale increased $42.8 million to $192.7 million during the nine months ended September 30, 2018 due to the increase of mortgage originations with the addition of the New Mexico branches along with the timing of loans sold to investors.

Loans Receivable - Loans receivable held for investment increased $65.8 million to $1.36 billion at September 30, 2018 from $1.29 billion at December 31, 2017.  The increase in total loans receivable was primarily attributable to increases in the one- to four-family, multi-family, commercial real estate, and consumer categories. Partially offsetting those increases, the home equity, construction and land, and commercial loan categories decreased.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Nine months ended September 30,		Year Ended
	2018	2017	December 31, 2017
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,441,710	$1,403,132	$1,403,132
Real estate loans originated for investment:
Residential
One- to four-family	99,871	87,473	117,747
Multi-family	88,686	90,422	108,380
Home equity	4,032	655	5,430
Construction and land	26,139	4,539	2,270
Commercial real estate	50,241	38,904	61,684
Total real estate loans originated for investment	268,969	221,993	295,511
Consumer loans originated for investment	142	-	80
Commercial business loans originated for investment	5,072	12,846	19,610
Total loans originated for investment	274,183	234,839	315,201

Principal repayments	(207,714)	(148,750)	(197,623)
Transfers to real estate owned	(545)	(1,609)	(2,171)
Loan principal charged-off	(82)	(1,204)	(1,477)
Net activity in loans held for investment	65,842	83,276	113,930

Loans originated for sale	1,927,627	1,881,351	2,458,370
Loans sold	(1,884,849)	(1,931,462)	(2,533,722)
Net activity in loans held for sale	42,778	(50,111)	(75,352)
Total gross loans receivable and held for sale at end of period	$1,550,330	$1,436,297	$1,441,710

Allowance for Loan Losses - The allowance for loan losses decreased $851,000 from December 31, 2017. The decrease resulted from the negative provision due to improvement of key loan quality metrics decreasing the allowance related to the loans collectively and specifically reviewed. The overall decrease was primarily related to the multi-family, construction and land, and commercial categories.  See Note 3 for further discussion on the allowance for loan losses.

Federal Home Loan Bank stock – Total FHLB stock increased $2.7 million from December 31, 2017.  During the nine months ended September 30, 2018, $11.0 million of stock was purchased when entering into new short-term and long-term FHLB borrowings.  A total of $8.3 million of stock was sold as short-term FHLB borrowings matured and our ownership requirement decreased accordingly.

Real Estate Owned – Total real estate owned decreased $2.4 million from December 31, 2017.  During the nine months ended September 30, 2018, $545,000 was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $2.6 million and writedowns were $301,000 in an effort to sell various aged properties.

Deposits – Total deposits increased $37.1 million to $1.00 billion at September 30, 2018 from December 31, 2017.  The increase was driven by an increase of $24.8 million in time deposits, $10.9 million in money market and savings deposits, and $1.4 million in demand deposits.

Borrowings – Total borrowings increased $64.8 million to $451.1 million at September 30, 2018. The community banking segment borrowed a total of $60.0 million additional long term and short term FHLB advances to fund loan and loans held for sale growth. External short term borrowings at the mortgage banking segment increased a total of $4.8 million at September 30, 2018 from December 31, 2017 to fund loans held for sale.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $25.6 million.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $7.0 million during the nine months ended September 30, 2018 compared to December 31, 2017. The decrease was primarily related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.   Offsetting the decreases from those checks, accrued expenses and accounts payable increased due to timing of payments.

Shareholders' Equity – Shareholders' equity decreased by $7.5 million to $404.6 million at September 30, 2018 from December 31, 2017.  Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend, the repurchase of stock, and the decrease in the fair value of the security portfolio.  Partially offsetting the decreases were increases to net income, additional paid in capital as stock options were exercised, and unearned ESOP shares as they continue to vest.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2018	2017
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,162	$4,677
Multi-family	981	1,007
Home equity	203	107
Construction and land	-	-
Commercial real estate	172	251
Commercial	26	26
Consumer	-	-
Total non-accrual loans	6,544	6,068

Real estate owned
One- to four-family	181	1,330
Multi-family	-	-
Construction and land	3,327	4,582
Commercial real estate	300	300
Total real estate owned	3,808	6,212
Valuation allowance at end of period	(1,638)	(1,654)
Total real estate owned, net	2,170	4,558
Total nonperforming assets	$8,714	$10,626

Total non-accrual loans to total loans, net	0.48%	0.47%
Total non-accrual loans to total assets	0.34%	0.34%
Total nonperforming assets to total assets	0.45%	0.59%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Nine Months
	Ended September 30,
	2018	2017
	(In Thousands)

Balance at beginning of period	$6,068	9,857
Additions	2,838	2,553
Transfers to real estate owned	(545)	(1,609)
Charge-offs	(6)	(649)
Returned to accrual status	(111)	(2,168)
Principal paydowns and other	(1,700)	(975)
Balance at end of period	$6,544	7,009

Total non-accrual loans increased by $476,000, or 7.8%, to $6.5 million as of September 30, 2018 compared to $6.1 million as of December 31, 2017.  The ratio of non-accrual loans to total loans receivable was 0.48% at September 30, 2018 compared to 0.47% at December 31, 2017.  During the nine months ended September 30, 2018, $2.8 million in loans were placed on non-accrual status. Offsetting this activity, $545,000 in non-accrual loans were transferred to real estate owned, $6,000 in loan principal was charged off, $111,000 returned to accrual status, and approximately $1.7 million in principal payments were received during the nine months ended September 30, 2018.

Of the $6.5 million in total non-accrual loans as of September 30, 2018, $6.1 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.5 million in cumulative partial net charge-offs have been recorded over the life of these loans as of September 30, 2018.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $90,000 have been recorded as of September 30, 2018.  The remaining $515,000 of non-accrual loans were reviewed on an aggregate basis and $103,000 in general valuation allowance was deemed necessary related to those loans as of September 30, 2018.   The $103,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of September 30, 2018 totaled $1.9 million, which represents 28.6% of total non-accrual loans as of that date.  These five loans are carried net of cumulative life-to-date net charge-offs of $10,000.  No specific valuation allowance was deemed necessary based on net realizable collateral value with respect to these five loans as of September 30, 2018.

For the nine months ended September 30, 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $375,000.  We received $292,000 of interest payments on such loans during the nine months ended September 30, 2018.   Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more at September 30, 2018 or December 31, 2017.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of September 30, 2018
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,740	$890	3,630
Multi-family	-	388	388
Commercial real estate	285	21	306
	$3,025	$1,299	4,324

	As of December 31, 2017
	Accruing	Non-accruing	Total

One- to four-family	$2,740	$1,156	3,896
Multi-family	-	815	815
Home equity	47	-	47
Commercial real estate	290	34	324
	$3,077	$2,005	5,082

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2018	2017
	(Dollars in Thousands)

Loans past due less than 90 days	$4,471	$1,878
Loans past due 90 days or more	4,622	3,974
Total loans past due	$9,093	$5,852

Total loans past due to total loans receivable	0.67%	0.45%

Past due loans increased by $3.2 million, or 55.4%, to $9.1 million at September 30, 2018 from $5.9 million at December 31, 2017.  Loans past due less than 90 days increased by $2.6 million, or 138.1% due primarily to an increase in the one- to four-family category.  Loans past due 90 days or more increased by $648,000, or 16.3%, during the nine months ended September 30, 2018.

REAL ESTATE OWNED

Total real estate owned decreased by $2.4 million, or 52.4%, to $2.2 million at September 30, 2018, compared to $4.6 million at December 31, 2017.  During the nine months ended September 30, 2018, $545,000 was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $2.6 million.  A total of $301,000 in write downs occurred during the nine months ended September 30, 2018. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Nine Months
	Ended September 30,
	2018	2017
	(Dollars in Thousands)

Balance at beginning of period	$14,077	$16,029
Provision for loan losses	(1,060)	(1,166)
Charge-offs:
Mortgage
One- to four-family	68	1,092
Multi-family	13	92
Home equity	1	-
Commercial real estate	-	6
Construction and land	-	14
Consumer	-	-
Commercial	-	-
Total charge-offs	82	1,204
Recoveries:
Mortgage
One- to four-family	150	200
Multi-family	82	102
Home equity	18	21
Commercial real estate	1	1
Construction and land	40	80
Consumer	-	-
Commercial	-	-
Total recoveries	291	404
Net (recoveries) charge-offs	(209)	800
Allowance at end of period	$13,226	$14,063

Ratios:
Allowance for loan losses to non-accrual loans at end of period	202.11%	200.64%
Allowance for loan losses to loans receivable at end of period	0.97%	1.12%
Net (recoveries) charge-offs to average loans outstanding (annualized)	(0.02)%	0.09%
Provision for loan losses to net recoveries (charge-offs)	507.18%	(145.75)%
Net (recoveries) charge-offs to beginning of the period allowance (annualized)	(1.99)%	6.67%

The allowance for loan losses decreased $851,000 to $13.2 million at September 30, 2018, compared to $14.1 million at December 31, 2017.  The decrease in allowance for loan losses reflects the negative provision. The negative provision recorded during the current year reflects a continued improvement in the overall risk profile of the loan portfolio.

Net recoveries totaled $209,000, or 0.02% of average loans annualized, for the nine months ended September 30, 2018, compared to net charge-offs of $800,000, or 0.09% of average loans annualized, for the nine months ended September 30, 2017. Of the $82,000 in charge-offs during the nine months ended September 30, 2018, most of the activity related to loans secured by one- to four-family residential loans.

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

During the nine months ended September 30, 2018 primary uses of cash and cash equivalents included: $1.93 billion in funding loans held for sale, $66.2 million increase in loans receivable, $23.8 million for cash dividends paid, $25.2 million for repayment of short-term borrowings, $13.2 million for purchases of mortgage related securities, and $9.4 million in purchases of our common stock.

During the nine months ended September 30, 2018, primary sources of cash and cash equivalents included: $1.97 billion in proceeds from the sale of loans held for sale, $90.0 million in additional proceeds from long-term FHLB debt, $22.2 million in principal repayments on mortgage related securities, $25.1 million in net income, $8.6 million from maturities of debt securities, $37.1 million increase in deposits and $13.3 million from advanced payments by borrowers for taxes.

During the nine months ended September 30, 2017 primary uses of cash and cash equivalents included: $1.88 billion in funding loans held for sale, $85.7 million increase in loans receivable, $69.0 decrease in repurchase agreements, $23.6 million for cash dividends paid, $7.7 million decrease from fewer short-term borrowings, $6.9 million in purchases of mortgage related securities, $6.1 million in purchases of debt securities, and $5.2 million in purchases of FHLB stock.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2018 and 2017, respectively, $58.9 million and $92.6 million of our assets were invested in cash and cash equivalents.  At September 30, 2018, cash and cash equivalents were comprised of the following: $33.0 million in cash held at the Federal Reserve Bank and other depository institutions and $25.9 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At September 30, 2018, we had $430.0 million in long term advances from the FHLB with contractual maturity dates in 2021, 2027, and 2028.   The 2021 advance maturities have quarterly call options beginning in June 2018 and September 2018.  The 2027 advance maturities have single call options in May 2019, June 2019, August 2019, and December 2019. The 2028 advance maturities have single call options in March 2020, March 2021, May 2020, and May 2021, along with two advances that have quarterly call options beginning in June 2020 and September 2020. As an additional source of funds, the mortgage banking segment has a repurchase agreement.  At September 30, 2018, we had $16.1 million outstanding under the repurchase agreement with a total outstanding commitment of $35.0 million.

At September 30, 2018, we had outstanding commitments to originate loans receivable of $29.2 million.  In addition, at September 30, 2018, we had unfunded commitments under construction loans of $49.9 million, unfunded commitments under business lines of credit of $17.7 million and unfunded commitments under home equity lines of credit and standby letters of credit of $15.7 million.  At September 30, 2018, certificates of deposit scheduled to mature in one year or less totaled $509.3 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At September 30, 2018, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $27.3 million.

Capital

Shareholders' equity decreased by $7.5 million to $404.6 million at September 30, 2018 from December 31, 2017.  Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend, the repurchase of stock, and the decrease in the fair value of the security portfolio.  Partially offsetting the decreases were increases to net income, additional paid in capital as stock options were exercised, and unearned ESOP shares as they continue to vest.

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

As of September 30, 2018, the Company had repurchased 6,386,553 shares at an average price of $13.31 under previously approved stock repurchase plans. As of September 30, 2018, the Company is authorized to purchase up to 389,300 additional shares under the current approved stock repurchase program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At September 30, 2018, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines. See "Notes to Consolidated Financial Statements - Note 8 Regulatory Capital."

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2018 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (3)	$130,969	$130,969	$-	$-	$-
Money market and savings deposits (3)	159,742	159,742	-	-	-
Time deposit (3)	713,739	509,294	200,878	3,567	-
Federal Home Loan Bank advances (1)	16,132	16,132	-	-	-
Repurchase agreements (3)	435,000	5,000	-	-	430,000
Operating leases (2)	8,898	2,964	3,418	1,588	928
	$1,464,480	$824,101	$204,296	$5,155	$430,928

(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest which will accrue on the advances.
(2)  Represents non-cancelable operating leases for offices and equipment.
(3)  Excludes interest.

Herrington et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington, plus post-judgment interest. On February 12, 2018, the District Court awarded post-arbitration fees and costs of approximately $98,000. The judgment was appealed by Waterstone to the Seventh Circuit Court of Appeals, where oral argument was held on May 29, 2018.  On October 22, 2018, the Seventh Circuit issued a ruling vacating the District Court's order enforcing the arbitration award.  If the District Court determines the agreement only allows for individual arbitration, the award would be vacated and the case sent to individual arbitration for a new proceeding. If the District Court determines the arbitration agreement nevertheless allows for collective arbitration, the District Court could confirm the prior award.

If the judgment is upheld in full, the Company has estimated that the award, which includes attorney's fees, costs, and interest, could be as high as $11 million. However, Waterstone has meaningful appellate rights and intends to vigorously defend its interests in this matter, including arguing for complete reversal on appeal. Although the Company believes there is a strong basis to vacate the award, there remains a reasonable possibility that the Court's judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $11 million. We do not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

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

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2018.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$29,213	$29,213	$-	$-	$-
Unused portion of home equity lines of credit (2)	14,850	14,850	-	-	-
Unused portion of construction loans (3)	49,850	49,850	-	-	-
Unused portion of business lines of credit	17,740	17,740	-	-	-
Standby letters of credit	839	839	-	-	-
Total Other Commitments	$112,492	$112,492	$-	$-	$-

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk: (i) emphasizing variable rate loans including variable rate one- to four-family, and commercial real estate loans as well as three to five year commercial real estate balloon loans; (ii) reducing and shortening the expected average life of the investment portfolio; and (iii) whenever possible, lengthening the term structure of our deposit base and our borrowings from the FHLB. These measures should reduce the volatility of our net interest income in different interest rate environments.

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of September 30, 2018
Dollar Change	$305	420	373	(666)
Percentage Change	0.59%	0.81	0.72	(1.29)

At September 30, 2018, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 0.72% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 1.29%.

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
Herrington et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington, plus post-judgment interest. On February 12, 2018, the District Court awarded post-arbitration fees and costs of approximately $98,000. The judgment was appealed by Waterstone to the Seventh Circuit Court of Appeals, where oral argument was held on May 29, 2018.  On October 22, 2018, the Seventh Circuit issued a ruling vacating the District Court's order enforcing the arbitration award.  If the District Court determines the agreement only allows for individual arbitration, the award would be vacated and the case sent to individual arbitration for a new proceeding. If the District Court determines the arbitration agreement nevertheless allows for collective arbitration, the District Court could confirm the prior award.

If the judgment is upheld in full, the Company has estimated that the award, which includes attorney's fees, costs, and interest, could be as high as $11 million. However, Waterstone has meaningful appellate rights and intends to vigorously defend its interests in this matter, including arguing for complete reversal on appeal. Although the Company believes there is a strong basis to vacate the award, there remains a reasonable possibility that the Court's judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $11 million. We do not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company's monthly common stock repurchases during the third quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
July 1, 2018 - July 31, 2018	17,000	$17.01	17,000	694,200
August 1, 2018 - August 31, 2018	166,500	16.99	166,500	527,700
September 1, 2018 - September 30, 2018	138,400	17.06	138,400	389,300
Total	321,900	$17.02	321,900	389,300

(a)	On September 4, 2015, the Board of Directors terminated the then-existing plan and authorized the repurchase of 1,500,000 shares of common stock.

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
Date: October 30, 2018
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: October 30, 2018
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended September 30, 2018

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X