Form 10-K
period 2018-12-31
Waterstone Financial, Inc.
filed 2019-03-06
CIK 1569994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
F O R M   1 0 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Yes      ☒            No      ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)
Yes      ☒            No      ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes         ☐           No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on June 30, 2018 as reported by the NASDAQ Global Select Market®, was approximately $499.9 million.

As of February 28, 2019 28,088,739 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 21, 2019

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2018

PART 1

Item 1.   Business

Forward-Looking Statements

This Annual Report on Form 10-K may contain or incorporate by reference various forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions and verbs in the future tense. These forward-looking statements include, but are not limited to:

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

•	technological changes that may be more difficult or expensive than expected;
•	the ability of third-party providers to perform their obligations to us;
•	the effects of federal government shutdown;
•	the ability of the U.S. Government to manage federal debt limits;
•	significant increases in our loan losses; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

See also the factors regarding future operations discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" below.

Waterstone Financial, Inc.

Waterstone Financial, Inc., a Maryland corporation (“New Waterstone”), was organized in 2013.  Upon completion of the mutual-to-stock conversion of Lamplighter Financial, MHC in 2014, New Waterstone became the holding company of WaterStone Bank SSB and succeeded to all of the business and operations of Waterstone Financial, Inc., a Federal corporation (“Waterstone-Federal”) and each of Waterstone-Federal and Lamplighter Financial, MHC ceased to exist.  In this report, we refer to WaterStone Bank SSB, our wholly owned subsidiary, both before and after the reorganization, as “WaterStone Bank” or the “Bank.”

New Waterstone did not engage in any business prior to the completion of the mutual-to-stock conversion of Lamplighter Financial, MHC on January 22, 2014. Consequently, this Annual Report on Form 10-K reflects the financial condition and operating results of Waterstone-Federal and its subsidiaries, including the Bank, until January 22, 2014, and of New Waterstone, and its subsidiaries, including the Bank, thereafter. The words “Waterstone Financial,” “we” and “our” thus are intended to refer to Waterstone-Federal and its subsidiaries with respect to matters and time periods occurring on or before January 22, 2014, and to New Waterstone and its subsidiaries with respect to matters and time periods occurring thereafter.

Waterstone Financial, Inc. and its subsidiaries, including WaterStone Bank, are referred to herein as the “Company,” “Waterstone Financial,” or “we.”

The Company maintains a website at www.wsbonline.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials as soon as is reasonably practical after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access those reports by following the links under “Investor Relations” at the Company’s website. Information on this website is not and should not be considered a part of this document.

Waterstone Financial’s executive offices are located at 11200 West Plank Court, Wauwatosa, Wisconsin 53226, and its telephone number at this address is (414) 761-1000.

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation, which had 78 offices in 23 states as of December 31, 2018.

WaterStone Bank conducts its community banking business from 11 banking offices located in Milwaukee, Washington and Waukesha counties, Wisconsin, as well as a loan production office in Minneapolis, Minnesota. WaterStone Bank’s principal lending activity is originating one- to four-family, multi-family residential, and commercial real estate loans for retention in its portfolio. At December 31, 2018, such loans comprised 35.5%, 43.3%, and 16.4%, respectively, of WaterStone Bank’s loan portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances. Our deposit offerings include certificates of deposit, money market savings accounts, transaction deposit accounts, non-interest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds, municipal obligations, and other debt securities.

WaterStone Bank is subject to comprehensive regulation and examination by the Wisconsin Department of Financial Institutions (the "WDFI") and the Federal Deposit Insurance Corporation (the "FDIC").

WaterStone Bank’s executive offices are located at 11200 West Plank Court, Wauwatosa, Wisconsin 53226, and its telephone number is (414) 761-1000.  Its website address is www.wsbonline.com. Information on this website is not and should not be considered a part of this document.

WaterStone Bank’s mortgage banking operations are conducted through its wholly-owned subsidiary, Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originates single-family residential real estate loans for sale into the secondary market.  Waterstone Mortgage Corporation utilizes lines of credit provided by WaterStone Bank as a primary source of funds, and also utilizes a line of credit with another financial institution as needed.  On a consolidated basis, Waterstone Mortgage Corporation originated approximately $2.51 billion in mortgage loans held for sale during the year ended December 31, 2018, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank.

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

Wauwatosa Investments, Inc.  Established in 1998, Wauwatosa Investments, Inc. operates in Nevada as WaterStone Bank’s investment subsidiary.  This wholly-owned subsidiary owns and manages the majority of the consolidated investment portfolio.  It has its own board of directors currently comprised of its President, the WaterStone Bank Chief Financial Officer, Treasury Officer and the Chairman of Waterstone Financial’s board of directors.

Waterstone Mortgage Corporation.  Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage banking business with offices in 23 states.  It has its own board of directors currently comprised of its President, its Chief Financial Officer, the WaterStone Bank Chief Executive Officer, Chief Financial Officer and Executive Vice President and General Counsel.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold WaterStone Bank office and retail facilities, both owned and leased.  Main Street Real Estate Holdings, LLC currently conducts real estate broker activities limited to real estate owned.

Market Area

WaterStone Bank.  WaterStone Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  WaterStone Bank’s primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have six branch offices in Milwaukee County, four branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2018 (the latest date for which information was publicly available), 45.6% of deposits in the State of Wisconsin were located in the seven-county Milwaukee metropolitan market and 39.8% of deposits in the State of Wisconsin were located in the three counties in which the Bank has a branch office.

WaterStone Bank’s primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets. Additionally, in 2013 we opened a loan production office in Minneapolis, Minnesota, which has a primary lending market area of the Minneapolis-St. Paul, Minnesota metropolitan market.

Waterstone Mortgage Corporation.  As of December 31, 2018, Waterstone Mortgage Corporation had 11 offices in each of Wisconsin and Florida, eight offices in each of Pennsylvania and New Mexico,  six offices in Minnesota, four offices in Ohio and Texas, three offices in Michigan, two offices in each of Arizona, California, Illinois, Iowa, Maryland, New Hampshire, Oregon, and Virginia, and one office in each of Colorado, Delaware, Georgia, Idaho, Nebraska, North Carolina and Oklahoma.

Competition

WaterStone Bank.  WaterStone Bank faces competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha-West Allis metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. As of June 30, 2018, based on the FDIC annual Summary of Deposits Report, we had the ninth largest market share in our metropolitan statistical area out of 47 financial institutions, representing 1.69% of all deposits.

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

Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation faces competition for originating loans both directly within the markets in which it operates and from entities that provide services throughout the United States through internet services.  Waterstone Mortgage Corporation’s competition comes principally from other mortgage banking firms, as well as from commercial banks, savings institutions and credit unions.

Lending Activities

 The scope of the discussion included under “Lending Activities” is limited to lending operations related to loans originated for investment.  A discussion of the lending activities related to loans originated for sale is included under “Mortgage Banking Activities.”

 Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential and commercial real estate. Generally, we retain the loans that we originate, which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $490.0 million, or 35.5%, of our total loan portfolio at December 31, 2018.  Multi-family residential mortgage loans represented $597.1 million, or 43.3%, of our total loan portfolio at December 31, 2018.  Commercial real estate loans represented $225.5 million, or 16.4%, of our total loan portfolio at December 31, 2018. We also offer construction and land loans, home equity lines of credit and commercial loans.  At December 31, 2018, commercial business loans, home equity loans, and land and construction loans totaled $32.8 million, $20.0 million and $13.4 million, respectively.

The largest exposure to one borrower or group of related borrowers was $41.0 million in the multi-family category.  The borrower represented a total of 3.0% of the total loan portfolio as of December 31, 2018.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$489,979	35.53%	$439,597	34.03%	$392,817	33.35%	$381,992	34.26%	$411,979	37.62%
Multi-family	597,087	43.29%	578,440	44.77%	558,592	47.42%	547,250	49.08%	522,281	47.70%
Home equity	19,956	1.45%	21,124	1.64%	21,778	1.85%	24,326	2.18%	29,207	2.67%
Construction and land	13,361	0.97%	19,859	1.54%	18,179	1.54%	19,148	1.72%	17,081	1.56%
Commercial real estate	225,522	16.35%	195,842	15.16%	159,401	13.53%	118,820	10.66%	94,771	8.65%
Commercial loans	32,810	2.38%	36,697	2.84%	26,798	2.28%	23,037	2.07%	19,471	1.78%
Consumer	433	0.03%	255	0.02%	319	0.03%	361	0.03%	200	0.02%

Total loans	1,379,148	100.00%	1,291,814	100.00%	1,177,884	100.00%	1,114,934	100.00%	1,094,990	100.00%

Allowance for loan losses	(13,249)		(14,077)		(16,029)		(16,185)		(18,706)

Loans, net	$1,365,899		$1,277,737		$1,161,855		$1,098,749		$1,076,284

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2018. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Multi-family		Home Equity		Construction and Land
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2019	$7,928	5.59%	$22,079	4.46%	$2,239	5.62%	$1,589	5.07%
2020	3,715	4.79%	48,593	4.17%	2,467	5.73%	128	4.75%
2021	9,239	5.23%	47,828	4.27%	2,392	5.75%	1,597	4.90%
2022	25,523	5.25%	89,274	4.45%	3,181	5.48%	59	6.00%
2023	18,565	5.41%	97,385	4.64%	3,230	5.45%	1,463	4.76%
2024 and thereafter	425,009	4.59%	291,928	4.39%	6,447	4.92%	8,525	4.52%
Total	$489,979	4.68%	$597,087	4.42%	$19,956	5.38%	$13,361	4.67%

	Commercial Real Estate		Commercial		Consumer		Total
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2019	$18,897	4.88%	$10,145	5.60%	$205	8.51%	$63,082	4.98%
2020	14,936	4.36%	6,285	5.07%	28	4.00%	76,152	4.37%
2021	20,615	4.21%	2,413	4.36%	56	5.13%	84,140	4.42%
2022	32,758	4.30%	4,883	4.37%	17	5.00%	155,695	4.57%
2023	32,646	4.67%	2,416	5.07%	127	5.00%	155,832	4.76%
2024 and thereafter	105,670	4.34%	6,668	6.69%	-	0.00%	844,247	4.51%
Total	$225,522	4.42%	$32,810	5.41%	$433	6.61%	$1,379,148	4.55%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans
Real estate loans:
One- to four-family	$18,335	$463,716	$482,051
Multi-family	233,389	341,619	575,008
Home equity	4,786	12,931	17,717
Construction and land	10,561	1,211	11,772
Commercial	117,363	89,262	206,625
Commercial	18,504	4,161	22,665
Consumer	228	-	228
Total loans	$403,166	$912,900	$1,316,066

One- to Four-Family Residential Mortgage Loans.  One- to four-family residential mortgage loans totaled $490.0 million, or 35.5% of total loans at December 31, 2018.  One- to four-family residential mortgage loans originated for investment during the year ended December 31, 2018 totaled $126.6 million, or 32.9% of all loans originated for investment. Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our single family adjustable-rate mortgage loans generally provide for maximum annual rate adjustments of 200 basis points, with a lifetime maximum adjustment of 600 basis points.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years, and are indexed to the 12-month LIBOR rate.  Single family adjustable rate mortgage loans are originated at both our community banking segment and our mortgage banking segment.   We do not and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.  Further, prior to 2007, we did not offer indexed, adjustable-rate loans other than home equity lines of credit, and we have never offered “teaser rate” first mortgage products.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner’s insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average one- to four-family first mortgage loan balance was $219,000 on December 31, 2018, and the largest outstanding balance on that date was $5.2 million, which is a consolidation loan that is collateralized by 80 single family properties.  A total of 58.8% of our one- to four-family loans are collateralized by properties in the state of Wisconsin.

Multi-family Real Estate Loans.  Multi-family loans totaled $597.1 million, or 43.3% of total loans at December 31, 2018. Multi-family loans originated for investment during the year ended December 31, 2018 totaled $123.1 million, or 32.0% of all loans originated for investment. These loans are generally secured by properties located in our primary market area. Our multi-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit. Multi-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a multi-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, global cash flows, and the appraised value of the underlying property. We will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees from the principals and by the owners of 20% or more of the borrower.

A multi-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to all guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding multi-family mortgage loan balance was $966,000 on December 31, 2018, with the largest outstanding balance at $13.4 million.

Loans secured by multi-family real estate generally involve larger principal amounts than owner-occupied, one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2018, outstanding home equity loans and equity lines of credit totaled $20.0 million, or 1.5% of total loans outstanding.  At December 31, 2018, the unadvanced portion of home equity lines of credit totaled $14.9 million.  Home equity loans and lines originated for investment during the year ended December 31, 2018 totaled $4.6 million, or 1.2% of all loans originated for investment.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to 10 years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was $44,000 at December 31, 2018, with the largest outstanding balance at that date of $532,000.

Construction and Land Loans.  We originate construction loans for the acquisition of land and the construction of single-family residences, multi-family residences, and commercial real estate buildings.  At December 31, 2018, construction and land loans totaled $13.4 million, or 1.0% of total loans.  Construction and land loans originated for investment during the year ended December 31, 2018 totaled $66.3 million, or 17.2% of all loans originated for investment.  Of the $66.3 million originated in 2018, a total of $59.0 million had yet to be advanced.  At December 31, 2018, the unadvanced portion of the construction loan portfolio totaled $79.8 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months for single-family residences although our policy is to consider construction periods as long as 12 months or more for multi-family residences and commercial buildings. At the end of the construction phase, the construction loan converts to a longer-term mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the owner-occupied residential loan balance exceeds 80% of the lesser of the appraised value or acquisition cost of the secured property. The average outstanding construction loan balance totaled $1.3 million on December 31, 2018, with the largest outstanding balance at $3.9 million.  The average outstanding land loan balance was $144,000 on December 31, 2018, and the largest outstanding balance on that date was $684,000.

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

Commercial Real Estate Loans.  Commercial real estate loans totaled $225.5 million at December 31, 2018, or 16.4% of total loans, and are made up of loans secured by office and retail buildings, industrial buildings, churches, restaurants, other retail properties and mixed use properties. Commercial real estate loans originated for investment during the year ended December 31, 2018 totaled $58.2 million, or 15.1% of all loans originated for investment. These loans are generally secured by property located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 25-30-year amortization period. In reaching a decision whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, business and global cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants, if applicable. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial real estate borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2018 was $842,000, and the largest outstanding balance at that date was $8.8 million.

Commercial Loans.  Commercial loans totaled $32.8 million at December 31, 2018, or 2.4% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate. Commercial loans originated for investment during the year ended December 31, 2018 totaled $6.2 million, or 1.6% of all loans originated.

Our commercial loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain collateral levels must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2018, the unadvanced portion of working capital lines of credit totaled $16.8 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.

A commercial business borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower. The average outstanding commercial loan at December 31, 2018 was $220,000 and the largest outstanding balance on that date was $6.5 million.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge-offs and sales during the years indicated.

	As of or for the Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Total gross loans receivable and held for sale at beginning of year	$1,441,710	$1,403,132	$1,281,450
Real estate loans originated for investment:
Residential
One- to four-family	126,601	117,747	78,045
Multi-family	123,107	108,380	118,072
Home equity	4,613	5,430	5,037
Construction and land	66,265	2,270	5,878
Commercial real estate	58,176	61,684	35,443
Total real estate loans originated for investment	378,762	295,511	242,475
Consumer loans originated for investment	142	80	-
Commercial loans originated for investment	6,221	19,610	11,692
Total loans originated for investment	385,125	315,201	254,167

Principal repayments	(297,162)	(197,623)	(185,020)
Transfers to real estate owned	(545)	(2,171)	(4,590)
Loan principal charged-off	(84)	(1,477)	(1,607)
Net activity in loans held for investment	87,334	113,930	62,950

Loans originated for sale	2,509,827	2,458,370	2,378,926
Loans sold	(2,518,107)	(2,533,722)	(2,320,194)
Net activity in loans held for sale	(8,280)	(75,352)	58,732
Total gross loans receivable and held for sale at end of year	$1,520,764	$1,441,710	$1,403,132

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

Exclusive of our mortgage banking operations, we retain in our portfolio all of the loans that we originate. At December 31, 2018, WaterStone Bank was not servicing any loan it originated and subsequently sold to unrelated third parties. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

Loan Approval Procedures and Authority.  WaterStone Bank’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by WaterStone Bank’s board of directors.  The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan, if applicable.  To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.

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

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,902	$4,677	$7,623	$13,888	$23,918
Multi-family	1,309	1,007	1,427	2,553	12,001
Home equity	201	107	344	437	445
Construction and land	-	-	-	239	401
Commercial real estate	125	251	422	460	947
Commercial	18	26	41	27	299
Consumer	-	-	-	-	-
Total non-accrual loans	6,555	6,068	9,857	17,604	38,011

Real estate owned
One- to four-family	163	1,330	2,141	4,610	10,896
Multi-family	-	-	-	209	2,210
Construction and land	3,327	4,582	5,082	5,262	5,400
Commercial real estate	300	300	300	300	300
Total real estate owned	3,790	6,212	7,523	10,381	18,806
Valuation allowance at end of period	(1,638)	(1,654)	(1,405)	(1,191)	(100)
Total real estate owned, net	2,152	4,558	6,118	9,190	18,706

Total non-performing assets	$8,707	$10,626	$15,975	$26,794	$56,817

Total non-accrual loans to total loans, net	0.48%	0.47%	0.84%	1.58%	3.47%
Total non-accrual loans to total assets	0.34%	0.34%	0.55%	1.00%	2.13%
Total non-performing assets to total assets	0.45%	0.59%	0.89%	1.52%	3.18%

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

The following table sets forth activity in our non-accrual loans for the years indicated.

	At and for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)

Balance at beginning of year	$6,068	$9,857	$17,604	$38,011	$50,961
Additions	3,147	3,149	3,114	10,165	21,585
Transfers to real estate owned	(545)	(2,171)	(4,590)	(15,580)	(16,645)
Charge-offs	(6)	(766)	(667)	(3,809)	(7,099)
Returned to accrual status	(777)	(2,716)	(4,183)	(5,824)	(4,470)
Principal paydowns and other	(1,332)	(1,285)	(1,421)	(5,359)	(6,321)
Balance at end of year	$6,555	$6,068	$9,857	$17,604	$38,011

Total non-accrual loans increased by $487,000, or 8.0%, to $6.6 million as of December 31, 2018 compared to $6.1 million as of December 31, 2017.  The ratio of non-accrual loans to total loans receivable was 0.48% at December 31, 2018 compared to 0.47% at December 31, 2017.  During the year ended December 31, 2018, $545,000 was transferred to real estate owned, $6,000 in loan principal was charged off, $1.3 million in principal payments were received and $777,000 in loans were returned to accrual status. Offsetting this activity, $3.1 million in loans were placed on non-accrual status during the year ended December 31, 2018.

Of the $6.6 million in total non-accrual loans as of December 31, 2018, $5.4 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.5 million in partial charge-offs have been recorded with respect to these loans as of December 31, 2018. Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a “non-performing” status and are disclosed as impaired loans.  In addition, specific reserves totaling $113,000 have been recorded as of December 31, 2018.  The remaining $1.1 million of non-accrual loans were reviewed on an aggregate basis and $224,000 in general valuation allowance was deemed necessary related to those loans as of December 31, 2018.  The $224,000 in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of December 31, 2018 totaled $1.9 million, which represents 28.6% of total non-accrual loans as of that date.  These five loans did not have any charge-offs or require any specific valuation allowances as of December 31, 2018.

For the year ended December 31, 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $497,000.  We received $376,000 of interest payments on such loans during the year ended December 31, 2018. Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more during the years ended December 31, 2018, 2017 or 2016.

Troubled Debt Restructurings.  The following table summarizes troubled debt restructurings by the Company’s internal risk rating.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$4,256	$5,035	$7,025	$14,436	$22,629
Watch	2,476	47	3,112	3,103	3,488
Total troubled debt restructurings	$6,732	$5,082	$10,137	$17,539	$26,117

Troubled debt restructurings totaled $6.7 million at December 31, 2018, compared to $5.1 million at December 31, 2017. At December 31, 2018, $6.2 million of troubled debt restructurings, or 91.9%, were performing in accordance with their restructured terms. All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the consolidated financial statements. Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

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

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	At December 31,
	2018		2017
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)

One- to four-family	$2,740	$844	$2,740	$1,156
Multi-family	-	372	-	815
Home equity	-	-	47	-
Construction and land	-	-	-	-
Commercial real estate	2,759	17	290	34
	$5,499	$1,233	$3,077	$2,005

The following table sets forth activity in our troubled debt restructurings for the years indicated.

	At or for the Year Ended December 31,
	2018		2017
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)
Balance at beginning of year	$3,077	$2,005	$6,154	$3,983
Additions	2,476	-	-	-
Change in accrual status	-	-	-	-
Charge-offs	-	-	-	-
Returned to contractual/market terms	(46)	-	(3,063)	(1,756)
Transferred to real estate owned	-	-	-	-
Principal paydowns and other	(8)	(772)	(14)	(222)
Balance at end of period	$5,499	$1,233	$3,077	$2,005

For the year ended December 31, 2018, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their contractual terms was $507,000.  We received $491,000 of interest payments on such loans during the year ended December 31, 2018. Interest payments received on non-accrual troubled debt restructurings are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

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

Loan Delinquency.  The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2018	2017
	(Dollars in Thousands)

Loans past due less than 90 days	$1,925	$1,878
Loans past due 90 days or more	5,025	3,974
Total loans past due	$6,950	$5,852

Total loans past due to total loans receivable	0.50%	0.45%

Past due loans increased by $1.1 million, or 18.8%, to $7.0 million at December 31, 2018 from $5.9 million at December 31, 2017.  Loans past due 90 days or more increased by $1.1 million, or 26.4%, during the year ended December 31, 2018 and loans past due less than 90 days increased by $47,000, or 2.5%.  The $1.1 million increase in loans past due 90 days or more was primarily due to an increase in the one- to four-family real estate loans of $318,000 and an increase in the multi family loans of $745,000 during the year ended December 31, 2018.

Potential Problem Loans.  We define potential problem loans as substandard loans which are still accruing interest.  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2018 and 2017 were $4.5 million and $5.5 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under generally accepted accounting principles.

Real Estate Owned.  Total real estate owned decreased by $2.4 million, or 52.8%, to $2.2 million at December 31, 2018, compared to $4.6 million at December 31, 2017.  During the year ended December 31, 2018, $545,000 was transferred from loans to real estate owned upon completion of foreclosure. During the same period, sales of real estate owned totaled $2.6 million. Write-downs totaled $309,000 during the year ended December 31, 2018.

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

We owned 12 properties at December 31, 2018, compared to 33 properties as of December 31, 2017 and 30 properties at December 31, 2016.  Habitable real estate owned is managed with the intent of attracting a lessee to generate revenue. Foreclosed properties are transferred to real estate owned at estimated net realizable value, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

Allowance for Loan Losses

We establish valuation allowances on loans that are deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.

We also establish valuation allowances based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. The appropriateness of the allowance for loan losses is reviewed and approved quarterly by the WaterStone Bank board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank board of directors.

Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. In addition, the Federal Deposit Insurance Corporation and the WDFI, as an integral part of their examination process, periodically review WaterStone Bank’s allowance for loan losses. Such regulators have the authority to require WaterStone Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their review or examination.

Any loan that is 90 or more days past due is placed on non-accrual and classified as a non-performing loan. A loan is classified as impaired when it is probable that we will be unable to collect all amounts due in accordance with the terms of the loan agreement. Non-performing loans are then evaluated and accounted for in accordance with generally accepted accounting principles.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Year
	Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)

Balance at beginning of year	$14,077	$16,029	$16,185	$18,706	$24,264
Provision (credit) for loan losses	(1,060)	(1,166)	380	1,965	1,150
Charge-offs:
Mortgage loans
One- to four-family	69	1,364	1,003	3,855	2,424
Multi-family	14	92	489	2,281	5,247
Home equity	1	-	112	72	191
Construction and land	-	14	3	84	496
Commercial real estate	-	7	-	45	199
Consumer	-	-	-	3	5
Commercial	-	-	-	-	293
Total charge-offs	84	1,477	1,607	6,340	8,855
Recoveries:
Mortgage loans
One- to four-family	159	293	811	649	1,833
Multi-family	89	208	152	992	189
Home equity	26	26	36	110	14
Construction and land	40	162	72	58	75
Commercial real estate	2	1	-	40	27
Consumer	-	1	-	5	6
Commercial	-	-	-	-	3
Total recoveries	316	691	1,071	1,854	2,147

Net (recoveries) charge-offs	(232)	786	536	4,486	6,708
Allowance at end of year	$13,249	$14,077	$16,029	$16,185	$18,706

Ratios:
Allowance for loan losses to non-performing loans at end of year	202.12%	231.99%	162.62%	91.94%	49.21%
Allowance for loan losses to loans outstanding at end of year	0.96%	1.09%	1.36%	1.45%	1.71%
Net (recoveries) charge-offs to average loans outstanding	(0.02%)	0.06%	0.05%	0.37%	0.55%
Current year provision (credit) for loan losses to net (recoveries) charge-offs	456.90%	(148.35%)	70.90%	43.80%	17.14%
Net (recoveries) charge-offs to beginning of the year allowance	(1.65%)	4.90%	3.31%	23.98%	27.65%

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

	At December 31,
	2018			2017			2016
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real Estate:
Residential
One- to four-family	$5,742	35.53%	43.34%	$5,794	34.03%	41.16%	$7,164	33.35%	44.69%
Multi-family	4,153	43.29%	31.35%	4,431	44.77%	31.48%	4,809	47.42%	30.00%
Home equity	325	1.45%	2.45%	356	1.64%	2.53%	364	1.85%	2.27%
Construction and land	400	0.97%	3.02%	949	1.54%	6.74%	1,016	1.54%	6.34%
Commercial real estate	2,126	16.35%	16.05%	1,881	15.16%	13.36%	1,951	13.53%	12.17%
Commercial	483	2.38%	3.65%	656	2.84%	4.66%	713	2.28%	4.45%
Consumer	20	0.03%	0.15%	10	0.02%	0.07%	12	0.03%	0.07%
Total allowance for loan losses	$13,249	100.00%	100.00%	$14,077	100.00%	100.00%	$16,029	100.00%	100.00%

	At December 31,
	2015			2014
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential
One- to four-family	$7,763	34.26%	47.96%	$9,877	37.62%	52.80%
Multi-family	5,000	49.08%	30.89%	5,358	47.70%	28.64%
Home equity	433	2.18%	2.68%	422	2.67%	2.26%
Construction and land	904	1.72%	5.59%	687	1.56%	3.67%
Commercial real estate	1,680	10.66%	10.38%	1,951	8.65%	10.43%
Commercial	396	2.07%	2.45%	403	1.78%	2.15%
Consumer	9	0.03%	0.06%	8	0.02%	0.04%
Total allowance for loan losses	$16,185	100.00%	100.00%	$18,706	100.00%	100.00%

All impaired loans meeting the criteria established by management are evaluated individually, based primarily on the value of the collateral securing each loan and the ability of the borrowers to repay according to the terms of the loans, or based upon an analysis of the present value of the expected future cash flows under the original contract terms as compared to the modified terms in the case of certain troubled debt restructurings.  Specific loss allowances are established as required by this analysis.  At least once each quarter, management evaluates the appropriateness of the balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio.  This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral and economic conditions in our immediate market area.  All loans for which a specific loss review is not required are segregated by loan type and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant including trends in non-performing loan balances, impaired loan balances, classified asset balances and the current economic environment.  The allowance is allocated to each category of loans based on the results of the above analysis.

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

At December 31, 2018, the allowance for loan losses was $13.2 million, compared to $14.1 million at December 31, 2017.  As of December 31, 2018, the allowance for loan losses to total loans receivable was 0.96% and  202.12% of non-performing loans, compared to 1.09%, and 231.99%, respectively at December 31, 2017.  The decrease in the allowance for loan losses during the year ended December 31, 2018 reflects a continued stabilization in the quality of the loan portfolio and continued improvement in the overall risk profile of the loan portfolio.

Net recoveries totaled $232,000, or 0.02% of average loans for the year ended December 31, 2018, compared to net charge-offs $786,000, or 0.06% of average loans for the year ended December 31, 2017.  The $1.0 million decrease in net charge-offs was primarily the result of a decrease in charge-offs in the one- to four-family loan category offset primarily by decreases in recoveries in the multi-family and construction and land loan categories.  Net charge-offs related to loans secured by one- to four-family residential loans decreased $1.2 million, or 108.4%, to $90,000 in net recoveries for year ended December 31, 2018, as compared to net charge-offs of $1.1 million for the year ended December 31, 2017. Partially offsetting the decrease, net recoveries related to loans secured by multi-family residential loans decreased $41,000, or 35.3%, to net recoveries of $75,000 for year ended December 31, 2018, as compared to net recoveries of $116,000 for the year ended December 31, 2017.  Net recoveries related to loans secured by construction and land loans decreased $108,000, or 73.0%, to net recoveries of $40,000 for year ended December 31, 2018, as compared to recoveries of $148,000 for the year ended December 31, 2017.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate single-family residential mortgage loans for sale in the secondary market through Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originated $2.60 billion in mortgage loans held for sale during the year ended December 31, 2018, which was an increase of $52.2 million, or 2.0%, from the $2.55 billion originated during the year ended December 31, 2017.   The increase in loan production volume was driven by a 4.1% increase in mortgage purchase products partially offset by a 14.0% decrease in refinance products.  Total mortgage banking income decreased $6.7 million, or 5.5%, to $115.4 million during the year ended December 31, 2018 compared to $122.1 million during the year ended December 31, 2017. The decrease in total mortgage banking income is due in part to a decrease in margin of approximately 7.9% for the year ended December 31, 2018 compared to December 31, 2017. We sell loans on both a servicing-released and a servicing retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 90.6% of total originations during the year ended December 31, 2018, compared to 88.8% of total originations during the year ended December 31, 2017.  The mix of loan type trended towards more conventional loans and less governmental loans comprising 69.7% and 30.3% of all loan originations, respectively, during the year ended December 31, 2018, compared to 64.5% and 35.5% of all loan originations, respectively, during the year ended December 31, 2017.

Investment Activities

Wauwatosa Investments, Inc. is WaterStone Bank’s investment subsidiary headquartered in the State of Nevada.  Wauwatosa Investments, Inc. manages the back office function for WaterStone Bank’s investment portfolio. Our Chief Financial Officer and Treasury Officer are responsible for executing purchases and sales in accordance with our investment policy and monitoring the investment activities of Wauwatosa Investments, Inc. The investment policy is reviewed annually by management and changes to the policy are recommended to and subject to the approval of our board of directors. Authority to make investments under the approved investment policy guidelines is delegated by the board to designated employees. While general investment strategies are developed and authorized by management, the execution of specific actions rests with the Chief Financial Officer and Treasury Officer who may act jointly in performing security trades. The Chief Financial Officer and Treasury Officer are responsible for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment. The Chief Financial Officer and the Treasury Officer are authorized to execute investment transactions (purchases and sales) without the prior approval of the board provided they are within the scope of the established investment policy.

Our investment policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions are based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.

 Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the year ended December 31, 2018, no investment securities were sold. During the year ended December 31, 2017, one municipal security with a total book value of $555,000 was sold at a loss of $107,000.  During the year ended December 31, 2016, no investment securities were sold.

Available for Sale Portfolio

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

At December 31, 2018, mortgage-backed securities totaled $41.6 million. The mortgage-backed securities portfolio had a weighted average yield of 2.58% and a weighted average remaining life of 4.2 years at December 31, 2018. The estimated fair value of our mortgage-backed securities portfolio at December 31, 2018 was $474,000 less than the amortized cost of $42.1 million. Mortgage-backed securities valued at $1.8 million were pledged as collateral for mortgage banking activities as of December 31, 2018. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest. The relatively short weighted average remaining life of our mortgage-backed security portfolio mitigates our potential risk of loss in a rising interest rate environment.

At December 31, 2018, collateralized mortgage obligations totaled $75.0 million. At December 31, 2018, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.  The collateralized mortgage obligations portfolio had a weighted average yield of 2.65% and a weighted average remaining life of 3.2 years at December 31, 2018. The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2018 was $968,000 less than the amortized cost of $75.9 million. Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest. The relatively short weighted average remaining life of our collateralized mortgage obligation portfolio mitigates our potential risk of loss in a rising interest rate environment.

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our investment policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  We regularly monitor the credit quality of this portfolio.  At December 31, 2018, our municipal obligations portfolio totaled $55.9 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 2.37% at December 31, 2018, with a weighted average remaining life of 5.2 years.  The estimated market value of our municipal obligations bond portfolio at December 31, 2018 was $706,000 more than the amortized cost of $55.2 million.

As of December 31, 2018, the Company identified one municipal security that was deemed to be other-than-temporarily impaired.  The security was issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company’s analysis of the security in this municipality resulted in $77,000 in credit losses that were charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of December 31, 2018, the remaining impaired bond had an amortized cost of $116,000 and a total life-to-date impairment of $94,000.

Other Debt Securities.  As of December 31, 2018, we held other debt securities with a fair value of $13.2 million and amortized cost of $15.0 million.  Other debt securities consist of corporate bonds. The weighted average yield on this portfolio was 3.56% at December 31, 2018, with a weighted average remaining life of 7.8 years.  We regularly monitor the credit quality of this portfolio.

  Investment Securities Portfolio.

The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Securities available for sale:

Mortgage-backed securities	$42,105	$41,631	$57,351	$57,435	$72,858	$73,413
Collateralized mortgage obligations
Government sponsored enterprise issued	75,923	74,955	61,313	60,500	62,297	62,002
Government sponsored enterprise bonds	-	-	2,500	2,497	2,500	2,503
Municipal obligations	55,242	55,948	62,516	63,769	70,311	70,696
Other debt securities	15,002	13,186	15,005	14,525	17,399	16,950
Certificates of deposit	-	-	980	981	1,225	1,231
Total securities available for sale	$188,272	$185,720	$199,665	$199,707	$226,590	$226,795

The following table sets forth, by issuer, the amortized cost and estimated fair value of our investments in a single issuer, as of December 31, 2018, that exceeded 10% of our stockholders’ equity as of that date.

	At December 31, 2018
	Amortized Cost	Fair Value
	(In Thousands)

Fannie Mae	$68,187	$67,196
Freddie Mac	41,821	41,527

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2018 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Securities available for sale:
Mortgage-backed securities	$373	4.77%	$33,339	2.44%	$2,463	2.56%	$5,930	3.25%	$42,105	2.58%
Collateralized mortgage obligations
Government sponsored enterprise issued	152	2.90%	69,772	2.66%	5,999	2.53%	-	-	75,923	2.65%
Municipal obligations	1,990	1.61%	20,891	1.96%	31,754	2.65%	607	4.35%	55,242	2.37%
Other debt securities	5,002	2.70%	-	0.00%	-	-	10,000	4.00%	15,002	3.56%
Total securities available for sale	$7,517	2.51%	$124,002	2.48%	$40,216	2.62%	$16,537	3.74%	$188,272	2.63%
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

Deposits.  A majority of our depositors are persons or businesses who work, reside, or are located in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. As of December 31, 2018, certificates of deposit comprised 70.9% of total customer deposits, and had a weighted average cost of 2.01% on that date. Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Development of our branch network and expansion of our commercial products and services and aggressively seeking lower cost savings, checking and money market accounts are expected to result in decreased reliance on higher-cost certificates of deposit.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2018 and December 31, 2017, $735.9 million and $689.0 million of our deposit accounts were certificates of deposit, of which $472.5 million and $587.3 million, respectively, had maturities of one year or less.

Deposits increased by $71.1 million, or 7.4%, from December 31, 2017 to December 31, 2018. The increase in deposits was the result of a $46.9 million, or 6.8% increase in time deposits and a $24.2 million, or 8.7%, increase in total transaction accounts.  The Company had no deposits obtained directly from brokers as of December 31, 2018 and December 31, 2017.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2018			2017			2016
		Average	Ending Weighted		Average	Ending Weighted		Average	Ending Weighted
	Average	Cost of	Average	Average	Cost of	Average	Average	Cost of	Average
	Balance	Funds	Yield	Balance	Funds	Yield	Balance	Funds	Yield
	(Dollars in Thousands)
Deposit type:
Demand deposits	$96,648	0.00%	0.00%	$89,785	0.00%	0.00%	$76,016	0.00%	0.00%
NOW accounts	37,388	0.09%	0.07%	36,716	0.08%	0.08%	34,659	0.05%	0.05%
Savings	58,454	0.04%	0.04%	62,016	0.04%	0.04%	60,084	0.04%	0.04%
Money market	95,306	0.60%	0.38%	92,519	0.40%	0.31%	92,418	0.39%	0.41%
Total transaction accounts	287,796	0.22%	0.16%	281,036	0.15%	0.12%	263,177	0.15%	0.16%

Certificates of deposit	709,102	1.55%	2.01%	671,982	1.09%	1.31%	674,310	1.03%	1.03%
Total deposits	$996,898	1.17%	1.48%	$953,018	0.81%	0.97%	$937,487	0.79%	0.77%

At December 31, 2018, the aggregate balance of certificates of deposit of $100,000 or more was approximately $289.5 million. The following table sets forth the maturity of those certificates at December 31, 2018.

(In Thousands)
Due in:
Three months or less	$23,194
Over three months through six months	61,701
Over six months through 12 months	103,851
Over 12 months	100,707

Total	$289,453

Borrowings.  Our borrowings at December 31, 2018 consisted of $430.0 million in advances from the Federal Home Loan Bank of Chicago and $5.0 million outstanding balance in short-term repurchase agreements used to finance loans held for sale. The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2018	2017	2016
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of year	$435,046	$386,285	$387,155
Weighted average interest rate at the end of year	2.01%	1.57%	2.27%
Maximum amount of borrowings outstanding at any month end during the year	$451,132	$498,103	$414,745
Average balance outstanding during the year	$427,301	$403,163	$381,803
Weighted average interest rate during the year	1.85%	2.14%	3.39%

Personnel

As of December 31, 2018, we had 888 full-time equivalent employees.  A total of 178 are WaterStone Bank employees and 710 are employees of Waterstone Mortgage Corporation.  Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

Supervision and Regulation

General

WaterStone Bank is a stock savings bank organized under the laws of the State of Wisconsin. The lending, investment, and other business operations of WaterStone Bank are governed by Wisconsin law and regulations, as well as applicable federal law and regulations, and WaterStone Bank is prohibited from engaging in any operations not authorized by such laws and regulations. WaterStone Bank is subject to extensive regulation, supervision and examination by the WDFI and by the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders.  WaterStone Bank also is regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters.  WaterStone Bank also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

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

Intrastate and Interstate Merger and Branching Activities

Wisconsin Law and Regulation. Any Wisconsin savings bank meeting certain requirements may, upon approval of the WDFI, establish one or more branch offices in the state of Wisconsin and the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, and Ohio. In addition, upon WDFI approval, a Wisconsin savings bank may establish a branch office in any other state as the result of a merger or consolidation.

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

Loans and Investments

Wisconsin Law and Regulations.  Under Wisconsin law and regulation, WaterStone Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Wisconsin savings banks also may lend funds on a secured or unsecured basis for business, commercial or agricultural purposes, provided the total of all such loans does not exceed 20% of the savings bank’s total assets, unless the WDFI authorizes a greater amount. Loans are subject to certain other limitations, including percentage restrictions based on total assets.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions. At December 31, 2018, WaterStone Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

In addition, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2018, WaterStone Bank maintained 84.9% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

Federal Law and Regulation. Federal Deposit Insurance Corporation regulations also govern the equity investments of WaterStone Bank and, notwithstanding Wisconsin law and regulations, Federal Deposit Insurance Corporation regulations prohibit WaterStone Bank from making certain equity investments and generally limit WaterStone Bank’s equity investments to those that are permissible for national banks and their subsidiaries. Under Federal Deposit Insurance Corporation regulations, WaterStone Bank must obtain prior Federal Deposit Insurance Corporation approval before directly, or indirectly through a majority-owned subsidiary, engaging “as principal” in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks that meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including certain real estate and securities activities conducted through subsidiaries. The Federal Deposit Insurance Corporation will not approve an activity that it determines presents a significant risk to the Federal Deposit Insurance Corporation insurance fund. The current activities of WaterStone Bank and its subsidiaries are permissible under applicable federal regulations.

Loans to, and other transactions with, affiliates of WaterStone Bank, such as Waterstone Financial, are restricted by the Federal Reserve Act and regulations issued by the Federal Reserve Board thereunder. See “—Transactions with Affiliates and Insiders” below.

Lending Standards

Wisconsin Law and Regulation.  Wisconsin law and regulations issued by the WDFI impose on Wisconsin savings banks certain fairness in lending requirements and prohibit savings banks from discriminating against a loan applicant based upon the applicant’s physical condition, developmental disability, sex, marital status, race, color, creed, national origin, religion or ancestry.

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

Although no supervisory loan-to-value limit has been established for permanent mortgages on owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

Deposits

Wisconsin Law and Regulation.  Under Wisconsin law, WaterStone Bank is permitted to establish deposit accounts and accept deposits. WaterStone Bank’s board of directors, or its designee, determines the rate and amount of interest to be paid on or credited to deposit accounts subject to Federal Deposit Insurance Corporation limitations.

Deposit Insurance

Wisconsin Law and Regulation.  Under Wisconsin law, WaterStone Bank is required to obtain and maintain insurance on its deposits from a deposit insurance corporation. The deposits of WaterStone Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation.

Federal Law and Regulation.  WaterStone Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $250,000.

The Federal Deposit Insurance Corporation imposes an assessment against all insured depository institutions. An institution's assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with less risky institutions paying lower rates.  Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution's total assets less tangible capital.  The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.  The existing system represents a change, required by the Dodd-Frank Act, from  the Federal Deposit Insurance Corporation’s prior practice of basing the assessment on an institution's aggregate deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020.  The Federal Deposit Insurance Corporation indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.14 basis points of total assets less tangible capital.

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At December 31, 2018 and 2017, WaterStone Bank’s capital to assets ratio, as calculated under Wisconsin law, was 20.01% and 21.44%, respectively.

Federal Law and Regulation. Federal regulations require Federal Deposit Insurance Corporation insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).  WaterStone Bank exercised its AOCI opt-out election.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 until fully implemented at 2.5% on January 1, 2019.
In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank’s exposure to interest rate risk.  The Federal Deposit Insurance Corporation has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital level is, or is likely to become, inadequate in light of particular circumstances.

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish a “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets.  Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements.  The federal regulators have issued a proposed rule that would set the ratio at 9%.
Safety and Soundness Standards

Each federal banking agency, including the Federal Deposit Insurance Corporation, has adopted guidelines establishing general standards relating to internal controls, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits, and information security. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, a bank is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leveraged capital ratio of 4.0% or more and a common equity Tier 1 ratio of 4.5% or more, and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 4.5%; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0% and a Tier 1 risk-based capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

The Federal Deposit Insurance Corporation may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings bank is required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank may be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

At December 31, 2018, WaterStone Bank was considered well-capitalized with a common equity Tier 1 ratio of 26.05%, Tier 1 leverage ratio of 20.08%, a Tier 1 risk-based ratio of 26.05% and a total risk based capital ratio of 26.95%.

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

The Federal Deposit Insurance Corporation has the authority to prohibit WaterStone Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of WaterStone Bank. Institutions may not pay dividends if they would be “undercapitalized” following payment of the dividend within the meaning of the prompt corrective action regulations.

Information with respect to regulation regarding dividends declared and paid by Waterstone Financial is disclosed under "Holding Company Dividends."

Liquidity and Reserves
Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At December 31, 2018, WaterStone Bank’s Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the United States Government, United States Government agencies, or the state of Wisconsin or a subdivision thereof, and cash. At December 31, 2018, WaterStone Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2017, a depository institution was required to maintain average daily reserves equal to 3% on the first $115.1 million of transaction accounts, plus 10% of that portion of total transaction accounts in excess of $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) was exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve Board and increased to a threshold of $122.3 million and an exemption of $16.0 million for 2018. Savings institutions have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. As of December 31, 2018, WaterStone Bank met its Regulation D reserve requirements.

Transactions with Affiliates and Insiders

Wisconsin Law and Regulation. Under Wisconsin law, a savings bank may not make a loan to a person owning 10% or more of its stock, an affiliated person (including a director, officer, the spouse of either and a member of the immediate family of such person who is living in the same residence), agent, or attorney of the savings bank, either individually or as an agent or partner of another, except as under the rules of the WDFI and regulations of the Federal Deposit Insurance Corporation. In addition, unless the prior approval of the WDFI is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a shareholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% shareholder has a direct or indirect interest.

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

An affiliate of a savings bank is any company or entity that controls, is controlled by or is under common control with the savings bank. A subsidiary of a savings bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the savings bank for the purposes of Sections 23A and 23B; however, the Federal Deposit Insurance Corporation has the discretion to treat subsidiaries of a savings bank as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans and other extensions of credit by a savings bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral. In addition, any affiliate transaction by a savings bank must be on terms that are substantially the same, or at least as favorable, to the savings bank as those that would be provided to a non-affiliate, and be consistent with safe and sound banking practices.

A savings bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, (which is generally 15% of capital and surplus).  Aggregate loans by a savings bank to its insiders and insiders’ related interests in the aggregate may not exceed the savings bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the greater of $25,000 or 2.5% of the savings bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability.

An exception to the requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank. Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences. Effective April 1, 2006, this program was discontinued for new loan originations. Under the terms of the discontinued program, the employee interest rate is based on the Bank’s cost of funds on December 31st of the immediately preceding year and is adjusted annually. At December 31, 2018, the rate of interest on an employee rate mortgage loan was 1.06%, compared to the weighted average rate of 4.51% on all single family mortgage loans. This rate increased to 1.62% effective March 1, 2019. Employee rate mortgage loans totaled $1.1 million, or 0.3%, of our residential mortgage loan portfolio on December 31, 2018.

Transactions between Bank Customers and Affiliates

Wisconsin savings banks, such as WaterStone Bank, are subject to the prohibitions on certain tying arrangements. Subject to certain exceptions, a savings bank is prohibited from extending credit to or offering any other service to a customer, or fixing or varying the consideration for such extension of credit or service, on the condition that such customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

Examinations and Assessments

WaterStone Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC.   Federal regulations require annual on-site examinations for all depository institutions except certain well-capitalized and highly rated institutions with assets of less than $3 billion which are examined every 18 months.  WaterStone Bank is required to pay examination fees and annual assessments to fund its supervision.

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

Community Reinvestment Act

Under the Community Reinvestment Act, WaterStone Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Federal Deposit Insurance Corporation, in connection with its examination of WaterStone Bank, to assess WaterStone Bank’s record of meeting the credit needs of its community and to take that record into account in the Federal Deposit Insurance Corporation’s evaluation of certain applications by WaterStone Bank. For example, the regulations specify that a bank’s Community Reinvestment Act performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, WaterStone Bank was rated “satisfactory” with respect to its Community Reinvestment Act compliance.

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

WaterStone Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $19.4 million at December 31, 2018.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At December 31, 2018, WaterStone Bank had $430.0 million in advances from the Federal Home Loan Bank of Chicago.

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

As a savings and loan holding company, Waterstone Financial’s activities are limited to those activities permissible by law for financial holding companies (if Waterstone Financial makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity.  Such activities include lending and other activities permitted for bank holding companies, insurance and underwriting equity securities.  Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation.

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

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements, although bank holding companies have been. Legislation enacted in May 2018 required the Federal Reserve Board to raise the asset size threshold of its “small holding company” exception to the applicability of consolidated holding company capital requirements from $1 billion.  That change became effective in August 2018.  Consequently, holding companies with less than $3 billion of consolidated assets, such as Waterstone Financial, are generally not subject to the requirements unless otherwise advised by the Federal Reserve Board.  Waterstone Financial’s consolidated capital exceeded the minimum requirements as of December 31, 2018.

The Dodd-Frank Act extended the "source of strength" doctrine to savings and loan holding companies. The Federal Reserve Board promulgated regulations implementing the "source of strength" policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a proposed dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Waterstone Financial to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Holding Company Dividends

Waterstone Financial will not be permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established by Waterstone Financial in connection with the conversion.  The source of dividends will depend on the net proceeds retained by Waterstone Financial and earnings thereon, and dividends from WaterStone Bank.  In addition, Waterstone Financial will be subject to relevant state corporate law limitations and federal bank regulatory policy on the payment of dividends. Maryland law, which is the state of Waterstone Financial's incorporation, generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

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

Shares of common stock purchased by persons who are not affiliates of Waterstone Financial may be resold without registration. Shares purchased by an affiliate of Waterstone Financial are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Waterstone Financial meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Waterstone Financial that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Waterstone Financial, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Waterstone Financial may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Waterstone Financial unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Waterstone Financial, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2018, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Waterstone Financial is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2018, our total federal pre-base year bad debt reserve was approximately $16.7 million.

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

The Company is no longer subject to state income tax examinations by certain state tax authorities for years before 2014.

As a Maryland business corporation, Waterstone Financial is required to file an annual report and pay franchise taxes to the state of Maryland.

Item 1A.   Risk Factors

An investment in our securities is subject to risks inherent in our business and the industry in which we operate. Before making an investment decision, you should carefully consider the risks and uncertainties described below and all other information included in this report. The risks described below may adversely affect our business, financial condition and operating results. In addition to these risks and the other risks and uncertainties described in Item 1, “Business-Forward Looking Statements” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” there may be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. The value or market price of our securities could decline due to any of these identified or other risks. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as WaterStone Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, paying dividends, acquiring other financial institutions or establishing new branches.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

We continue to focus on originating commercial business, commercial real estate and multi-family residential real estate loans. These types of loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans. Commercial business loans may expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial business and commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate loans as repayment is generally dependent upon the successful operation of the borrower’s business. Also, the collateral underlying commercial business loans may fluctuate in value. Some of our commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. Multi-family residential real estate and commercial real estate loans involve increased risk because repayment is dependent on income being generated in amounts sufficient to cover property maintenance and debt service. In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

Consumers may decide to use alternative options to complete financial transactions.

Technology is allowing parties to complete financial transactions through alternative methods that historically have involved banks. Consumers can now easily access historically banking needs through online banking accounts, brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete certain transactions without the assistance of banks.

The removal of banking with financial transactions could result in the loss of customer loans, customer deposits, and the related fee income generated from those loans and deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

A protracted government shutdown may result in reduced loan originations and related gains on sale and could negatively affect our financial condition and results of operations.

Our mortgage banking operations provide a significant portion of our non-interest income.  During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans.  Some of the loans we originate are sold directly to government agencies, and some of these sales may be unable to be consummated during the shutdown.  In addition, we believe that some borrowers may determine not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income.   A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services.
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

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

●	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
●	interest-only payments;
●	negative-amortization; and
●	terms longer than 30 years

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.”

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

Changes in economic conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

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

Any litigation or regulatory proceeding could entail substantial costs and divert management’s attention away from our operations, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

We are currently a defendant in two class action lawsuits alleging that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act. Although we intend to vigorously defend our interests in this matter and pursue all possible defenses against the claims, we may ultimately be required to pay significant damages and attorney fees, which would adversely affect our financial condition and results of operations. See Item 3, “Legal Proceedings,” for more information.

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions.  During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations.  While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

We may be required to transition from the use of LIBOR in the future.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021.  The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere.  At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings.  Our adjustable-rate [mortgage] loans are generally tied to the LIBOR.  If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

Risks associated with system failures, interruptions, or breaches of cybersecurity could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits and loans. We have established policies and procedures to prevent or limit the effect of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we take numerous protective measures and otherwise endeavor to protect and maintain the privacy and security of confidential data, these systems may be vulnerable to unauthorized access, computer viruses, other malicious code, cyber-attacks, cyber-theft and other events that could have a security impact. If one or more of such events were to occur, this potentially could jeopardize confidential and other information processed and stored in, and transmitted through, our systems or otherwise cause interruptions or malfunctions in our or our customers' operations.

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

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny, or expose us to litigation and possible financial liability. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully covered by our insurance. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

 Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

●	difficulty in estimating the value of the target company;
●	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
●	potential exposure to unknown or contingent tax or other liabilities of the target company;
●	exposure to potential asset quality problems of the target company;
●	potential volatility in reported income associated with goodwill impairment losses;
●	difficulty and expense of integrating the operations and personnel of the target company;
●	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;
●	potential disruption to our business;
●	potential diversion of our management’s time and attention;
●	the possible loss of key employees and customers of the target company; and
●	potential changes in banking or tax laws or regulations that may affect the target company.
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

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

We operate from our corporate center, our 11 full-service banking offices, our drive-through office and 11 automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin. In addition, we operate a loan production office in Minneapolis, Minnesota. The net book value of our premises, land, equipment and leasehold improvements was $24.5 million at December 31, 2018. The following table sets forth information with respect to our corporate center and our full-service banking offices as of December 31, 2018.

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

Commercial Real Estate Loan Production Office (1) 333 Washington Avenue North Suite 304 Minneapolis, Minnesota 55401
(1)	Leased property

In addition to our banking offices, as of December 31, 2018, Waterstone Mortgage Corporation had 11 offices in each of Wisconsin and Florida, eight offices in each of Pennsylvania and New Mexico,  six offices in Minnesota, four offices in Ohio and Texas, three offices in Michigan, two offices in each of Arizona, California, Illinois, Iowa, Maryland, New Hampshire, Oregon, and Virginia, and one office in each of Colorado, Delaware, Georgia, Idaho, Nebraska, North Carolina and Oklahoma.

Item 3.   Legal Proceedings

WaterStone Bank and its wholly owned subsidiary, Waterstone Mortgage Corporation are involved in various legal actions arising in the normal course of business, including the proceedings specifically discussed below.  While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing us in such proceedings, that the resolution of these proceedings will not have a material adverse effect on our consolidated financial position or results of operation.

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

On December 28, 2018, Plaintiff filed her post-remand brief. In it, Plaintiff asks the Court to reaffirm the arbitration award entered by Arbitrator Pratt in full. Alternatively, she asked the Court to affirm her individual damage award and the awards of 123 other opt-ins whose arbitration agreements permit joinder or class actions. Lastly, Plaintiff asked the Court to have 154 opt-ins intervene and file an amended complaint for individual relief in court. Waterstone opposed the motion on January 28, 2019, and asked the Court to vacate the prior Final Award in full because Herrington’s arbitration agreement only allows for individual arbitration. Plaintiff filed its reply on February 14, 2019.

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

On July 23, 2018, Waterstone filed a motion for partial summary judgment on the claims. It sought to (1) dismiss the time-barred claims of 4 opt-ins and (2) dismiss all other opt-ins due to the denial of conditional certification. In response, all but Werner and Wiesneski filed motions to withdraw their consents to join the case. The Court denied the summary judgment motion on the basis that it was moot due to the opt-in plaintiffs voluntarily dismissing their case.

On October 17, 2018, Werner and Wiesneski asked the Court to send their claims to arbitration. On December 13, 2018, the Court denied the request, finding they had waived their right to arbitrate based on litigating the case in Court for over a year. Thus, the case remained in Court as a two-Plaintiff case.

As of February 2019, the parties have reached a settlement in principle to resolve the claims.  The amount of the settlement would not have a material impact to the financial statements.  The parties are working on finalizing the terms of settlement.

Item 4.   Mine Safety Disclosures

Not applicable

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Our shares of common stock are traded on the NASDAQ Global Select Market® under the symbol WSBF.  The approximate number of shareholders of record of Waterstone common stock as of February 28, 2019 was 1,400.  On that same date there were 28,088,739 shares of common stock issued and outstanding.

Following are the Company's monthly common stock repurchases during the fourth quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
October 1, 2018 - October 31, 2018	231,700	$16.84	231,700	157,600
November 1, 2018 - November 30, 2018	105,300	16.57	105,300	943,400
December 1, 2018 - December 31, 2018	250,700	16.36	250,700	692,700

Total	587,700	$16.59	587,700	692,700

(a) On November 8, 2018, the Board of Directors terminated its existing repurchase plan and authorized the repurchase of 1,000,000 shares of common stock.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the SNL Thrift NASDAQ Index and the Russell 2000. The graph assumes $100 was invested on December 31, 2013, in Waterstone Financial, Inc. common stock and each of those indices.

Waterstone Financial, Inc.

Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Waterstone Financial, Inc.	100.00	131.76	143.45	190.42	185.82	193.27
SNL Thrift NASDAQ index	100.00	110.75	126.56	160.91	159.37	139.09
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09

Item 6.   Selected Financial Data

The summary financial information presented below is derived in part from the Company’s audited financial statements, although the table itself is not audited. The following data should be read together with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

	At or for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(In Thousands, except per share amounts)

Selected Financial Condition Data:
Total assets	$1,915,381	$1,806,401	$1,790,619	$1,762,729	$1,783,380
Cash and cash equivalents	86,101	48,607	47,217	100,471	172,820
Securities available for sale	185,720	199,707	226,795	269,658	273,443
Loans held for sale	141,616	149,896	225,248	166,516	125,073
Loans receivable	1,379,148	1,291,814	1,177,884	1,114,934	1,094,990
Allowance for loan losses	13,249	14,077	16,029	16,185	18,706
Loans receivable, net	1,365,899	1,277,737	1,161,855	1,098,749	1,076,284
Real estate owned, net	2,152	4,558	6,118	9,190	18,706
Deposits	1,038,495	967,380	949,411	893,361	863,960
Borrowings	435,046	386,285	387,155	441,203	434,000
Total shareholders' equity	399,679	412,104	410,690	391,930	450,237

Selected Operating Data:
Interest income	$73,700	$67,095	$63,736	$61,963	$63,634
Interest expense	19,523	16,362	20,292	23,119	22,327
Net interest income	54,177	50,733	43,444	38,844	41,307
Provision for loan losses	(1,060)	(1,166)	380	1,965	1,150
Net interest income after provision for loan losses	55,237	51,899	43,064	36,879	40,157
Noninterest income	118,199	124,413	126,365	104,474	84,568
Noninterest expense	133,156	131,879	127,435	115,534	104,818
Income before income taxes	40,280	44,433	41,994	25,819	19,907
Provision for income taxes	9,526	18,469	16,462	9,249	7,175

Net income	$30,754	$25,964	$25,532	$16,570	$12,732

Per common share:
Income per share - basic	$1.12	$0.95	$0.94	$0.57	$0.38
Income per share - diluted	$1.11	$0.93	$0.93	$0.56	$0.38
Book value	$14.04	$13.97	$13.95	$13.33	$13.08
Dividends declared	$0.98	$0.98	$0.33	$0.20	$0.20

	At or for the Year Ended December 31,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	1.64%	1.43%	1.45%	0.94%	0.71%
Return on average equity	7.60	6.32	6.33	3.99	2.89
Interest rate spread (1)	2.75	2.69	2.27	1.91	2.03
Net interest margin (2)	3.09	3.00	2.64	2.36	2.44
Noninterest expense to average assets	7.12	7.29	7.24	6.58	5.82
Efficiency ratio (3)	77.25	75.30	75.05	80.61	83.27
Average interest-earning assets to average interest-bearing liabilities	130.14	131.86	130.56	131.54	139.98
Dividend payout ratio (4)	87.50	103.16	27.66	35.20	52.48

Capital Ratios:
Waterstone Financial, Inc.:
Equity to total assets at end of period	20.87%	22.81%	22.94%	22.23%	25.25%
Average equity to average assets	21.63	22.70	22.90	23.62	24.51
Total capital to risk-weighted assets	28.22	30.75	32.23	33.41	41.25
Tier 1 capital to risk-weighted assets	27.32	29.74	31.02	32.16	39.99
Common equity tier 1 capital to risk-weighted assets	27.32	29.74	31.02	32.16	N/A
Tier 1 capital to average assets	21.06	22.43	23.20	22.20	24.80
WaterStone Bank:
Total capital to risk-weighted assets	26.95	28.93	29.50	30.92	31.98
Tier I capital to risk-weighted assets	26.05	27.92	28.29	29.67	30.73
Common equity tier 1 capital to risk-weighted assets	26.05	27.92	28.29	29.67	N/A
Tier I capital to average assets	20.08	21.10	21.17	20.45	19.04

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.96%	1.09%	1.36%	1.45%	1.71%
Allowance for loan losses as a percent of non-performing loans	202.12	231.99	162.62	91.94	49.21
Net (recoveries) charge-offs to average outstanding loans during the period	(0.02)	0.06	0.05	0.37	0.55
Non-performing loans as a percent of total loans	0.48	0.47	0.84	1.58	3.47
Non-performing assets as a percent of total assets	0.45	0.59	0.89	1.52	3.18

Other Data:
Number of full-service banking offices	11	11	11	11	9
Number of full-time equivalent employees	888	927	895	770	731

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
N/A - Not applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the years ended December 31, 2018, 2017, and 2016 and the financial condition as of December 31, 2018 compared to the financial condition as of December 31, 2017.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the years ended December 31, 2018, 2017, and 2016, which focuses on noninterest income and noninterest expenses.  We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.

Allowance for Loan Losses. WaterStone Bank establishes valuation allowances on loans deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that WaterStone Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral (specific component).  The Company recognizes the change in present value of expected future cash flows on impaired loans attributable to the passage of time as bad debt expense.  On an ongoing basis, at least quarterly for financial reporting purposes, the fair value of collateral dependent impaired loans and real estate owned is determined or reaffirmed by the following procedures:

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

WaterStone Bank also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the credit portfolio (general component). The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. Charge-offs approximate the amount by which the outstanding principal balance exceeds the estimated net realizable value of the underlying collateral. The appropriateness of the allowance for loan losses is reviewed and approved quarterly by the WaterStone Bank Board of Directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank Board of Directors.

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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods.  Examples of negative evidence may include cumulative losses in a current year and prior two years and general business and economic trends.

Positions taken in the Company’s tax returns are subject to challenge by the taxing authorities upon examination. The benefit of uncertain tax positions are initially recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

Fair Value Measurements.  The Company determines the fair value of its assets and liabilities in accordance with ASC 820. ASC 820 establishes a standard framework for measuring and disclosing fair value under generally accepted accounting principles. A number of valuation techniques are used to determine the fair value of assets and liabilities in the Company’s financial statements. The valuation techniques include quoted market prices for investment securities, appraisals of real estate from independent licensed appraisers and other valuation techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the valuation results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment are recognized in the income statement under the framework established by generally accepted accounting principles.

Recent Accounting Pronouncements.  Refer to Note 1 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

Comparison of Consolidated Waterstone Financial, Inc. Financial Condition at December 31, 2018 and at December 31, 2017

Total Assets.  Total assets increased by $109.0 million, or 6.0%, to $1.92 billion at December 31, 2018 from $1.81 billion at December 31, 2017.  The increase in total assets primarily reflects an increase in cash and cash equivalents and loans receivable, partially offset by a decrease in securities available for sale and loans held for sale. Funding needed for loan originations was provided by deposit growth and additional long-term FHLB debt in 2018.

Cash and Cash Equivalents.  Cash and cash equivalents increased $37.5 million to $86.1 million at December 31, 2018 from $48.6 million at December 31, 2017.  The increase in cash and cash equivalents primarily reflects increases in deposits and long-term FHLB borrowings along with the decrease in securities available for sale and loans held for sale. Offsetting those increases to cash and cash equivalents, we used cash to fund loans held for investment, pay dividends, and repurchase shares since December 31, 2017.

Securities Available for Sale. Securities available for sale decreased by $14.0 million to $185.7 million at December 31, 2018 from $199.7 million at December 31, 2017.  The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases during the year.

Loans Held for Sale.  Loans held for sale decreased $8.3 million, or 5.5%, to $141.6 million at December 31, 2018 from $149.9 million at December 31, 2017.  The decrease was related to the timing of the fourth quarter fundings and sales to investors, as volumes at the mortgage banking segment remained relatively flat.

Loans Receivable.  Loans receivable held for investment increased $87.3 million, or 6.8%, to $1.38 billion at December 31, 2018. The increase in total loans receivable was primarily attributable to increases in the one- to four-family, multi-family, and commercial real estate loan categories.   Offsetting those increases, the home equity, construction and land, commercial, and consumer categories decreased.

Allowance for Loan Losses.  The allowance for loan losses decreased $828,000 to $13.2 million at December 31, 2018 from $14.1 million at December 31, 2017.  The decrease resulted from a negative provision for 2018 due to continued improvement of key loan quality metrics decreasing the allowance related to the loans collectively and specifically reviewed. The overall decrease was primarily related to the multi-family, construction and land, and commercial categories offset slightly by an increase to the commercial real estate category.  See Note 3 for further discussion on the allowance for loan losses.

Federal Home Loan Bank Stock. Total Federal Home Loan Bank stock increased $2.5 million to $19.4 million at December 31, 2018.  During the year ended December 31, 2018, $11.7 million of stock was purchased when entering into new short-term and long-term FHLB borrowings.  A total of $9.2 million of stock was sold as short-term and long-term FHLB borrowings matured and our ownership requirement decreased accordingly.

Cash Surrender Value of Life Insurance.  Total cash surrender value of life insurance increased $1.6 million, to $67.6 million at December 31, 2018.  The increase related to continued earnings and annual premiums paid offset by a death benefit claimed.

Real Estate Owned.  Total real estate owned decreased by $2.4 million, or 52.8%, to $2.2 million at December 31, 2018, compared to $4.6 million at December 31, 2017.  During the year ended December 31, 2018, $545,000 was transferred from loans to real estate owned upon completion of foreclosure. During the same period, sales of real estate owned totaled $2.6 million.  Write-downs totaled $309,000 during the year ended December 31, 2018.

Deposits.  Deposits increased by $71.1 million to $1.04 billion at December 31, 2018, from $967.4 million at December 31, 2017.   The increase was driven by an increase of $46.9 million in time deposits, $14.7 million in money market and savings deposits, and $9.5 million in demand deposits.

Borrowings.  Total borrowings increased $48.8 million to $435.0 million at December 31, 2018, from $386.3 million at December 31, 2017.  The community banking segment borrowed a total of $60.0 million additional short and long term borrowings to fund loan growth. External short term borrowings at the mortgage banking segment decreased a total of $6.2 million at December 31, 2018 from December 31, 2017 due to timing of funding loans held for sale.

Shareholders’ Equity.  Shareholders’ equity decreased by $12.4 million, or 3.0%, to $399.7 million at December 31, 2018 from $412.1 million at December 31, 2017.  Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend, the repurchase of stock, and the decrease in the fair value of the securities portfolio.  Partially offsetting the decreases were increases from net income, additional paid in capital as stock options were exercised, and unearned ESOP shares as they continue to vest.

Comparison of Community Banking Segment Operations for the Years Ended December 31, 2018 and 2017

Net income from our community banking segment for the year ended December 31, 2018 totaled $24.9 million compared to $16.4 million for the year ended December 31, 2017.  Net interest income increased $4.3 million to $54.9 million for the year ended December 31, 2018 compared to $50.6 million for the year ended December 31, 2017 due to an increase in average loan balances and a reduction in our overall cost of borrowing.  The long-term borrowings that matured during 2017 were replaced with a lower cost mix of funding, including long and short-term borrowings and deposits raised through our retail network.  Offsetting those decreases, the cost of deposits increased as interest expense on certificates of deposit increased as maturities repriced in the past year.

Provision for loan losses was a negative provision of $1.2 million for the year ended December 31, 2018 compared to a negative provision of $1.3 million for the year ended December 31, 2017.

Noninterest income increased $357,000 for the year ended December 31, 2018 primarily due to increases in loan fees and a decrease in loss on sale of available for sale securities along with slight increases to cash surrender value of life insurance and other income. The loan fees increased primary due to increased prepayment penalties. The decrease in loss on sale of available for sale securities resulted from a sale of a municipal bond for a loss of $107,000 in 2017 with no sales in 2018. Cash surrender value of life insurance increased as the earnings rate increased slightly.  Other income increased primarily due to an increase in rental and wealth management income.

Compensation, payroll taxes, and other employee benefits expense increased $890,000 due primarily to an increase in health insurance, salaries expense, and variable compensation offset by lower stock based compensation expenses. Occupancy, office furniture, and equipment increased due primarily to increased snow removal, maintenance and repair expense, and computer supplies. Advertising expense increased in order to promote our deposit offers. Professional fees increased due to consulting expenses throughout the year. Real estate owned expense decreased as there was a decrease in writedowns, decrease in management expense, and an increase in gain on sale of real estate owned. Other noninterest expense decreased resulting from a decrease in loan origination and FDIC assessment expenses.

Income tax expense decreased $5.0 million to $7.3 million for the year ended December 31, 2018. The decrease was primarily due to a lower federal income tax rate and the deferred tax revaluation in 2017. As a result of The Tax Cuts and Jobs Act that was enacted into law on December 22, 2017, the Company revalued its net deferred tax asset to reflect the reduction in its federal corporate income tax rate from 35% to 21%. This revaluation resulted in a one-time income tax expense of approximately $2.7 million during the fourth quarter of 2017.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2018 and 2017

Net income from our mortgage banking segment decreased $3.8 million to $5.8 million for the year ended December 31, 2018 compared to $9.6 million for the year ended December 31, 2017.  We originated $2.60 billion in mortgage loans held for sale during the year ended December 31, 2018, which was an increase of $52.2 million, or 2.0%, from the $2.55 billion originated during the year ended December 31, 2017. The increase in loan production volume was driven by a 4.1% increase in mortgage purchase products offset by a 14.0% decrease in refinance products. Total mortgage banking income decreased $6.7 million, or 5.5%, to $115.4 million during the year ended December 31, 2018 compared to $122.1 million during the year ended December 31, 2017.  Margins decreased approximately 7.9% for the year ended December 31, 2018 compared to December 31, 2017.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 90.6% of total originations during the year ended December 31, 2018, compared to 88.8% of total originations during the year ended December 31, 2017.  The mix of loan type trended slightly towards more conventional loans and less governmental loans comprising 69.7% and 30.3% of all loan originations, respectively, during the year ended December 31, 2018, compared to 64.5% and 35.5% of all loan originations, respectively, during the year ended December 31, 2017.

During the year ended December 31, 2018, mortgage servicing rights related to $148.7 million in loans receivable with a book value of $1.0 million were sold at a gain of $417,000.  During the year ended December 31, 2017, mortgage servicing rights related to $295.1 million in loans receivable with a book value of $2.3 million were sold at a gain of $178,000.

Total compensation, payroll taxes and other employee benefits decreased $95,000, or 0.1%, to $80.0 million for the year ended December 31, 2018 compared to $80.1 million for the year ended December 31, 2017.  The decrease primarily related to less commission expense, branch manager pay, and bonus expense.  Offsetting those decreases, salary and health insurance increased with the additional branch network with the New Mexico branch acquisition. Occupancy, office furniture, and equipment expense increased as the number of branches increased with the addition of the New Mexico branches. Advertising expense increased as branches sought to generate origination volumes. Professional fees decreased primarily as there was less legal expenses during the year. Other noninterest expense decreased primarily due to lower branch overhead expense, provision for loan sale losses, and servicing fees.

Waterstone Mortgage Corporation originates loans in various states. The states where we originate greater than 10% of total activity are Florida and Wisconsin.

Comparison of Consolidated Waterstone Financial, Inc. Results of Operations for the Years Ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017
	(Dollars in Thousands, except per share amounts)

Net income	$30,754	25,964
Earnings per share - basic	1.12	0.95
Earnings per share - diluted	1.11	0.93
Return on assets	1.64%	1.43%
Return on equity	7.60%	6.32%

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

	Years Ended December 31,
	2018			2017			2016
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable and held for sale (1)	$1,463,730	66,966	4.58%	$1,369,072	60,824	4.44%	$1,291,955	57,185	4.43%
Mortgage related securities (2)	110,136	2,648	2.40%	123,972	2,646	2.13%	153,980	3,048	1.98%
Debt securities, federal funds sold and short-term investments (2)(3)	178,594	4,399	2.46%	198,962	4,317	2.17%	198,475	4,317	2.18%
Total interest-earning assets	1,752,460	74,013	4.22%	1,692,006	67,787	4.01%	1,644,410	64,550	3.93%
Noninterest-earning assets	118,737			118,228			116,826
Total assets	$1,871,197			$1,810,234			$1,761,236
Interest-bearing liabilities:
Demand accounts	$37,388	33	0.09%	$36,716	28	0.08%	$34,659	19	0.05%
Money market and savings accounts	172,760	599	0.35%	171,307	401	0.23%	168,775	392	0.23%
Certificates of deposit	709,102	10,995	1.55%	671,982	7,310	1.09%	674,310	6,953	1.03%
Total interest-bearing deposits	919,250	11,627	1.26%	880,005	7,739	0.88%	877,744	7,364	0.84%
Borrowings	427,301	7,896	1.85%	403,163	8,623	2.14%	381,803	12,928	3.39%
Total interest-bearing liabilities	1,346,551	19,523	1.45%	1,283,168	16,362	1.28%	1,259,547	20,292	1.61%

Noninterest-bearing liabilities
Non-interest bearing deposits	96,648			89,785			76,016
Other non-interest bearing liabilities	23,168			26,345			22,426
Total non-interest bearing liabilities	119,816			116,130			98,442
Total liabilities	1,466,367			1,399,298			1,357,989
Equity	404,830			410,936			403,247
Total liabilities and equity	$1,871,197			$1,810,234			$1,761,236
Net interest income / Net interest rate spread (4)		54,490	2.77%		51,425	2.73%		44,258	2.32%
Less: taxable equivalent adjustment		313	0.02%		692	0.04%		814	0.05%
Net interest income / Net interest rate spread, as reported		54,177	2.75%		50,733	2.69%		43,444	2.27%
Net interest-earning assets (5)	$405,909			$408,838			$384,863
Net interest margin (6)			3.09%			3.00%			2.64%
Tax equivalent effect			0.02%			0.04%			0.05%
Net interest margin on a fully tax equivalent basis			3.11%			3.04%			2.69%
Average interest-earning assets to average interest-bearing liabilities	130.14%			131.86%			130.56%

(1)    Includes net deferred loan fee amortization income of $622,000, $689,000 and $720,000 for the years ended
       December 31, 2018, 2017 and 2016, respectively.
(2)    Includes available for sale securities.
(3)
Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.29%, 1.82%, and 1.76% for the years ended December 31, 2018, 2017, and 2016, respectively.

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

	Years Ended December 31,			Years Ended December 31,
	2018 versus 2017			2017 versus 2016
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale(1) (2)	$4,244	$1,898	$6,142	$3,513	$126	$3,639
Mortgage related securities(3)	(313)	315	2	(622)	220	(402)
Other interest-earning assets(3) (4)	(465)	547	82	14	(14)	-
Total interest-earning assets	3,466	2,760	6,226	2,905	332	3,237

Interest expense:
Demand accounts	-	5	5	1	8	9
Money market and savings accounts	4	194	198	9	-	9
Certificates of deposit	376	3,309	3,685	(25)	382	357
Total interest-bearing deposits	380	3,508	3,888	(15)	390	375
Borrowings	575	(1,302)	(727)	770	(5,075)	(4,305)

Total interest-bearing liabilities	955	2,206	3,161	755	(4,685)	(3,930)
Net change in net interest income	$2,511	$554	$3,065	$2,150	$5,017	$7,167

(1)	Includes net deferred loan fee amortization income of $622,000, $689,000 and $720,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the year ended December 31, 2018 and 35% for the year ended December 31, 2017 and 2016.

Net Interest Income

Net interest income increased $3.4 million, or 6.8%, to $54.2 million during the year ended December 31, 2018 compared to $50.7 million during the year ended December 31, 2017.

·
Interest income on loans increased $6.1 million due to an increase in the average balance of loans of $94.7 million and a 14 basis point increase in average yield on loans.  The increase in the average balance was driven by a $104.7 million, or 8.5%, increase in the average balance of loans held in portfolio partially offset by a decrease in the average balance of loans held for sale of $10.1 million. The increase in average yield primarily related to higher offering and repricing rates due to the Federal Funds rate increases.

·
Interest income from mortgage related securities increased $2,000 year over year due to a 27 basis point increase in the average yield.  The increase in average yield was driven by an increase in the Federal Funds rate since March 2017.  Offsetting the increase on yield, the average balance decreased $13.8 million as securities have paid down and less purchases have occurred to replace those securities due to current market conditions.

·
Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $461,000 due to a 47 basis point increase in the average yield. The increase in average yield was driven by an increase in the Federal Funds rate since March 2017 along with the increase in the dividend paid by the FHLB on its stock.  The average balance decreased $20.4 million to $178.6 million. Municipal securities that matured throughout the past 12 months were not replaced due to market conditions.  Those funds were primarily used to fund loan growth at the community banking segment.

·
Interest expense on time deposits increased $3.7 million primarily due to a 46 basis point increase in the average cost of time deposits, as maturing time deposits have repriced, or have been replaced at a higher rate in the current competitive market.  Along with the increase in rate, the average balance of time deposits increased $37.1 million compared to the prior year.

·
Interest expense on money market and savings accounts increased $198,000 due primarily to a 12 basis point increase in rate in order to response to market demands. In addition, the average balance increased $1.5 million.

·
Interest expense on borrowings decreased $727,000 due to a decrease in the average cost of borrowings that resulted from the maturity and replacement of higher rate fixed-rate borrowings.  The average cost of borrowings totaled 1.85% during the year ended December 31, 2018, compared to 2.14% during the year ended December 31, 2017. Partially offsetting the decrease in rate, average volume increased $24.1 million to fund loan growth at the community banking segment.

Provision for Loan Losses

Our provision for loan losses amounted to a negative provision of $1.1 million during the year ended December 31, 2018, compared to a negative provision of $1.2 million during the year ended December 31, 2017. The negative provision in 2018 reflects recoveries received during the year and a continued improvement in the overall risk profile of the loan portfolio.

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

Noninterest Income
	Years Ended December 31,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$1,680	1,625	55	3.4%
Increase in cash surrender value of life insurance	1,848	1,807	41	2.3%
Mortgage banking income	113,151	120,044	(6,893)	-5.7%
Loss on sale of available for sale securities	-	(107)	107	N/	M
Other	1,520	1,044	476	45.6%
Total noninterest income	$118,199	124,413	(6,214)	(5.0%)
N/M - Not meaningful

Total noninterest income decreased $6.2 million, or 5.0%, to $118.2 million during the year ended December 31, 2018 compared to $124.4 million during the year ended December 31, 2017.  The decrease resulted primarily from a decrease in mortgage banking income.

·
The $6.9 million decrease in mortgage banking income was primarily the result of a decrease in gross margin on loans sold at the mortgage banking segment of approximately 8%.  Offsetting the decrease in margin, total loan origination volume on a consolidated basis increased $51.5 million, or 2.1%, to $2.51 billion during the year ended December 31, 2018 compared to $2.46 billion during the year ended December 31, 2017.  See "Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2018 and 2017" above, for additional discussion of the decrease in mortgage banking income.

·	The increase in service charges on loans and deposits was related to an increase in loan prepayment fees in 2018.
·	The increase in cash surrender value of life insurance was primarily due to the purchase of a $2.5 million policy in June 2017 along with a higher earnings rate.
·	The $107,000 loss on sale of securities in 2017 was due to a sale of a municipal bond in June 2017. There were no sales of securities in 2018.
·
The $476,000 increase in other noninterest income was primarily due to an increase in gain on sale of mortgage servicing rights. A bulk sale of mortgage servicing rights resulted in a gain of $417,000 during the year ended December 31, 2018 compared to a gain of $178,000 on sales of mortgage servicing rights during the year ended December 31, 2017. In addition to the increase from the gain on sale of mortgage servicing rights, other noninterest income also increased due to increases from servicing fee income on loans sold, rental income, and wealth management revenue.

Noninterest Expenses

	Years Ended December 31,
	2018	2017	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$97,784	97,084	700	0.7%
Occupancy, office furniture and equipment	10,855	10,178	677	6.7%
Advertising	4,123	3,333	790	23.7%
Data processing	2,792	2,439	353	14.5%
Communications	1,611	1,560	51	3.3%
Professional fees	2,327	2,656	(329)	(12.4%)
Real estate owned	1	379	(378)	(99.7%)
Loan processing expense	3,372	3,062	310	10.1%
Other	10,291	11,188	(897)	(8.0%)
Total noninterest expenses	$133,156	131,879	1,277	1.0%

Total noninterest expenses increased $1.3 million, or 1.0%, to $133.2 million during the year ended December 31, 2018 compared to $131.9 million during the year ended December 31, 2017.

·
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment decreased $95,000, or 0.1%, to $80.0 million for the year ended December 31, 2018. The decrease primarily related to less commission expense, branch manager pay, and bonus expense.  Offsetting those decreases, salary and health insurance increased with the additional branches added with the New Mexico branch acquisition in 2018. See additional discussion regarding New Mexico branches in Business Combination footnote.

·
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $890,000, or 5.1%, to $18.4 million during the year ended December 31, 2018. The increase was primarily due to health insurance, salaries expense, and variable compensation offset by lower stock-based compensation expenses.

·
Occupancy, office furniture and equipment expense at the mortgage banking segment increased $497,000 to $7.5 million during the year ended December 31, 2018 compared to the prior year resulting from additional rent and depreciation expense in the current year compared to the prior year due to the addition of the New Mexico branches during 2018.

·
Occupancy, office furniture and equipment expense at the community banking segment increased $180,000 to $3.3 million during the year ended December 31, 2018 compared to the prior year. The increase was primarily related to snow removal, maintenance and repair expense, and computer supplies.

·	Advertising expense increased as a result of increased advertising efforts to generate more volume at the mortgage banking segment branches and promote deposit offers at the community banking segment.
·
Data processing expense increased $353,000 to $2.8 million during the year ended December 31, 2018. This was primarily due to increases at the mortgage banking segment with the addition of the New Mexico branches.

·
Professional fees expense decreased as a result of a decrease in consulting, accounting, and legal expense at the mortgage banking segment offset by an increase in consulting at the community banking segment.

·
Net real estate owned expense decreased $378,000, to $1,000 of expense during the year ended December 31, 2018 compared to $379,000 of expense during the year ended December 31, 2017.  Property management expense, not including gains/losses on sales of real estate owned, decreased $138,000 to $266,000 during 2018 compared to 2017 due to a reduction in the number of properties under management during the year. Real estate owned writedowns decreased $206,000 to $308,000 for 2018.  Net gains on sales of real estate owned increased $35,000 to $574,000 during 2018.

·	Loan processing expense increased $310,000 to $3.4 million during the year ended December 31, 2018. This was driven by an increase in credit report fees at the mortgage banking segment.
·
Other noninterest expense decreased $897,000 to $10.3 million primarily due to decreased expense at the mortgage banking segment.  The mortgage banking segment expense decreased primarily from lower branch overhead and lower provision for losses on loans sold. The community banking segment expense decreased primarily from lower loan origination and FDIC assessment expenses.

Income Taxes

Income tax expense decreased $8.9 million to $9.5 million during the year ended December 31, 2018, compared to $18.5 million during the year ended December 31, 2017.  Income tax expense was recognized during the year ended December 31, 2018 at an effective rate of 23.6% compared to an effective rate of 41.6% during the year ended December 31, 2017.  The decrease in the effective rate primarily resulted from the federal tax rate decrease from 35% to 21% as a result of The Tax Cuts and Jobs Act that was enacted into law on December 22, 2017. During the year ended December 31, 2018, the Company recognized a benefit of approximately $197,000 related to stock awards exercised compared to a benefit of $881,000 recognized during the year ended December 31, 2017.

As a result of The Tax Cuts and Jobs Act, the Company revalued its net deferred tax asset to reflect the reduction in its federal corporate income tax rate from 35% to 21%. This revaluation resulted in a one-time income tax expense of approximately $2.7 million during the fourth quarter of 2017.
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

●
Interest income on loans increased $3.6 million due to an increase in average balance of $77.1 million and a one basis point increase in average yield on loans.  The increase in average loan balance was driven by a $98.7 million increase in the average balance of loans held in portfolio partially offset by a decrease in the average balance of loans held for sale of $21.6 million.

●
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

●
Interest expense on time deposits increased $357,000 primarily due to a six basis point increase in the average cost of funds, as maturing time deposits have repriced, or have been replaced at a higher rate in the current competitive market.  Partially offsetting the increase in rate, the average balance of time deposits decreased $2.3 million for the year ended December 31, 2017.

●
Interest expense on money market and savings accounts increased $9,000 due to an increase in average balance. The increase in volume reflects the Company's strategy to remain competitive and grow this segment of retail funds

●
Interest expense on borrowings decreased $4.3 million due to a decrease in the average cost of borrowings that resulted from the maturity and replacement of fixed rate borrowings.  The average cost of borrowings totaled 2.14% during the year ended December 31, 2017, compared to 3.39% during the year ended December 31, 2016.

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

Noninterest Income
	Years Ended December 31,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$1,625	2,232	(607)	(27.2)%
Increase in cash surrender value of life insurance	1,807	1,767	40	2.3%
Mortgage banking income	120,044	121,069	(1,025)	(0.8)%
Gain on sale of available for sale securities	(107)	-	(107)	N/	M
Other	1,044	1,297	(253)	(19.5)%
Total noninterest income	$124,413	126,365	(1,952)	(1.5)%
N/M - Not meaningful

Total noninterest income decreased $2.0 million, or 1.5%, to $124.4 million during the year ended December 31, 2017 compared to $126.4 million during the year ended December 31, 2016.  The decrease resulted primarily from a decrease in mortgage banking income and a decrease in service charges on loans and deposits.

●
The decrease in mortgage banking income was the result of a decrease in margin of approximately 3.3%.  Partially offsetting the margin decrease, origination volume increased $79.4 million, or 3.3%, to $2.46 billion during the year ended December 31, 2017 compared to a $2.38 billion during the year ended December 31, 2016.  See "Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2017 and 2016" above, for additional discussion of the decrease in mortgage banking income.

●	The decrease in service charges on loans and deposits was related to an decrease in loan prepayment penalties in 2017.
●	The increase in cash surrender value of life insurance was related to the additional earnings on the $10.0 million policy purchased in March 2016 and a $2.5 million policy in June 2017.
●	The $107,000 loss on sale of securities was due to a sale of a municipal bond in June 2017. There were no sales of securities in 2016.
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

Noninterest Expenses

	Years Ended December 31,
	2017	2016	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$97,084	95,056	2,028	2.1%
Occupancy, office furniture and equipment	10,178	9,347	831	8.9%
Advertising	3,333	2,743	590	21.5%
Data processing	2,439	2,520	(81)	(3.2)%
Communications	1,560	1,462	98	6.7%
Professional fees	2,656	2,135	521	24.4%
Real estate owned	379	399	(20)	(5.0)%
Loan processing expense	3,062	2,875	187	6.5%
Other	11,188	10,898	290	2.7%
Total noninterest expenses	$131,879	127,435	4,444	3.5%

Total noninterest expenses increased $4.4 million, or 3.5%, to $131.9 million during the year ended December 31, 2017 compared to $127.4 million during the year ended December 31, 2016.

●
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

●
Other noninterest expense increased at both the community banking and mortgage banking segments.  The community banking increased primarily due to higher loan originations. The mortgage banking segment increase was primarily due to a higher branch losses as profitability slowed.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the WDFI, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. The Bank’s primary and total regulatory liquidity at December 31, 2018 were 11.1% and 23.0%, respectively.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2018 and 2017, $86.1 million and $48.6 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLB.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2018, 2017, and 2016, we originated $2.51 billion, $2.46 billion, and $2.38 billion in loans for sale and sold loans of $2.63 billion, $2.66 billion, and $2.44 billion. During the years ended December 31, 2018, 2017, and 2016 loan originations net of loan repayments resulted in a negative cash flows of $87.6 million, $116.9 million and $68.1 million. The growth in loans receivable reflects the Bank's focus on growing single family, multi-family residential property, and commercial real estate loans. Cash received from the principal repayments of debt and mortgage related securities and maturity and calls of debt securities totaled $39.0 million, $48.7 million and $54.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. We purchased $28.1 million, $23.0 million and $14.5 million in debt securities and mortgage related securities classified as available for sale during the years ended December 31, 2018, 2017 and 2016, respectively. We sold a $448,000 available for sale debt security during the year ended December 31, 2017. There were no securities sold during the years ended December 31, 2018 and 2016. The net increases in deposits were $71.1 million, $18.0 million and $56.1 million for the years ending December 31, 2018, 2017, and 2016. We received a $474,000 death benefit on a bank owned life insurance policy in 2018. There was a net increase in borrowings of $48.8 million for the year ended December 31, 2018.  During the years ended December 31, 2017 and 2016, the net decreases in borrowings were $870,000 and $54.0 million.  During the years ended December 31, 2018, 2017, and 2016, we repurchased common stock of $19.2 million, $2.2 million, and $3.9 million, respectively.  During the years ended December 31, 2018, 2017, and 2016, we paid cash dividends on common stock of $27.1 million, $27.0 million, and $6.9 million, respectively.

Deposits increased by $71.1 million from December 31, 2017 to December 31, 2018. The increase in deposits was the result of a $9.5 million increase in demand deposits, $14.7 million increase in money market and savings, and $46.9 million increase in certificates of deposits.  Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At December 31, 2018, we had $430.0 million in long term advances from the FHLB with contractual maturity dates in 2027, and 2028.   The 2027 advance maturities have single call options in May 2019, June 2019, August 2019, and December 2019. The 2028 advance maturities have single call options in March 2020, March 2021, May 2020, and May 2021, along with two advances that have quarterly call options beginning in June 2020 and September 2020. As an additional source of funds, the mortgage banking segment has a repurchase agreement.  At December 31, 2018, we had $5.0 million outstanding under the repurchase agreement with a total outstanding commitment of $35.0 million.

At December 31, 2018, we had outstanding commitments to originate loans receivable of $33.8 million.  In addition, at December 31, 2018, we had unfunded commitments under construction loans of $79.8 million, unfunded commitments under business lines of credit of $16.8 million and unfunded commitments under home equity lines of credit and standby letters of credit of $15.8 million. At December 31, 2018, certificates of deposit scheduled to mature in less than one year totaled $472.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, Federal Reserve Discount Window or brokered deposits to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. and WaterStone Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2018, Waterstone Financial, Inc. and WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Capital Requirements” and Note 9 of the notes to the consolidated financial statements.

Capital
Shareholders’ equity decreased $12.4 million, or 3.0%, to $399.7 million at December 31, 2018 from $412.1 million at December 31, 2017.  Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend, the repurchase of stock, and the decrease in the fair value of the security portfolio.  Partially offsetting the decreases were increases to net income, additional paid in capital as stock options were exercised, and unearned ESOP shares as they continue to vest.

The Company's Board of Directors authorized the fifth stock repurchase program in the fourth quarter of 2018. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchased shares are held by the Company as authorized but unissued shares.

The Company had repurchased 7,035,053 shares at an average price of $13.62 under previously approved stock repurchase plans as of December 31, 2018. The Company is authorized to purchase up to 692,700 additional shares under the current approved stock repurchase program as of December 31, 2018.  The Company also repurchased shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the 7,035,053 total above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2018 and the respective maturity dates.

Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five	Over Five
	Total	Less	Three Years	Years	Years
	(In Thousands)
Deposits without a stated maturity (3)	$302,622	$302,622	$-	$-	$-
Certificates of deposit (3)	735,873	472,540	260,097	3,236	-
Repurchase agreements (3)	5,046	5,046	-	-	-
Federal Home Loan Bank advances (1)	430,000	-	-	-	430,000
Operating leases (2)	10,405	3,454	4,224	1,813	914
Total Contractual Obligations	$1,483,946	$783,662	$264,321	$5,049	$430,914
_______________
(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest that will accrue on the advances.
(2)  Represents non-cancellable operating leases for offices and equipment.
(3)  Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2018. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments(1)	$33,762	$33,762	$-	$-	$-
Unused portion of home equity lines of credit(2)	14,903	14,903	-	-	-
Unused portion of construction loans(3)	79,776	79,776	-	-	-
Unused portion of business lines of credit	16,778	16,778	-	-	-
Standby letters of credit	860	860	-	-	-
_______________
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

On December 28, 2018, Plaintiff filed her post-remand brief. In it, Plaintiff asks the Court to reaffirm the arbitration award entered by Arbitrator Pratt in full. Alternatively, she asked the Court to affirm her individual damage award and the awards of 123 other opt-ins whose arbitration agreements permit joinder or class actions. Lastly, Plaintiff asked the Court to have 154 opt-ins intervene and file an amended complaint for individual relief in court. Waterstone opposed the motion on January 28, 2019, and asked the Court to vacate the prior Final Award in full because Herrington’s arbitration agreement only allows for individual arbitration. Plaintiff filed its reply on February 14, 2019.

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

On July 23, 2018, Waterstone filed a motion for partial summary judgment on the claims. It sought to (1) dismiss the time-barred claims of 4 opt-ins and (2) dismiss all other opt-ins due to the denial of conditional certification. In response, all but Werner and Wiesneski filed motions to withdraw their consents to join the case. The Court denied the summary judgment motion on the basis that it was moot due to the opt-in plaintiffs voluntarily dismissing their case.

On October 17, 2018, Werner and Wiesneski asked the Court to send their claims to arbitration. On December 13, 2018, the Court denied the request, finding they had waived their right to arbitrate based on litigating the case in Court for over a year. Thus, the case remained in Court as a two-Plaintiff case.

As of February 2019, the parties have reached a settlement in principle to resolve the claims.  The amount of the settlement would not have a material impact to the financial statements.  The parties are working on finalizing the terms of settlement.

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

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2018 (unaudited)
Interest income	$16,963	$18,363	$19,046	$19,328
Interest expense	3,822	4,643	5,196	5,862
Net interest income	13,141	13,720	13,850	13,466
Provision (credit) for loan losses	(880)	(220)	40	-
Net interest income after provision for loan losses	14,021	13,940	13,810	13,466
Total noninterest income	25,183	33,318	34,062	25,636
Total noninterest expense	30,147	34,737	36,426	31,846
Income before income taxes	9,057	12,521	11,446	7,256
Income taxes	2,104	3,101	2,743	1,578
Net income	$6,953	$9,420	$8,703	$5,678
Income per share – basic	$0.25	$0.34	$0.32	$0.11
Income per share - diluted	$0.25	$0.34	$0.31	$0.21

2017 (unaudited)
Interest income	$15,786	$16,540	$17,453	$17,316
Interest expense	3,891	4,059	4,420	3,992
Net interest income	11,895	12,481	13,033	13,324
Provision for loan losses	(1,211)	25	20	-
Net interest income after provision for loan losses	13,106	12,456	13,013	13,324
Total noninterest income	25,937	37,241	33,054	28,181
Total noninterest expense	29,058	36,187	34,316	32,318
Income before income taxes	9,985	13,510	11,751	9,187
Income taxes	3,413	4,622	4,362	6,072
Net income	$6,572	$8,888	$7,389	$3,115
Income per share – basic	$0.24	$0.32	$0.27	$0.11
Income per share - diluted	$0.24	$0.32	$0.26	$0.11

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

General.  The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, WaterStone Bank’s board of directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least weekly to review our asset/liability policies and interest rate risk position, which are evaluated quarterly.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

The following interest rate scenario displays the percentage change in net interest income over a one-year time horizon assuming increases of 100, 200 and 300 basis points and a decrease of 100 basis points.  The results incorporate actual cash flows and repricing characteristics for balance sheet accounts following an instantaneous parallel change in market rates based upon a static (no growth balance sheet).

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of December 31, 2018
Dollar Change	$1,739	1,355	674	(959)
Percentage Change	3.37%	2.63	1.31	(1.86)

At December 31, 2018, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 1.31% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 1.86%.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Waterstone Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Milwaukee, Wisconsin
March 6, 2019

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2018 and 2017

	December 31,
	2018	2017
Assets	(In Thousands, except share data)
Cash	$48,234	22,306
Federal funds sold	25,100	17,034
Interest-earning deposits in other financial institutions and other short term investments	12,767	9,267
Cash and cash equivalents	86,101	48,607
Securities available for sale (at fair value)	185,720	199,707
Loans held for sale (at fair value)	141,616	149,896
Loans receivable	1,379,148	1,291,814
Less: Allowance for loan losses	13,249	14,077
Loans receivable, net	1,365,899	1,277,737

Office properties and equipment, net	24,524	22,941
Federal Home Loan Bank stock (at cost)	19,350	16,875
Cash surrender value of life insurance	67,550	65,996
Real estate owned, net	2,152	4,558
Prepaid expenses and other assets	22,469	20,084
Total assets	$1,915,381	1,806,401

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$139,111	129,597
Money market and savings deposits	163,511	148,804
Time deposits	735,873	688,979
Total deposits	1,038,495	967,380

Borrowings	435,046	386,285
Advance payments by borrowers for taxes	4,371	4,876
Other liabilities	37,790	35,756
Total liabilities	1,515,702	1,394,297

Shareholders’ equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares in 2018 and 2017, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares in 2018 and 2017 Issued - 28,463,239 in 2018 and 29,501,346 in 2017 Outstanding - 28,463,239 in 2018 and 29,501,346 in 2017	285	295
Additional paid-in capital	330,327	326,655
Retained earnings	187,153	183,358
Unearned ESOP shares	(17,804)	(18,991)
Accumulated other comprehensive loss, net of taxes	(2,361)	(477)
Cost of shares repurchased (7,171,537 in 2018 and 6,030,900 in 2017), at cost	(97,921)	(78,736)
Total shareholders’ equity	399,679	412,104
Total liabilities and shareholders’ equity	$1,915,381	1,806,401

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2018, 2017 and 2016

	Years ended December 31,
	2018	2017	2016
	(In Thousands, except per share amounts)
Interest income:
Loans	$66,966	60,824	57,185
Mortgage-related securities	2,648	2,646	3,048
Debt securities, federal funds sold and short-term investments	4,086	3,625	3,503
Total interest income	73,700	67,095	63,736
Interest expense:
Deposits	11,627	7,739	7,364
Borrowings	7,896	8,623	12,928
Total interest expense	19,523	16,362	20,292
Net interest income	54,177	50,733	43,444
Provision for loan losses	(1,060)	(1,166)	380
Net interest income after provision for loan losses	55,237	51,899	43,064
Noninterest income:
Service charges on loans and deposits	1,680	1,625	2,232
Increase in cash surrender value of life insurance	1,848	1,807	1,767
Mortgage banking income	113,151	120,044	121,069
Loss on sale of available for sale securities	-	(107)	-
Other	1,520	1,044	1,297
Total noninterest income	118,199	124,413	126,365
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	97,784	97,084	95,056
Occupancy, office furniture, and equipment	10,855	10,178	9,347
Advertising	4,123	3,333	2,743
Data processing	2,792	2,439	2,520
Communications	1,611	1,560	1,462
Professional fees	2,327	2,656	2,135
Real estate owned	1	379	399
Loan processing expense	3,372	3,062	2,875
Other	10,291	11,188	10,898
Total noninterest expenses	133,156	131,879	127,435
Income before income taxes	40,280	44,433	41,994
Income tax expense	9,526	18,469	16,462
Net income	$30,754	25,964	25,532
Income per share:
Basic	$1.12	0.95	0.94
Diluted	$1.11	0.93	0.93
Weighted average shares outstanding:
Basic	27,363	27,467	27,037
Diluted	27,634	27,899	27,374

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years ended December 31, 2018, 2017 and 2016

	Years ended December 31,
	2018	2017	2016
	(In Thousands)
Net income	$30,754	25,964	25,532
Other comprehensive loss, net of tax:
Net unrealized holding loss on available for sale securities arising during the period, net of tax benefit of $710, $106 and $622 respectively	(1,889)	(159)	(960)
Recognition of net deferred tax liability revaluation due to tax law change	5	(5)	-
Reclassification adjustment for net loss on available for sale securities realized during the period, net of tax benefit of $-, ($42) and $-, respectively	-	65	-
Total other comprehensive loss	(1,884)	(99)	(960)
Comprehensive income	$28,870	25,865	24,572

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2018, 2017 and 2016

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Repurchased	Total Shareholders' Equity
	(In Thousands)

Balances at December 31, 2015	29,407	$294	317,022	168,089	(21,365)	582	(72,692)	391,930

Comprehensive income:
Net income	-	$-	-	25,532	-	-	-	25,532
Other comprehensive loss:	-	-	-	-	-	(960)	-	(960)
Total comprehensive income								24,572
ESOP shares committed to be released to Plan participants	-	-	446	-	1,187	-	-	1,633
Cash dividends, $0.33 per share	-	-	-	(9,056)	-	-	-	(9,056)
Stock compensation activity, net of tax	307	3	3,553	-	-	-	-	3,556
Stock based compensation expense	-	-	1,913	-	-	-	-	1,913
Purchase of common stock returned to authorized but unissued	(284)	$(3)	-	-	-	-	(3,855)	(3,858)

Balances at December 31, 2016	29,430	$294	322,934	184,565	(20,178)	(378)	(76,547)	410,690

Comprehensive income:
Net income	-	$-	-	25,964	-	-	-	25,964
Other comprehensive loss:	-	-	-	-	-	(99)	-	(99)
Total comprehensive income								25,865
ESOP shares committed to be released to Plan participants	-	-	769	-	1,187	-	-	1,956
Cash dividends, $0.98 per share	-	-	-	(27,171)	-	-	-	(27,171)
Stock compensation activity	194	2	1,050	-	-	-	-	1,052
Stock based compensation expense	-	-	1,902	-	-	-	-	1,902
Purchase of common stock returned to authorized but unissued	(123)	(1)	-	-	-	-	(2,189)	(2,190)

Balances at December 31, 2017	29,501	$295	326,655	183,358	(18,991)	(477)	(78,736)	412,104

Comprehensive income:
Net income	-	$-	-	30,754	-	-	-	30,754
Other comprehensive loss:	-	-	-	-	-	(1,884)	-	(1,884)
Total comprehensive income								28,870
Reclassification for net deferred tax liability revaluation	-	-	-	(5)	-	-	-	(5)
ESOP shares committed to be released to Plan participants	-	-	609	-	1,187	-	-	1,796
Cash dividends, $0.98 per share	-	-	-	(26,954)	-	-	-	(26,954)
Stock compensation activity	103	1	1,303	-	-	-	-	1,304
Stock based compensation expense	-	-	1,760	-	-	-	-	1,760
Purchase of common stock returned to authorized but unissued	(1,141)	(11)	-	-	-	-	(19,185)	(19,196)

Balances at December 31, 2018	28,463	$285	330,327	187,153	(17,804)	(2,361)	(97,921)	399,679

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2018, 2017 and 2016
	Years ended December 31,
	2018	2017	2016
	(In Thousands)
Operating activities:
Net income	$30,754	25,964	25,532
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	(1,060)	(1,166)	380
Provision for depreciation	2,296	2,050	2,615
Deferred income taxes	535	3,079	1,564
Stock based compensation	1,760	1,902	1,913
Net amortization of premium/discount on debt and mortgage related securities	444	682	991
Amortization of unearned ESOP shares	1,796	1,956	1,633
Amortization and valuation allowance on mortgage servicing rights	191	106	598
Gain on sale of loans held for sale	(109,526)	(121,951)	(123,154)
Loans originated for sale	(2,509,827)	(2,458,370)	(2,378,926)
Proceeds on sales of loans originated for sale	2,627,634	2,655,673	2,443,347
Increase in accrued interest receivable	(413)	(643)	(173)
Increase in cash surrender value of life insurance	(1,848)	(1,807)	(1,767)
Increase (decrease) in accrued interest on deposits and borrowings	509	(30)	(726)
Increase (decrease) in other liabilities	1,622	(3,079)	4,659
(Increase) decrease in prepaid income tax	(1,178)	(1,686)	557
Loss on sale of available for sale securities	-	107	-
Net gain on real estate owned	(265)	(24)	(197)
Gain on sale of mortgage servicing rights	(417)	(178)	-
Other	(71)	4,512	(2,908)
Net cash provided by (used in) operating activities	42,936	107,097	(24,062)

Investing activities:
Net increase in loans receivable	(87,648)	(116,887)	(68,076)
Net change in FHLB Stock	(2,475)	(3,600)	6,225
Purchases of:
Debt securities	-	(6,140)	(5,285)
Mortgage related securities	(28,058)	(16,827)	(9,215)
Premises and equipment, net	(3,962)	(1,577)	(1,085)
Bank owned life insurance	(180)	(2,680)	(10,180)
Mortgage banking branch	(163)	-	-
Proceeds from:
Principal repayments on mortgage-related securities	28,572	32,968	39,935
Maturities of debt securities	10,435	15,686	14,855
Sales of debt securities	-	448	-
Death benefit from bank owned life insurance	474	-	-
Sales of real estate owned	3,134	3,733	7,796
Net cash used in investing activities	(79,871)	(94,876)	(25,030)

Financing activities:
Net increase in deposits	71,115	17,969	56,050
Net change in short term borrowings	(41,239)	(26,870)	65,952
Repayment of long term debt	(165,000)	(149,000)	(220,000)
Proceeds from long term debt	255,000	175,000	100,000
Net (decrease) increase in advance payments by borrowers for taxes	(505)	160	1,055
Cash dividends in common stock	(27,050)	(26,952)	(6,917)
Proceeds from stock option exercises	1,304	1,052	3,556
Purchase of common stock returned to authorized but unissued	(19,196)	(2,190)	(3,858)
Net cash provided by (used in) financing activities	74,429	(10,831)	(4,162)
Increase (decrease) in cash and cash equivalents	37,494	1,390	(53,254)
Cash and cash equivalents at beginning of year	48,607	47,217	100,471
Cash and cash equivalents at end of year	$86,101	48,607	47,217

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$10,168	17,081	14,352
Interest payments	19,014	16,392	21,018
Noncash investing activities:
Loans receivable transferred to other real estate	545	2,171	4,590
Dividends declared but not paid in other liabilities	3,798	3,894	3,677
 See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2018, 2017 and 2016

1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Waterstone Financial, Inc. and subsidiaries (collectively, the “Company”), conform to U.S. generally accepted accounting principles, or (“GAAP”), and are used in preparing and presenting these consolidated financial statements.

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

Available for Sale Securities

At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity.  Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations.  Available for sale securities are carried at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of equity in accumulated other comprehensive income (loss).  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities and collateralized mortgage obligations, over the estimated life of the security. Such amortization or accretion is included in interest income from securities.  Realized gains or losses on securities sales (using specific identification method) are included in other income.  Declines in value judged to be other than temporary are included in net impairment losses recognized in earnings in the consolidated statements of operations.

Other Than Temporary Impairment

One of the significant estimates related to securities is the evaluation of investments for other than temporary impairment.  The Company assesses investment securities with unrealized loss positions for other than temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either temporary or other than temporary.  In evaluating other than temporary impairment, management considers the length of time and extent to which the fair value has been less than cost and the expected recovery period of the security, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.  Declines in the fair value of investment securities below amortized cost are deemed to be other than temporary when the Company cannot assert that it will recover its amortized cost basis, including whether the present value of cash flows expected to be collected is less than the amortized cost basis of the security. If it is more likely than not that the Company will be required to sell the security before recovery or if the Company has the intent to sell, an other than temporary impairment write down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value.  If it is not more likely than not that the Company will be required to sell the security before recovery and if the Company does not intend to sell, the other than temporary impairment write down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to other factors, which is recognized as a separate component of equity.  Following the recognition of an other than temporary impairment representing credit loss, the book value of an investment less the impairment loss realized becomes the new cost basis.  The determination as to whether an other than temporary impairment exists and, if so, the amount considered other than temporarily impaired, or not impaired, is subjective and, therefore, the timing and amount of other than temporary impairments constitute material estimates that are subject to significant change.

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

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprised approximately 75.1% of total mortgage banking noninterest expense for 2018.

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

A loan is accounted for as a troubled debt restructuring if the Company, for economic reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider.  A troubled debt restructuring typically involves a modification of terms such as a reduction of the stated interest rate, a deferral of principal payments or a combination of both for a temporary period of time.  If the borrower was performing in accordance with the original contractual terms at the time of the restructuring, the restructured loan is accounted for on an accruing basis as long as the borrower continues to comply with the modified terms.  If the loan was not accounted for on an accrual basis at the time of restructuring, the restructured loan remains in non-accrual status until the loan completes a minimum of six consecutive contractual payments.

h)	Allowance for Loan Losses

The allowance for loan losses is presented as a reserve against loans and represents the Bank’s assessment of probable loan losses inherent in the loan portfolio.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Estimated loan losses are charged against the allowance when the loan balance is confirmed to be uncollectible directly or indirectly by the borrower or upon initiation of a foreclosure action by the Bank.  Subsequent recoveries, if any, are credited to the allowance.

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

The Bank evaluates the need for specific valuation allowances on loans that are considered impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Within the loan portfolio, all non-accrual loans and loans modified under troubled debt restructurings have been determined by the Bank to meet the definition of an impaired loan.  In addition, other loans may be considered impaired loans.  A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.

The Bank also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors.

The appropriateness of the allowance for loan losses is approved quarterly by the Bank’s board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans, as well as other credit risks of the Bank, and is based on a risk model developed and implemented by management and approved by the Bank’s board of directors.

Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators periodically review the Bank’s allowance for loan losses. Such regulators have the authority to require the Bank to recognize additions to the allowance at the time of their examination.

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

The Company purchases bank owned life insurance on the lives of certain employees.  The Company is the beneficiary of the life insurance policies.  The cash surrender value of life insurance is reported at the amount that would be received in cash if the polices were surrendered.  Increases in the cash value of the policies and proceeds of death benefits received are recorded in noninterest income.  The increase in cash surrender value of life insurance is not subject to income taxes, as long as the Company has the intent and ability to hold the policies until the death benefits are received.

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

The Company evaluates the realizability of its deferred tax assets on a quarterly basis.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination.  The benefit of uncertain tax positions are initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.   Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

n)	Earnings Per Share

Earnings per share (EPS) are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.  Shares of the Employee Stock Ownership Plan committed to be released are considered outstanding for both common and diluted EPS.  Incentive stock compensation awards granted can result in dilution.

o)	Comprehensive Income

Comprehensive income is the total of reported net income and changes in unrealized gains or losses, net of tax, on securities available for sale.

p)	Employee Stock Ownership Plan (ESOP)

Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released to participants in the ESOP in each respective period.  Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated statements of financial condition at cost as a reduction of shareholders’ equity.

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

·
Debit and credit card interchange fee income - Card processing fees consist of interchange fees from consumer debit and credit card networks and other card related services.  Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.

·
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

·
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

ASC Topic 842 "Leases." Authoritative accounting guidance under ASC Topic 842, "Leases" amended prior guidance to require lessees to recognize the assets and liabilities arising from all leases on the balance sheet. The authoritative guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In addition, the qualifications for a sale and leaseback transaction have been amended. The new authoritative guidance also requires qualitative and quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a prospective approach. The authoritative guidance will be effective for reporting periods after January 1, 2019. The Company adopted ASC 842 on January 1, 2019.  The cumulative effect did not have a material impact on the Company's statements of operations. The effect of this guidance increased the statements of or financial condition by approximately $10.0 million.  The Company's adoption of this guidance has not materially changed the method in which we previously recognized expense from leases.

ASC Topic 718 "Compensation - Stock Compensation." Authoritative accounting guidance under ASC Topic 718, "Compensation - Stock Compensation" amended prior guidance on several aspects, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The authoritative guidance allows for all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. For earnings per share, anticipated excess tax benefits will not be included in assumed proceeds when applying the treasury method for computing dilutive shares.  For the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The authoritative guidance also allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The Company adopted this standard on January 1, 2017. See Note 13 for the impact on the Company's statement of operations.

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

Management has met with the necessary departments needed to implement the new accounting guidance.  The Company had identified appropriate loan portfolio segments, determined modeling choices to use, and identified historical information needed.  A model calculation is in process along with deciding on assumptions within the model.  The Company is also working on updating its accounting policies and assessing the control framework needed around the new standard.

ASC Topic 310 "Receivables - Nonrefundable Fees and Other Costs." Authoritative accounting guidance under ASC Topic 310 "Receivables - Nonrefundable Fees and Other Costs" amends prior guidance by shortening the amortization period for certain callable debt securities held at a premium requiring the premium to be amortized to the earliest call date. The Company adopted ASC 310 as of January 1, 2019 with no material impact on the Company's statements of operations or financial condition.

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

2)	Securities

Securities Available for Sale

The amortized cost and fair value of the Company’s investment in securities follow:

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$42,105	91	(565)	41,631
Collateralized mortgage obligations
Government sponsored enterprise issued	75,923	243	(1,211)	74,955
Mortgage related securities	118,028	334	(1,776)	116,586

Municipal securities	55,242	825	(119)	55,948
Other debt securities	15,002	-	(1,816)	13,186
Debt securities	70,244	825	(1,935)	69,134

	$188,272	1,159	(3,711)	185,720

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$57,351	324	(240)	57,435
Collateralized mortgage obligations
Government sponsored enterprise issued	61,313	3	(816)	60,500
Mortgage related securities	118,664	327	(1,056)	117,935

Government sponsored enterprise bonds	2,500	-	(3)	2,497
Municipal securities	62,516	1,334	(81)	63,769
Other debt securities	15,005	12	(492)	14,525
Debt securities	80,021	1,346	(576)	80,791

Certificates of deposit	980	1	-	981
	$199,665	1,674	(1,632)	199,707

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2018, $1.8 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair value of securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2018
	Amortized cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$6,992	6,963
Due after one year through five years	20,891	20,833
Due after five years through ten years	31,754	32,448
Due after ten years	10,607	8,890
Mortgage-related securities	118,028	116,586
	$188,272	185,720

Total proceeds and gross gains and losses from sales of investment securities available for sale for each of periods listed below.

	December 31,
	2018	2017	2016
	(In Thousands)
Gross gains	$-	-	-
Gross losses	-	(107)	-
Losses on sale of investment securities, net	$-	(107)	-

Proceeds from sales of investment securities	$-	448	-

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$3,036	(9)	33,029	(556)	36,065	(565)
Collateralized mortgage obligations
Government sponsored enterprise issued	3,079	(13)	47,279	(1,198)	50,358	(1,211)
Municipal securities	7,595	(17)	11,272	(102)	18,867	(119)
Other debt securities	-	-	13,186	(1,816)	13,186	(1,816)
	$13,710	(39)	104,766	(3,672)	118,476	(3,711)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$35,136	(143)	4,464	(97)	39,600	(240)
Collateralized mortgage obligations
Government sponsored enterprise issued	37,949	(348)	21,651	(468)	59,600	(816)
Government sponsored enterprise bonds	2,497	(3)	-	-	2,497	(3)
Municipal securities	17,096	(80)	100	(1)	17,196	(81)
Other debt securities	-	-	9,508	(492)	9,508	(492)
Certificates of deposit	-	-	-	-	-	-
	$92,678	(574)	35,723	(1,058)	128,401	(1,632)

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment.  In evaluating whether a security’s decline in market value is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, financial condition of the issuer and the underlying obligors, quality of credit enhancements, volatility of the fair value of the security, the expected recovery period of the security and ratings agency evaluations.  In addition, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral.

As of December 31, 2018, the Company identified one municipal security that was deemed to be other-than-temporarily impaired.  The security was issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company’s analysis of the security in this municipality resulted in $77,000 in credit losses that were charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of December 31, 2018, the remaining impaired security had an amortized cost of $116,000 and a total life-to-date impairment of $94,000.

As of December 31, 2018, the Company had two corporate debt securities, 32 municipal securities, 43 mortgage-backed securities, and 37 government sponsored enterprise issued securities which had been in an unrealized loss position for twelve months or longer.  These securities were determined not to be other-than-temporarily impaired as of December 31, 2018. The Company has determined that the decline in fair value of these securities is not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

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

There were no sales of securities during the years ended December 31, 2018 and December 31, 2016.  During the year ended December 31, 2017, proceeds from the sale of securities totaled $448,000 and resulted in losses totaling $107,000. The $107,000 included in loss on sale of available for sale securities in the consolidated statements of income during the year ended December 31, 2017 was reclassified from accumulated other comprehensive income.

The following table presents the change in other-than-temporary credit related impairment charges on municipal securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit-related impairments on securities as of December 31, 2016	$94
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	$-
Decrease in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of December 31, 2017	$94
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	$-
Increase in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of December 31, 2018	$94

3)	Loans Receivable

Loans receivable at December 31, 2018 and 2017 are summarized as follows:

	December 31,
	2018	2017
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$489,979	439,597
Multi family	597,087	578,440
Home equity	19,956	21,124
Construction and land	13,361	19,859
Commercial real estate	225,522	195,842
Consumer	433	255
Commercial loans	32,810	36,697
Total loans receivable	$1,379,148	1,291,814

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 80.3% of the Company’s loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.

Qualifying loans receivable totaling $1.01 billion and $971.3 million are pledged as collateral against $430.0 million and $375.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at both December 31, 2018 and December 31, 2017.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank.  As of December 31, 2018 and December 31, 2017, loans aggregating approximately $5.3 million and $7.0 million, respectively, were outstanding to such parties.  None of these loans were past due or considered impaired as of December 31, 2018 or December 31, 2017.

An analysis of past due loans receivable as of December 31, 2018 and 2017 follows:

	As of December 31, 2018
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$1,523	76	3,834	5,433	484,546	489,979
Multi family	-	-	937	937	596,150	597,087
Home equity	216	42	111	369	19,587	19,956
Construction and land	-	-	-	-	13,361	13,361
Commercial real estate	39	-	125	164	225,358	225,522
Consumer	29	-	-	29	404	433
Commercial loans	-	-	18	18	32,792	32,810
Total	$1,807	118	5,025	6,950	1,372,198	1,379,148

	As of December 31, 2017
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$1,494	146	3,516	5,156	434,441	439,597
Multi family	-	128	192	320	578,120	578,440
Home equity	68	-	56	124	21,000	21,124
Construction and land	-	-	-	-	19,859	19,859
Commercial real estate	-	-	184	184	195,658	195,842
Consumer	-	-	-	-	255	255
Commercial loans	-	42	26	68	36,629	36,697
Total	$1,562	316	3,974	5,852	1,285,962	1,291,814

(1)	Includes $422,000 and $241,000 for December 31, 2018 and 2017, respectively, which are on non-accrual status.
(2)	Includes $118,000 and $15,000 for December 31, 2018 and 2017, respectively, which are on non-accrual status.
(3)	Includes $990,000 and $1.8 million for December 31, 2018 and 2017, respectively, which are on non-accrual status.

As of December 31, 2018 and 2017, there were no loans that were 90 or more days past due and still accruing interest.

A summary of the activity for the years ended 2018, 2017 and 2016 in the allowance for loan losses follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2018
Balance at beginning of period	$5,794	4,431	356	949	1,881	10	656	14,077
Provision (credit) for loan losses	(142)	(353)	(56)	(589)	243	10	(173)	(1,060)
Charge-offs	(69)	(14)	(1)	-	-	-	-	(84)
Recoveries	159	89	26	40	2	-	-	316
Balance at end of period	$5,742	4,153	325	400	2,126	20	483	13,249

Year ended December 31, 2017
Balance at beginning of period	$7,164	4,809	364	1,016	1,951	12	713	16,029
Provision (credit) for loan losses	(299)	(494)	(34)	(215)	(64)	(3)	(57)	(1,166)
Charge-offs	(1,364)	(92)	-	(14)	(7)	-	-	(1,477)
Recoveries	293	208	26	162	1	1	-	691
Balance at end of period	$5,794	4,431	356	949	1,881	10	656	14,077

Year ended December 31, 2016
Balance at beginning of period	$7,763	5,000	433	904	1,680	9	396	16,185
Provision for loan losses	(407)	146	7	43	271	3	317	380
Charge-offs	(1,003)	(489)	(112)	(3)	-	-	-	(1,607)
Recoveries	811	152	36	72	-	-	-	1,071
Balance at end of period	$7,164	4,809	364	1,016	1,951	12	713	16,029

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2018 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$73	-	46	-	67	-	-	186
Allowance related to loans collectively evaluated for impairment	5,669	4,153	279	400	2,059	20	483	13,063

Balance at end of period	$5,742	4,153	325	400	2,126	20	483	13,249

Loans individually evaluated for impairment	$7,642	1,309	246	-	2,885	-	18	12,100

Loans collectively evaluated for impairment	482,337	595,778	19,710	13,361	222,637	433	32,792	1,367,048
Total gross loans	$489,979	597,087	19,956	13,361	225,522	433	32,810	1,379,148

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2017 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$77	-	44	-	34	-	-	155
Allowance related to loans collectively evaluated for impairment	5,717	4,431	312	949	1,847	10	656	13,922

Balance at end of period	$5,794	4,431	356	949	1,881	10	656	14,077

Loans individually evaluated for impairment	$7,418	1,007	185	-	540	-	26	9,176

Loans collectively evaluated for impairment	432,179	577,433	20,939	19,859	195,302	255	36,671	1,282,638
Total gross loans	$439,597	578,440	21,124	19,859	195,842	255	36,697	1,291,814

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of December 31, 2018 and 2017:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At December 31, 2018	(In Thousands)
Substandard	$7,799	1,309	246	-	678	-	889	10,921
Watch	4,662	491	468	-	4,343	-	906	10,870
Pass	477,518	595,287	19,242	13,361	220,501	433	31,015	1,357,357
	$489,979	597,087	19,956	13,361	225,522	433	32,810	1,379,148

At December 31, 2017	(In Thousands)
Substandard	$7,581	1,135	138	-	1,124	-	1,585	11,563
Watch	4,939	330	401	-	295	-	741	6,706
Pass	427,077	576,975	20,585	19,859	194,423	255	34,371	1,273,545
	$439,597	578,440	21,124	19,859	195,842	255	36,697	1,291,814

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers' loan committee review and approval of all loans in excess of $500,000.  A member of the credit department, independent of the loan originator, performs a loan review for all loans. Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, multi-family, construction and land, and commercial real estate  that individually, or as part of an overall borrower relationship exceed $1.0 million in potential exposure and review commercial loans that individually, or as part of an overall borrower relationship exceed $200,000 in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage.  Watch loans have potential weaknesses that deserve management’s attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit.  Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged.  These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

The Company’s procedures dictate that an updated valuation must be obtained with respect to underlying collateral at the time a loan is deemed impaired.  Updated valuations may also be obtained upon transfer from loans receivable to real estate owned based upon the age of the prior appraisal, changes in market conditions or known changes to the physical condition of the property.

Estimated fair values are reduced to account for sales commissions, broker fees, unpaid property taxes and additional selling expenses to arrive at an estimated net realizable value.  The adjustment factor is based upon the Company’s actual experience with respect to sales of real estate owned over the prior two years.  In situations in which we are placing reliance on an appraisal that is more than one year old, an additional adjustment factor is applied to account for downward market pressure since the date of appraisal.  The additional adjustment factor is based upon relevant sales data available for our general operating market as well as company-specific historical net realizable values as compared to the most recent appraisal prior to disposition.

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

The following tables present data on impaired loans as of and for the year ended December 31, 2018 and 2017.

	As of or for the Year Ended December 31, 2018
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid YTD
Total Impaired with Reserve
One- to four-family	$462	462	73	-	470	32
Multi family	-	-	-	-	-	-
Home equity	107	107	46	-	110	7
Construction and land	-	-	-	-	-	-
Commercial real estate	2,493	2,902	67	409	4,058	181
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$3,062	3,471	186	409	4,638	220

Total Impaired with no Reserve

One- to four-family	$7,180	8,120	-	940	7,355	383
Multi family	1,309	2,142	-	833	1,351	96
Home equity	139	139	-	-	144	5
Construction and land	-	-	-	-	-	-
Commercial real estate	392	392	-	-	431	15
Consumer	-	-	-	-	-	-
Commercial	18	18	-	-	25	-
	$9,038	10,811	-	1,773	9,306	499

Total Impaired

One- to four-family	$7,642	8,582	73	940	7,825	415
Multi family	1,309	2,142	-	833	1,351	96
Home equity	246	246	46	-	254	12
Construction and land	-	-	-	-	-	-
Commercial real estate	2,885	3,294	67	409	4,489	196
Consumer	-	-	-	-	-	-
Commercial	18	18	-	-	25	-
	$12,100	14,282	186	2,182	13,944	719

	As of or for the Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid YTD
Total Impaired with Reserve
One- to four-family	$903	903	77	-	913	52
Multi family	-	-	-	-	-	-
Home equity	79	79	44	-	83	6
Construction and land	-	-	-	-	-	-
Commercial real estate	34	443	34	409	43	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$1,016	1,425	155	409	1,039	58

Total Impaired with no Reserve

One- to four-family	$6,515	7,604	-	1,089	6,796	359
Multi family	1,007	1,864	-	857	1,005	94
Home equity	106	106	-	-	111	5
Construction and land	-	-	-	-	-	-
Commercial real estate	506	506	-	-	513	19
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	$8,160	10,106	-	1,946	8,451	477

Total Impaired

One- to four-family	$7,418	8,507	77	1,089	7,709	411
Multi family	1,007	1,864	-	857	1,005	94
Home equity	185	185	44	-	194	11
Construction and land	-	-	-	-	-	-
Commercial real estate	540	949	34	409	556	19
Consumer	-	-	-	-	-	-
Commercial	26	26	-	-	26	-
	$9,176	11,531	155	2,355	9,490	535
The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

When a loan is considered impaired, interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower’s financial condition and prospects for repayment, including consideration of the borrower’s sustained historical repayment performance and other relevant factors.

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $9.0 million of impaired loans as of December 31, 2018 for which no allowance has been provided, $1.8 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan’s net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

The following presents data on troubled debt restructurings:

	As of December 31, 2018
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$2,740	2	$844	5	$3,584	7
Multi family	-	-	372	2	372	2
Commercial real estate	2,759	2	17	1	2,776	3
	$5,499	4	$1,233	8	$6,732	12

	As of December 31, 2017
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$2,740	2	$1,156	7	$3,896	9
Multi family	-	-	815	3	815	3
Home equity	47	1	-	-	47	1
Commercial real estate	290	1	34	1	324	2
	$3,077	4	$2,005	11	$5,082	15

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At December 31, 2018, $6.7 million in loans had been modified in troubled debt restructurings and $1.2 million of these loans were included in the non-accrual loan total.  The remaining $5.5 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $67,000 valuation allowance has been established as of December 31, 2018 with respect to the $6.7 million in troubled debt restructurings.  As of December 31, 2017, $34,000 in valuation allowance had been established with respect to the $5.1 million in troubled debt restructurings.

If an updated credit department review indicates no other evidence of elevated credit risk and the borrower completes a minimum of six consecutive contractual payments, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type at December 31, 2018 and 2017:

	As of December 31, 2018
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$5,848	7	546	2	6,394	9
Interest reduction	338	3	-	-	338	3
	$6,186	10	546	2	6,732	12

	As of December 31, 2017
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$4,022	9	660	2	4,682	11
Principal forbearance	47	1	-	-	47	1
Interest reduction	353	3	-	-	353	3
	$4,422	13	660	2	5,082	15

The following presents data on troubled debt restructurings:

	For the Year Ended
	December 31, 2018		December 31, 2017
	Amount	Number	Amount	Number
	(Dollars in Thousands)
Loans modified as a troubled debt restructure
Commercial real estate	$2,476	1	-	-
	$2,476	1	-	-

There were no troubled debt restructurings within the past twelve months for which there was a default during the year ended December 31, 2018.

The following table presents data on non-accrual loans:

	As of December 31,
	2018	2017
	(Dollars in Thousands)
Residential
One- to four-family	$4,902	4,677
Multi family	1,309	1,007
Home equity	201	107
Construction and land	-	-
Commercial real estate	125	251
Commercial	18	26
Consumer	-	-
Total non-accrual loans	$6,555	6,068

Total non-accrual loans to total loans	0.48%	0.47%
Total non-accrual loans to total assets	0.34%	0.34%

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2018	2017
	(In Thousands)
Land	$7,357	6,668
Office buildings and improvements	32,473	30,587
Furniture and equipment	13,518	13,585
	53,348	50,840
Less accumulated depreciation	(28,824)	(27,899)
	$24,524	22,941

Depreciation of premises and equipment totaled $2.3 million, $2.1 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company and certain subsidiaries are obligated under non-cancelable operating leases for other facilities and equipment.  Rent and equipment lease expense totaled $5.2 million, $4.8 million and $4.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The appropriate minimum annual commitments under all non-cancelable lease agreements as of December 31, 2018 are as follows:

Operating leases
(In Thousands)
Within one year	$3,454
One to two years	2,598
Two to three years	1,626
Three to four years	1,021
Four through five years	792
After five years	914
Total	$10,405

5)	Real Estate Owned

Real estate owned is summarized as follows:

	December 31,
	2018	2017
	(In Thousands)
One- to four-family	$163	1,330
Multi-family	-	-
Construction and land	3,327	4,582
Commercial real estate	300	300
Total	3,790	6,212
Valuation allowance at end of period	(1,638)	(1,654)
Total real estate owned, net	$2,152	4,558

The following table presents the activity in real estate owned:

	Year Ended December 31,
	2018	2017
	(In Thousands)
Real estate owned at beginning of period	$4,558	6,118
Transferred in from loans receivable	545	2,171
Sales	(2,642)	(3,213)
Write downs	(309)	(514)
Other activity	-	(4)
Real estate owned at end of period	$2,152	4,558

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.2 million and $2.3 million at December 31, 2018 and December 31, 2017, respectively.

6)	Mortgage Servicing Rights

The following table presents the activity related to the Company’s mortgage servicing rights:

	Year ended December 31,
	2018	2017
	(In Thousands)
Mortgage servicing rights at beginning of the period	$888	$2,260
Additions	427	998
Amortization	(191)	(106)
Sales	(1,015)	(2,264)
Mortgage servicing rights at end of the period	109	888
Valuation allowance at end of period	-	-
Mortgage servicing rights at the end of the period, net	$109	$888

During the year ended December 31, 2018, on a consolidated basis, $2.51 billion in residential loans were originated for sale, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank. During the same period, sales of loans held for sale totaled $2.52 billion, generating mortgage banking income of $113.2 million. The unpaid principal balance of loans serviced for others was $14.1 million and $126.3 million at December 31, 2018 and December 31, 2017 respectively. These loans are not reflected in the consolidated statements of financial condition.

During the year ended December 31, 2018,  the Company sold mortgage servicing rights related to $148.7 million in loans receivable and with a book value of $1.0 million for $1.4 million resulting in a gain on sale of $417,000. During the year ended December 31, 2017, the Company sold mortgage servicing rights related to $295.1 million in loans receivable and with a book value of $2.3 million for $2.5 million resulting in a gain on sale of $178,000.

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2018 for the periods indicated:

		(In Thousands)
Estimate for the years ended December 31:	2019	$25
2020		21
2021		18
2022		15
2023		12
Thereafter		18
Total		$109

7)	Deposits

The aggregate amount of time deposit accounts with balances greater than $250,000 at December 31, 2018 and 2017 amounted to $60.1 million and $45.9 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2018	2017	2016
	(In Thousands)
Interest-bearing demand deposits	$33	28	19
Money market and savings deposits	599	401	392
Time deposits	10,995	7,310	6,953
	$11,627	7,739	7,364

A summary of the contractual maturities of time deposits at December 31, 2018 is as follows:

(In Thousands)
Within one year	$472,540
One to two years	238,524
Two to three years	21,573
Three to four years	2,245
Four through five years	991
$735,873

8)	Borrowings

Borrowings consist of the following:

	December 31, 2018		December 31, 2017
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreements	$5,046	5.39%	11,285	4.32%
Federal Home Loan Bank, Chicago advances	-	-	35,000	1.28%

Long term:
Federal Home Loan Bank advances maturing:
2018	-	-	65,000	2.97%
2021	-	-	100,000	0.78%
2027	175,000	1.38%	175,000	1.38%
2028	255,000	2.37%	-	-

	$435,046	2.01%	386,285	1.57%

The short-term repurchase agreements represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed.  The short-term repurchase agreement had a $5.0 million balance on a total commitment of $35.0 million at December 31, 2018.

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

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company’s borrowings at the FHLBC are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 64% of the carrying value of home equity loans and 75% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $19.4 million at December 31, 2018 and $16.9 million at December 31, 2017. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

9)	Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements, or overall financial performance deemed by the regulators to be inadequate, can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company's and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The table below includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At December 31, 2018, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

The actual and required capital amounts and ratios as of December 31, 2018 and 2017 are presented in the table below:

		December 31, 2018
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	$414,566	28.22%	117,506	8.00%	145,046	9.880%	N/A	N/A
WaterStone Bank	395,783	26.95%	117,490	8.00%	145,027	9.880%	146,863	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	401,317	27.32%	88,130	6.00%	115,670	7.880%	N/A	N/A
WaterStone Bank	382,534	26.05%	88,118	6.00%	115,655	7.880%	117,490	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	401,317	27.32%	66,097	4.50%	93,638	6.380%	N/A	N/A
WaterStone Bank	382,534	26.05%	66,088	4.50%	93,625	6.380%	95,461	6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial , Inc.	401,317	21.06%	76,214	4.00%	N/A	N/A	N/A	N/A
WaterStone Bank	382,534	20.08%	76,214	4.00%	N/A	N/A	95,268	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	382,534	20.01%	114,712	6.00%	N/A	N/A	N/A	N/A

	December 31, 2017
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	$426,057	30.75%	110,829	8.00%	128,146	9.25%	N/A	N/A
WaterStone Bank	400,792	28.93%	110,812	8.00%	128,127	9.25%	138,515	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	411,980	29.74%	83,122	6.00%	100,439	7.25%	N/A	N/A
WaterStone Bank	386,715	27.92%	83,109	6.00%	100,424	7.25%	110,812	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	411,980	29.74%	62,341	4.50%	79,658	5.75%	N/A	N/A
WaterStone Bank	386,715	27.92%	62,332	4.50%	79,646	5.75%	90,035	6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial , Inc.	411,980	22.43%	73,481	4.00%	N/A	N/A	N/A	N/A
WaterStone Bank	386,715	21.10%	73,304	4.00%	N/A	N/A	91,630	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	386,715	21.44%	108,243	6.00%	N/A	N/A	N/A	N/A

10)	Stock Based Compensation

Stock-Based Compensation Plan

In 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan.  All stock awards granted under this plan vest over a period of five years and are required to be settled in shares of the Company’s common stock.  The exercise price for all stock options granted is equal to the quoted NASDAQ market closing price on the date that the awards were granted and expire ten years after the grant date, if not exercised.  All restricted stock grants are issued from previously unissued shares.

In 2015, the Company's shareholders approved the 2015 Equity Incentive Plan. A total of 2,530,000 stock options and 1,012,000 restricted shares were approved for award.  A total of 1,317,000 stock options and 466,000 restricted stock are available to be issued as of December 31, 2018. The stock options granted to employees under this plan typically vest over a period of five years. The stock option awards granted to directors under this plan vest over a period of eight years. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees under this plan vest in five installments over four years with one installment vesting immediately. The stock awards granted to directors under this plan vest in eight installments over seven years with one installment vesting immediately. The fair value of the restricted stock awards were  equal to the quoted NASDAQ market closing price on the vest date.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of Waterstone Financial, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the years ended December 31, 2018 and 2017.

	2018		2017
	Minimum	Maximum	Minimum	Maximum
Dividend Yield	2.70%	2.74%	2.48%	2.71%
Risk-free interest rate	2.57%	2.96%	1.80%	1.93%
Expected volatility	16.27%	30.88%	27.79%	32.54%
Weighted average expected life	5.4	6.2	5.3	5.5
Weighted average per share value of options	$1.97	4.26	4.01	4.63

The Company adjusts compensation expense at time of actual stock grant forfeiture.

A summary of the Company’s stock option activity for the years ended December 31, 2018, 2017 and 2016 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Years Remaining in Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding December 31, 2015	2,103,047	$12.90	6.15	2,533
Options exercisable at December 31, 2015	810,255	14.25	1.63	(123)

Granted	55,000	15.54		151
Exercised	(736,548)	15.04		2,388
Forfeited	(59,000)	13.15		303
Outstanding December 31, 2016	1,362,499	11.83	7.74	8,785
Options exercisable at December 31, 2016	304,595	9.66	6.44	2,625

Granted	20,000	18.78		(35)
Exercised	(211,205)	6.48		2,233
Forfeited	(12,195)	14.83		27
Outstanding December 31, 2017	1,159,099	12.89	7.24	4,870
Options exercisable at December 31, 2017	331,097	12.53	7.10	1,501

Granted	80,000	17.23		3
Exercised	(106,030)	12.30		473
Forfeited	(72,000)	13.97		224
Outstanding December 31, 2018	1,061,069	13.21	6.47	3,850
Options exercisable at December 31, 2018	421,068	12.78	6.23	1,688

The following table summarizes information about the Company's stock options outstanding at December 31, 2018.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price	Remaining Life (Years)
Range of Exercise Prices
$0.01 - $5.00	4,237	$1.73	3.01	4,237	$1.73	3.01
$5.01 - $10.00	-	-	-	-	-	-
$10.01 - $15.00	956,832	12.82	6.22	408,831	12.82	6.22
Over $15.01	100,000	17.54	9.05	8,000	18.23	8.23
	1,061,069	$13.21	6.47	421,068	$12.78	6.23

The following table summarizes information about the Company’s nonvested stock option activity for the years ended December 31, 2018 and 2017:

Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2016	1,057,904	$3.16
Granted	20,000	4.26
Vested	(237,707)	2.87
Forfeited	(12,195)	3.55
Nonvested at December 31, 2017	828,002	3.27

Nonvested at December 31, 2017	828,002	3.27
Granted	80,000	3.66
Vested	(200,001)	3.27
Forfeited	(68,000)	3.46
Nonvested at December 31, 2018	640,001	3.30

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  During the year ended December 31, 2018, 80,000 options were granted, 72,000 were forfeited, of which 4,000 were vested.  During the year ended December 31, 2017, 20,000 options were granted, 12,195 were forfeited, of which none were vested.  During the year ended December 31, 2016, 55,000 options were granted and 59,000 were forfeited, of which none were vested.  Expense for the stock options granted of $608,000, $638,000 and $641,000 was recognized during the years ended December 31, 2018, 2017 and 2016, respectively.  At December 31, 2018, the Company had $1.7 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 27 months.

The following table summarizes information about the Company’s restricted stock shares activity for the years ended December 31, 2018 and 2017:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	378,762	$12.39
Granted	-	-
Vested	(119,562)	11.39
Forfeited	-	-
Nonvested at December 31, 2017	259,200	12.85

Nonvested at December 31, 2017	259,200	12.85
Granted	-	-
Vested	(93,100)	12.84
Forfeited	(3,500)	12.75
Nonvested at December 31, 2018	162,600	12.85

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  During the year ended December 31, 2018, no shares of restricted stock were granted and 3,500 shares were forfeited.  During the year ended December 31, 2017, no shares of restricted stock were granted and no shares were forfeited.  Expense for the restricted stock awards of $1.2 million, $1.3 million and $1.3 million was recorded for the years ended December 31, 2018, 2017 and 2016, respectively.  At December 31, 2018, the Company had $1.1 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 32 months.

11)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank’s plan.  Waterstone Mortgage employees over 18 years of age are eligible to participate in its plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made matching contributions of $971,000, $825,000 and $759,000 to the plans during the years ended December 31, 2018, 2017 and 2016 respectively.

12)	Employee Stock Ownership Plan

All employees are eligible to participate in the WaterStone Bank Employee Stock Ownership Plan (the “Plan”) after they attain twenty one years of age and complete twelve consecutive months of service in which they work at least 1,000 hours of service.  The Plan debt is secured by shares of the Company.  The Company has committed to make annual contributions to the Plan necessary to repay the loan, including interest.

During the year ended December 31, 2014, the Plan borrowed an additional $23.8 million from the Company, refinanced the remaining 83,561 shares (related to the 2005 Plan purchase), and purchased an additional 2,024,000 shares of common stock of the Company in the open market.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-twentieth of the total 2,107,561 shares are scheduled to be released annually as shares are earned over a period of twenty years, beginning with the period ended December 31, 2014.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as “Unearned ESOP shares” in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $1.8 million, $2.0 million and $1.6 million, respectively for the years ended December 31, 2018, 2017 and 2016.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, 2018 and 2017 is as follows:

	2018	2017
Beginning ESOP shares	1,686,049	1,791,427
Shares committed to be released	(105,378)	(105,378)
Unreleased shares	1,580,671	1,686,049
Fair value of unreleased shares (in millions)	$26.5	28.7

13)	Income Taxes

The provision for income taxes for the year ended December 31, 2018, 2017 and 2016 consists of the following:

	Years ended December 31,
	2018	2017	2016
	(In Thousands)
Current:
Federal	$7,087	13,028	12,255
State	1,904	2,362	2,643
	8,991	15,390	14,898
Deferred:
Federal	452	2,960	1,084
State	83	119	480
	535	3,079	1,564
Total	$9,526	18,469	16,462

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2018, 2017 and 2016 as follows:

	Years ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Income before income taxes	$40,280	44,433	41,994
Tax at Federal statutory rate (21% in 2018, 35% in 2017 and 2016)	8,459	15,552	14,698
Add (deduct) effect of:
State income taxes net of Federal income tax benefit	1,570	1,613	2,030
Cash surrender value of life insurance	(388)	(632)	(619)
Non-deductible ESOP and stock option expense	188	380	268
Tax-exempt interest income	(248)	(449)	(529)
Non-deductible compensation	177	280	254
Stock option write off	-	-	773
Deferred tax asset revaluation	-	2,644	-
Stock compensation	(160)	(1,074)	(517)
Other	(72)	155	104
Income tax provision	9,526	18,469	16,462
Effective tax rate	23.6%	41.6%	39.2%

The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2018 and 2017:

	December 31,
	2018	2017
Gross deferred tax assets:	(In Thousands)
Fixed assets	$-	480
Restricted stock and stock options	526	466
Allowance for loan losses	3,239	3,451
Repurchase reserve for loans sold	139	159
Real estate owned	741	993
Nonaccrual interest	292	305
Capital loss carryforward	23	-
Unrealized loss on impaired securities	23	23
Unrealized loss on securities available for sale, net	695	-
Other	98	192
Total gross deferred tax assets	5,776	6,069
Gross deferred tax liabilities:
Excess tax depreciation	(28)	-
Unrealized gain on securities available for sale, net	-	(11)
Mortgage servicing rights	(29)	(119)
FHLB stock	(68)	(232)
Deferred loan fees	(475)	(703)
Deferred liabilities	(600)	(1,065)
Net deferred tax assets	$5,176	5,004

The Company had a Wisconsin net operating loss carry forward of $24,000 at December 31, 2018 which will begin to expire in 2028. The Company has no capital loss carryforwards as of December 31, 2017.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2018 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and combined state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to state income tax examinations by certain state tax authorities for years before 2014 or subject to federal tax examinations for the years before 2015.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of December 31, 2018 and December 31, 2017.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In thousands)
December 31, 2018
Repurchase Agreements
Short-term	$5,046	-	5,046	5,046	-
	$5,046	-	5,046	5,046	-

December 31, 2017
Repurchase Agreements
Short-term	$11,285	-	11,285	11,285	-
	$11,285	-	11,285	11,285	-

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

	December 31,
	2018	2017
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans(1)	$33,762	31,543
Commitments to extend credit under home equity lines of credit	14,903	14,972
Unused portion of construction loans	79,776	17,097
Unused portion of business lines of credit	16,778	16,878
Standby letters of credit	860	259
           (1) Excludes commitments to originate loans held for sale, which are discussed in the following footnote.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral obtained generally consists of mortgages on the underlying real estate.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2018 and 2017.

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

On December 28, 2018, Plaintiff filed her post-remand brief. In it, Plaintiff asks the Court to reaffirm the arbitration award entered by Arbitrator Pratt in full. Alternatively, she asked the Court to affirm her individual damage award and the awards of 123 other opt-ins whose arbitration agreements permit joinder or class actions. Lastly, Plaintiff asked the Court to have 154 opt-ins intervene and file an amended complaint for individual relief in court. Waterstone opposed the motion on January 28, 2019, and asked the Court to vacate the prior Final Award in full because Herrington’s arbitration agreement only allows for individual arbitration. Plaintiff filed its reply on February 14, 2019.

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

On July 23, 2018, Waterstone filed a motion for partial summary judgment on the claims. It sought to (1) dismiss the time-barred claims of 4 opt-ins and (2) dismiss all other opt-ins due to the denial of conditional certification. In response, all but Werner and Wiesneski filed motions to withdraw their consents to join the case. The Court denied the summary judgment motion on the basis that it was moot due to the opt-in plaintiffs voluntarily dismissing their case.

On October 17, 2018, Werner and Wiesneski asked the Court to send their claims to arbitration. On December 13, 2018, the Court denied the request, finding they had waived their right to arbitrate based on litigating the case in Court for over a year. Thus, the case remained in Court as a two-Plaintiff case.

As of February 2019, the parties have reached a settlement in principle to resolve the claims.  The amount of the settlement would not have a material impact to the financial statements.  The parties are working on finalizing the terms of settlement.

16)	Derivative Financial Instruments

In connection with its mortgage banking activities, the Company enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates.   Mortgage banking derivatives include interest rate lock commitments provided to customers to fund mortgage loans to be sold in the secondary market and forward commitments for the future delivery of such loans.  It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale.  The Company’s mortgage banking derivatives have not been designated as being a hedge relationship.  These instruments are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of ASC 815.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company does not use derivatives for speculative purposes.

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At December 31, 2018, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $276.3 million and interest rate lock commitments with an aggregate notional amount of approximately $164.9 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2018 included a loss of $1.1 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2018 included a gain of $2.0 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This accounting standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. The standard also emphasizes that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, this accounting standard establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(In Thousands)
Available for sale securities
Mortgage-backed securities	$41,631	-	41,631	-
Collateralized mortgage obligations
Government sponsored enterprise issued	74,955	-	74,955	-
Municipal securities	55,948	-	55,948	-
Other debt securities	13,186	-	13,186	-
Loans held for sale	141,616	-	141,616	-
Mortgage banking derivative assets	2,014	-	-	2,014
Mortgage banking derivative liabilities	1,116	-	-	1,116

		Fair Value Measurements Using
	December 31, 2017	Level 1	Level 2	Level 3
	(In Thousands)
Available for sale securities
Mortgage-backed securities	$57,435	-	57,435	-
Collateralized mortgage obligations
Government sponsored enterprise issued	60,500	-	60,500	-
Government sponsored enterprise bonds	2,497	-	2,497	-
Municipal securities	63,769	-	63,769	-
Other debt securities	14,525	-	14,525	-
Certificates of deposit	981	-	981	-
Loans held for sale	149,896	-	149,896	-
Mortgage banking derivative assets	2,004	-	-	2,004
Mortgage banking derivative liabilities	-	-	-	-

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

Mortgage banking derivatives, net

Balance at December 31, 2016	$3,334

Transfer into level 3	-
Mortgage derivative gain, net	(1,330)
Balance at December 31, 2017	2,004

Transfer into level 3	-
Mortgage derivative loss, net	(1,106)
Balance at December 31, 2018	$898

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$2,876	-	-	2,876
Real estate owned	2,152	-	-	2,152

		Fair Value Measurements Using
	December 31, 2017	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$861	-	-	861
Real estate owned	4,558	-	-	4,558
_________
(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2018, loans determined to be impaired with an outstanding balance of $3.1 million were carried net of specific reserves of $186,000 for a fair value of $2,876,000.  At December 31, 2017, loans determined to be impaired with an outstanding balance of $1.0 million were carried net of specific reserves of $155,000 for a fair value of $861,000.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the fair value of real estate owned totaled $309,000 and $514,000 during the year ended December 31, 2018 and 2017, respectively and are recorded in real estate owned expense. At December 31, 2018 and December 31, 2017, real estate owned totaled $2.2 million and $4.6 million, respectively.

Mortgage servicing rights -  The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  For the purpose of measuring impairment, mortgage servicing rights are stratified based upon predominant risk characteristics of the underlying loans.  At December 31, 2018 and December 31, 2017, there was no impairment identified for mortgage servicing rights.

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2018 and December 31, 2017:

	December 31, 2018					December 31, 2017
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$86,101	86,101	73,601	12,500	-	48,607	48,607	39,607	9,000	-
Securities available-for-sale	185,720	185,720	-	185,720	-	199,707	199,707	-	199,707	-
Loans held for sale	141,616	141,616	-	141,616	-	149,896	149,896	-	149,896	-
Loans receivable	1,379,148	1,311,633	-	-	1,311,633	1,291,814	1,291,142	-	-	1,291,142
FHLB stock	19,350	19,350	-	19,350	-	16,875	16,875	-	16,875	-
Accrued interest receivable	5,337	5,337	5,337	-	-	4,924	4,924	4,924	-	-
Mortgage servicing rights	109	109	-	-	109	888	1,125	-	-	1,125
Mortgage banking derivative assets	2,014	2,014	-	-	2,014	2,004	2,004	-	-	2,004

Financial Liabilities
Deposits	1,038,495	1,038,544	302,622	735,922	-	967,380	967,558	278,401	689,157	-
Advance payments by borrowers for taxes	4,371	4,371	4,371	-	-	4,876	4,876	4,876	-	-
Borrowings	435,046	432,269	-	432,269	-	386,285	384,348	-	384,348	-
Accrued interest payable	1,395	1,395	1,395	-	-	886	886	886	-	-
Mortgage banking derivative liabilities	1,116	1,116	-	-	1,116	-	-	-	-	-

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

Loans Held for Sale

Fair value is estimated using the prices of the Company’s existing commitments to sell such loans and/or the quoted market price for commitments to sell similar loans.

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at December 31, 2018 and December 31, 2017.

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

Presented below are the calculations for basic and diluted earnings per share:

	For the year ended December 31,
	2018	2017	2016
	(In Thousands, except per share amounts)
Net income	$30,754	25,964	25,532
Net income available to unvested restricted stockholders	-	-	15
Net income available to common stockholders	$30,754	25,964	25,517

Weighted average shares outstanding	27,363	27,467	27,037
Effect of dilutive potential common shares	271	432	337
Diluted weighted average shares outstanding	27,634	27,899	27,374

Basic income per share	$1.12	0.95	0.94
Diluted income per share	$1.11	0.93	0.93

19)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2018	2017
	(In Thousands)
Assets
Cash and cash equivalents	$20,116	28,954
Investment in subsidiaries	380,897	386,838
Other assets	2,476	207
Total Assets	$403,489	415,999

Liabilities and shareholders' equity
Liabilities:
Other liabilities	$3,810	3,895
Shareholders' equity
Preferred Stock (par value $.01 per share), Authorized - 50,000,000 shares in 2018 and 2017, no shares issued	-	-
Common stock (par value $.01 per share), Authorized - 100,000,000 shares in 2018 and in 2017, Issued - 28,463,239 in 2018 and 29,501,346 in 2017, Outstanding - 28,463,239 in 2018 and 29,501,346 in 2017	285	295
Additional paid-in-capital	330,327	326,655
Retained earnings	187,153	183,358
Unearned ESOP shares	(17,804)	(18,991)
Cost of shares repurchased (7,171,537 in 2018 and 6,030,900 in 2017), at cost	(97,921)	(78,736)
Accumulated other comprehensive loss (net of taxes)	(2,361)	(477)
Total shareholders' equity	399,679	412,104
Total liabilities and shareholders' equity	$403,489	415,999

Statements of Operations

	For the year ended December 31,
	2018	2017	2016
	(In Thousands)

Interest income	$656	675	716
Equity in income of subsidiaries (distributed and undistributed)	30,722	25,937	26,309
Total income	31,378	26,612	27,025

Compensation	-	-	-
Professional fees	37	57	34
Other expense	577	575	553
Total expense	614	632	587

Income before income tax expense	30,764	25,980	26,438

Income tax expense	10	16	906
Net income	$30,754	25,964	25,532

Statements of Cash Flows

	For the year ended December 31,
	2018	2017	2016
	(In Thousands)
Cash flows from operating activities
Net income	$30,754	25,964	25,532
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of unearned ESOP	1,796	1,956	1,633
Stock based compensation	1,760	1,902	1,913
Deferred income taxes	-	(58)	854
Equity in earnings of subsidiaries	(30,722)	(25,937)	(26,309)
Change in other assets and liabilities	(4,019)	530	(2,031)
Net cash (used in) provided by operating activities	(431)	4,357	1,592

Net cash used in investing activities	-	-	-

Dividends received from subsidiary	36,535	14,698	12,783
Cash dividends on common stock	(27,050)	(26,952)	(6,917)
Proceeds from stock option exercises	1,304	1,052	3,556
Purchase of common stock returned to authorized but unissued	(19,196)	(2,190)	(3,858)
Net cash (used in) provided by financing activities	(8,407)	(13,392)	5,564
Net (decrease) increase in cash	(8,838)	(9,035)	7,156
Cash and cash equivalents at beginning of year	28,954	37,989	30,833
Cash and cash equivalents at end of year	$20,116	28,954	37,989

20)	Segment Reporting

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

	As of or for the Year ended December 31, 2018
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income (loss)	$54,946	(850)	81	54,177
Provision (credit) for loan losses	(1,150)	90	-	(1,060)
Net interest income (loss) after provision for loan losses	56,096	(940)	81	55,237

Noninterest income	4,299	115,429	(1,529)	118,199

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	18,385	79,982	(583)	97,784
Occupancy, office furniture, and equipment	3,307	7,548	-	10,855
Advertising	749	3,374	-	4,123
Data processing	1,671	1,105	16	2,792
Communications	425	1,186	-	1,611
Professional fees	967	1,343	17	2,327
Real estate owned	1	-	-	1
Loan processing expense	-	3,372	-	3,372
Other	2,715	8,522	(946)	10,291
Total noninterest expenses	28,220	106,432	(1,496)	133,156
Income before income taxes	32,175	8,057	48	40,280
Income taxes	7,273	2,243	10	9,526
Net income	$24,902	5,814	38	30,754

Total Assets	$1,913,647	166,926	(165,192)	1,915,381

	As of or for the Year ended December 31, 2017
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income	$50,608	(49)	174	50,733
Provision (credit) for loan losses	(1,300)	134	-	(1,166)
Net interest income after provision for loan losses	51,908	(183)	174	51,899

Noninterest income	3,942	122,091	(1,620)	124,413

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	17,495	80,077	(488)	97,084
Occupancy, office furniture and equipment	3,127	7,051	-	10,178
Advertising	627	2,706	-	3,333
Data processing	1,619	805	15	2,439
Communications	408	1,152	-	1,560
Professional fees	782	1,837	37	2,656
Real estate owned	379	-	-	379
Loan processing expense	-	3,062	-	3,062
Other	2,828	9,400	(1,040)	11,188
Total noninterest expenses	27,265	106,090	(1,476)	131,879
Income before income taxes	28,585	15,818	30	44,433
Income taxes	12,228	6,225	16	18,469
Net income	$16,357	9,593	14	25,964

Total Assets	$1,834,191	173,237	(201,027)	1,806,401

	As of or for the Year ended December 31, 2016
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$42,940	216	288	43,444
Provision for loan losses	200	180	-	380
Net interest income after provision for loan losses	42,740	36	288	43,064

Noninterest income	4,619	122,842	(1,096)	126,365

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	17,192	78,288	(424)	95,056
Occupancy, office furniture and equipment	3,165	6,182	-	9,347
Advertising	581	2,162	-	2,743
Data processing	1,630	872	18	2,520
Communications	406	1,056	-	1,462
Professional fees	756	1,432	(53)	2,135
Real estate owned	399	-	-	399
Loan processing expense	-	2,875	-	2,875
Other	2,221	9,152	(475)	10,898
Total noninterest expenses	26,350	102,019	(934)	127,435
Income before income taxes	21,009	20,859	126	41,994
Income taxes	7,006	8,550	906	16,462
Net income (loss)	$14,003	12,309	(780)	25,532

Total Assets	$1,794,697	252,864	(256,942)	1,790,619

21)          Business Combination

Academy Mortgage Corporation Branch

On June 29, 2018, Waterstone Mortgage Corporation, a subsidiary of WaterStone Bank SSB, completed an acquisition of a branch of Academy Mortgage Corporation, a mortgage banking company in New Mexico. Waterstone Mortgage Corporation paid Academy approximately $600,000 in cash for the transaction.

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

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

Disclosure Controls and Procedures: Waterstone Financial, Inc. management, with the participation of Waterstone Financial, Inc.'s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Waterstone Financial, Inc.'s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, Waterstone Financial, Inc.'s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Waterstone Financial, Inc.'s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Waterstone Financial, Inc. in the reports that it files or submits under the Exchange Act.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Waterstone Financial Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective.

RSM US LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Waterstone Financial, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Waterstone Financial Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 6, 2019 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 6, 2019

Item 9B.       Other Information.

None

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

The information in the Company’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Proposal 1 - Election of Directors” and compliance with Section 16 reporting requirements under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” continued below and information concerning corporate governance under the caption “Other Board and Corporate Governance Matters” and "Board Meetings and Committees" in Part I hereof is incorporated herein by reference.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 61	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
William F. Bruss, 49	General Counsel, Executive Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Mark R. Gerke, 44	Chief Financial Officer and Vice President of Waterstone Financial and of WaterStone Bank	2016
A.W. Pickel, III, 63	Chief Executive Officer and President of Waterstone Mortgage Corporation	2018
Julie A Glynn, 55	Senior Vice President and Director of Retail Banking of WaterStone Bank	2018

*	Excluding directorships and excluding positions with Bank subsidiary that do not constitute a substantial part of the officers’ duties.

Item 11.      Executive Compensation

The information in the Company’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Beneficial Ownership of Common Stock” is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2018 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2006 Equity Incentive Plan	1,366,301	(1)	$4.20	273,392
2015 Equity Incentive Plan	1,759,000	(2)	$13.27	1,783,000
__________
(1)
Consists of 1,000,140 shares reserved for grants of stock options and 366,161 shares reserved for grants of restricted stock.  On December 31, 2018, 7,237 options were outstanding with a weighted average exercise price of $4.20 of which 7,237 were exercisable as of that date.

(2)
Consists of 1,213,000 shares reserved for grants of stock options and 546,000 shares reserved for grants of restricted stock.  On December 31, 2018, 1,053,832 options were outstanding with a weighted average exercise price of $13.27 of which 413,831 were exercisable as of that date.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information in the Company’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Transactions with Certain Related Parties” and “Board Meetings and Committees” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Proposal 2 - Ratification of the Appointment of Our Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the Report:
1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Report of RSM US LLP, Independent Registered Public Accounting Firm, on consolidated financial statements.

Consolidated Statements of Financial Condition – December 31, 2018 and 2017.

Consolidated Statements of Operations – Years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income  – Years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017 and 2016.

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
March 6, 2019

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
Chief Financial Officer

/s/ Thomas E. Dalum
Thomas E Dalum, Director

/s/ Michael L. Hansen
Michael L. Hansen, Director

/s/ Kristine A. Rappé
Kristine A. Rappé, Director

/s/ Stephen J. Schmidt
Stephen J. Schmidt, Director

*Each of the above signatures is affixed as of March 6, 2019.

WATERSTONE FINANCIAL, INC
(“Waterstone Financial” or the “Company”)
Commission File No. 000-51507

EXHIBIT INDEX
TO
2018 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2018:

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

10.1	Wauwatosa Holdings, Inc 2006 Equity Incentive Plan †(1)

10.2	Employment Agreement By and Between Waterstone Mortgage Corporation and Eric J. Egenhoefer †(2)

10.3	Bonus Description for Eric J. Egenhoefer, President of Waterstone Mortgage Corporation †(2)

10.4	Waterstone Financial, Inc. 2015 Equity Incentive Plan †(3)

10.5	Employment Agreement By and Between WaterStone Bank SSB and Douglas S. Gordon †(4)

10.6	Change in Control Agreement Between WaterStone Bank SSB and Julie Glynn †		X

10.7	Resignation and Release Agreement Between Waterstone Mortgage Corporation and Eric J. Egenhoefer †(5)

10.8	Employment Agreement By and Between Waterstone Mortgage Corporation and A.W. Pickel III †(6)

11.1	Statement re: Computation of Per Share Earnings	See Note 18 in Part II Item 8

21.1	List of Subsidiaries		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial		X

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
(5) Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 27, 2018 (File No. 001-36271).
(6) Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 2, 2018 (File No. 001-36271).