Form 10-Q
period 2019-03-31
Waterstone Financial, Inc.
filed 2019-05-03
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

(414) 761-1000
(Registrant’s telephone number, including area code)

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

Yes      ☒            No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 27,982,035 at May 2, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	WSBF	The NASDAQ Stock Market, LLC

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item l. Financial Statements	3
Consolidated Statements of Financial Condition as of March 31, 2019 (unaudited) and December 31, 2018	3
Consolidated Statements of Income for the three months ended March 31, 2019 and 2018 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018 (unaudited)	5
Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018 (unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	9 - 37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38 - 53
Item 3. Quantitative and Qualitative Disclosures about Market Risk	54
Item 4. Controls and Procedures	55

PART II. OTHER INFORMATION	55

Item 1. Legal Proceedings	55
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	55 55 55 56 56
Item 6. Exhibits	57
Signatures	56

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets	(Dollars In Thousands, except share and per share data)
Cash	$77,381	$48,234
Federal funds sold	17,905	25,100
Interest-earning deposits in other financial institutions and other short term investments	9,547	12,767
Cash and cash equivalents	104,833	86,101
Securities available for sale (at fair value)	184,224	185,720
Loans held for sale (at fair value)	123,011	141,616
Loans receivable	1,379,866	1,379,148
Less: Allowance for loan losses	12,561	13,249
Loans receivable, net	1,367,305	1,365,899

Office properties and equipment, net	24,215	24,524
Federal Home Loan Bank stock (at cost)	19,350	19,350
Cash surrender value of life insurance	67,894	67,550
Real estate owned, net	1,649	2,152
Prepaid expenses and other assets	36,184	22,469
Total assets	$1,928,665	$1,915,381

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$128,470	$139,111
Money market and savings deposits	175,380	163,511
Time deposits	733,491	735,873
Total deposits	1,037,341	1,038,495

Borrowings	448,451	435,046
Advance payments by borrowers for taxes	11,409	4,371
Other liabilities	46,996	37,790
Total liabilities	1,544,197	1,515,702

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares in 2019 and in 2018, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares in 2019 and in 2018
Issued - 28,004,135 in 2019 and 28,463,239 in 2018
Outstanding - 28,004,135 in 2019 and 28,463,239 in 2018	280	285
Additional paid-in capital	331,128	330,327
Retained earnings	177,303	187,153
Unearned ESOP shares	(17,507)	(17,804)
Accumulated other comprehensive loss, net of taxes	(851)	(2,361)
Cost of shares repurchased (7,653,488 shares at March 31, 2019 and 7,171,537 shares at December 31, 2018)	(105,885)	(97,921)
Total shareholders’ equity	384,468	399,679
Total liabilities and shareholders’ equity	$1,928,665	$1,915,381

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2019	2018
	(In Thousands, except per share amounts)

Interest income:
Loans	$17,104	$15,458
Mortgage-related securities	759	638
Debt securities, federal funds sold and short-term investments	1,309	867
Total interest income	19,172	16,963
Interest expense:
Deposits	3,990	2,314
Borrowings	2,246	1,508
Total interest expense	6,236	3,822
Net interest income	12,936	13,141
Provision for loan losses	(680)	(880)
Net interest income after provision for loan losses	13,616	14,021
Noninterest income:
Service charges on loans and deposits	379	399
Increase in cash surrender value of life insurance	344	328
Mortgage banking income	23,359	24,187
Other	175	269
Total noninterest income	24,257	25,183
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,639	20,983
Occupancy, office furniture, and equipment	2,776	2,639
Advertising	958	860
Data processing	769	625
Communications	328	382
Professional fees	695	700
Real estate owned	32	317
Loan processing expense	805	988
Other	2,347	2,653
Total noninterest expenses	29,349	30,147
Income before income taxes	8,524	9,057
Income tax expense	1,982	2,104
Net income	$6,542	$6,953
Income per share:
Basic	$0.25	$0.25
Diluted	$0.24	$0.25
Weighted average shares outstanding:
Basic	26,499	27,509
Diluted	26,720	27,802

See accompanying notes to unaudited consolidated financial statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2019	2018
	(In Thousands)
Net income	$6,542	$6,953

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available for sale securities:
Net unrealized holding gain (loss) arising during the period, net of tax (expense) benefit of $(565) and $812 respectively	1,510	(2,159)
Reclassification adjustment for net deferred tax liability revaluation	-	5

Total other comprehensive income (loss)	1,510	(2,154)
Comprehensive income	$8,052	$4,799

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Repurchased	Total Shareholders' Equity
	Shares	Amount
	(In Thousands, except per share amounts)
Balances at December 31, 2017	29,501	$$295	$326,655	$183,358	$(18,991)	$(477)	$(78,736)	$412,104

Comprehensive income:
Net income	-	-	-	6,953	-	-	-	6,953
Other comprehensive loss	-	-	-	-	-	(2,154)	-	(2,154)
Total comprehensive income								4,799

Reclassification for net deferred tax liability revaluation	-	-	-	(5)	-	-	-	(5)
ESOP shares committed to be released to Plan participants	-	-	159	-	297	-	-	456
Cash dividend, $0.62 per share	-	-	-	(17,143)	-	-	-	(17,143)
Stock compensation activity, net of tax	40	-	494	-	-	-	-	494
Stock compensation expense	-	-	440	-	-	-	-	440
Purchase of common stock returned to authorized but unissued	(217)	(2)	-	-	-	-	(3,724)	(3,726)
Balances at March 31, 2018	29,324	$293	$327,748	$173,163	$(18,694)	$(2,631)	$(82,460)	$397,419

Balances at December 31, 2018	28,463	$$285	$330,327	$187,153	$(17,804)	$(2,361)	$(97,921)	$399,679

Comprehensive income:
Net income	-	-	-	6,542	-	-	-	6,542
Other comprehensive income	-	-	-	-	-	1,510	-	1,510
Total comprehensive income								8,052

ESOP shares committed to be released to Plan participants	-	-	140	-	297	-	-	437
Cash dividend, $0.62 per share	-	-	-	(16,392)	-	-	-	(16,392)
Stock based compensation activity	23	-	292	-	-	-	-	292
Stock compensation expense	-	-	369	-	-	-	-	369
Purchase of common stock returned to authorized but unissued	(482)	(5)	-	-	-	-	(7,964)	(7,969)
Balances at March 31, 2019	28,004	$280	$331,128	$177,303	$(17,507)	$(851)	$(105,885)	$384,468

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2019	2018
	(In Thousands)

Operating activities:
Net income	$6,542	$6,953
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(680)	(880)
Provision for depreciation	608	558
Deferred taxes	1,187	(305)
Stock based compensation	369	440
Net amortization of premium/discount on debt and mortgage related securities	69	148
Amortization of unearned ESOP shares	437	456
Amortization and impairment of mortgage servicing rights	67	49
Gain on sale of loans held for sale	(23,551)	(20,684)
Loans originated for sale	(491,239)	(489,155)
Proceeds on sales of loans originated for sale	533,395	532,097
Increase in accrued interest receivable	(357)	(273)
Increase in cash surrender value of life insurance	(344)	(328)
Increase in accrued interest on deposits and borrowings	33	18
Increase in other liabilities	(3,399)	(2,166)
Decrease (increase) in prepaid tax expense	122	(783)
Net (gain) loss related to real estate owned	(12)	201
Other	(5,483)	(6,549)
Net cash provided by operating activities	17,764	19,797

Investing activities:
Net increase in loans receivable	(756)	(23,103)
Net change in FHLB stock	-	(1,800)
Purchases of:
Mortgage related securities	(2,745)	-
Premises and equipment, net	(330)	(221)
Proceeds from:
Principal repayments on mortgage-related securities	5,997	7,245
Maturities of debt securities	250	2,365
Sales of real estate owned	528	1,197
Net cash provided by (used in) investing activities	2,944	(14,317)

Financing activities:
Net (decrease) increase in deposits	(1,154)	6,844
Net change in short term borrowings	13,405	(16,920)
Repayment of long term debt	-	65,000
Proceeds from long term debt	-	-
Cash paid for advance payments by borrowers for taxes	(3,922)	(5,184)
Cash dividends on common stock	(2,628)	(17,188)
Purchase of common stock returned to authorized but unissued	(7,969)	(3,726)
Proceeds from stock option exercises	292	494
Net cash (used in) provided by financing activities	(1,976)	29,320
Increase in cash and cash equivalents	18,732	34,800
Cash and cash equivalents at beginning of period	86,101	48,607
Cash and cash equivalents at end of period	$104,833	$83,407

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$1,238	$2,384
Interest payments	6,203	3,804
Noncash activities:
Loans receivable transferred to real estate owned	30	238
Dividends declared but not paid in other liabilities	17,562	3,850

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Note 1 — Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Waterstone Financial, Inc. (the “Company”) and the Company’s subsidiaries.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, changes in shareholders’ equity, and cash flows of the Company for the periods presented.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2018 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.

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

ASC Topic 825 "Financial Instruments." Authoritative accounting guidance under ASC Topic 825, "Financial Instruments" amended prior guidance to require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected the fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The Company adopted ASC 825 as of January 1, 2018 with no material impact on the Company's statements of income or financial condition.

ASC Topic 842 "Leases." Authoritative accounting guidance under ASC Topic 842, "Leases" amended prior guidance to require lessees to recognize the assets and liabilities arising from all leases on the balance sheet. The authoritative guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In addition, the qualifications for a sale and leaseback transaction have been amended. The authoritative guidance also requires qualitative and quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company used a prospective approach. The Company adopted ASC 842 as of January 1, 2019 with no impact on statement of income.  See the impact on the financial condition discussed in Note 16.

ASC Topic 326 "Financial Instruments - Credit Losses." Authoritative accounting guidance under ASC Topic 326, "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is evaluating the guidance and its impact on the Company's statements of income and financial condition.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$39,062	$149	$(267)	$38,944
Collateralized mortgage obligations:
Government sponsored enterprise issued	75,716	532	(664)	75,584
Mortgage-related securities	114,778	681	(931)	114,528

Municipal securities	54,921	1,311	(16)	56,216
Other debt securities	15,002	-	(1,522)	13,480
Debt securities	69,923	1,311	(1,538)	69,696
	$184,701	$1,992	$(2,469)	$184,224

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$42,105	$91	$(565)	$41,631
Collateralized mortgage obligations:
Government sponsored enterprise issued	75,923	243	(1,211)	74,955
Mortgage-related securities	118,028	334	(1,776)	116,586

Municipal securities	55,242	825	(119)	55,948
Other debt securities	15,002	-	(1,816)	13,186
Debt securities	70,244	825	(1,935)	69,134
	$188,272	$1,159	$(3,711)	$185,720

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At March 31, 2019, $1.7 million of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2018, $1.8 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2019 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$9,095	$9,088
Due after one year through five years	21,068	21,235
Due after five years through ten years	29,146	30,165
Due after ten years	10,614	9,208
Mortgage-related securities	114,778	114,528
	$184,701	$184,224

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$-	$-	$29,148	$(267)	$29,148	$(267)
Collateralized mortgage obligations:
Government sponsored enterprise issued	-	-	45,586	(664)	45,586	(664)
Municipal securities	-	-	5,606	(16)	5,606	(16)
Other debt securities	-	-	13,480	(1,522)	13,480	(1,522)
	$-	$-	$93,820	$(2,469)	$93,820	$(2,469)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$3,036	$(9)	$33,029	$(556)	$36,065	$(565)
Collateralized mortgage obligations:
Government sponsored enterprise issued	3,079	(13)	47,279	(1,198)	50,358	(1,211)
Municipal securities	7,595	(17)	11,272	(102)	18,867	(119)
Other debt securities	-	-	13,186	(1,816)	13,186	(1,816)
	$13,710	$(39)	$104,766	$(3,672)	$118,476	$(3,711)

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

(In Thousands)
Credit-related impairments on securities as of December 31, 2017	$94
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Credit-related impairments on securities as of December 31, 2018	94
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Credit-related impairments on securities as of March 31, 2019	$94

As of March 31, 2019, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of March 31, 2019, this security had an amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of March 31, 2019, the Company had 41 mortgage-backed securities, 38 government sponsored enterprise issued securities, 16 municipal bond securities, and two corporate debt securities which had been in an unrealized loss position for twelve months or longer and represents a loss of 2.6% of the aggregate amortized cost. These securities were determined not to be other-than-temporarily impaired as of March 31, 2019. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

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

During the three months ended March 31, 2019 and March 31, 2018, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019	December 31, 2018
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$481,807	$489,979
Multi-family	595,467	597,087
Home equity	19,379	19,956
Construction and land	24,074	13,361
Commercial real estate	225,580	225,522
Consumer	577	433
Commercial loans	32,982	32,810
	$1,379,866	$1,379,148

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

Qualifying loans receivable totaling $1.09 billion and $1.01 billion at March 31, 2019 and December 31, 2018, respectively, are pledged as collateral against $430.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at both March 31, 2019 and December 31, 2018.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. As of March 31, 2019 and December 31, 2018, loans aggregating approximately $4.7 million and $5.3 million, respectively, were outstanding to such parties.  None of these loans were past due or considered impaired as of March 31, 2019 or December 31, 2018.

As of March 31, 2019 and December 31, 2018, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of March 31, 2019 and December 31, 2018 follows:

	As of March 31, 2019
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,624	$-	$3,825	$5,449	$476,358	$481,807
Multi-family	-	-	579	579	594,888	595,467
Home equity	48	-	91	139	19,240	19,379
Construction and land	-	-	-	-	24,074	24,074
Commercial real estate	-	-	114	114	225,466	225,580
Consumer	-	-	-	-	577	577
Commercial loans	-	-	13	13	32,969	32,982
Total	$1,672	$-	$4,622	$6,294	$1,373,572	$1,379,866

	As of December 31, 2018
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,523	$76	$3,834	$5,433	$484,546	$489,979
Multi-family	-	-	937	937	596,150	597,087
Home equity	216	42	111	369	19,587	19,956
Construction and land	-	-	-	-	13,361	13,361
Commercial real estate	39	-	125	164	225,358	225,522
Consumer	29	-	-	29	404	433
Commercial loans	-	-	18	18	32,792	32,810
Total	$1,807	$118	$5,025	$6,950	$1,372,198	$1,379,148

(1)   Includes $25,000 and $422,000 at March 31, 2019 and December 31, 2018, respectively, which are on non-accrual status.
(2)   Includes $- and $118,000 at March 31, 2019 and December 31, 2018, respectively, which are on non-accrual status.
(3)   Includes $2.2 million and $990,000 at March 31, 2019 and December 31, 2018, respectively, which are on non-accrual status.

A summary of the activity for the three months ended March 31, 2019 and 2018 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended March 31, 2019
Balance at beginning of period	$5,742	$4,153	$325	$400	$2,126	$20	$483	$13,249
Provision (credit) for loan losses	(550)	174	(47)	(47)	(122)	(13)	(75)	(680)
Charge-offs	(24)	-	(8)	-	-	-	-	(32)
Recoveries	13	4	6	-	1	-	-	24
Balance at end of period	$5,181	$4,331	$276	$353	$2,005	$7	$408	$12,561

Three months ended March 31, 2018
Balance at beginning of period	$5,794	$4,431	$356	$949	$1,881	$10	$656	$14,077
Provision (credit) for loan losses	58	(514)	(19)	(247)	25	(1)	(182)	(880)
Charge-offs	(60)	-	-	-	-	-	-	(60)
Recoveries	32	13	7	-	1	-	-	53
Balance at end of period	$5,824	$3,930	$344	$702	$1,907	$9	$474	$13,190

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of March 31, 2019 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$74	$83	$31	$-	$121	$-	$-	$309
Allowance related to loans collectively evaluated for impairment	5,107	4,248	245	353	1,884	7	408	12,252
Balance at end of period	$5,181	$4,331	$276	$353	$2,005	$7	$408	$12,561

Loans individually evaluated for impairment	$7,951	$1,283	$222	$-	$2,855	$-	$13	$12,324
Loans collectively evaluated for impairment	473,855	594,185	19,157	24,074	222,725	577	32,969	1,367,542
Total gross loans	$481,807	$595,467	$19,379	$24,074	$225,580	$577	$32,982	$1,379,866

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of December 31, 2018 follows:

	One- to Four-Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$73	$-	$46	$-	$67	$-	$-	$186
Allowance related to loans collectively evaluated for impairment	5,669	4,153	279	400	2,059	20	483	13,063
Balance at end of period	$5,742	$4,153	$325	$400	$2,126	$20	$483	$13,249

Loans individually evaluated for impairment	$7,642	$1,309	$246	$-	$2,885	$-	$18	$12,100
Loans collectively evaluated for impairment	482,337	595,778	19,710	13,361	222,637	433	32,792	1,367,048
Total gross loans	$489,979	$597,087	$19,956	$13,361	$225,522	$433	$32,810	$1,379,148

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of March 31, 2019 and December 31, 2018:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2019
Substandard	$7,951	$1,283	$222	$-	$660	$-	$892	$11,008
Watch	3,928	488	450	-	4,100	-	614	9,580
Pass	469,928	593,696	18,707	24,074	220,820	577	31,476	1,359,278
	$481,807	$595,467	$19,379	$24,074	$225,580	$577	$32,982	$1,379,866

At December 31, 2018
Substandard	$7,799	$1,309	$246	$-	$678	$-	$889	$10,921
Watch	4,662	491	468	-	4,343	-	906	10,870
Pass	477,518	595,287	19,242	13,361	220,501	433	31,015	1,357,357
	$489,979	$597,087	$19,956	$13,361	$225,522	$433	$32,810	$1,379,148

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

The following tables present data on impaired loans at March 31, 2019 and December 31, 2018.

	As of March 31, 2019
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$353	$353	$74	$-
Multi-family	347	347	83	-
Home equity	85	85	31	-
Construction and land	-	-	-	-
Commercial real estate	2,471	2,880	121	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	3,256	3,665	309	409
Total Impaired with no Reserve
One- to four-family	7,598	8,538	-	940
Multi-family	936	1,767	-	831
Home equity	137	137	-	-
Construction and land	-	-	-	-
Commercial real estate	384	384	-	-
Consumer	-	-	-	-
Commercial	13	13	-	-
	9,068	10,839	-	1,771
Total Impaired
One- to four-family	7,951	8,891	74	940
Multi-family	1,283	2,114	83	831
Home equity	222	222	31	-
Construction and land	-	-	-	-
Commercial real estate	2,855	3,264	121	409
Consumer	-	-	-	-
Commercial	13	13	-	-
	$12,324	$14,504	$309	$2,180

	As of December 31, 2018
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$462	$462	$73	$-
Multi-family	-	-	-	-
Home equity	107	107	46	-
Construction and land	-	-	-	-
Commercial real estate	2,493	2,902	67	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	3,062	3,471	186	409
Total Impaired with no Reserve
One- to four-family	7,180	8,120	-	940
Multi-family	1,309	2,142	-	833
Home equity	139	139	-	-
Construction and land	-	-	-	-
Commercial real estate	392	392	-	-
Consumer	-	-	-	-
Commercial	18	18	-	-
	9,038	10,811	-	1,773
Total Impaired
One- to four-family	7,642	8,582	73	940
Multi-family	1,309	2,142	-	833
Home equity	246	246	46	-
Construction and land	-	-	-	-
Commercial real estate	2,885	3,294	67	409
Consumer	-	-	-	-
Commercial	18	18	-	-
	$12,100	$14,282	$186	$2,182

Three months ended March 31, 2019	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$354	6
Multi-family	349	10
Home equity	86	2
Construction and land	-	-
Commercial real estate	2,481	26
Consumer	-	-
Commercial	-	-
	3,270	44
Total Impaired with no Reserve
One- to four-family	7,652	114
Multi-family	945	20
Home equity	138	1
Construction and land	-	-
Commercial real estate	388	4
Consumer	-	-
Commercial	16	-
	9,139	139
Total Impaired
One- to four-family	8,006	120
Multi-family	1,294	30
Home equity	224	3
Construction and land	-	-
Commercial real estate	2,869	30
Consumer	-	-
Commercial	16	-
	$12,409	183

Three months ended March 31, 2018	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$738	9
Multi-family	-	-
Home equity	98	2
Construction and land	-	-
Commercial real estate	32	-
Consumer	-	-
Commercial	-	-
	868	11
Total Impaired with no Reserve
One- to four-family	4,364	64
Multi-family	1,190	21
Home equity	57	1
Construction and land	-	-
Commercial real estate	150	-
Consumer	-	-
Commercial	26	-
	5,787	86
Total Impaired
One- to four-family	5,102	73
Multi-family	1,190	21
Home equity	155	3
Construction and land	-	-
Commercial real estate	182	-
Consumer	-	-
Commercial	26	-
	$6,655	97

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $9.1 million of impaired loans as of March 31, 2019 for which no allowance has been provided, $1.8 million in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans’ net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At March 31, 2019, total impaired loans included $6.7 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2018, total impaired loans included $6.7 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of March 31, 2019
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$809	5	$3,549	7
Multi-family	-	-	357	2	357	2
Commercial real estate	2,740	2	13	1	2,753	3
	$5,480	4	$1,179	8	$6,659	12

	As of December 31, 2018
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$844	5	$3,584	7
Multi-family	-	-	372	2	372	2
Commercial real estate	2,759	2	17	1	2,776	3
	$5,499	4	$1,233	8	$6,732	12

At March 31, 2019, $6.7 million in loans had been modified in troubled debt restructurings and $1.2 million of these loans were included in the non-accrual loan total. The remaining $5.5 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $121,000 valuation allowance has been established as of March 31, 2019 with respect to the $6.7 million in troubled debt restructurings. As of December 31, 2018, a $67,000 valuation allowance had been established with respect to the $6.7 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of March 31, 2019
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$5,804	7	$521	2	$6,325	9
Interest reduction	334	3	-	-	334	3
	$6,138	10	$521	2	$6,659	12

	As of December 31, 2018
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$5,848	7	$546	2	$6,394	9
Interest reduction	338	3	-	-	338	3
	$6,186	10	$546	2	$6,732	12

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2019 and March 31, 2018.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three ended March 31, 2019 and March 31, 2018.

The following table presents data on non-accrual loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,211	$4,902
Multi-family	1,283	1,309
Home equity	177	201
Construction and land	-	-
Commercial real estate	114	125
Commercial	13	18
Consumer	-	-
Total non-accrual loans	$6,798	$6,555
Total non-accrual loans to total loans receivable	0.49%	0.48%
Total non-accrual loans to total assets	0.35%	0.34%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	March 31, 2019	December 31, 2018
	(In Thousands)

One- to four-family	$30	$163
Multi-family	-	-
Construction and land	2,724	3,327
Commercial real estate	300	300
Total real estate owned	3,054	3,790
Valuation allowance at end of period	(1,405)	(1,638)
Total real estate owned, net	$1,649	$2,152

The following table presents the activity in the Company’s real estate owned:

	Three months ended March 31,
	2019	2018
	(In Thousands)
Real estate owned at beginning of the period	$2,152	4,558
Transferred from loans receivable	30	238
Sales (net of gains / losses)	(533)	(1,165)
Write downs	-	(257)
Other	-	-
Real estate owned at the end of the period	$1,649	3,374

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.1 million and $2.2 million at March 31, 2019 and December 31, 2018, respectively.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Three months ended March 31,
	2019	2018
	(In Thousands)
Mortgage servicing rights at beginning of the period	$109	$888
Additions	97	100
Amortization	(10)	(49)
Sales	-	-
Mortgage servicing rights at end of the period	196	939
Valuation allowance at end of period	(57)	-
Mortgage servicing rights at end of the period, net	$139	$939

During the three months ended March 31, 2019, $491.2 million in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $533.4 million, generating mortgage banking income of $23.4 million. The unpaid principal balance of loans serviced for others was $27.1 million and $14.1 million at March 31, 2019 and December 31, 2018, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $147,000 at March 31, 2019 and $1.4 million at March 31, 2018. During the three months ended March 31, 2019 and March 31, 2018, the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ending December 31:	(In Thousands)
2019	$27
2020	26
2021	23
2022	19
2023	15
Thereafter	29
Total	$139

Note 6— Deposits

At March 31, 2019 and December 31, 2018, time deposits with balances greater than $250,000 amounted to $64.5 million and $60.1 million, respectively.

A summary of the contractual maturities of time deposits at March 31, 2019 is as follows:

(In Thousands)

Within one year	$564,398
More than one to two years	155,474
More than two to three years	10,506
More than three to four years	2,169
More than four through five years	944
$733,491

Note 7— Borrowings

Borrowings consist of the following:

	March 31, 2019			December 31, 2018
	Balance		Weighted Average Rate	Balance		Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement		$18,451	5.75%		$5,046	5.39%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2027		175,000	1.38%		175,000	1.38%
2028		255,000	2.37%		255,000	2.37%
	$	$ 448,451	2.12%	$	$ 435,046	2.01%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $18.5 million balance at March 31, 2019 and an $5.0 million balance at December 31, 2018.

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

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of multi-family loans and 64% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $19.4 million at March 31, 2019 and $19.4 million at December 31, 2018. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

Note 8 – Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements, or overall financial performance deemed by the regulators to be inadequate, can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company's and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

In addition, as a result of the legislation, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

The table below includes the regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased-in as of January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2019, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

The actual and required capital amounts and ratios for the Bank as of March 31, 2019 and December 31, 2018 are presented in the table below:

	March 31, 2019
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$397,167	27.04%	$117,511	8.00%	$154,233	10.50%	$	N/A	N/A
WaterStone Bank	401,987	27.39%	117,414	8.00%	154,105	10.50%		146,767	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	384,606	26.18%	88,133	6.00%	124,855	8.50%		N/A	N/A
WaterStone Bank	389,426	26.53%	88,060	6.00%	124,752	8.50%		117,414	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	384,606	26.18%	66,100	4.50%	102,822	7.00%		N/A	N/A
WaterStone Bank	389,426	26.53%	66,045	4.50%	102,737	7.00%		95,398	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	384,606	20.10%	76,521	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	389,426	20.36%	76,521	4.00%	N/A	N/A		95,651	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	389,426	20.24%	115,455	6.00%	N/A	N/A		N/A	N/A

	December 31, 2018
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$414,566	28.22%	$117,506	8.00%	$145,046	9.875%	$	N/A	N/A
WaterStone Bank	395,783	26.95%	117,490	8.00%	145,027	9.875%		146,863	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	401,317	27.32%	88,130	6.00%	115,670	7.875%		N/A	N/A
WaterStone Bank	382,534	26.05%	88,118	6.00%	115,655	7.875%		117,490	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	401,317	27.32%	66,097	4.50%	93,638	6.375%		N/A	N/A
WaterStone Bank	382,534	26.05%	66,088	4.50%	93,625	6.375%		95,461	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	401,317	21.06%	76,214	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	382,534	20.08%	76,214	4.00%	N/A	N/A		95,268	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	382,534	20.01%	114,712	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense decreased $122,000, or 5.8%, to $2.0 million for the three months ended March 31, 2019 compared to $2.1 million during the three months ended March 31, 2018. Income tax expense was recognized on the statement of income during the three months ended March 31, 2019 at an effective rate of 23.3% of pretax income compared to 23.2% during the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company recognized a benefit of approximately $92,000 related to stock awards exercised compared to a benefit of $130,000 recognized during the three months ended March 31, 2018.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of March 31, 2019 and December 31, 2018.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
March 31, 2019
Repurchase Agreement
Short-term	$18,451	$-	$18,451	$18,451	$-
	$18,451	$-	$18,451	$18,451	$-

December 31, 2018
Repurchase Agreement
Short-term	$5,046	$-	$5,046	$5,046	$-
	$5,046	$-	$5,046	$5,046	$-

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

	March 31, 2019	December 31, 2018
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$13,355	$33,762
Commitments to extend credit under home equity lines of credit (2)	14,163	14,903
Unused portion of construction loans (3)	71,332	79,776
Unused portion of business lines of credit	13,501	16,778
Standby letters of credit	261	860

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of March 31, 2019 and December 31, 2018.

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

On December 28, 2018, Plaintiff filed a post-remand brief. In it, Plaintiff asks the District Court to reaffirm the arbitration award entered by the arbitrator in full. Alternatively, she asked the Court to affirm her individual damage award and the awards of 123 other opt-ins whose arbitration agreements permit joinder or class actions. Lastly, Plaintiff asked the District Court to have 154 opt-ins intervene and file an amended complaint for individual relief in court. Waterstone opposed the motion on January 28, 2019, and asked the District Court to vacate the prior Final Award in full because Herrington’s arbitration agreement only allows for individual arbitration. Plaintiff filed its reply on February 14, 2019.

On April 25, 2019, the District Court held that Plaintiff’s claims must be resolved through single-plaintiff arbitration. As a result, it vacated the July 5, 2017 arbitration award in its entirety, and closed the case. Given these recent developments, and since the award has been vacated, Waterstone does not believe a loss is probable at this time.  Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter. The Company does not yet know whether Plaintiff, or other claimants who were part of the prior arbitration will seek to re-assert their claims in arbitration. As a result, it cannot offer an opinion on the likelihood of an unfavorable outcome on the issue of liability or estimate the range of any possible loss at this time.

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

On July 23, 2018, Waterstone filed a motion for partial summary judgment on the claims. It sought to (1) dismiss the time-barred claims of four opt-ins and (2) dismiss all other opt-ins due to the denial of conditional certification. In response, all but Werner and Wiesneski filed motions to withdraw their consents to join the case. The Court denied the summary judgment motion on the basis that it was moot due to the opt-in plaintiffs voluntarily dismissing their case.

On October 17, 2018, Werner and Wiesneski asked the Court to send their claims to arbitration. On December 13, 2018, the Court denied the request, finding they had waived their right to arbitrate based on litigating the case in Court for over a year. Thus, the case remained in Court as a two-Plaintiff case.

In April 2019, the parties finalized a settlement in principle to resolve the claims. The Court granted approval of the settlement and dismissed Platiffs’ claims. The amount of the settlement would not have a material impact to the financial statements.

Note 12 – Derivative Financial Instruments

In connection with its mortgage banking activities, the Company enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates. Mortgage banking derivatives include interest rate lock commitments provided to customers to fund mortgage loans to be sold in the secondary market and forward commitments for the future delivery of such loans to third party investors. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held for sale. The Company’s mortgage banking derivatives have not been designated as hedge relationships. These instruments are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded as a component of mortgage banking income in the Company’s consolidated statements of operations. The Company does not use derivatives for speculative purposes.

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At March 31, 2019, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $255.7 million and interest rate lock commitments with an aggregate notional amount of approximately $350.4 million.  The fair value of the forward commitments to sell mortgage loans at March 31, 2019 included a loss of $1.0 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at March 31, 2019 included a gain of $3.1 million that is reported as a component of other assets on the Company's consolidated statements of financial condition. At December 31, 2018, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $276.3 million and interest rate lock commitments with an aggregate notional amount of approximately $164.9 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2018 included a loss of $1.1 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2018 included a gain of $2.0 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended March 31,
	2019	2018

Net income	$6,542	6,953

Weighted average shares outstanding	26,499	27,509
Effect of dilutive potential common shares	$221	293
Diluted weighted average shares outstanding	$26,720	27,802

Basic earnings per share	$0.25	0.25
Diluted earnings per share	$0.24	0.25

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

The following table presents information about our assets recorded in our consolidated statement of financial condition at their fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2019	Level 1	Level 2	Level 3
	(In Thousands)

Available-for-sale securities
Mortgage-backed securities	$38,944	$-	$38,944	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	75,584	-	75,584	-
Municipal securities	56,216	-	56,216	-
Other debt securities	13,480	-	13,480	-
Loans held for sale	123,011	-	123,011	-
Mortgage banking derivative assets	3,141	-	-	3,141
Mortgage banking derivative liabilities	1,005	-	-	1,005

		Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(In Thousands)

Available-for-sale securities
Mortgage-backed securities	$41,631	$-	$41,631	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	74,955	-	74,955	-
Municipal securities	55,948	-	55,948	-
Other debt securities	13,186	-	13,186	-
Loans held for sale	141,616	-	141,616	-
Mortgage banking derivative assets	2,014	-	-	2,014
Mortgage banking derivative liabilities	1,116	-	-	1,116

The following summarizes the valuation techniques for assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

Available-for-sale securities – The Company’s investment securities classified as available for sale include: mortgage-backed securities, collateralized mortgage obligations, government sponsored enterprise bonds, municipal securities and other debt securities. The fair value of mortgage-backed securities, collateralized mortgage obligations and government sponsored enterprise bonds are determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model. Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities, prepayment models and bid/offer market data. For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. The fair value of municipal and other debt securities is determined by a third party valuation source using observable market data utilizing a multi-dimensional relational pricing model. Standard inputs to this model include observable market data such as benchmark yields, reported trades, broker quotes, rating updates and issuer spreads. These model measurements are classified as Level 2 in the fair value hierarchy. The change in fair value is recorded through an adjustment to the statement of comprehensive income.

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2019 and 2018.

	Three months ended March 31,
	2019	2018
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$898	2004
Mortgage derivative gain, net	1,238	977
Mortgage derivative, net balance at the end of the period	$2,136	2,981

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statement of financial condition at their fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2019	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$2,947	$-	$-	$2,947
Real estate owned	1,649	-	-	1,649
Impaired mortgage servicing rights	130	-	-	130

		Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$2,876	$-	$-	$2,876
Real estate owned	2,152	-	-	2,152

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	March 31, 2019					December 31, 2018
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$104,833	$104,833	$95,558	$9,275	$-	$86,101	$86,101	$73,601	$12,500	$-
Securities available-for-sale	184,224	184,224	-	184,224	-	185,720	185,720	-	185,720	-
Loans held for sale	123,011	123,011	-	123,011	-	141,616	141,616	-	141,616	-
Loans receivable	1,379,866	1,317,391	-	-	1,317,391	1,379,148	1,311,633	-	-	1,311,633
FHLB stock	19,350	19,350	-	19,350	-	19,350	19,350	-	19,350	-
Accrued interest receivable	5,694	5,694	5,694	-	-	5,337	5,337	5,337	-	-
Mortgage servicing rights	139	147	-	-	147	109	109	-	-	109
Mortgage banking derivative assets	3,141	3,141	-	-	3,141	2,014	2,014	-	-	2,014

Financial Liabilities
Deposits	1,037,341	1,037,146	303,850	733,296	-	1,038,495	1,038,544	302,622	735,922	-
Advance payments by borrowers for taxes	11,409	11,409	11,409	-	-	4,371	4,371	4,371	-	-
Borrowings	448,451	447,401	-	447,401	-	435,046	432,269	-	432,269	-
Accrued interest payable	1,428	1,428	1,428	-	-	1,395	1,395	1,395	-	-
Mortgage banking derivative liabilities	1,005	1,005	-	-	1,005	1,116	1,116	-	-	1,116

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at March 31, 2019 and December 31, 2018.

Mortgage Banking Derivative Assets and Liabilities

Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. The Company relies on a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment, and then multiplying by quoted investor prices. The Company also relies on a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. On the Company’s Consolidated Statements of Condition, instruments that have a positive fair value are included in prepaid expenses and other assets, and those instruments that have a negative fair value are included in other liabilities.

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

Presented below is the segment information:

	As of or for the three months ended March 31, 2019
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$13,132	(208)	12	12,936
Provision for loan losses	(700)	20	-	(680)
Net interest income after provision for loan losses	13,832	(228)	12	13,616

Noninterest income	881	23,571	(195)	24,257

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,756	16,060	(177)	20,639
Occupancy, office furniture and equipment	972	1,804	-	2,776
Advertising	181	777	-	958
Data processing	457	308	4	769
Communications	82	246	-	328
Professional fees	268	426	1	695
Real estate owned	32	-	-	32
Loan processing expense	-	805	-	805
Other	489	1,912	(54)	2,347
Total noninterest expenses	7,237	22,338	(226)	29,349
Income before income taxes	7,476	1,005	43	8,524
Income tax expense	1,687	286	9	1,982
Net income	$5,789	719	34	6,542

Total assets	$1,903,985	162,862	(138,182)	1,928,665

	As of or for the three months ended March 31, 2018
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$13,304	(192)	29	13,141
Provision for loan losses	(900)	20	-	(880)
Net interest income after provision for loan losses	14,204	(212)	29	14,021

Noninterest income	939	24,731	(487)	25,183

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,888	16,241	(146)	20,983
Occupancy, office furniture and equipment	826	1,813	-	2,639
Advertising	140	720	-	860
Data processing	435	186	4	625
Communications	100	282	-	382
Professional fees	191	514	(5)	700
Real estate owned	317	-	-	317
Loan processing expense	-	988	-	988
Other	785	2,197	(329)	2,653
Total noninterest expenses	7,682	22,941	(476)	30,147
Income before income taxes	7,461	1,578	18	9,057
Income tax expense	1,668	435	1	2,104
Net income	$5,793	1,143	17	6,953

Total assets	$1,819,569	158,267	(138,572)	1,839,264

Note 16 – Leases

The Company has entered into operating lease agreements for two of its community banking branch locations, all of its mortgage banking office location, and some of its office equipment.  The leases have fixed terms defined regarding the payments and length.  The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition. Some of the leases included options to extend the leases.  These options are reviewed and factored into the length of the lease if the option is expected to be extended.  Leases did not contain an implicit rate; therefore, the Company used the incremental borrowing rates for the discount rate.  There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2019.

At March 31, 2019, the Company had lease liabilities totaling $9.8 million and right-of-use assets totaling $9.3 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively, on the consolidated statements of condition.

The cost components of our operating leases were as follows for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
(In Thousands)
Operating lease cost	$758
Variable cost	260
Short-term lease cost	233
Total	$1,251

At March 31, 2019, the Company had leases that had not yet commenced, but will create approximately $400,000 of additional lease liabilities and right-of-use assets for the Company in the second quarter of 2019.

The table below summarizes other information related to our operating leases:

Three Months Ended March 31, 2019
(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$731
Initial recognition of right of use asset	9,589
Initial recognition of lease liabilities	10,078
Weighted average remaining lease term - operating leases, in years	3.6
Weighted average discount rate - operating leases	5.9%

As of March 31, 2019, lease liability information for the Company is summarized in the following table.

Maturity analysis	Operating leases
(In Thousands)
One year or less	$3,225
More than one year through two years	2,708
More than two years through three years	1,917
More than three years through four years	1,376
More than four years through five years	992
More than five years	1,162
Total lease payments	11,380
Present value discount	(1,611)
Lease liability	$9,769

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, including employment prospects, that are different than expected;
●	competition among depository and other financial institutions;
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

●	technological changes that may be more difficult or expensive than expected;
●	the ability of third-party providers to perform their obligations to us;
●	the effects of any federal government shutdown;
●	the ability of the U.S. Government to manage federal debt limits;
●	significant increases in our loan losses; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three months ended March 31, 2019 and 2018 and the financial condition as of March 31, 2019 compared to the financial condition as of December 31, 2018.
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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three months ended March 31, 2019 and 2018, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended March 31, 2019 and 2018

Net income for each of the three months ended March 31, 2019 and March 31, 2018 totaled $5.8 million. Net interest income decreased $172,000 to $13.1 million for the three months ended March 31, 2019 compared to $13.3 million for the three months ended March 31, 2018.  Net interest income decreased due to an increase in deposits expense and the cost of borrowings as deposits and borrowings repriced at higher rates.  Partially offseting the increase in interest expense, interest income increased primarily due to an increase in average loan balances and loan rates.  Provision for loan losses was a negative provision of $700,000 for the three months ended March 31, 2019 compared to a negative provision of $900,000 for the three months ended March 31, 2018.

Total noninterest income decreased $58,000 due to decreases in loan and deposit fees and other income. The loan fees decreased primary due to fewer loan prepayments. Other income decreased primarily due to decreases in rental and wealth management income.  Cash surrender value of life insurance increased as the earnings rate improved slightly year over year.

Compensation, payroll taxes, and other employee benefits expense decreased $132,000 to $4.8 million due primarily to a decrease in health insurance expense partially offset by an increase in salaries expense. Occupancy, office furniture, and equipment increased $146,000 due primarily to increased computer and snow removal expense. Advertising, data processing, and professional fees increased.  Real estate owned expense decreased primarily due to a reduction in writedowns. Other noninterest expense decreased resulting from a decrease in loan and hiring costs.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2019 and 2018

Net income totaled $719,000 for the three months ended March 31, 2019 compared to $1.1 million for the three months ended March 31, 2018. We originated $501.4 million in mortgage loans held for sale during the three months ended March 31, 2019, which was a decrease of $14.6 million, or 2.8%, from the $516.0 million originated during the three months ended March 31, 2018. The decrease in loan production volume was driven by a 34.6% decrease in refinance products offset by a 2.8% increase in mortgage purchase products. Total mortgage banking noninterest income decreased $1.2 million, or 4.7%, to $23.6 million during the three months ended March 31, 2019 compared to $24.7 million during the three months ended March 31, 2018.  The decrease in mortgage banking noninterest income was related to a 2.8% decrease in volume and a 1.3% decrease in gross margin on loans sold for the three months ended March 31, 2019 compared to March 31, 2018.  Gross margin on loans sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans sold compression reflects industry dynamics, as price-based competition has escalated to maintain market share in the face of lower demand.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 89.9% of total originations during the three months ended March 31, 2019, compared to 85.1% of total originations during the three months ended March 31, 2018.  The mix of loan type trended towards more governmental loans and less convential loans; with governmental loans and conventional loans comprising 31.6% and 68.4% of all loan originations, respectively, during the three months ended March 31, 2019, compared to 30.9% and 69.1% of all loan originations, respectively, during the three months ended March 31, 2018.

Total compensation, payroll taxes and other employee benefits decreased $181,000, or 1.1%, to $16.1 million for the three months ended March 31, 2019 compared to $16.2 million for the three months ended March 31, 2018.  The decrease in compensation expense was primarily a result of the decrease in salaries as underperforming branches were closed. In addition to the salaries decrease, commission expense decreased as volumes declined. Occupancy, office furniture, and equipment expense decreased as branches closed. Advertising and data processing expenses increased.  Communications, professional fees, loan processing, and other noninterest expenses decreased primarily due to lower legal expenses, loan originations, and hiring costs.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended March 31,
	2019	2018
	(Dollars in Thousands, except per share amounts)

Net income	$6,542	6,953
Earnings per share - basic	0.25	0.25
Earnings per share - diluted	0.24	0.25
Annualized return on average assets	1.39%	1.57%
Annualized return on average equity	6.65%	6.90%

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

	Three months ended March 31,
	2019			2018
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,477,991	$17,104	4.69%	$1,398,043	$15,458	4.48%
Mortgage related securities (2)	115,674	759	2.66%	113,688	638	2.28%
Debt securities, federal funds sold and short-term investments (2)(3)	194,669	1,385	2.89%	165,863	947	2.32%
Total interest-earning assets	1,788,334	19,248	4.37%	1,677,594	17,043	4.12%

Noninterest-earning assets	125,396			113,317
Total assets	$1,913,730			$1,790,911

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$36,268	8	0.09%	$37,384	7	0.08%
Money market and savings accounts	176,237	275	0.63%	153,226	90	0.24%
Time deposits	735,471	3,707	2.04%	697,644	2,217	1.29%
Total interest-bearing deposits	947,976	3,990	1.71%	888,254	2,314	1.06%
Borrowings	438,905	2,246	2.08%	379,115	1,508	1.61%
Total interest-bearing liabilities	1,386,881	6,236	1.82%	1,267,369	3,822	1.22%

Noninterest-bearing liabilities
Noninterest-bearing deposits	97,951			91,806
Other noninterest-bearing liabilities	30,027			22,828
Total noninterest-bearing liabilities	127,978			114,634
Total liabilities	1,514,859			1,382,003
Equity	398,871			408,908
Total liabilities and equity	$1,913,730			$1,790,911

Net interest income / Net interest rate spread (4)		13,012	2.55%		13,221	2.90%
Less: taxable equivalent adjustment		76	0.02%		80	0.02%
Net interest income / Net interest rate spread, as reported		$12,936	2.53%		$13,141	2.88%
Net interest-earning assets (5)	$401,453			$410,225
Net interest margin (6)			2.93%			3.18%
Tax equivalent effect			0.02%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.95%			3.20%
Average interest-earning assets to average interest-bearing liabilities			128.95%			132.37%
__________
(1) Interest income includes net deferred loan fee amortization income of $130,000 and $192,000 for the three months ended March 31, 2019 and 2018, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2019 and March 31, 2018. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.73% and 2.12% for the three months ended March 31, 2019 and 2018, respectively.
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

	Three months ended March 31,
	2019 versus 2018
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$905	$741	$1,646
Mortgage related securities (3)	11	110	121
Debt securities, federal funds sold and short-term investments (3)(4)	181	257	438
Total interest-earning assets	1,097	1,108	2,205

Interest expense:
Demand accounts	-	1	1
Money market and savings accounts	16	169	185
Time deposits	127	1,363	1,490
Total interest-earning deposits	143	1,533	1,676
Borrowings	259	479	738
Total interest-bearing liabilities	402	2,012	2,414
Net change in net interest income	$695	$(904)	$(209)
______________
(1)   Interest income includes net deferred loan fee amortization income of $130,000 and $192,000 for the three months ended March 31, 2019 and 2018, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2019 and March 31, 2018.

Net interest income decreased $205,000, or 1.6%, to $12.9 million during the three months ended March 31, 2019 compared to $13.1 million during the three months ended March 31, 2018.

●
Interest income on loans increased $1.6 million due primarily to an increase of $79.9 million, or 5.7%, in average loans along with a 21 basis point increase in average yield on loans. The increase in average loan balance was driven by a $78.9 million, or 6.1%, increase in the average balance of loans held in portfolio and by an increase of $1.0 million, or 1.0%, in the average balance of loans held for sale.

●	Interest income from mortgage-related securities increased $121,000 year over year primarily as the yield increased 38 basis points. Additionally, the average balance increased $2.0 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $442,000 due to a 61 basis point increase in the average yield. The increase in average yield was driven by increases in the Federal Funds interest rate along with the increase in the dividend paid by the FHLB on its stock.  The average balance increased $28.8 million to $194.7 million due to the greater amount of cash on hand. Municipal securities that matured throughout the past 12 months were not replaced due to market conditions.

●
Interest expense on time deposits increased $1.5 million, or 67.2%, primarily due to a 75 basis point increase of average cost of time deposits, as maturing time deposits have repriced or have been replaced at a higher rate in the current competitive market. In addition to the increase in cost of time deposits, the average balance of time deposits increased $37.8 million compared to the prior year period.

●
Interest expense on money market and savings accounts increased $185,000 due primarily to a 39 basis point increase in average cost of money market and savings accounts along with an increase in average balance of $23.0 million.

●
Interest expense on borrowings increased $738,000, or 48.9%, due to an increase in the average cost of borrowings that resulted from the maturity and replacement of fixed-rate borrowings since the beginning of the prior year.  The average cost of borrowings totaled 2.08% during the quarter ended March 31, 2019, compared to 1.61% during the quarter ended March 31, 2018. In addition to the increase in rate, average borrowing volume increased $59.8 million to $438.9 million during the quarter ended March 31, 2019.

Provision for Loan Losses

Our provision for loan losses amounted to a negative provision of $680,000 for the three months ended March 31, 2019, compared to a negative provision of $880,000 for the three months ended March 31, 2018. The negative provision for loan losses was primarily due a continued improvement in the overall risk profile of the loan portfolio.

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

Noninterest Income
	Three months ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$379	$399	$(20)	(5.0)%
Increase in cash surrender value of life insurance	344	328	16	4.9%
Mortgage banking income	23,359	24,187	(828)	(3.4)%
Other	175	269	(94)	(34.9)%
Total noninterest income	$24,257	$25,183	$(926)	(3.7)%

Total noninterest income decreased $926,000, or 3.7%, to $24.3 million during the three months ended March 31, 2019 compared to $25.2 million during the three months ended March 31, 2018. The decrease resulted primarily from a decrease in mortgage banking income along with decreases in service charges on loans and deposits and other noninterest income categories.

●
The decrease in mortgage banking income was primarily the result of an decrease in margin.  Gross margin on loans sold decreased 1.3% at the mortgage banking segment.  Total loan origination volume on a consolidated basis increased $2.1 million, or 0.4%, to $491.2 million during the three months ended March 31, 2019 compared to $489.2 million during the three months ended March 31, 2018.  See "Comparison of Mortgage Banking Segment Operations for the Three Months Ended March 31, 2019 and 2018" above for additional discussion of the increase in mortgage banking income.

●	Service charges on loans and deposits decreased primarily due to an decrease in loan prepayment fees.
●	The increase in cash surrender value of life insurance was due primarily to an increase in earnings rate.
●	The $94,000 decrease in other noninterest income was due primarily to an decrease in mortgage servicing fee income along with decreases in wealth management revenue and rent income.

Noninterest Expenses
	Three months ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$20,639	$20,983	$(344)	(1.6)%
Occupancy, office furniture and equipment	2,776	2,639	137	5.2%
Advertising	958	860	98	11.4%
Data processing	769	625	144	23.0%
Communications	328	382	(54)	(14.1)%
Professional fees	695	700	(5)	(0.7)%
Real estate owned	32	317	(285)	(89.9)%
Loan processing expense	805	988	(183)	(18.5)%
Other	2,347	2,653	(306)	(11.5)%
Total noninterest expenses	$29,349	$30,147	$(798)	(2.6)%

Total noninterest expenses decreased $798,000, or 2.6%, to $29.3 million during the three months ended March 31, 2019 compared to $30.1 million during the three months ended March 31, 2018.

●
Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $181,000, or 1.1%, to $16.1 million during the three months ended March 31, 2019. The decrease in compensation expense was primarily a result of the decrease in salaries as underperforming branches were closed. In addition to the salaries decrease, commission expense decreased as volumes declined.  Offsetting the decreases, health insurance expense increased.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $132,000, or 2.7%, to $4.8 million during the three months ended March 31, 2019. The decrease was due primarily to a decrease in health insurance and stock compensation expense offset by increases in salaries expense.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $9,000 to $1.8 million during the three months ended March 31, 2019, primarily resulting from less computer expenses offset by higher rent expense.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $146,000 to $972,000 during the three months ended March 31, 2019.  The increase was due primarily to installing new ATMs at each of the branches and branch remodels of several of the locations.

●
Advertising expense increased $98,000, or 11.4%, to $958,000 during the three months ended March 31, 2019. This was primarily due to marketing increases at the mortgage banking segment in an effort to increase volumes at the branches.  Additionally, the community banking segment increased spending primarily to attract deposits.

●	Data processing expense increased $144,000, or 23.0%, to $769,000 during the three months ended March 31, 2019. This was primarily due to increases at the mortgage banking segment.
●
Professional fees decreased $5,000, or 0.5%, to $695,000 during the three months ended March 31, 2019. This was primarily due to a decrease in legal expenses at the mortgage banking segment offset by higher consulting fees at the community banking segment.

●
Real estate owned expense decreased $285,000, resulting in $32,000 of expense during the three months ended March 31, 2019, compared to $317,000 of expense during the three months ended March 31, 2018. Property management expense (other than gains/losses) decreased $72,000 during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as there are less properties to manage. Net gains on sales of real estate owned decreased $44,000 to $12,000 for the three months ended March 31, 2019 compared to $56,000 for the three months ended March 31, 2018. Real estate owned writedowns decreased $256,000 as there were no writedowns for the three months ended March 31, 2019 compared to $256,000 for the three months ended March 31, 2018.

●
Loan processing expense decreased $183,000, or 18.5%, to $805,000 during the three months ended March 31, 2019. This was primarily due to a decrease in appraisal and credit report fees at the mortgage banking segment.

●
Other noninterest expense decreased $306,000 to $2.3 million during the three months ended March 31, 2019. The decrease was at the mortgage banking segment primarily resulted from decreased provision for branch losses and lower hiring costs. In addition, other noninterest expenses decreased at the community banking segment due primarily to decreases in loan and hiring costs.

Income Taxes

Income tax expense decreased $122,000, or 5.8%, to $2.0 million during the three months ended March 31, 2019, compared to $2.1 million during the three months ended March 31, 2018. Income tax expense was recognized during the three months ended March 31, 2019 at an effective rate of 23.3% compared to an effective rate of 23.2% during the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company recognized a benefit of approximately $92,000 related to stock awards exercised compared to a benefit of approximately $130,000 recognized during the three months ended March 31, 2018.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets – Total assets increased by $13.3 million, or 0.7%, to $1.93 billion at March 31, 2019 from $1.92 billion at December 31, 2018. The increase in total assets primarily reflects an increase in cash and cash equivalents and the right of use assets partially offset by a decrease in loans held for sale. The increase was funded by additional short-term debt and advanced payments by borrowers for taxes in 2019.

Cash and Cash Equivalents – Cash and cash equivalents increased $18.7 million, or 21.8%, to $104.8 million at March 31, 2019, compared to $86.1 million at December 31, 2018.  The increase in cash and cash equivalents primarily reflects the increase in advanced payments by borrowers for taxes and short-term borrowings.

Securities Available for Sale – Securities available for sale decreased $1.5 million during the three months ended March 31, 2019. The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale - Loans held for sale decreased $18.6 million to $123.0 million at March 31, 2019 due to the seasonal slowdown in the first quarter along with the timing of loans sold to investors.

Loans Receivable - Loans receivable held for investment increased $718,000 to $1.38 billion at March 31, 2019.  The increase in total loans receivable was primarily attributable to increases in the construction and land, commercial real estate, commercial, and consumer loan categories. Partially offsetting those increases, one- to four-family, multi-family, and home equity loan categories decreased.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Three months ended March 31,		Year Ended
	2019	2018	December 31, 2018
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,520,764	$1,441,710	$1,441,710
Real estate loans originated for investment:
Residential
One- to four-family	12,334	32,096	126,601
Multi-family	14,769	29,569	123,107
Home equity	1,194	1,223	4,613
Construction and land	1,367	815	66,265
Commercial real estate	4,172	22,402	58,176
Total real estate loans originated for investment	33,836	86,105	378,762
Consumer loans originated for investment	-	-	142
Commercial business loans originated for investment	3,437	1,542	6,221
Total loans originated for investment	37,273	87,647	385,125

Principal repayments	(36,493)	(64,491)	(297,162)
Transfers to real estate owned	(30)	(238)	(545)
Loan principal charged-off	(32)	(60)	(84)
Net activity in loans held for investment	718	22,858	87,334

Loans originated for sale	491,239	489,155	2,509,827
Loans sold	(509,844)	(511,413)	(2,518,107)
Net activity in loans held for sale	(18,605)	(22,258)	(8,280)
Total gross loans receivable and held for sale at end of period	$1,502,877	$1,442,310	$1,520,764

Allowance for Loan Losses - The allowance for loan losses decreased $688,000 from December 31, 2018. The decrease resulted from the negative provision due to improvement of key loan quality metrics decreasing the required allowance related to the loans collectively reviewed. The overall decrease was primarily related to the one-to four-family, commercial real estate, and commercial categories.  See Note 3 for further discussion on the allowance for loan losses.

Real Estate Owned – Total real estate owned decreased $503,000 from December 31, 2018.  During the three months ended March 31, 2019, $30,000 was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $533,000.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $13.7 million to $36.2 million at March 31, 2019. The increase was primarily due to recording the right to use asset for operating leases, as a result of adopting the new lease accounting standard.

Deposits – Total deposits decreased $1.2 million to $1.04 billion at March 31, 2019 from December 31, 2018.  The decrease was driven by a decrease of $10.6 million in demand deposits and $2.4 million in time deposits offset by an increase of $11.9 million in money market and savings deposits.

Borrowings – Total borrowings increased $13.4 million to $448.5 million at March 31, 2019. The community banking segment had no change in borrowings. External short term borrowings at the mortgage banking segment increased a total of $13.4 million at March 31, 2019 from December 31, 2018 to fund loans held for sale.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $7.0 million from December 31, 2018 to March 31, 2019.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities increased $9.6 million during the three months ended March 31, 2019 compared to December 31, 2018. The increase was primarily due to adding the operating leases to the balance sheet along with declaring a special and regular dividend which had not been paid as of March 31, 2019.  Offsetting the increases, other liabilities decreased related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities.  These amounts remain classified as other liabilities until settled.

Shareholders’ Equity – Shareholders' equity decreased $15.2 million to $384.5 million at March 31, 2019 from December 31, 2018.  Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend and the repurchase of stock.  Partially offsetting the decreases, the increases related to net income, additional paid in capital as stock options were exercised, the increase in the fair value of the security portfolio, and unearned ESOP shares as they continue to vest.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2019	2018
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,211	$4,902
Multi-family	1,283	1,309
Home equity	177	201
Construction and land	-	-
Commercial real estate	114	125
Commercial	13	18
Consumer	-	-
Total non-accrual loans	6,798	6,555

Real estate owned
One- to four-family	30	163
Multi-family	-	-
Construction and land	2,724	3,327
Commercial real estate	300	300
Total real estate owned	3,054	3,790
Valuation allowance at end of period	(1,405)	(1,638)
Total real estate owned, net	1,649	2,152
Total nonperforming assets	$8,447	$8,707

Total non-accrual loans to total loans	0.49%	0.48%
Total non-accrual loans to total assets	0.35%	0.34%
Total nonperforming assets to total assets	0.44%	0.45%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Three Months
	Ended March 31,
	2019	2018
	(In Thousands)

Balance at beginning of period	$6,555	6,068
Additions	503	1,001
Transfers to real estate owned	(30)	(238)
Charge-offs	(8)	(5)
Returned to accrual status	(127)	-
Principal paydowns and other	(95)	(269)
Balance at end of period	$6,798	6,557

Total non-accrual loans increased by $243,000, or 3.7%, to $6.8 million as of March 31, 2019 compared to $6.6 million as of December 31, 2018.  The ratio of non-accrual loans to total loans receivable was 0.49% at March 31, 2019 compared to 0.48% at December 31, 2018.  During the three months ended March 31, 2019, $503,000 in loans were placed on non-accrual status. Offsetting this activity, $30,000 in non-accrual loans were transferred to real estate owned, $8,000 in loan principal was charged off, $127,000 returned to accrual status, and approximately $95,000 in principal payments were received during the three months ended March 31, 2019.

Of the $6.8 million in total non-accrual loans as of March 31, 2019, $6.0 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.5 million in cumulative partial net charge-offs have been recorded over the life of these loans as of March 31, 2019.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $178,000 have been recorded as of March 31, 2019.  The remaining $836,000 of non-accrual loans were reviewed on an aggregate basis and $167,000 in general valuation allowance was deemed necessary related to those loans as of March 31, 2019.   The $167,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of March 31, 2019 totaled $2.0 million, which represents 29.9% of total non-accrual loans as of that date.  These five loans have not had any cumulative life-to-date net charge-offs.  An $83,000 specific valuation allowance was deemed necessary based on net realizable collateral value with respect to these five loans as of March 31, 2019.

For the three months ended March 31, 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $123,000.  We received $117,000 of interest payments on such loans during the three months ended March 31, 2019.   Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more at March 31, 2019 or December 31, 2018.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of March 31, 2019
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,740	$809	3,549
Multi-family	-	357	357
Commercial real estate	2,740	13	2,753
	$5,480	$1,179	6,659

	As of December 31, 2018
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,740	$844	3,584
Multi-family	-	372	372
Home equity	-	-	-
Commercial real estate	2,759	17	2,776
	$5,499	$1,233	6,732

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At March 31,	At December 31,
	2019	2018
	(Dollars in Thousands)

Loans past due less than 90 days	$1,672	$1,925
Loans past due 90 days or more	4,622	5,025
Total loans past due	$6,294	$6,950

Total loans past due to total loans receivable	0.46%	0.50%

Past due loans decreased by $656,000, or 9.4%, to $6.3 million at March 31, 2019 from $7.0 million at December 31, 2018.  Loans past due less than 90 days decreased by $253,000, or 13.1%.  Loans past due 90 days or more decreased by $403,000, or 8.0%, during the three months ended March 31, 2019.

REAL ESTATE OWNED

Total real estate owned decreased by $503,000, or 23.4%, to $1.6 million at March 31, 2019, compared to $2.2 million at December 31, 2018.  During the three months ended March 31, 2019, $30,000 was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $533,000.  There were no write downs which occurred during the three months ended March 31, 2019. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an “as is value” assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

Virtually all habitable real estate owned (both residential and commercial properties) is managed with the intent of attracting a lessee to generate revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value, less costs to sell, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned within 90 days of being transferred.  Subsequent write-downs to reflect current fair market value, as well as gains and losses upon disposition and revenue and expenses incurred in maintaining such properties, are treated as period costs and included in real estate owned in the consolidated statements of income. The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2019	2018
	(Dollars in Thousands)

Balance at beginning of period	$13,249	$14,077
Provision for loan losses	(680)	(880)
Charge-offs:
Mortgage
One- to four-family	24	60
Multi-family	-	-
Home equity	8	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	-	-
Commercial	-	-
Total charge-offs	32	60
Recoveries:
Mortgage
One- to four-family	13	32
Multi-family	4	13
Home equity	6	7
Commercial real estate	1	1
Construction and land	-	-
Consumer	-	-
Commercial	-	-
Total recoveries	24	53
Net charge-offs	8	7
Allowance at end of period	$12,561	$13,190

Ratios:
Allowance for loan losses to non-accrual loans at end of period	184.77%	201.16%
Allowance for loan losses to loans receivable at end of period	0.91%	1.00%
Net charge-offs to average loans outstanding (annualized)	0.00%	0.00%
Provision for loan losses to net charge-offs	(8,500.00)%	(12,571.43)%
Net charge-offs to beginning of the period allowance (annualized)	0.24%	0.20%

The allowance for loan losses decreased $688,000 to $12.6 million at March 31, 2019, compared to $13.2 million at December 31, 2018.  The decrease in allowance for loan losses reflects the negative provision. The negative provision recorded during the current year reflects a continued improvement in the overall risk profile of the loan portfolio.

Net charge-offs of $8,000, or less than 0.01% of average loans annualized, for the three months ended March 31, 2019, compared to net charge-offs of $7,000, or less than 0.01% of average loans annualized, for the three months ended March 31, 2018. Of the $32,000 in charge-offs during the three months ended March 31, 2019, most of the activity related to loans secured by one- to four-family residential loans.

Our underwriting policies and procedures emphasize that credit decisions must rely on both the credit quality of the borrower and the estimated value of the underlying collateral.  Credit quality is assured only when the estimated value of the collateral is objectively determined and is not subject to significant fluctuation.

The allowance for loan losses has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. Any future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management’s knowledge, all probable losses have been provided for in the allowance for loan losses.

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

During the three months ended March 31, 2019 primary uses of cash and cash equivalents included: $491.2 million in funding loans held for sale, a $756,000 increase in funding loans receivable, a $1.2 million decrease in deposits, a $3.9 million decrease in advance payments by borrowers for taxes, $2.6 million for cash dividends paid, $2.7 million for purchases of mortgage related securities, and $8.0 million in purchases of our common stock.

During the three months ended March 31, 2019, primary sources of cash and cash equivalents included: $533.4 million in proceeds from the sale of loans held for sale, $13.4 million in additional proceeds from short-term debt, $6.0 million in principal repayments on mortgage related securities, and $6.5 million in net income.

During the three months ended March 31, 2018 primary uses of cash and cash equivalents included: $489.2 million funding loans held for sale, a $23.1 million increase in funding loans receivable, $17.2 million for cash dividends paid, $16.9 million repayment of short-term borrowings, a $5.2 million decrease in advance payments by borrowers for taxes, and $3.7 million in purchases of our common stock.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2019 and 2018, respectively, $104.8 million and $83.4 million of our assets were invested in cash and cash equivalents.  At March 31, 2019, cash and cash equivalents were comprised of the following: $77.4 million in cash held at the Federal Reserve Bank and other depository institutions and $27.5 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At March 31, 2019, we had $430.0 million in long term advances from the FHLB with contractual maturity dates in 2027, and 2028.   The 2027 advance maturities have single call options in May 2019, June 2019, August 2019, and December 2019. The 2028 advance maturities have single call options in March 2020, March 2021, May 2020, and May 2021, along with two advances that have quarterly call options beginning in June 2020 and September 2020. As an additional source of funds, the mortgage banking segment has a repurchase agreement.As an additional source of funds, the mortgage banking segment has a repurchase agreement. At March 31, 2019, we had $18.5 million outstanding under the repurchase agreement with a total outstanding commitment of $35.0 million.

At March 31, 2019, we had outstanding commitments to originate loans receivable of $13.4 million.  In addition, at March 31, 2019, we had unfunded commitments under construction loans of $71.3 million, unfunded commitments under business lines of credit of $13.5 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.4 million.  At March 31, 2019, certificates of deposit scheduled to mature in one year or less totaled $564.4 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At March 31, 2019, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $10.9 million.

Capital

Shareholders' equity decreased by $15.2 million to $384.5 million at March 31, 2019 from December 31, 2018. Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend and the repurchase of stock.  Partially offsetting the decreases, the increases related to net income, additional paid in capital as stock options were exercised, the increase in the fair value of the security portfolio, and unearned ESOP shares as they continue to vest.

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

As of March 31, 2019, the Company had repurchased 7,497,453 shares at an average price of $13.80 under previously approved stock repurchase plans. As of March 31, 2019, the Company is authorized to purchase up to 230,300 additional shares under the current approved stock repurchase program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At March 31, 2019, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Consolidated Financial Statements - Note 8 Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2019 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (3)	$128,470	$128,470	$-	$-	$-
Money market and savings deposits (3)	175,380	175,380	-	-	-
Time deposit (3)	733,491	564,398	165,980	3,113	-
Repurchase agreements (3)	18,451	18,451	-	-	-
Federal Home Loan Bank advances (1)	430,000	-	-	-	430,000
Operating leases (2)	11,627	3,472	4,625	2,368	1,162
	$1,497,419	$890,171	$170,605	$5,481	$431,162

(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest which will accrue on the advances.
(2)  Represents non-cancelable operating leases for offices and equipment.
(3)  Excludes interest.

See Note 11 Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to consolidated financial statements for additional information.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2019.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$13,355	$13,355	$-	$-	$-
Unused portion of home equity lines of credit (2)	14,163	14,163	-	-	-
Unused portion of construction loans (3)	71,332	71,332	-	-	-
Unused portion of business lines of credit	13,501	13,501	-	-	-
Standby letters of credit	261	261	-	-	-
Total Other Commitments	$112,612	$112,612	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2019 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of March 31, 2019
Dollar Change	($1,368)	(689)	(317)	1,068
Percentage Change	(2.79)%	(1.41)	(0.65)	2.18

At March 31, 2019, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 0.65% while a 100 basis point decrease in rates had the effect of increasing net interest income by 2.18%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures: Company management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have been no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is set forth in Part I, Item 1, Note 11 Commitments, Off-Balance Sheet Arrangements, Contingent Liabilities.
Item 1A. Risk Factors
There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the first quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
January 1, 2019 - January 31, 2019	151,900	$16.60	151,900	540,800
February 1, 2019 - February 28, 2019	222,600	16.44	222,600	318,200
March 1, 2019 - March 31, 2019	107,451	16.63	87,900	230,300
Total	481,951	$16.53	462,400	230,300

(a)	On November 8, 2018, the Board of Directors terminated the then-existing plan and authorized the repurchase of 1,000,000 shares of common stock.

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
Date: May 3, 2019
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: May 3, 2019
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended March 31, 2019

Exhibit No.	Description	Filed Herewith
10.1	Waterstone Financial, Inc. Incentive Plan†(1)
31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial, Inc.	X
31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial, Inc.	X
32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial, Inc.	X
32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial, Inc.	X
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X

† Management compensation contract or agreement
(1) Incorporated by reference to Exhibit 10.1 to the Consent Report on Form 8-k filed with the SEC on March 25, 2019 (File No. 001-36271)