Form 10-Q
period 2019-06-30
Waterstone Financial, Inc.
filed 2019-07-31
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

OR

□      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes      ☒            No      □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes      ☒            No      □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer ☒	Non-accelerated filer □	Smaller reporting company □
Emerging growth company □
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      □            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 27,492,460 at July 29, 2019.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item l. Financial Statements	3
Consolidated Statements of Financial Condition as of June 30, 2019 (unaudited) and December 31, 2018	3
Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (unaudited)	5
Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018 (unaudited)	6 - 7
Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited)	8
Notes to Consolidated Financial Statements (unaudited)	9 - 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37 - 55
Item 3. Quantitative and Qualitative Disclosures about Market Risk	56
Item 4. Controls and Procedures	56

PART II. OTHER INFORMATION	57

Item 1. Legal Proceedings	57
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	57 57 57 57 57
Item 6. Exhibits	58
Signatures	58

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets	(Dollars In Thousands, except share and per share data)
Cash	$47,253	$48,234
Federal funds sold	13,339	25,100
Interest-earning deposits in other financial institutions and other short term investments	9,553	12,767
Cash and cash equivalents	70,145	86,101
Securities available for sale (at fair value)	182,862	185,720
Loans held for sale (at fair value)	244,052	141,616
Loans receivable	1,370,727	1,379,148
Less: Allowance for loan losses	12,617	13,249
Loans receivable, net	1,358,110	1,365,899

Office properties and equipment, net	24,978	24,524
Federal Home Loan Bank stock (at cost)	22,275	19,350
Cash surrender value of life insurance	68,581	67,550
Real estate owned, net	1,684	2,152
Prepaid expenses and other assets	42,451	22,469
Total assets	$2,015,138	$1,915,381

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$127,123	$139,111
Money market and savings deposits	182,222	163,511
Time deposits	745,651	735,873
Total deposits	1,054,996	1,038,495

Borrowings	518,681	435,046
Advance payments by borrowers for taxes	18,852	4,371
Other liabilities	35,806	37,790
Total liabilities	1,628,335	1,515,702

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares at June 30, 2019 and at December 31, 2018, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares at June 30, 2019 and at December 31, 2018
Issued - 27,626,310 at June 30, 2019 and 28,463,239 at December 31, 2018
Outstanding - 27,626,310 at June 30, 2019 and 28,463,239 at December 31, 2018	276	285
Additional paid-in capital	331,600	330,327
Retained earnings	183,820	187,153
Unearned ESOP shares	(17,210)	(17,804)
Accumulated other comprehensive income (loss), net of taxes	655	(2,361)
Cost of shares repurchased (8,039,313 shares at June 30, 2019 and 7,171,537 shares at December 31, 2018)	(112,338)	(97,921)
Total shareholders’ equity	386,803	399,679
Total liabilities and shareholders’ equity	$2,015,138	$1,915,381

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In Thousands, except per share amounts)

Interest income:
Loans	$18,026	$16,700	$35,130	$32,158
Mortgage-related securities	764	644	1,523	1,282
Debt securities, federal funds sold and short-term investments	1,123	1,019	2,432	1,886
Total interest income	19,913	18,363	39,085	35,326
Interest expense:
Deposits	4,344	2,710	8,334	5,024
Borrowings	2,588	1,933	4,834	3,441
Total interest expense	6,932	4,643	13,168	8,465
Net interest income	12,981	13,720	25,917	26,861
Provision for loan losses	30	(220)	(650)	(1,100)
Net interest income after provision for loan losses	12,951	13,940	26,567	27,961
Noninterest income:
Service charges on loans and deposits	390	491	769	890
Increase in cash surrender value of life insurance	507	473	851	801
Mortgage banking income	34,105	32,090	57,464	56,277
Other	188	264	363	533
Total noninterest income	35,190	33,318	59,447	58,501
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	27,074	26,234	47,713	47,217
Occupancy, office furniture, and equipment	2,680	2,605	5,456	5,244
Advertising	963	1,000	1,921	1,860
Data processing	869	623	1,638	1,248
Communications	353	435	681	817
Professional fees	789	647	1,484	1,347
Real estate owned	19	(126)	51	191
Loan processing expense	879	904	1,684	1,892
Other	1,729	2,415	4,076	5,068
Total noninterest expenses	35,355	34,737	64,704	64,884
Income before income taxes	12,786	12,521	21,310	21,578
Income tax expense	3,143	3,101	5,125	5,205
Net income	$9,643	$9,420	$16,185	$16,373
Income per share:
Basic	$0.37	$0.34	$0.61	$0.60
Diluted	$0.37	$0.34	$0.61	$0.59
Weighted average shares outstanding:
Basic	26,242	27,504	26,370	27,506
Diluted	26,412	27,742	26,572	27,790

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Net income	$9,643	$9,420	$16,185	$16,373

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available for sale securities:
Net unrealized holding gain (loss) arising during the period, net of tax (expense) benefit of ($562), $201, ($1,127), $1,013, respectively	1,506	(537)	3,016	(2,696)
Reclassification adjustment for net deferred tax liability revaluation	-	-	-	5
Total other comprehensive income (loss)	1,506	(537)	3,016	(2,691)
Comprehensive income	$11,149	$8,883	$19,201	$13,682

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Repurchased	Total Shareholders' Equity
	Shares	Amount
For the six months ended June 30, 2019	(In Thousands, except per share amounts)
Balances at January 1, 2019	28,463	$$285	$330,327	$187,153	$(17,804)	$(2,361)	$(97,921)	$399,679

Comprehensive income:
Net income	-	-	-	16,185	-	-	-	16,185
Other comprehensive loss	-	-	-	-	-	3,016	-	3,016
Total comprehensive income								19,201

ESOP shares committed to be released to Plan participants	-	-	281	-	594	-	-	875
Cash dividend, $0.74 per share	-	-	-	(19,518)	-	-	-	(19,518)
Stock compensation activity, net of tax	31	-	394	-	-	-	-	394
Stock compensation expense	-	-	598	-	-	-	-	598
Purchase of common stock returned to authorized but unissued	(868)	(9)	-	-	-	-	(14,417)	(14,426)
Balances at June 30, 2019	27,626	$276	$331,600	$183,820	$(17,210)	$655	$(112,338)	$386,803

For the six months ended June 30, 2018
Balances at January 1, 2018	29,501	$$295	$326,655	$183,358	$(18,991)	$(477)	$(78,736)	$412,104

Comprehensive income:
Net income	-	-	-	16,373	-	-	-	16,373
Other comprehensive income	-	-	-	-	-	(2,691)	-	(2,691)
Total comprehensive income								13,682

Reclassification for net deferred tax liability revaluation	-	-	-	-	-	-	-	(5)
ESOP shares committed to be released to Plan participants	-	-	320	-	594	-	-	914
Cash dividend, $0.74 per share	-	-	-	(20,459)	-	-	-	(20,459)
Stock based compensation activity	48	-	599	-	-	-	-	599
Stock compensation expense	-	-	876	-	-	-	-	876
Purchase of common stock returned to authorized but unissued	(231)	(2)	-	-	-	-	(3,965)	(3,967)
Balances at June 30, 2018	29,318	$293	$328,450	$179,267	$(18,397)	$(3,168)	$(82,701)	$403,744

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Repurchased	Total Shareholders' Equity
	Shares	Amount
For the three months ended June 30, 2019
Balances at April 1, 2019	28,004	$280	$331,128	$177,303	$(17,507)	$(851)	$(105,885)	$384,468

Comprehensive income:
Net income	-	-	-	9,643	-	-	-	9,643
Other comprehensive income	-	-	-	-	-	1,506	-	1,506
Total comprehensive income								11,149

ESOP shares committed to be released to Plan participants	-	-	141	-	297	-	-	438
Cash dividend, $0.12 per share	-	-	-	(3,126)	-	-	-	(3,126)
Stock based compensation activity	8	-	102	-	-	-	-	102
Stock compensation expense	-	-	229	-	-	-	-	229
Purchase of common stock returned to authorized but unissued	(386)	(4)	-	-	-	-	(6,453)	(6,457)
Balances at June 30, 2019	27,626	$276	$331,600	$183,820	$(17,210)	$655	$(112,338)	$386,803

For the three months ended June 30, 2018
Balances at April 1, 2018	29,324	$293	$327,748	$173,163	$(18,694)	$(2,631)	$(82,460)	$397,419
Comprehensive income:
Net income	-	-	-	9,420	-	-	-	9,420
Other comprehensive income	-	-	-	-	-	(537)	-	(537)
Total comprehensive income								8,883

ESOP shares committed to be released to Plan participants	-	-	161	-	297	-	-	458
Cash dividend, $0.12 per share	-	-	-	(3,316)	-	-	-	(3,316)
Stock based compensation activity	8	-	105	-	-	-	-	105
Stock compensation expense	-	-	436	-	-	-	-	436
Purchase of common stock returned to authorized but unissued	(14)	-	-	-	-	-	(241)	(241)
Balances at June 30, 2018	29,318	$293	$328,450	$179,267	$(18,397)	$(3,168)	$(82,701)	$403,744

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2019	2018
	(In Thousands)

Operating activities:
Net income	$16,185	$16,373
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	(650)	(1,100)
Provision for depreciation	1,215	1,116
Deferred taxes	1,768	(799)
Stock based compensation	598	876
Net amortization of premium/discount on debt and mortgage related securities	113	271
Amortization of unearned ESOP shares	875	914
Amortization and impairment of mortgage servicing rights	109	89
Gain on sale of loans held for sale	(58,304)	(52,350)
Loans originated for sale	(1,270,121)	(1,190,708)
Proceeds on sales of loans originated for sale	1,225,988	1,250,000
Increase in accrued interest receivable	(259)	(89)
Increase in cash surrender value of life insurance	(851)	(801)
Increase in accrued interest on deposits and borrowings	136	149
Decrease in other liabilities	(506)	(759)
Decrease in prepaid tax expense	582	212
Net gain related to real estate owned	(20)	(4)
Other	(14,735)	(8,698)
Net cash (used in) provided by operating activities	(97,877)	14,692

Investing activities:
Net decrease (increase) in loans receivable	7,697	(50,494)
Net change in FHLB stock	(2,925)	(2,475)
Purchases of:
Mortgage related securities	(6,759)	(7,038)
Premises and equipment, net	(1,722)	(577)
Bank owned life insurance	(180)	(180)
Mortgage banking branch	-	(600)
Proceeds from:
Principal repayments on mortgage-related securities	12,930	14,648
Maturities of debt securities	1,835	3,105
Sales of real estate owned	1,204	2,456
Net cash provided by (used in) investing activities	12,080	(41,155)

Financing activities:
Net increase in deposits	16,501	28,060
Net change in short term borrowings	18,635	(43,762)
Repayment of long term borrowings	(100,000)	(115,000)
Proceeds from long term borrowings	165,000	205,000
Cash paid for advance payments by borrowers for taxes	3,511	5,533
Cash dividends on common stock	(19,774)	(20,491)
Purchase of common stock returned to authorized but unissued	(14,426)	(3,967)
Proceeds from stock option exercises	394	599
Net cash provided by financing activities	69,841	55,972
(Decrease) increase in cash and cash equivalents	(15,956)	29,509
Cash and cash equivalents at beginning of period	86,101	48,607
Cash and cash equivalents at end of period	$70,145	$78,116

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$3,904	$4,783
Interest payments	13,032	8,316
Noncash activities:
Loans receivable transferred to real estate owned	743	318
Dividends declared but not paid in other liabilities	3,542	3,863

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2018 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.

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

ASC Topic 326 "Financial Instruments - Credit Losses." Authoritative accounting guidance under ASC Topic 326, "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is gathering the available data to build an internal model and reviewing the assumptions to support the calculation. Management is reviewing the changes to the accounting standard with the appropriate depatments.  The Company is in process of a CECL calculation and is working to run parallel in the second half of 2019.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$38,250	$329	$(45)	$38,534
Collateralized mortgage obligations:
Government sponsored enterprise issued	74,749	1,272	(157)	75,864
Mortgage-related securities	112,999	1,601	(202)	114,398

Municipal securities	53,270	1,624	(1)	54,893
Other debt securities	15,002	-	(1,431)	13,571
Debt securities	68,272	1,624	(1,432)	68,464
	$181,271	$3,225	$(1,634)	$182,862

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$42,105	$91	$(565)	$41,631
Collateralized mortgage obligations:
Government sponsored enterprise issued	75,923	243	(1,211)	74,955
Mortgage-related securities	118,028	334	(1,776)	116,586

Municipal securities	55,242	825	(119)	55,948
Other debt securities	15,002	-	(1,816)	13,186
Debt securities	70,244	825	(1,935)	69,134
	$188,272	$1,159	$(3,711)	$185,720

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At June 30, 2019, $1.6 million of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2018, $2.1 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2019 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$8,312	$8,314
Due after one year through five years	26,204	26,587
Due after five years through ten years	23,135	24,245
Due after ten years	10,621	9,318
Mortgage-related securities	112,999	114,398
	$181,271	$182,862

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$-	$-	$7,405	$(45)	$7,405	$(45)
Collateralized mortgage obligations:
Government sponsored enterprise issued	-	-	19,434	(157)	19,434	(157)
Municipal securities	-	-	727	(1)	727	(1)
Other debt securities	-	-	8,569	(1,431)	8,569	(1,431)
	$-	$-	$36,135	$(1,634)	$36,135	$(1,634)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$3,036	$(9)	$33,029	$(556)	$36,065	$(565)
Collateralized mortgage obligations:
Government sponsored enterprise issued	3,079	(13)	47,279	(1,198)	50,358	(1,211)
Municipal securities	7,595	(17)	11,272	(102)	18,867	(119)
Other debt securities	-	-	13,186	(1,816)	13,186	(1,816)
	$13,710	$(39)	$104,766	$(3,672)	$118,476	$(3,711)

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

(In Thousands)
Credit-related impairments on securities as of December 31, 2017	$94
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Credit-related impairments on securities as of December 31, 2018	94
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Credit-related impairments on securities as of June 30, 2019	$94

As of June 30, 2019, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of June 30, 2019, this security had an amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of June 30, 2019, the Company had 11 mortgage-backed securities, 20 government sponsored enterprise issued securities, three municipal bond securities, and one corporate debt securities which had been in an unrealized loss position for twelve months or longer and represents a loss of 4.3% of the aggregate amortized cost. These securities were determined not to be other-than-temporarily impaired as of June 30, 2019. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

The unrealized losses for the other debt security with an unrealized loss greater than 12 months is due to the current slope of the yield curve.  The security currently earns a floating rate that is indexed to the 10 year Treasury interest rate that is reset on a quarterly basis.  The Company does not intend to sell nor does it believe that it will be required to sell the security before recovery of their amortized cost basis.

Deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the three and six months ended June 30, 2019 and June 30, 2018, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019	December 31, 2018
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$478,006	$489,979
Multi-family	592,692	597,087
Home equity	19,242	19,956
Construction and land	25,491	13,361
Commercial real estate	223,553	225,522
Consumer	662	433
Commercial loans	31,081	32,810
	$1,370,727	$1,379,148

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

Qualifying loans receivable totaling $1.08 billion and $1.01 billion at June 30, 2019 and December 31, 2018, respectively, are pledged as collateral against $495.0 million and $430.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at June 30, 2019 and December 31, 2018.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $5.3 million as of June 30, 2019 and December 31, 2018.  None of these loans were past due or considered impaired as of June 30, 2019 or December 31, 2018.

As of June 30, 2019 and December 31, 2018, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of June 30, 2019 and December 31, 2018 follows:

	As of June 30, 2019
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$3,517	$599	$2,884	$7,000	$471,006	$478,006
Multi-family	-	-	576	576	592,116	592,692
Home equity	169	-	-	169	19,073	19,242
Construction and land	-	-	-	-	25,491	25,491
Commercial real estate	287	-	93	380	223,173	223,553
Consumer	-	-	-	-	662	662
Commercial loans	208	-	1	209	30,872	31,081
Total	$4,181	$599	$3,554	$8,334	$1,362,393	$1,370,727

	As of December 31, 2018
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,523	$76	$3,834	$5,433	$484,546	$489,979
Multi-family	-	-	937	937	596,150	597,087
Home equity	216	42	111	369	19,587	19,956
Construction and land	-	-	-	-	13,361	13,361
Commercial real estate	39	-	125	164	225,358	225,522
Consumer	29	-	-	29	404	433
Commercial loans	-	-	18	18	32,792	32,810
Total	$1,807	$118	$5,025	$6,950	$1,372,198	$1,379,148

(1)   Includes $162,000 and $422,000 at June 30, 2019 and December 31, 2018, respectively, which are on non-accrual status.
(2)   Includes $203,000 and $118,000 at June 30, 2019 and December 31, 2018, respectively, which are on non-accrual status.
(3)   Includes $1.8 million and $990,000 at June 30, 2019 and December 31, 2018, respectively, which are on non-accrual status.

A summary of the activity for the six months ended June 30, 2019 and 2018 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Six months ended June 30, 2019
Balance at beginning of period	$5,742	$4,153	$325	$400	$2,126	$20	$483	$13,249
Provision (credit) for loan losses	(449)	154	(54)	12	(214)	(3)	(96)	(650)
Charge-offs	(25)	(1)	(8)	-	-	(5)	-	(39)
Recoveries	35	9	12	-	1	-	-	57
Balance at end of period	$5,303	$4,315	$275	$412	$1,913	$12	$387	$12,617

Six months ended June 30, 2018
Balance at beginning of period	$5,794	$4,431	$356	$949	$1,881	$10	$656	$14,077
Provision (credit) for loan losses	102	(425)	(62)	(607)	87	(1)	(194)	(1,100)
Charge-offs	(62)	-	-	-	-	-	-	(62)
Recoveries	85	70	13	40	1	-	-	209
Balance at end of period	$5,919	$4,076	$307	$382	$1,969	$9	$462	$13,124

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of June 30, 2019 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$71	$80	$26	$-	$9	$-	$-	$186
Allowance related to loans collectively evaluated for impairment	5,232	4,235	249	412	1,904	12	387	12,431
Balance at end of period	$5,303	$4,315	$275	$412	$1,913	$12	$387	$12,617

Loans individually evaluated for impairment	$6,988	$1,261	$126	$-	$374	$-	$1	$8,750
Loans collectively evaluated for impairment	471,018	591,431	19,116	25,491	223,179	662	31,080	1,361,977
Total gross loans	$478,006	$592,692	$19,242	$25,491	$223,553	$662	$31,081	$1,370,727

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of June 30, 2019 and December 31, 2018:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At June 30, 2019
Substandard	$7,376	$1,261	$320	$-	$918	$-	$875	$10,750
Watch	5,628	486	-	-	1,442	-	608	8,164
Pass	465,002	590,945	18,922	25,491	221,193	662	29,598	1,351,813
	$478,006	$592,692	$19,242	$25,491	$223,553	$662	$31,081	$1,370,727

At December 31, 2018
Substandard	$7,799	$1,309	$246	$-	$678	$-	$889	$10,921
Watch	4,662	491	468	-	4,343	-	906	10,870
Pass	477,518	595,287	19,242	13,361	220,501	433	31,015	1,357,357
	$489,979	$597,087	$19,956	$13,361	$225,522	$433	$32,810	$1,379,148

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

The following tables present data on impaired loans at June 30, 2019 and December 31, 2018.

	As of June 30, 2019
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$349	$349	$71	$-
Multi-family	344	344	80	-
Home equity	82	82	26	-
Construction and land	-	-	-	-
Commercial real estate	9	418	9	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	784	1,193	186	409
Total Impaired with no Reserve
One- to four-family	6,639	7,579	-	940
Multi-family	917	1,745	-	828
Home equity	44	44	-	-
Construction and land	-	-	-	-
Commercial real estate	365	365	-	-
Consumer	-	-	-	-
Commercial	1	1	-	-
	7,966	9,734	-	1,768
Total Impaired
One- to four-family	6,988	7,928	71	940
Multi-family	1,261	2,089	80	828
Home equity	126	126	26	-
Construction and land	-	-	-	-
Commercial real estate	374	783	9	409
Consumer	-	-	-	-
Commercial	1	1	-	-
	$8,750	$10,927	$186	$2,177

	As of December 31, 2018
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$462	$462	$73	$-
Multi-family	-	-	-	-
Home equity	107	107	46	-
Construction and land	-	-	-	-
Commercial real estate	2,493	2,902	67	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	3,062	3,471	186	409
Total Impaired with no Reserve
One- to four-family	7,180	8,120	-	940
Multi-family	1,309	2,142	-	833
Home equity	139	139	-	-
Construction and land	-	-	-	-
Commercial real estate	392	392	-	-
Consumer	-	-	-	-
Commercial	18	18	-	-
	9,038	10,811	-	1,773
Total Impaired
One- to four-family	7,642	8,582	73	940
Multi-family	1,309	2,142	-	833
Home equity	246	246	46	-
Construction and land	-	-	-	-
Commercial real estate	2,885	3,294	67	409
Consumer	-	-	-	-
Commercial	18	18	-	-
	$12,100	$14,282	$186	$2,182

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

The following tables present data on impaired loans for the six months ended June 30, 2019 and 2018.

	Six months ended June 30,
	2019		2018
	Average Recorded Investment	Interest Paid	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$353	11	444	15
Multi-family	348	16	-	-
Home equity	85	5	80	3
Construction and land	-	-	-	-
Commercial real estate	13	-	30	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	799	32	554	18
Total Impaired with no Reserve
One- to four-family	6,727	213	7,307	193
Multi-family	935	41	791	26
Home equity	46	2	146	2
Construction and land	-	-	-	-
Commercial real estate	380	9	438	7
Consumer	-	-	-	-
Commercial	11	1	26	-
	8,099	266	8,708	228
Total Impaired
One- to four-family	7,080	224	7,751	208
Multi-family	1,283	57	791	26
Home equity	131	7	226	5
Construction and land	-	-	-	-
Commercial real estate	393	9	468	7
Consumer	-	-	-	-
Commercial	11	1	26	-
	$8,898	298	9,262	246

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $8.0 million of impaired loans as of June 30, 2019 for which no allowance has been provided, $1.8 million in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans’ net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans which may result in additional provisions to the allowance for loans losses or charge-offs.

At June 30, 2019, total impaired loans included $4.1 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2018, total impaired loans included $6.7 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of June 30, 2019
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$769	5	$3,509	7
Multi-family	-	-	341	2	341	2
Commercial real estate	281	1	9	1	290	2
	$3,021	3	$1,119	8	$4,140	11

	As of December 31, 2018
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$844	5	$3,584	7
Multi-family	-	-	372	2	372	2
Commercial real estate	2,759	2	17	1	2,776	3
	$5,499	4	$1,233	8	$6,732	12

At June 30, 2019, $4.1 million in loans had been modified in troubled debt restructurings and $1.1 million of these loans were included in the non-accrual loan total. The remaining $3.0 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $9,000 valuation allowance has been established as of June 30, 2019 with respect to the $4.1 million in troubled debt restructurings. As of December 31, 2018, a $67,000 valuation allowance had been established with respect to the $6.7 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of June 30, 2019
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,316	6	$494	2	$3,810	8
Interest reduction	330	3	-	-	330	3
	$3,646	9	$494	2	$4,140	11

	As of December 31, 2018
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$5,848	7	$546	2	$6,394	9
Interest reduction	338	3	-	-	338	3
	$6,186	10	$546	2	$6,732	12

There were no loans modified as troubled debt restructurings during the three or six months ended June 30, 2019 and June 30, 2018.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three or six months ended June 30, 2019 and June 30, 2018.

The following table presents data on non-accrual loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in Thousands)
Non-accrual loans:
Residential real estate:
One- to four-family	$4,249	$4,902
Multi-family	1,261	1,309
Home equity	81	201
Construction and land	-	-
Commercial real estate	93	125
Commercial	1	18
Consumer	-	-
Total non-accrual loans	$5,685	$6,555
Total non-accrual loans to total loans receivable	0.41%	0.48%
Total non-accrual loans to total assets	0.28%	0.34%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	June 30, 2019	December 31, 2018
	(In Thousands)

One- to four-family	$250	$163
Multi-family	-	-
Construction and land	2,714	3,327
Commercial real estate	-	300
Total real estate owned	2,964	3,790
Valuation allowance at end of period	(1,280)	(1,638)
Total real estate owned, net	$1,684	$2,152

The following table presents the activity in the Company’s real estate owned:

	Six months ended June 30,
	2019	2018
	(In Thousands)
Real estate owned at beginning of the period	$2,152	4,558
Transferred from loans receivable	743	318
Sales (net of gains / losses)	(1,201)	(2,197)
Write downs	-	(301)
Other	(10)	-
Real estate owned at the end of the period	$1,684	2,378

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.3 million and $2.2 million at June 30, 2019 and December 31, 2018, respectively.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Six months ended June 30,
	2019	2018
	(In Thousands)
Mortgage servicing rights at beginning of the period	$109	$888
Additions	175	244
Amortization	(29)	(89)
Sales	-	-
Mortgage servicing rights at end of the period	255	1,043
Valuation allowance at end of period	(80)	-
Mortgage servicing rights at end of the period, net	$175	$1,043

During the six months ended June 30, 2019, $1.27 billion in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $1.23 billion, generating mortgage banking income of $57.5 million. The unpaid principal balance of loans serviced for others was $34.1 million and $14.1 million at June 30, 2019 and December 31, 2018, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $186,000 at June 30, 2019 and $1.5 million at June 30, 2018. During the six months ended June 30, 2019 and June 30, 2018, the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ending December 31:	(In Thousands)
2019	$20
2020	34
2021	30
2022	27
2023	23
Thereafter	41
Total	$175

Note 6— Deposits

At June 30, 2019 and December 31, 2018, time deposits with balances greater than $250,000 amounted to $69.7 million and $60.1 million, respectively.

A summary of the contractual maturities of time deposits at June 30, 2019 is as follows:

(In Thousands)

Within one year	$538,390
More than one to two years	202,785
More than two to three years	1,459
More than three to four years	2,110
More than four through five years	907
$745,651

Note 7— Borrowings

Borrowings consist of the following:

	June 30, 2019		December 31, 2018
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement	$23,681	5.28%	$5,046	5.39%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2027	75,000	1.56%	175,000	1.38%
2028	255,000	2.37%	255,000	2.37%
2029	165,000	1.61%	-	-
	$518,681	2.14%	$435,046	2.01%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $23.7 million balance at June 30, 2019 and a $5.0 million balance at December 31, 2018.

The $75.0 million in advances due in 2027 consists of one $25.0 million advance with a fixed rate of 1.23% with a FHLB single call option in August 2019 and one $50.0 million advance with a fixed rate of 1.73% with a FHLB single call option in December 2019.

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

The $165.0 million in advances due in 2029 consists of one $50.0 million advance with a fixed rate of 1.98% with a FHLB quarterly call option in May 2022, one $50.0 million advance with a fixed rate of 1.75% with a FHLB quarterly call option in August 2021, one $25.0 million advance with a fixed rate of 1.52% with a FHLB quarterly call option in November 2020,  and one advance of $40.0 million with a fixed rate of 1.02% and with a FHLB quarterly call option beginning in September 2019.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of multi-family loans and 64% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $22.3 million at June 30, 2019 and $19.4 million at December 31, 2018. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

In addition, as a result of the legislation, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10% and have proposed 9% as the minimum capital for the ratio.  A financial institution can elect to be subject to this new definition.

The table below includes the regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased-in as of January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2019, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

The actual and required capital amounts and ratios for the Bank as of June 30, 2019 and December 31, 2018 are presented in the table below:

	June 30, 2019
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$398,062	26.12%	$121,915	8.00%	$160,013	10.50%	$	N/A	N/A
WaterStone Bank	343,730	22.58%	121,803	8.00%	159,867	10.50%		152,254	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	385,445	25.29%	91,436	6.00%	129,534	8.50%		N/A	N/A
WaterStone Bank	331,113	21.75%	91,352	6.00%	129,416	8.50%		121,803	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	385,445	25.29%	68,577	4.50%	106,675	7.00%		N/A	N/A
WaterStone Bank	331,113	21.75%	68,514	4.50%	106,578	7.00%		98,965	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	385,445	19.44%	79,296	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	331,113	16.70%	79,296	4.00%	N/A	N/A		99,120	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	331,113	16.47%	120,660	6.00%	N/A	N/A		N/A	N/A

	December 31, 2018
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$414,566	28.22%	$117,506	8.00%	$145,046	9.875%	$	N/A	N/A
WaterStone Bank	395,783	26.95%	117,490	8.00%	145,027	9.875%		146,863	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	401,317	27.32%	88,130	6.00%	115,670	7.875%		N/A	N/A
WaterStone Bank	382,534	26.05%	88,118	6.00%	115,655	7.875%		117,490	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	401,317	27.32%	66,097	4.50%	93,638	6.375%		N/A	N/A
WaterStone Bank	382,534	26.05%	66,088	4.50%	93,625	6.375%		95,461	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	401,317	21.06%	76,214	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	382,534	20.08%	76,214	4.00%	N/A	N/A		95,268	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	382,534	20.01%	114,712	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense decreased $80,000, or 1.5%, to $5.1 million for the six months ended June 30, 2019 compared to $5.2 million during the six months ended June 30, 2018. Income tax expense was recognized on the statement of income during the six months ended June 30, 2019 at an effective rate of 24.0% of pretax income compared to 24.1% during the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company recognized a benefit of approximately $100,000 related to stock awards exercised compared to a benefit of $137,000 recognized during the six months ended June 30, 2018.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of June 30, 2019 and December 31, 2018.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
June 30, 2019
Repurchase Agreement
Short-term	$23,681	$-	$23,681	$23,681	$-
	$23,681	$-	$23,681	$23,681	$-

December 31, 2018
Repurchase Agreement
Short-term	$5,046	$-	$5,046	$5,046	$-
	$5,046	$-	$5,046	$5,046	$-

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

	June 30, 2019	December 31, 2018
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$85,611	$33,762
Commitments to extend credit under home equity lines of credit (2)	14,742	14,903
Unused portion of construction loans (3)	60,028	79,776
Unused portion of business lines of credit	13,806	16,778
Standby letters of credit	161	860

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of June 30, 2019 and December 31, 2018.

In the normal course of business, the Company, or its subsidiaries, are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Herrington et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation was a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington, plus post-judgment interest. On February 12, 2018, the District Court awarded post-arbitration fees and costs of approximately $98,000. The judgment was appealed by Waterstone to the Seventh Circuit Court of Appeals, where oral argument was held on May 29, 2018.  On October 22, 2018, the Seventh Circuit issued a ruling vacating the District Court's order enforcing the arbitration award.  If the District Court determined the agreement only allows for individual arbitration, the award would be vacated and the case sent to individual arbitration for a new proceeding. If the District Court determined the arbitration agreement nevertheless allows for collective arbitration, the District Court could have confirmed the prior award.

On December 28, 2018, Plaintiff filed a post-remand brief. In it, Plaintiff asked the District Court to reaffirm the arbitration award entered by the arbitrator in full. Alternatively, she asked the Court to affirm her individual damage award and the awards of 123 other opt-ins whose arbitration agreements permit joinder or class actions. Lastly, Plaintiff asked the District Court to have 154 opt-ins intervene and file an amended complaint for individual relief in court. Waterstone opposed the motion on January 28, 2019, and asked the District Court to vacate the prior Final Award in full because Herrington’s arbitration agreement only allowed for individual arbitration. Plaintiff filed its reply on February 14, 2019.

On April 25, 2019, the District Court held that Plaintiff’s claims must be resolved through single-plaintiff arbitration. As a result, it vacated the July 5, 2017 arbitration award in its entirety, and closed the case.

In May 2019, Herrington and approximately 90 of the prior Claimants filed new demands in arbitration asserting similar claims. Waterstone is in the process of responding to those demands. Waterstone will continue to vigorously defend its interests in these matters and does not believe a loss is probable at this time.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At June 30, 2019, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $481.0 million and interest rate lock commitments with an aggregate notional amount of approximately $277.4 million.  The fair value of the forward commitments to sell mortgage loans at June 30, 2019 included a loss of $1.0 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at June 30, 2019 included a gain of $3.3 million that is reported as a component of other assets on the Company's consolidated statements of financial condition. At December 31, 2018, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $276.3 million and interest rate lock commitments with an aggregate notional amount of approximately $164.9 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2018 included a loss of $1.1 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2018 included a gain of $2.0 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In Thousands, except per share amounts)

Net income	$9,643	$9,420	$16,185	$16,373

Weighted average shares outstanding	26,242	27,504	26,370	27,506
Effect of dilutive potential common shares	170	238	202	284
Diluted weighted average shares outstanding	26,412	27,742	26,572	27,790

Basic earnings per share	$0.37	$0.34	$0.61	$0.60
Diluted earnings per share	$0.37	$0.34	$0.61	$0.59

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

The following table presents information about our assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2019	Level 1	Level 2	Level 3
	(In Thousands)

Available-for-sale securities
Mortgage-backed securities	$38,534	$-	$38,534	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	75,864	-	75,864	-
Municipal securities	54,893	-	54,893	-
Other debt securities	13,571	-	13,571	-
Loans held for sale	244,052	-	244,052	-
Mortgage banking derivative assets	3,326	-	-	3,326
Mortgage banking derivative liabilities	1,044	-	-	1,044

		Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(In Thousands)

Available-for-sale securities
Mortgage-backed securities	$41,631	$-	$41,631	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	74,955	-	74,955	-
Municipal securities	55,948	-	55,948	-
Other debt securities	13,186	-	13,186	-
Loans held for sale	141,616	-	141,616	-
Mortgage banking derivative assets	2,014	-	-	2,014
Mortgage banking derivative liabilities	1,116	-	-	1,116

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

	Six months ended June 30,
	2019	2018
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$898	2004
Mortgage derivative gain, net	1,384	719
Mortgage derivative, net balance at the end of the period	$2,282	2,723

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2019	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$598	$-	$-	$598
Real estate owned	1,684	-	-	1,684
Impaired mortgage servicing rights	159	-	-	159

		Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$2,876	$-	$-	$2,876
Real estate owned	2,152	-	-	2,152

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	June 30, 2019					December 31, 2018
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$70,145	$70,145	$60,870	$9,275	$-	$86,101	$86,101	$73,601	$12,500	$-
Securities available-for-sale	182,862	182,862	-	182,862	-	185,720	185,720	-	185,720	-
Loans held for sale	244,052	244,052	-	244,052	-	141,616	141,616	-	141,616	-
Loans receivable	1,370,727	1,326,449	-	-	1,326,449	1,379,148	1,311,633	-	-	1,311,633
FHLB stock	22,275	22,275	-	22,275	-	19,350	19,350	-	19,350	-
Accrued interest receivable	5,596	5,596	5,596	-	-	5,337	5,337	5,337	-	-
Mortgage servicing rights	175	186	-	-	186	109	109	-	-	109
Mortgage banking derivative assets	3,326	3,326	-	-	3,326	2,014	2,014	-	-	2,014

Financial Liabilities
Deposits	1,054,996	1,055,534	309,345	746,189	-	1,038,495	1,038,544	302,622	735,922	-
Advance payments by borrowers for taxes	18,852	18,852	18,852	-	-	4,371	4,371	4,371	-	-
Borrowings	518,681	519,789	-	519,789	-	435,046	432,269	-	432,269	-
Accrued interest payable	1,531	1,531	1,531	-	-	1,395	1,395	1,395	-	-
Mortgage banking derivative liabilities	1,044	1,044	-	-	1,044	1,116	1,116	-	-	1,116

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at June 30, 2019 and December 31, 2018.

Mortgage Banking Derivative Assets and Liabilities

Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. The Company relies on a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment, and then multiplying by quoted investor prices. The Company also relies on a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. On the Company’s consolidated statements of financial condition, instruments that have a positive fair value are included in prepaid expenses and other assets, and those instruments that have a negative fair value are included in other liabilities.

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

	As of or for the three months ended June 30, 2019
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$13,530	$(529)	$(20)	$12,981
Provision for loan losses	-	30	-	30
Net interest income (loss) after provision for loan losses	13,530	(559)	(20)	12,951

Noninterest income	1,079	34,364	(253)	35,190

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,671	22,579	(176)	27,074
Occupancy, office furniture and equipment	944	1,736	-	2,680
Advertising	220	743	-	963
Data processing	493	372	4	869
Communications	93	260	-	353
Professional fees	160	620	9	789
Real estate owned	19	-	-	19
Loan processing expense	-	879	-	879
Other	635	1,186	(92)	1,729
Total noninterest expenses	7,235	28,375	(255)	35,355
Income (loss) before income taxes	7,374	5,430	(18)	12,786
Income tax expense	1,594	1,545	4	3,143
Net income (loss)	$5,780	$3,885	$(22)	$9,643

Total assets	$1,958,339	$290,977	$(234,178)	$2,015,138

	As of or for the three months ended June 30, 2018
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$13,747	$(40)	$13	$13,720
Provision for loan losses	(250)	30	-	(220)
Net interest income (loss) after provision for loan losses	13,997	(70)	13	13,940

Noninterest income	1,137	32,547	(366)	33,318

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,301	22,078	(145)	26,234
Occupancy, office furniture and equipment	813	1,792	-	2,605
Advertising	241	759	-	1,000
Data processing	400	224	(1)	623
Communications	121	314	-	435
Professional fees	180	458	9	647
Real estate owned	(126)	-	-	(126)
Loan processing expense	-	904	-	904
Other	658	1,964	(207)	2,415
Total noninterest expenses	6,588	28,493	(344)	34,737
Income (loss) before income taxes	8,546	3,984	(9)	12,521
Income tax expense (benefit)	1,970	1,133	(2)	3,101
Net income (loss)	$6,576	$2,851	$(7)	$9,420

Total assets	$1,878,299	$179,546	$(180,615)	$1,877,230

	As of or for the six months ended June 30, 2019
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$26,662	$(737)	$(8)	$25,917
Provision for loan losses	(700)	50	-	(650)
Net interest income (loss) after provision for loan losses	27,362	(787)	(8)	26,567

Noninterest income	1,960	57,935	(448)	59,447

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	9,427	38,639	(353)	47,713
Occupancy, office furniture and equipment	1,916	3,540	-	5,456
Advertising	401	1,520	-	1,921
Data processing	950	680	8	1,638
Communications	175	506	-	681
Professional fees	428	1,046	10	1,484
Real estate owned	51	-	-	51
Loan processing expense	-	1,684	-	1,684
Other	1,124	3,098	(146)	4,076
Total noninterest expenses	14,472	50,713	(481)	64,704
Income before income taxes	14,850	6,435	25	21,310
Income tax expense	3,281	1,831	13	5,125
Net income	$11,569	$4,604	$12	$16,185

	As of or for the six months ended June 30, 2018
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
		(In Thousands)

Net interest income	$27,051	$(232)	$42	$26,861
Provision for loan losses	(1,150)	50	-	(1,100)
Net interest income after provision for loan losses	28,201	(282)	42	27,961

Noninterest income	2,076	57,278	(853)	58,501

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	9,189	38,319	(291)	47,217
Occupancy, office furniture and equipment	1,639	3,605	-	5,244
Advertising	381	1,479	-	1,860
Data processing	835	410	3	1,248
Communications	221	596	-	817
Profeessional fees	371	972	4	1,347
Real estate owned	191	-	-	191
Loan processing expense	-	1,892	-	1,892
Other	1,443	4,161	(536)	5,068
Total noninterest expenses	14,270	51,434	(820)	64,884
Income before income taxes	16,007	5,562	9	21,578
Income tax expense (benefit)	3,638	1,568	(1)	5,205
Net income	$12,369	$3,994	$10	$16,373

Note 16 – Leases

The Company has entered into operating lease agreements for two of its community banking branch locations, all of its mortgage banking office locations, and some of its office equipment.  The leases have fixed terms defined regarding the payments and length.  The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of financial condition. Some of the leases included options to extend the leases.  These options are reviewed and factored into the length of the lease if the option is expected to be extended.  Leases did not contain an implicit rate; therefore, the Company used the incremental borrowing rates for the discount rate.  There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2019.

At June 30, 2019, the Company had lease liabilities totaling $9.6 million and right-of-use assets totaling $9.1 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively, on the consolidated statements of financial condition.

The cost components of our operating leases were as follows for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019	Six months ended June 30, 2019
		(In Thousands)
Operating lease cost	804	$1562
Variable cost	156	416
Short-term lease cost	294	527
Total	1,254	$2,505

At June 30, 2019, the Company had leases that had not yet commenced, but will create approximately $28,000 of additional lease liabilities and right-of-use assets for the Company in the fourth quarter of 2019.

The table below summarizes other information related to our operating leases:

Six months ended June 30, 2019
(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,708
Initial recognition of right of use asset	10,490
Initial recognition of lease liabilities	10,979
Weighted average remaining lease term - operating leases, in years	3.4
Weighted average discount rate - operating leases	5.7%

As of June 30, 2019, lease liability information for the Company is summarized in the following table.

Maturity analysis	Operating leases
(In Thousands)
One year or less	$3,264
More than one year through two years	2,712
More than two years through three years	1,812
More than three years through four years	1,406
More than four years through five years	881
More than five years	992
Total lease payments	11,067
Present value discount	(1,452)
Lease liability	$9,615

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and six months ended June 30, 2019 and 2018 and the financial condition as of June 30, 2019 compared to the financial condition as of December 31, 2018.
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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and six months ended June 30, 2019 and 2018, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended June 30, 2019 and 2018

Net income totaled $5.8 million for the three months ended June 30, 2019 compared to $6.6 million for the three months ended June 30, 2018. Net interest income decreased $217,000 to $13.5 million for the three months ended June 30, 2019 compared to $13.7 million for the three months ended June 30, 2018.  Net interest income decreased due to an increase in deposits expense and the cost of borrowings as deposits and borrowings repriced at higher rates.  Partially offseting the increase in interest expense, interest income increased primarily due to an increase in average loan balances and loan rates.  There was no provision for loan losses for the three months ended June 30, 2019 compared to a negative provision of $250,000 for the three months ended June 30, 2018.

Total noninterest income decreased $58,000 due primarily to decreases in loan and deposit fees. The loan fees decreased primarily due to fewer loan prepayments and other loan fees. Cash surrender value of life insurance increased as the earnings rate improved year over year. Other income increased primarily due to wealth management income.

Compensation, payroll taxes, and other employee benefits expense increased $370,000 to $4.7 million due primarily to an increase in health insurance expense and salaries expense. Occupancy, office furniture, and equipment increased $131,000 due primarily to increased computer and grounds maintenance expense. Data processing and real estate owned expense increased primarily from new technology investments and less gains on sales of real estate owned properties.  Advertising, communications, professional fees decreased for the three months ended June 30, 2019. Other noninterest expense decreased resulting from a decrease in loan costs offset by higher regulatory exam fees and insurance expense.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2019 and 2018

Net income totaled $3.9 million for the three months ended June 30, 2019 compared to $2.9 million for the three months ended June 30, 2018. We originated $793.3 million in mortgage loans held for sale during the three months ended June 30, 2019, which was an increase of $72.1 million, or 10.0%, from the $721.2 million originated during the three months ended June 30, 2018. The increase in loan production volume was driven by an 84.3% increase in refinance products as mortgage rates decreased and a 4.1% increase in mortgage purchase products. Total mortgage banking noninterest income increased $1.8 million, or 5.6%, to $34.4 million during the three months ended June 30, 2019 compared to $32.5 million during the three months ended June 30, 2018.  The increase in mortgage banking noninterest income was related to a 10.0% increase in volume offset by a 4.7% decrease in gross margin on loans sold for the three months ended June 30, 2019 compared to June 30, 2018.  Gross margin on loans sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans sold compression reflects industry dynamics, as price-based competition has escalated to maintain market share.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 87.6% of total originations during the three months ended June 30, 2019, compared to 92.6% of total originations during the three months ended June 30, 2018.  The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 70.2% and 29.8% of all loan originations, respectively, during the three months ended June 30, 2019, compared to 68.1% and 31.9% of all loan originations, respectively, during the three months ended June 30, 2018.

Total compensation, payroll taxes and other employee benefits increased $501,000, or 2.3%, to $22.6 million for the three months ended June 30, 2019 compared to $22.1 million for the three months ended June 30, 2018.  The increase in compensation expense was primarily a result of the increase in commission expense as fundings increased and branch manager pay as branches were more profitable.  Offsetting those increases for total compensation, payroll taxes and other employee benefits, salaries decreased as underperforming branches closed over the past year. Occupancy, office furniture, and equipment expense decreased due to lower computer supplies expense. Advertising, communications, loan processing expense, and other noninterest expenses decreased. Other noninterest expense decreased primarily due to lower provision for branch losses. Data processing and professional fees increased due primarily to new contracts and ongoing legal cases.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended June 30,
	2019	2018
	(Dollars in Thousands, except per share amounts)

Net income	$9,643	9,420
Earnings per share - basic	0.37	0.34
Earnings per share - diluted	0.37	0.34
Annualized return on average assets	1.95%	2.02%
Annualized return on average equity	9.96%	9.40%

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

	Three months ended June 30,
	2019			2018
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,552,199	$18,026	4.66%	$1,451,507	$16,700	4.61%
Mortgage related securities (2)	114,537	764	2.68%	109,879	644	2.35%
Debt securities, federal funds sold and short-term investments (2)(3)	180,111	1,198	2.67%	192,422	1,098	2.29%
Total interest-earning assets	1,846,847	19,988	4.34%	1,753,808	18,442	4.22%

Noninterest-earning assets	136,263			119,291
Total assets	$1,983,110			$1,873,099

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$35,744	8	0.09%	$37,291	8	0.09%
Money market and savings accounts	193,542	318	0.66%	166,587	125	0.30%
Time deposits	736,798	4,018	2.19%	707,758	2,577	1.46%
Total interest-bearing deposits	966,084	4,344	1.80%	911,636	2,710	1.19%
Borrowings	504,940	2,588	2.06%	445,064	1,933	1.74%
Total interest-bearing liabilities	1,471,024	6,932	1.89%	1,356,700	4,643	1.37%

Noninterest-bearing liabilities
Noninterest-bearing deposits	91,545			96,108
Other noninterest-bearing liabilities	32,143			18,266
Total noninterest-bearing liabilities	123,688			114,374
Total liabilities	1,594,712			1,471,074
Equity	388,398			402,025
Total liabilities and equity	$1,983,110			$1,873,099

Net interest income / Net interest rate spread (4)		13,056	2.45%		13,799	2.85%
Less: taxable equivalent adjustment		75	0.02%		79	0.02%
Net interest income / Net interest rate spread, as reported		$12,981	2.43%		$13,720	2.83%
Net interest-earning assets (5)	$375,823			$397,108
Net interest margin (6)			2.82%			3.14%
Tax equivalent effect			0.02%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.84%			3.16%
Average interest-earning assets to average interest-bearing liabilities			125.55%			129.27%
__________
(1) Interest income includes net deferred loan fee amortization income of $192,000 for the three months ended June 30, 2019 and 2018, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended June 30, 2019 and 2018. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.50% and 2.12% for the three months ended June 30, 2019 and 2018, respectively.
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

	Three months ended June 30,
	2019 versus 2018
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$1,168	$158	$1,326
Mortgage related securities (3)	28	92	120
Debt securities, federal funds sold and short-term investments (3)(4)	(73)	173	100
Total interest-earning assets	1,123	423	1,546

Interest expense:
Demand accounts	-	-	-
Money market and savings accounts	23	170	193
Time deposits	110	1,331	1,441
Total interest-earning deposits	133	1,501	1,634
Borrowings	280	375	655
Total interest-bearing liabilities	413	1,876	2,289
Net change in net interest income	$710	$(1,453)	$(743)
______________
(1)   Interest income includes net deferred loan fee amortization income of $192,000 for the three months ended June 30, 2019 and 2018, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended June 30, 2019 and June 30, 2018.

Net interest income decreased $739,000, or 5.4%, to $13.0 million during the three months ended June 30, 2019 compared to $13.7 million during the three months ended June 30, 2018.

●
Interest income on loans increased $1.3 million due primarily to an increase of $100.7 million, or 6.9%, in average loans along with a five basis point increase in average yield on loans. The increase in average loan balance was driven by a $47.3 million, or 3.6%, increase in the average balance of loans held in portfolio and by an increase of $53.4 million, or 43.6%, in the average balance of loans held for sale.

●	Interest income from mortgage-related securities increased $120,000 year over year primarily as the yield increased 33 basis points. Additionally, the average balance increased $4.7 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $104,000 due to a 38 basis point increase in the average yield. The increase in average yield was driven by increases in the Federal Funds interest rate along with the increase in the dividend paid by the FHLB on its stock.  The average balance decreased $12.3 million to $180.1 million due to less cash on hand along with less municipal securities due to maturities throughout the past 12 months were not replaced due to market conditions.

●
Interest expense on time deposits increased $1.4 million, or 55.9%, primarily due to a 73 basis point increase of average cost of time deposits, as maturing time deposits have repriced or have been replaced at a higher rate in the current competitive market. In addition to the increase in cost of time deposits, the average balance of time deposits increased $29.0 million compared to the prior year period.

●
Interest expense on money market and savings accounts increased $193,000 due primarily to a 36 basis point increase in average cost of money market and savings accounts along with an increase in average balance of $27.0 million.

●
Interest expense on borrowings increased $655,000, or 33.9%, due to an increase in the average cost of borrowings that resulted from the maturity and replacement of fixed-rate borrowings since the beginning of the prior year.  The average cost of borrowings totaled 2.06% during the quarter ended June 30, 2019, compared to 1.74% during the quarter ended June 30, 2018. In addition to the increase in rate, average borrowing volume increased $59.9 million to $504.9 million during the quarter ended June 30, 2019.

Provision for Loan Losses

Our provision for loan losses amounted to a provision of $30,000 for the three months ended June 30, 2019, compared to a negative provision of $220,000 for the three months ended June 30, 2018. The provision for loan losses was for the mortgage banking segment.  We had no provision for loan losses at the community banking segment due to a continued improvement in the overall risk profile of the loan portfolio.

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

Noninterest Income
	Three months ended June 30,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$390	$491	$(101)	(20.6)%
Increase in cash surrender value of life insurance	507	473	34	7.2%
Mortgage banking income	34,105	32,090	2,015	6.3%
Other	188	264	(76)	(28.8)%
Total noninterest income	$35,190	$33,318	$1,872	5.6%

Total noninterest income increased $1.9 million, or 5.6%, to $35.2 million during the three months ended June 30, 2019 compared to $33.3 million during the three months ended June 30, 2018. The increase resulted primarily from an increase in mortgage banking income along with an increase in cash surrender value of life insurance. Offsetting those increases, service charges on loans and deposits and other noninterest income categories decreased.

●
The increase in mortgage banking income was primarily the result of an increase in loan origination volume. Total loan origination volume on a consolidated basis increased $77.3 million, or 11.0%, to $778.9 million during the three months ended June 30, 2019 compared to $701.6 million during the three months ended June 30, 2018. Gross margin on loans sold decreased 4.7% at the mortgage banking segment. Gross margin on loans sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Operations for the Three Months Ended June 30, 2019 and 2018" above for additional discussion of the increase in mortgage banking income.

●	Service charges on loans and deposits decreased primarily due to an decrease in loan prepayment fees and other loan fees.
●	The increase in cash surrender value of life insurance was due primarily to an increase in earnings rate.
●	The $76,000 decrease in other noninterest income was due primarily to an decrease in mortgage servicing fee income offset by a slight increase in wealth management revenue.

Noninterest Expenses
	Three months ended June 30,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$27,074	$26,234	$840	3.2%
Occupancy, office furniture and equipment	2,680	2,605	75	2.9%
Advertising	963	1,000	(37)	(3.7)%
Data processing	869	623	246	39.5%
Communications	353	435	(82)	(18.9)%
Professional fees	789	647	142	21.9%
Real estate owned	19	(126)	145	(115.1)%
Loan processing expense	879	904	(25)	(2.8)%
Other	1,729	2,415	(686)	(28.4)%
Total noninterest expenses	$35,355	$34,737	$618	1.8%

Total noninterest expenses increased $618,000, or 1.8%, to $35.4 million during the three months ended June 30, 2019 compared to $34.7 million during the three months ended June 30, 2018.

●
Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment increased $501,000, or 2.3%, to $22.6 million during the three months ended June 30, 2019. The increase in compensation expense was primarily a result of an increase in commission expense as fundings increased and branch manager pay as branches were more profitable. Offsetting those increases for total compensation, payroll taxes and other employee benefits, salaries decreased as underperforming branches closed and health insurance expense decreased as claims declined.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $370,000, or 8.6%, to $4.7 million during the three months ended June 30, 2019. The increase was primarily due to an increase in health insurance expense as claims increased and salaries expense due to annual raises.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $56,000 to $1.7 million during the three months ended June 30, 2019, primarily resulting from lower computer expenses offset by higher rent expense.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $131,000 to $944,000 during the three months ended June 30, 2019.  The increase was due primarily to branch remodels of several of the locations and grounds maintenance being completed at the new branches.

●
Advertising expense decreased $37,000, or 3.7%, to $963,000 during the three months ended June 30, 2019. This was due to marketing decreases at the mortgage banking segment in an effort to manage expenses and the community banking segment reduced spending on print and other media marketing.

●
Data processing expense increased $246,000, or 39.5%, to $869,000 during the three months ended June 30, 2019. This was primarily due to new contracts at both the community banking and mortgage banking segments.

●
Professional fees increased $142,000, or 21.9%, to $789,000 during the three months ended June 30, 2019. This was primarily due to an increase in legal expenses at the mortgage banking segment for ongoing litigation.

●
Real estate owned expense increased $145,000, resulting in $19,000 of expense during the three months ended June 30, 2019, compared to $126,000 of income during the three months ended June 30, 2018. Property management expense (other than gains/losses) decreased $52,000 during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 as there are fewer properties to manage. Net gains on sales of real estate owned decreased $241,000 to $8,000 for the three months ended June 30, 2019 compared to $249,000 for the three months ended June 30, 2018. Real estate owned writedowns decreased $44,000 as there were no writedowns for the three months ended June 30, 2019 compared to $44,000 for the three months ended June 30, 2018.

●
Loan processing expense decreased $25,000, or 2.8%, to $879,000 during the three months ended June 30, 2019. This was primarily due to a decrease in appraisal and other loan fees at the mortgage banking segment.

●
Other noninterest expense decreased $686,000 to $1.7 million during the three months ended June 30, 2019. The decrease was at the mortgage banking segment and primarily resulted from decreased provision for branch losses as profitability improved and lower hiring costs. In addition, other noninterest expenses decreased at the community banking segment due primarily to decreases in loan costs offset by higher regulatory fees and insurance expense.

Income Taxes

Income tax expense increased $42,000, or 1.4%, to $3.1 million during the three months ended June 30, 2019 and June 30, 2018. Income tax expense was recognized during the three months ended June 30, 2019 at an effective rate of 24.6% compared to an effective rate of 24.8% during the three months ended June 30, 2018. During the three months ended June 30, 2019, the Company recognized a benefit of approximately $8,000 related to stock awards exercised compared to a benefit of approximately $7,000 recognized during the three months ended June 30, 2018.

Comparison of Community Banking Segment for the Six Months Ended June 30, 2019 and 2018

Net income decreased $800,000 for the six months ended June 30, 2019 for a total of $11.6 million compared to net income of $12.4 million for the six months ended June 30, 2018.  Net interest income decreased $389,000 to $26.7 million for the six months ended June 30, 2019 compared to $27.1 million for the six months ended June 30, 2018.  Net interest income decreased due to an increase in deposits expense and the cost of borrowings as deposits and borrowings repriced at higher rates.  Partially offseting the increase in interest expense, interest income increased primarily due to an increase in average loan balances and loan rates.

Provision for loan losses was a negative provision of $700,000 for the six months ended June 30, 2019 compared to a negative provision of $1.2 million for the six months ended June 30, 2018.

Noninterest income decreased $116,000 primarily due to a decrease in loan and deposit fees.  The loan fees decreased primarily due to fewer loan prepayments and other loan fees. Additionally, other income slighly decreased primarily due to a decrease in rental income.  Cash surrender value of life insurance increased as the earnings rate improved year over year.

Compensation, payroll taxes, and other employee benefits expense increased $238,000 due primarily to an increase in health insurance, variable compensation, and salaries expense offset by lower stock based compensation expenses. Occupancy, office furniture, and equipment increased $277,000 due primarily to increased computer supplies, furniture and equipment, and maintenance expense. Real estate owned expense decreased as there was a decrease in writedowns and net management expenses offset by a decrease in gain on sale of real estate owned. Advertising, data processing, and professional fees increased for the six months ended June 30, 2019. Other noninterest expense decreased $319,000 primarily from a decrease in loan origination expenses.

Comparison of Mortgage Banking Segment Operations for the Six Months Ended June 30, 2019 and 2018

Net income increased $610,000 to $4.6 million for the six months ended June 30, 2019, compared to net income of $4.0 million for the six months ended June 30, 2018. Mortgage banking segment noninterest income increased $657,000, or 1.1%, to $57.9 million for the six months ended June 30, 2019 compared to $57.3 million for the six months ended June 30, 2018.  The increase in revenue was attributable to an increase in loan orgination volume. Loan origination volume increased $57.5 million, or 4.6% to $1.29 billion during the six months ended June 30, 2019 compared to $1.24 billion during the six months ended June 30, 2018. The increase in originations was driven by a 3.5% increase in the origination of loans made for the purpose of residential purchases and a 13.9% increase in the origination of mortgage refinance products.  Offsetting the increase in origination volume, gross margin on loans sold decreased 3.4% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  Gross margin on loans sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans sold compression reflects industry dynamics, as price-based competition has escalated to maintain market share.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan. Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity decreased slightly to 88.5% from 89.5% of total originations for the six months ended June 30, 2019 and 2018, respectively. The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 69.5% and 30.5% of all loan originations, respectively, during the six months ended June 30, 2019, compared to 68.5% and 31.5% of all originations, respectively, during the six months ended June 30, 2018.

Total compensation, payroll taxes and other employee benefits increased $320,000, or 0.8%, to $38.6 million for the six months ended June 30, 2019 compared to $38.3 million for the six months ended June 30, 2018.  The increase in compensation expense was primarily a result of the increase in commission expense as fundings increased and branch manager pay as branches were more profitable.  Offsetting those increases for total compensation, payroll taxes and other employee benefits, salaries decreased as underperforming branches closed. Occupancy, office furniture, and equipment expense decreased due to lower computer supplies expense, communications, and loan processing expenses for the six months ended June 30, 2019.  Advertising and data processing expenses increased.  Other noninterest expenses decreased primarily due to lower branch loss reserves as underperforming branches were closed as well as lower hiring, training, and recruiting expenses.

Consolidated Waterstone Financial, Inc. Results of Operations
	Six months ended June 30,
	2019	2018
	(Dollars in Thousands, except per share amounts)

Net income	$16,185	$16,373
Earnings per share - basic	0.61	0.60
Earnings per share - diluted	0.61	0.59
Annualized return on average assets	1.67%	1.80%
Annualized return on average equity	8.28%	8.13%

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

	Six months ended June 30,
	2019			2018
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,515,300	$35,130	4.68%	$1,424,923	$32,158	4.55%
Mortgage related securities (2)	115,102	1,523	2.67%	111,773	1,282	2.31%
Debt securities, federal funds sold and short-term investments (2)(3)	187,350	2,583	2.78%	179,216	2,045	2.30%
Total interest-earning assets	1,817,752	39,236	4.35%	1,715,912	35,485	4.17%

Noninterest-earning assets	130,852			116,320
Total assets	$1,948,604			$1,832,232

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$36,005	16	0.09%	$37,337	15	0.08%
Money market and savings accounts	184,937	593	0.65%	159,943	215	0.27%
Time deposits	736,138	7,725	2.12%	702,729	4,794	1.38%
Total interest-bearing deposits	957,080	8,334	1.76%	900,009	5,024	1.13%
Borrowings	472,105	4,834	2.06%	412,272	3,441	1.68%
Total interest-bearing liabilities	1,429,185	13,168	1.86%	1,312,281	8,465	1.30%

Noninterest-bearing liabilities
Noninterest-bearing deposits	94,730			93,969
Other noninterest-bearing liabilities	30,331			19,940
Total noninterest-bearing liabilities	125,061			113,909
Total liabilities	1,554,246			1,426,190
Equity	394,358			406,042
Total liabilities and equity	$1,948,604			$1,832,232

Net interest income / Net interest rate spread (4)		26,068	2.49%		27,020	2.87%
Less: taxable equivalent adjustment		151	0.01%		159	0.02%
Net interest income / Net interest rate spread, as reported		$25,917	2.48%		$26,861	2.85%
Net interest-earning assets (5)	$388,567			$403,631
Net interest margin (6)			2.88%			3.16%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.89%			3.18%
Average interest-earning assets to average interest-bearing liabilities			127.19%			130.76%
__________
(1)  Interest income includes net deferred loan fee amortization income of $322,000 and $384,000 for the six months ended June 30, 2019 and 2018, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the six months ended June 30, 2019 and 2018. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.62% and 2.12% for the six months ended June 30, 2019 and 2018, respectively.
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

	Six months ended June 30,
	2019 versus 2018
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$2,079	$893	$2,972
Mortgage related securities (3)	39	202	241
Debt securities, federal funds sold and short-term investments (3) (4)	97	441	538
Total interest-earning assets	2,215	1,536	3,751

Interest expense:
Demand accounts	(1)	2	1
Money market and savings accounts	38	340	378
Time deposits	238	2,693	2,931
Total interest-earning deposits	275	3,035	3,310
Borrowings	544	849	1,393
Total interest-bearing liabilities	819	3,884	4,703
Net change in net interest income	$1,396	$(2,348)	$(952)
_________________________
(1)    Interest income includes net deferred loan fee amortization income of  $322,000 and $384,000 for the six months ended June 30, 2019 and 2018, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the six months ended June 30, 2019 and 2018.

Net interest income decreased $944,000, or 3.5%, to $25.9 million during the six months ended June 30, 2019 compared to $26.9 million during the six months ended June 30, 2018.

●
Interest income on loans increased $3.0 million, or 9.2%, due to an increase in average balance of $90.4 million and a 13 basis point increase in average yield on loans.  The increase in average loan balance was driven by a $63.0 million, or 4.8%, increase in the average balance of loans held in portfolio and an increase in the average balance of loans held for sale of $27.3 million, or 24.5%.

●	Interest income from mortgage related securities increased $241,000 year over year primarily as the yield increased 36 basis points. Additionally, the average balance increased $3.3 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $546,000 due to a 50 basis point increase in the average yield. The increase in average yield was driven by increases in the Federal Funds interest rate along with the increase in the dividend paid by the FHLB on its stock.  The average balance increased $8.1 million to $187.4 million due to higher cash on hand offset by lower municipal securities due to maturities throughout the past 12 months were not replaced due to market conditions.

●
Interest expense on time deposits increased $2.9 million primarily due to a 74 basis point increase in the average cost of time deposits, as maturing time deposits have repriced, or have been replaced at a higher rate in the current competitive market.  Along with the increase in rate, the average balance of time deposits increased $33.4 million compared to the prior year period.

●	Interest expense on money market and savings accounts increased $378,000 due primarily to a 38 basis point increase in rate and an increase of $25.0 million in average balance.
●
Interest expense on borrowings increased $1.4 million due to an increase in the average cost of borrowings that resulted from the maturity and replacement of fixed-rate borrowings since the beginning of the prior year. The average cost of borrowings totaled 2.06% during the six months ended June 30, 2019, compared to 1.68% during the six months ended June 30, 2018. Average volume increased $59.8 million to fund loans held for sale at the mortgage banking segment.

Provision for Loan Losses

Our provision for loan losses amounted to a negative provision of $650,000 during the six months ended June 30, 2019, compared to a negative provision of $1.1 million during the six months ended June 30, 2018. The negative provision reflects a continued improvement in the overall risk profile of the loan portfolio.

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

Noninterest Income

	Six months ended June 30,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$769	890	(121)	(13.6)%
Increase in cash surrender value of life insurance	851	801	50	6.2%
Mortgage banking income	57,464	56,277	1,187	2.1%
Other	363	533	(170)	(31.9)%
Total noninterest income	$59,447	58,501	946	1.6%

Total noninterest income increased $946,000, or 1.6%, to $59.4 million during the six months ended June 30, 2019 compared to $58.5 million during the six months ended June 30, 2018. The increase resulted primarily from an increase in mortgage banking income offset by decreases in service charges on loans and deposits and other noninterest income.

●
The $1.2 million increase in mortgage banking income was primarily the result of an increase in loan origination volume.  Total loan origination volume on a consolidated basis increased $79.4 million, or 6.7%, to $1.27 billion during the six months ended June 30, 2019 compared to $1.19 billion during the six months ended June 30, 2018.  Gross margin on loans sold decreased 3.4% at the mortgage banking segment. Gross margin on loans sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Operations for the Six Months Ended June 30, 2019 and 2018" above, for additional discussion of the decrease in mortgage banking income.

●	The decrease in service charges on loans and deposits was related to a decrease in loan prepayment and other loan fees.
●	The increase in cash surrender value of life insurance was due primarily to an increase in earnings rate.
●	The $170,000 decrease in other noninterest income was due primarily to an decrease in mortgage servicing fee income along with decrease in rental income and wealth management revenue.

Noninterest Expenses

	Six months ended June 30,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$47,713	$47,217	$496	1.1%
Occupancy, office furniture and equipment	5,456	5,244	212	4.0%
Advertising	1,921	1,860	61	3.3%
Data processing	1,638	1,248	390	31.3%
Communications	681	817	(136)	(16.6)%
Professional fees	1,484	1,347	137	10.2%
Real estate owned	51	191	(140)	(73.3)%
Loan processing expense	1,684	1,892	(208)	(11.0)%
Other	4,076	5,068	(992)	(19.6)%
Total noninterest expenses	$64,704	$64,884	$(180)	(0.3)%

Total noninterest expenses decreased $180,000, or 0.3%, to $64.7 million during the six months ended June 30, 2019 compared to $64.9 million during the six months ended June 30, 2018.

●
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment increased $320,000, or 0.8%, to $38.6 million for the six months ended June 30, 2019. The increase in compensation expense was primarily a result of the increase in commission expense as fundings increased and branch manager pay increased as branches were more profitable.  Offsetting those increases for total compensation, payroll taxes and other employee benefits, salaries decreased as underperforming branches were closed.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $238,000, or 2.6%, to $9.4 million during the six months ended June 30, 2019. The increase was primarily due to an increase in health insurance, variable compensation, and salaries expense offset by lower stock based compensation expenses.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $65,000 to $3.5 million during the six months ended June 30, 2019, resulting from lower computer supplies expense offset by slightly higher rent expense.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $277,000 to $1.9 million during the six months ended June 30, 2019.  The increase was primarily related to increased computer supplies and furniture and equipment for the branch remodels and maintenance expense completed at the new branches.

●	Advertising expense increased as a result of slightly more marketing spending at both the community banking and mortgage banking segments to attract customers.
●
Data processing expense increased $390,000, or 31.3%, to $1.6 million during the six months ended June 30, 2019. This was primarily due to increases at the community banking and mortgage banking segments for new contracts.

●
Professional fees expense increased primarily as a result of an increase in consulting and accounting expense at the community banking segment and an increase in legal fees at the mortgage banking segment for ongoing litigation.

●	Loan processing expense decreased $208,000, or 11.0%, to $1.7 million during the six months ended June 30, 2019. The decrease was due to lower credit report fees and other loan fees.
●
Net real estate owned expense decreased $140,000, to $51,000 of expense during the six months ended June 30, 2019 compared to $191,000 of expense for the six months ended June 30, 2018. Real estate owned writedowns decreased $300,000 as there were no writedowns for the six months ended June 30, 2019 compared to $300,000 for the six months ended June 30, 2018. Property management expense (other than gains/losses) decreased $124,000 to $71,000 during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Net gains on sales of real estate owned decreased $284,000 to $20,000 for the six months ended June 30, 2019 compared to $304,000 for the six months ended June 30, 2018.

●
Other noninterest expense decreased $992,000 for the six months ended June 30, 2019 due to lower expenses at both the community banking and mortgage banking segments. The community banking segment decreased due primarily to decreases in loan origination expenses. The mortgage banking segment resulted primarily from lower branch loss reserves as underperforming branches were closed over the past year as well as lower hiring, training, and recruiting expenses.

Income Taxes

Income tax expense decreased $80,000, or 1.5%, to $5.1 million during the six months ended June 30, 2019, compared to $5.2 million during the six months ended June 30, 2018.  Income tax expense was recognized during the six months ended June 30, 2019 at an effective rate of 24.0% compared to 24.1% for the six months ended June 30, 2018.  During the six months ended June 30, 2019, the Company recognized a benefit of approximately $100,000 related to stock awards exercised compared to a benefit of $137,000 recognized during the six months ended June 30, 2018.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets – Total assets increased by $99.8 million, or 5.2%, to $2.02 billion at June 30, 2019 from $1.92 billion at December 31, 2018. The increase in total assets primarily reflects an increase in loans held for sale and the right of use assets partially offset by a decrease in cash and cash equivalents, loans receivable, and securities available for sale. The increase was funded by deposits, additional short-term and long-term debt, advanced payments by borrowers for taxes in 2019, and lease liabilities.

Cash and Cash Equivalents – Cash and cash equivalents decreased $16.0 million, or 18.5%, to $70.1 million at June 30, 2019, compared to $86.1 million at December 31, 2018.  The decrease in cash and cash equivalents primarily reflects the use of cash to fund loans held for sale.

Securities Available for Sale – Securities available for sale decreased $2.9 million during the six months ended June 30, 2019. The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale - Loans held for sale increased $102.4 million to $244.1 million at June 30, 2019 due to the seasonal activity increase in the second quarter and the increase of refinancing activity from the reduction in mortgage rates.

Loans Receivable - Loans receivable held for investment decreased $8.4 million to $1.37 billion at June 30, 2019.  The decrease in total loans receivable was attributable to decreases in the one- to four-family, multi-family, home equity, commercial real estate, and commercial loan categories. Partially offsetting those decreases, construction and land and consumer loan categories increased.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Six months ended June 30,		Year Ended
	2019	2018	December 31, 2018
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,520,764	$1,441,710	$1,441,710
Real estate loans originated for investment:
Residential
One- to four-family	32,170	64,162	126,601
Multi-family	33,005	70,554	123,107
Home equity	2,820	2,331	4,613
Construction and land	5,391	26,139	66,265
Commercial real estate	10,451	43,054	58,176
Total real estate loans originated for investment	83,837	206,240	378,762
Consumer loans originated for investment	-	142	142
Commercial business loans originated for investment	4,412	2,751	6,221
Total loans originated for investment	88,249	209,133	385,125

Principal repayments	(95,888)	(158,431)	(297,162)
Transfers to real estate owned	(743)	(318)	(545)
Loan principal charged-off	(39)	(62)	(84)
Net activity in loans held for investment	(8,421)	50,322	87,334

Loans originated for sale	1,270,121	1,190,708	2,509,827
Loans sold	(1,167,685)	(1,197,650)	(2,518,107)
Net activity in loans held for sale	102,436	(6,942)	(8,280)
Total gross loans receivable and held for sale at end of period	$1,614,779	$1,485,090	$1,520,764

Allowance for Loan Losses - The allowance for loan losses decreased $632,000 from December 31, 2018. The decrease resulted from the negative provision due to improvement of key loan quality metrics decreasing the required allowance related to the loans collectively reviewed. The overall decrease was primarily related to the one-to four-family, home equity, commercial real estate, and commercial categories.  See Note 3 for further discussion on the allowance for loan losses.

Real Estate Owned – Total real estate owned decreased $468,000 from December 31, 2018.  During the six months ended June 30, 2019, $743,000 was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $1.2 million.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $20.0 million to $42.5 million at June 30, 2019. The increase was primarily due to recording the right to use asset for operating leases, as a result of adopting the new lease accounting standard along with an increase in funding receivables from investors.

Deposits – Total deposits increased $16.5 million to $1.05 billion at June 30, 2019 from December 31, 2018.  The increase was driven by an increase of $18.7 million in money market and savings deposits and $9.8 million in time deposits offset by a decrease of $12.0 million in demand deposits.

Borrowings – Total borrowings increased $83.6 million, or 19.2%, to $518.7 million at June 30, 2019. The community banking segment added $65.0 million in long-term FHLB borrowings. External short term borrowings at the mortgage banking segment increased a total of $18.6 million at June 30, 2019 from December 31, 2018 to fund loans held for sale.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $14.5 million from December 31, 2018 to June 30, 2019.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $2.0 million during the six months ended June 30, 2019 compared to December 31, 2018. Other liabilities primarily decreased related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition.  These amounts remain classified as other liabilities until settled. Offsetting the decreases, operating lease liabilities were added to the statements of financial condition as a result of adopting the new lease accounting standard.

Shareholders’ Equity – Shareholders' equity decreased $12.9 million to $386.8 million at June 30, 2019 from December 31, 2018.  Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend and the repurchase of stock.  Partially offsetting the decreases, the increases related to net income, additional paid in capital as stock options were exercised, equity awards vesting, the increase in the fair value of the security portfolio, and unearned ESOP shares as they continue to vest.

ASSET QUALITY

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2019	2018
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,249	$4,902
Multi-family	1,261	1,309
Home equity	81	201
Construction and land	-	-
Commercial real estate	93	125
Commercial	1	18
Consumer	-	-
Total non-accrual loans	5,685	6,555

Real estate owned
One- to four-family	250	163
Multi-family	-	-
Construction and land	2,714	3,327
Commercial real estate	-	300
Total real estate owned	2,964	3,790
Valuation allowance at end of period	(1,280)	(1,638)
Total real estate owned, net	1,684	2,152
Total nonperforming assets	$7,369	$8,707

Total non-accrual loans to total loans	0.41%	0.48%
Total non-accrual loans to total assets	0.28%	0.34%
Total nonperforming assets to total assets	0.37%	0.45%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Six Months
	Ended June 30,
	2019	2018
	(In Thousands)

Balance at beginning of period	$6,555	6,068
Additions	764	2,047
Transfers to real estate owned	(743)	(318)
Charge-offs	(8)	(6)
Returned to accrual status	(127)	(111)
Principal paydowns and other	(756)	(1,559)
Balance at end of period	$5,685	6,121

Total non-accrual loans decreased by $870,000, or 13.3%, to $5.7 million as of June 30, 2019 compared to $6.6 million as of December 31, 2018.  The ratio of non-accrual loans to total loans receivable was 0.41% at June 30, 2019 compared to 0.48% at December 31, 2018.  During the six months ended June 30, 2019, $764,000 in loans were placed on non-accrual status. Offsetting this activity, $743,000 in non-accrual loans were transferred to real estate owned, $8,000 in loan principal was charged off, $127,000 returned to accrual status, and approximately $756,000 principal payments were received during the six months ended June 30, 2019.

Of the $5.7 million in total non-accrual loans as of June 30, 2019, $5.0 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.5 million in cumulative partial net charge-offs have been recorded over the life of these loans as of June 30, 2019.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $170,000 have been recorded as of June 30, 2019.  The remaining $714,000 of non-accrual loans were reviewed on an aggregate basis and $143,000 in general valuation allowance was deemed necessary related to those loans as of June 30, 2019.   The $143,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of June 30, 2019 totaled $1.8 million, which represents 31.2% of total non-accrual loans as of that date.  These five loans have not had any cumulative life-to-date net charge-offs.  An $80,000 specific valuation allowance was deemed necessary based on net realizable collateral value with respect to these five loans as of June 30, 2019.

For the six months ended June 30, 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $222,000.  We received $216,000 of interest payments on such loans during the six months ended June 30, 2019.   Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more at June 30, 2019 or December 31, 2018.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of June 30, 2019
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,740	$769	$3,509
Multi-family	-	341	341
Commercial real estate	281	9	290
	$3,021	$1,119	$4,140

	As of December 31, 2018
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,740	$844	$3,584
Multi-family	-	372	372
Commercial real estate	2,759	17	2,776
	$5,499	$1,233	$6,732

All troubled debt restructurings are considered to be impaired, are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the unaudited consolidated financial statements. Specific reserves have been established to the extent that collateral-based impairment analyses indicate that a collateral shortfall exists.

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At June 30,	At December 31,
	2019	2018
	(Dollars in Thousands)

Loans past due less than 90 days	$4,780	$1,925
Loans past due 90 days or more	3,554	5,025
Total loans past due	$8,334	$6,950

Total loans past due to total loans receivable	0.61%	0.50%

Past due loans increased by $1.4 million, or 19.9%, to $8.3 million at June 30, 2019 from $7.0 million at December 31, 2018.  Loans past due less than 90 days increased by $2.9 million.  Loans past due 90 days or more decreased by $1.4 million, or 29.3%, during the six months ended June 30, 2019.

REAL ESTATE OWNED

Total real estate owned decreased by $468,000, or 21.7%, to $1.7 million at June 30, 2019, compared to $2.2 million at December 31, 2018.  During the six months ended June 30, 2019, $743,000 was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $1.2 million.  There were no write downs which occurred during the six months ended June 30, 2019. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an “as is value” assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Six Months
	Ended June 30,
	2019	2018
	(Dollars in Thousands)

Balance at beginning of period	$13,249	$14,077
Provision for loan losses	(650)	(1,100)
Charge-offs:
Mortgage
One- to four-family	25	62
Multi-family	1	-
Home equity	8	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	5	-
Commercial	-	-
Total charge-offs	39	62
Recoveries:
Mortgage
One- to four-family	35	85
Multi-family	9	70
Home equity	12	13
Commercial real estate	1	1
Construction and land	-	40
Consumer	-	-
Commercial	-	-
Total recoveries	57	209
Net recoveries	(18)	(147)
Allowance at end of period	$12,617	$13,124

Ratios:
Allowance for loan losses to non-accrual loans at end of period	221.93%	214.41%
Allowance for loan losses to loans receivable at end of period	0.92%	0.98%
Net recoveries to average loans outstanding (annualized)	0.00%	(0.02)%
Provision for loan losses to net recoveries	3,611.11%	748.30%
Net recoveries to beginning of the period allowance (annualized)	(0.27)%	(2.11)%

The allowance for loan losses decreased $632,000 to $12.6 million at June 30, 2019, compared to $13.2 million at December 31, 2018.  The decrease in allowance for loan losses reflects the negative provision. The negative provision recorded during the current year reflects a continued improvement in the overall risk profile of the loan portfolio.

We had net recoveries of $18,000, or less than 0.01% of average loans annualized, for the six months ended June 30, 2019, compared to net recoveries of $147,000, or approximately 0.02% of average loans annualized, for the six months ended June 30, 2018. Of the $39,000 in charge-offs during the six months ended June 30, 2019, the majority of the activity related to loans secured by one- to four-family residential loans.

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

During the six months ended June 30, 2019 primary uses of cash and cash equivalents included: $1.27 billion in funding loans held for sale, $19.8 million for cash dividends paid, $6.8 million for purchases of mortgage related securities, and $14.4 million in purchases of our common stock.

During the six months ended June 30, 2019, primary sources of cash and cash equivalents included: $1.23 billion in proceeds from the sale of loans held for sale, $65.0 million in additional proceeds from long-term borrowings, $16.5 million from an increase in deposits, $18.6 million in additional proceeds from short-term borrowings, $12.9 million in principal repayments on mortgage related securities, $7.7 million from a decrease in loans receivable, and $16.2 million in net income.

During the six months ended June 30, 2018 primary uses of cash and cash equivalents included: $1.19 billion funding loans held for sale, a $50.5 million increase in funding loans receivable, $20.5 million for cash dividends paid, $43.8 million repayment of short-term borrowings, a $5.5 million decrease in advance payments by borrowers for taxes, and $4.0 million in purchases of our common stock.

During the six months ended June 30, 2018, primary sources of cash and cash equivalents included: $1.25 billion in proceeds from the sale of loans held for sale, $90.0 million in additional proceeds from long-term FHLB borrowings, $14.6 million in principal repayments on mortgage related securities, $16.4 million in net income, $3.1 million from maturities of debt securities, and $28.1 million increase in deposits.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2019 and 2018, respectively, $70.1 million and $78.1 million of our assets were invested in cash and cash equivalents.  At June 30, 2019, cash and cash equivalents were comprised of the following: $47.3 million in cash held at the Federal Reserve Bank and other depository institutions and $22.9 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At June 30, 2019, we had $495.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, and 2029.   The 2027 advance maturities have single call options in  August 2019 and December 2019. The 2028 advance maturities have single call options in March 2020, March 2021, May 2020, and May 2021, along with two advances that have quarterly call options beginning in June 2020 and September 2020. The 2029 advance maturities have quarterly call options in September 2019, November 2020, August 2021, and May 2022. As an additional source of funds, the mortgage banking segment has a repurchase agreement.As an additional source of funds, the mortgage banking segment has a repurchase agreement. At June 30, 2019, we had $23.7 million outstanding under the repurchase agreement with a total outstanding commitment of $35.0 million.

At June 30, 2019, we had outstanding commitments to originate loans receivable of $85.6 million.  In addition, at June 30, 2019, we had unfunded commitments under construction loans of $60.0 million, unfunded commitments under business lines of credit of $13.8 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.9 million.  At June 30, 2019, certificates of deposit scheduled to mature in one year or less totaled $538.4 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At June 30, 2019, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $55.3 million.

Capital

Shareholders' equity decreased by $12.9 million to $386.8 million at June 30, 2019 from December 31, 2018. Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend and the repurchase of stock.  Partially offsetting the decreases, the increases related to net income, additional paid in capital as stock options were exercised, equity awards vesting, the increase in the fair value of the security portfolio, and unearned ESOP shares as they continue to vest.

The Company's Board of Directors authorized a stock repurchase program in the second quarter of 2019. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.  Repurchased shares are held by the Company as authorized but unissued shares.

As of June 30, 2019, the Company had repurchased 7,881,953 shares at an average price of $13.94 under previously approved stock repurchase plans. As of June 30, 2019, the Company is authorized to purchase up to 1.8 million additional shares under the current approved stock repurchase program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At June 30, 2019, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 8 Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2019 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (3)	$127,123	$127,123	$-	$-	$-
Money market and savings deposits (3)	182,222	182,222	-	-	-
Time deposit (3)	745,651	538,390	204,244	3,017	-
Repurchase agreements (3)	23,681	23,681	-	-	-
Federal Home Loan Bank advances (1)	495,000	-	-	-	495,000
Operating leases (2)	11,316	3,474	4,551	2,299	992
	$1,584,993	$874,890	$208,795	$5,316	$495,992

(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest which will accrue on the advances. See call provisions in Note 7 - Borrowings.
(2)  Represents non-cancelable operating leases for offices and equipment.
(3)  Excludes interest.

See Note 11 Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to unaudited consolidated financial statements for additional information.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2019.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$85,611	$85,611	$-	$-	$-
Unused portion of home equity lines of credit (2)	14,742	14,742	-	-	-
Unused portion of construction loans (3)	60,028	60,028	-	-	-
Unused portion of business lines of credit	13,806	13,806	-	-	-
Standby letters of credit	161	161	-	-	-
Total Other Commitments	$174,348	$174,348	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2019 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of June 30, 2019
Dollar Change	$272	372	153	(1,413)
Percentage Change	0.52%	0.71	0.29	(2.70)

At June 30, 2019, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 0.29% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.70%.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The information required by this item is set forth in Part I, Item 1, Note 11 Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities.
Item 1A. Risk Factors
There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the second quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
April 1, 2019 - April 30, 2019	100	$16.53	100	230,200
May 1, 2019 - May 31, 2019	230,200	16.70	230,200	0
June 1, 2019 - June 30, 2019	155,525	16.79	154,200	1,845,800
Total	385,825	$16.74	384,500	1,845,800

(a)	On May 30, 2019, the Board of Directors terminated the then-existing plan and authorized the repurchase of 2,000,000 shares of common stock.

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
Date: July 31, 2019
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: July 31, 2019
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended June 30, 2019

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X

† Management compensation contract or agreement
(1) Incorporated by reference to Exhibit 10.1 to the Consent Report on Form 8-k filed with the SEC on March 25, 2019 (File No. 001-36271)