Form 10-Q
period 2019-09-30
Waterstone Financial, Inc.
filed 2019-11-01
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Yes      □            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 27,148,411 at October 31, 2019.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item l. Financial Statements	3
Consolidated Statements of Financial Condition as of September 30, 2019 (unaudited) and December 31, 2018	3
Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 (unaudited)	5
Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018 (unaudited)	6 - 7
Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	8
Notes to Consolidated Financial Statements (unaudited)	9 - 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36 - 55
Item 3. Quantitative and Qualitative Disclosures about Market Risk	55
Item 4. Controls and Procedures	56

PART II. OTHER INFORMATION	56

Item 1. Legal Proceedings	56
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	56 56 56 57 57
Item 6. Exhibits	57
Signatures	57

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets	(Dollars In Thousands, except share and per share data)
Cash	$45,366	$48,234
Federal funds sold	11,268	25,100
Interest-earning deposits in other financial institutions and other short term investments	9,556	12,767
Cash and cash equivalents	66,190	86,101
Securities available for sale (at fair value)	178,056	185,720
Loans held for sale (at fair value)	237,772	141,616
Loans receivable	1,385,333	1,379,148
Less: Allowance for loan losses	12,547	13,249
Loans receivable, net	1,372,786	1,365,899

Office properties and equipment, net	24,889	24,524
Federal Home Loan Bank stock (at cost)	22,050	19,350
Cash surrender value of life insurance	69,309	67,550
Real estate owned, net	1,887	2,152
Prepaid expenses and other assets	32,490	22,469
Total assets	$2,005,429	$1,915,381

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$122,309	$139,111
Money market and savings deposits	184,183	163,511
Time deposits	733,077	735,873
Total deposits	1,039,569	1,038,495

Borrowings	515,795	435,046
Advance payments by borrowers for taxes	26,385	4,371
Other liabilities	36,437	37,790
Total liabilities	1,618,186	1,515,702

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares at September 30, 2019 and at December 31, 2018, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares at September 30, 2019 and at December 31, 2018
Issued - 27,147,260 at September 30, 2019 and 28,463,239 at December 31, 2018
Outstanding - 27,147,260 at September 30, 2019 and 28,463,239 at December 31, 2018	271	285
Additional paid-in capital	211,557	232,406
Retained earnings	191,680	187,153
Unearned ESOP shares	(16,914)	(17,804)
Accumulated other comprehensive income (loss), net of taxes	649	(2,361)
Total shareholders’ equity	387,243	399,679
Total liabilities and shareholders’ equity	$2,005,429	$1,915,381

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In Thousands, except per share amounts)

Interest income:
Loans	$18,558	$17,340	$53,688	$49,498
Mortgage-related securities	737	643	2,260	1,925
Debt securities, federal funds sold and short-term investments	1,083	1,063	3,515	2,949
Total interest income	20,378	19,046	59,463	54,372
Interest expense:
Deposits	4,479	3,063	12,813	8,087
Borrowings	2,745	2,133	7,579	5,574
Total interest expense	7,224	5,196	20,392	13,661
Net interest income	13,154	13,850	39,071	40,711
Provision for loan losses	(80)	40	(730)	(1,060)
Net interest income after provision for loan losses	13,234	13,810	39,801	41,771
Noninterest income:
Service charges on loans and deposits	503	442	1,272	1,332
Increase in cash surrender value of life insurance	728	695	1,579	1,496
Mortgage banking income	36,062	32,653	93,526	88,930
Other	201	272	564	805
Total noninterest income	37,494	34,062	96,941	92,563
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	27,514	27,453	75,227	74,670
Occupancy, office furniture, and equipment	2,629	2,751	8,085	7,995
Advertising	913	1,224	2,834	3,084
Data processing	1,003	809	2,641	2,057
Communications	358	412	1,039	1,229
Professional fees	954	583	2,438	1,930
Real estate owned	24	(128)	75	63
Loan processing expense	858	837	2,542	2,729
Other	1,979	2,485	6,055	7,553
Total noninterest expenses	36,232	36,426	100,936	101,310
Income before income taxes	14,496	11,446	35,806	33,024
Income tax expense	3,572	2,743	8,697	7,948
Net income	$10,924	$8,703	$27,109	$25,076
Income per share:
Basic	$0.42	$0.32	$1.04	$0.91
Diluted	$0.42	$0.31	$1.03	$0.90
Weighted average shares outstanding:
Basic	25,772	27,451	26,168	27,488
Diluted	25,962	27,680	26,372	27,765

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Net income	$10,924	$8,703	$27,109	$25,076

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $2, $239, ($1,125), $1,254, respectively	(6)	(640)	3,010	(3,336)
Reclassification adjustment for net deferred tax liability revaluation	-	-	-	5
Total other comprehensive (loss) income	(6)	(640)	3,010	(3,331)
Comprehensive income	$10,918	$8,063	$30,119	$21,745

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
For the nine months ended September 30, 2019	(In Thousands, except per share amounts)
Balances at January 1, 2019	28,463	$$285	$232,406	$187,153	$(17,804)	$(2,361)	$399,679

Comprehensive income:
Net income	-	-	-	27,109	-	-	27,109
Other comprehensive income	-	-	-	-	-	3,010	3,010
Total comprehensive income							30,119

ESOP shares committed to be released to Plan participants	-	-	429	-	890	-	1,319
Cash dividend, $0.86 per share	-	-	-	(22,582)	-	-	(22,582)
Stock compensation activity, net of tax	47	-	603	-	-	-	603
Stock compensation expense	-	-	832	-	-	-	832
Purchase of common stock returned to authorized but unissued	(1,363)	(14)	(22,713)	-	-	-	(22,727)
Balances at September 30, 2019	27,147	$271	$211,557	$191,680	$(16,914)	$649	$387,243

For the nine months ended September 30, 2018	(In Thousands, except per share amounts)
Balances at January 1, 2018	29,501	$$295	$247,919	$183,358	$(18,991)	$(477)	$412,104

Comprehensive income:
Net income	-	-	-	25,076	-	-	25,076
Other comprehensive loss	-	-	-	-	-	(3,331)	(3,331)
Total comprehensive income							21,745

Reclassification for net deferred tax liability revaluation	-	-	-	(5)	-	-	(5)
ESOP shares committed to be released to Plan participants	-	-	472	-	890	-	1,362
Cash dividend, $0.86 per share	-	-	-	(23,732)	-	-	(23,732)
Stock based compensation activity	102	1	1,289	-	-	-	1,290
Stock compensation expense	-	-	1,327	-	-	-	1,327
Purchase of common stock returned to authorized but unissued	(553)	(5)	(9,442)	-	-	-	(9,447)
Balances at September 30, 2018	29,050	$291	$241,565	$184,697	$(18,101)	$(3,808)	$404,644

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
For the three months ended September 30, 2019	(In Thousands, except per share amounts)
Balances at July 1, 2019	27,626	$276	$219,262	$183,820	$(17,210)	$655	$386,803

Comprehensive income:
Net income	-	-	-	10,924	-	-	10,924
Other comprehensive loss	-	-	-	-	-	(6)	(6)
Total comprehensive income							10,918

ESOP shares committed to be released to Plan participants	-	-	148	-	296	-	444
Cash dividend, $0.12 per share	-	-	-	(3,064)	-	-	(3,064)
Stock based compensation activity	16	-	209	-	-	-	209
Stock compensation expense	-	-	234	-	-	-	234
Purchase of common stock returned to authorized but unissued	(495)	(5)	(8,296)	-	-	-	(8,301)
Balances at September 30, 2019	27,147	$271	$211,557	$191,680	$(16,914)	$649	$387,243

For the three months ended September 30, 2018
July 1, 2018	29,318	$293	$245,749	$179,267	$(18,397)	$(3,168)	$403,744
Comprehensive income:
Net income	-	-	-	8,703	-	-	8,703
Other comprehensive loss	-	-	-	-	-	(640)	(640)
Total comprehensive income							8,063

ESOP shares committed to be released to Plan participants	-	-	152	-	296	-	448
Cash dividend, $0.12 per share	-	-	-	(3,273)	-	-	(3,273)
Stock based compensation activity	54	1	690	-	-	-	691
Stock compensation expense	-	-	451	-	-	-	451
Purchase of common stock returned to authorized but unissued	(322)	(3)	(5,477)	-	-	-	(5,480)
Balances at September 30, 2018	29,050	$291	$241,565	$184,697	$(18,101)	$(3,808)	$404,644

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2019	2018
	(In Thousands)

Operating activities:
Net income	$27,109	$25,076
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	(730)	(1,060)
Provision for depreciation	1,829	1,704
Deferred taxes	1,303	(798)
Stock based compensation	832	1,327
Net amortization of premium/discount on debt and mortgage related securities	164	373
Amortization of unearned ESOP shares	1,319	1,362
Amortization and impairment of mortgage servicing rights	167	146
Gain on sale of loans held for sale	(96,024)	(85,366)
Loans originated for sale	(2,092,948)	(1,927,627)
Proceeds on sales of loans originated for sale	2,092,816	1,970,215
Increase in accrued interest receivable	(248)	(457)
Increase in cash surrender value of life insurance	(1,579)	(1,496)
Increase in accrued interest on deposits and borrowings	92	268
Decrease (increase) in prepaid tax expense	1,812	(266)
Net gain related to real estate owned	(20)	(211)
Change in other assets and other liabilities	(4,185)	(6,934)
Net cash used in operating activities	(68,291)	(23,744)

Investing activities:
Net increase in loans receivable	(7,102)	(66,178)
Net change in FHLB stock	(2,700)	(2,700)
Purchases of:
Mortgage related securities	(12,121)	(13,179)
Premises and equipment, net	(2,247)	(1,257)
Bank owned life insurance	(180)	(180)
Mortgage banking branch	-	(163)
Proceeds from:
Principal repayments on mortgage-related securities	21,920	22,216
Maturities of debt securities	1,835	8,590
Sales of real estate owned	1,204	3,128
Bank owned life insurance	-	474
Net cash provided by (used in) investing activities	609	(49,249)

Financing activities:
Net increase in deposits	1,074	37,070
Net change in short term borrowings	40,749	(25,153)
Repayment of long term borrowings	(125,000)	(165,000)
Proceeds from long term borrowings	165,000	255,000
Cash paid for advance payments by borrowers for taxes	10,961	13,268
Cash dividends on common stock	(22,889)	(23,786)
Purchase of common stock returned to authorized but unissued	(22,727)	(9,447)
Proceeds from stock option exercises	603	1,290
Net cash provided by financing activities	47,771	83,242
(Decrease) increase in cash and cash equivalents	(19,911)	10,249
Cash and cash equivalents at beginning of period	86,101	48,607
Cash and cash equivalents at end of period	$66,190	$58,856

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$6,709	$7,763
Interest payments	20,300	13,393
Noncash activities:
Loans receivable transferred to real estate owned	946	545
Dividends declared but not paid in other liabilities	3,492	3,458

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

WaterStone Bank conducts its community banking business from 12 banking offices located in Milwaukee, Washington and Waukesha Counties, Wisconsin, as well as a loan production office in Minneapolis, Minnesota. WaterStone Bank's principal lending activity is originating one- to four-family, multi-family residential real estate, and commercial real estate loans for retention in its portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances. Our deposit offerings include: certificates of deposit, money market savings accounts, transaction deposit accounts, non-interest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds and municipal obligations.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2018 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.

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

Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income.  The Company reclassified the Cost of Shares Repurchased line item presented in prior periods to the Additional Paid in Capital line item in the Consolidated Statements of Financial Condition.  The Cost of Shares Repurchased column was reclassified to the Additional Paid in Capital line in the Consolidated Statements of Changes in Shareholders’ Equity.

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

●
Service charges on deposit accounts - Revenue from service charges on deposit accounts is earned through deposit-related services; as well as overdraft, non-sufficient funds, account management and other deposit-related fees.  Revenue is recognized for these services either over time, corresponding with deposit accounts' monthly cycles, or at a point in time for transactional related services and fees.

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

ASC Topic 326 "Financial Instruments - Credit Losses." Authoritative accounting guidance under ASC Topic 326, "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The authoritative guidance will be effective for reporting periods after January 1, 2020. The Company has input the available historical Company data to build an internal model and is reviewing the assumptions to support the calculation. Management is reviewing and communicating the changes to the accounting standard with the appropriate departments. The Company is in process of completing a CECL calculation.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$34,828	$448	$(23)	$35,253
Collateralized mortgage obligations:
Government sponsored enterprise issued	73,439	1,177	(184)	74,432
Mortgage-related securities	108,267	1,625	(207)	109,685

Municipal securities	53,205	1,687	(1)	54,891
Other debt securities	15,001	-	(1,521)	13,480
Debt securities	68,206	1,687	(1,522)	68,371
	$176,473	$3,312	$(1,729)	$178,056

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$42,105	$91	$(565)	$41,631
Collateralized mortgage obligations:
Government sponsored enterprise issued	75,923	243	(1,211)	74,955
Mortgage-related securities	118,028	334	(1,776)	116,586

Municipal securities	55,242	825	(119)	55,948
Other debt securities	15,002	-	(1,816)	13,186
Debt securities	70,244	825	(1,935)	69,134
	$188,272	$1,159	$(3,711)	$185,720

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2019, $1.4 million of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2018, $1.8 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2019 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$8,509	$8,512
Due after one year through five years	32,085	32,631
Due after five years through ten years	16,985	17,965
Due after ten years	10,627	9,263
Mortgage-related securities	108,267	109,685
	$176,473	$178,056

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$1,081	$(1)	$3,325	$(22)	$4,406	$(23)
Collateralized mortgage obligations:
Government sponsored enterprise issued	7,984	(69)	9,758	(115)	17,742	(184)
Municipal securities	221	(1)	-	-	221	(1)
Other debt securities	-	-	8,479	(1,521)	8,479	(1,521)
	$9,286	$(71)	$21,562	$(1,658)	$30,848	$(1,729)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$3,036	$(9)	$33,029	$(556)	$36,065	$(565)
Collateralized mortgage obligations:
Government sponsored enterprise issued	3,079	(13)	47,279	(1,198)	50,358	(1,211)
Municipal securities	7,595	(17)	11,272	(102)	18,867	(119)
Other debt securities	-	-	13,186	(1,816)	13,186	(1,816)
	$13,710	$(39)	$104,766	$(3,672)	$118,476	$(3,711)

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

As of September 30, 2019, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price.  There have been no additional credit losses related to the security.  As of September 30, 2019, this security had an amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of September 30, 2019, the Company had seven mortgage-backed securities, 12 government sponsored enterprise issued securities, and one corporate debt security which had been in an unrealized loss position for twelve months or longer and these securities represent a loss of 7.1% of their aggregate amortized cost. These securities were determined not to be other-than-temporarily impaired as of September 30, 2019. The Company has determined that the decline in fair value of these securities is primarily attributable to an increase in market interest rates compared to the stated rates on these securities and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

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

During the three and nine months ended September 30, 2019 and September 30, 2018, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019		December 31, 2018
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$	$$489,148	$489,979
Multi-family		580,657	597,087
Home equity		18,073	19,956
Construction and land		32,952	13,361
Commercial real estate		233,068	225,522
Consumer		803	433
Commercial loans		30,632	32,810
		$1,385,333	$1,379,148

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

Qualifying loans receivable totaling $1.07 billion and $1.01 billion at September 30, 2019 and December 31, 2018, respectively, are pledged as collateral against $490.0 million and $430.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at September 30, 2019 and December 31, 2018.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $6.3 million as of September 30, 2019 and $5.3 million as of December 31, 2018.  None of these loans were past due or considered impaired as of September 30, 2019 or December 31, 2018.

As of September 30, 2019 and December 31, 2018, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of September 30, 2019 and December 31, 2018 follows:

	As of September 30, 2019
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,260	$1,344	$3,423	$6,027	$483,121	$489,148
Multi-family	321	-	363	684	579,973	580,657
Home equity	276	7	53	336	17,737	18,073
Construction and land	-	-	-	-	32,952	32,952
Commercial real estate	974	-	359	1,333	231,735	233,068
Consumer	-	-	-	-	803	803
Commercial loans	151	-	-	151	30,481	30,632
Total	$2,982	$1,351	$4,198	$8,531	$1,376,802	$1,385,333

	As of December 31, 2018
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,523	$76	$3,834	$5,433	$484,546	$489,979
Multi-family	-	-	937	937	596,150	597,087
Home equity	216	42	111	369	19,587	19,956
Construction and land	-	-	-	-	13,361	13,361
Commercial real estate	39	-	125	164	225,358	225,522
Consumer	29	-	-	29	404	433
Commercial loans	-	-	18	18	32,792	32,810
Total	$1,807	$118	$5,025	$6,950	$1,372,198	$1,379,148

(1)   Includes $67,000 and $422,000 at September 30, 2019 and December 31, 2018, respectively, which are on non-accrual status.
(2)   Includes $657,000 and $118,000 at September 30, 2019 and December 31, 2018, respectively, which are on non-accrual status.
(3)   Includes $1.4 million and $990,000 at September 30, 2019 and December 31, 2018, respectively, which are on non-accrual status.

A summary of the activity for the nine months ended September 30, 2019 and 2018 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2019
Balance at beginning of period	$5,742	$4,153	$325	$400	$2,126	$20	$483	$13,249
Provision (credit) for loan losses	(488)	(19)	(89)	157	(200)	(1)	(90)	(730)
Charge-offs	(69)	(2)	(44)	-	(2)	(5)	-	(122)
Recoveries	116	13	19	-	2	-	-	150
Balance at end of period	$5,301	$4,145	$211	$557	$1,926	$14	$393	$12,547

Nine months ended September 30, 2018
Balance at beginning of period	$5,794	$4,431	$356	$949	$1,881	$10	$656	$14,077
Provision (credit) for loan losses	205	(491)	(57)	(702)	133	4	(152)	(1,060)
Charge-offs	(68)	(13)	(1)	-	-	-	-	(82)
Recoveries	150	82	18	40	1	-	-	291
Balance at end of period	$6,081	$4,009	$316	$287	$2,015	$14	$504	$13,226

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of September 30, 2019 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$44	$-	$-	$-	$8	$-	$-	$52
Allowance related to loans collectively evaluated for impairment	5,257	4,145	211	557	1,918	14	393	12,495
Balance at end of period	$5,301	$4,145	$211	$557	$1,926	$14	$393	$12,547

Loans individually evaluated for impairment	$7,882	$687	$125	$-	$639	$-	$-	$9,333
Loans collectively evaluated for impairment	481,266	579,970	17,948	32,952	232,429	803	30,632	1,376,000
Total gross loans	$489,148	$580,657	$18,073	$32,952	$233,068	$803	$30,632	$1,385,333

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of September 30, 2019 and December 31, 2018:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2019
Substandard	$7,962	$687	$332	$-	$639	$-	$765	$10,385
Watch	6,948	484	-	-	1,427	-	780	9,639
Pass	474,238	579,486	17,741	32,952	231,002	803	29,087	1,365,309
	$489,148	$580,657	$18,073	$32,952	$233,068	$803	$30,632	$1,385,333

At December 31, 2018
Substandard	$7,799	$1,309	$246	$-	$678	$-	$889	$10,921
Watch	4,662	491	468	-	4,343	-	906	10,870
Pass	477,518	595,287	19,242	13,361	220,501	433	31,015	1,357,357
	$489,979	$597,087	$19,956	$13,361	$225,522	$433	$32,810	$1,379,148

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers' loan committee review and approval of all loans in excess of $500,000.  A member of the credit department, independent of the loan originator, performs a loan review for all loans. Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, multi-family, construction and land, and commercial real estate loans that individually, or as part of an overall borrower relationship exceed $1.0 million in potential exposure and review commercial loans that individually, or as part of an overall borrower relationship exceed $200,000 in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage. Watch loans have potential weaknesses that deserve management's attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

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

The following tables present data on impaired loans at September 30, 2019 and December 31, 2018.

	As of September 30, 2019
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$262	$262	$44	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	8	417	8	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	270	679	52	409
Total Impaired with no Reserve
One- to four-family	7,620	8,645	-	1,025
Multi-family	687	1,513	-	826
Home equity	125	125	-	-
Construction and land	-	-	-	-
Commercial real estate	631	631	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	9,063	10,914	-	1,851
Total Impaired
One- to four-family	7,882	8,907	44	1,025
Multi-family	687	1,513	-	826
Home equity	125	125	-	-
Construction and land	-	-	-	-
Commercial real estate	639	1,048	8	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	$9,333	$11,593	$52	$2,260

	As of December 31, 2018
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$462	$462	$73	$-
Multi-family	-	-	-	-
Home equity	107	107	46	-
Construction and land	-	-	-	-
Commercial real estate	2,493	2,902	67	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	3,062	3,471	186	409
Total Impaired with no Reserve
One- to four-family	7,180	8,120	-	940
Multi-family	1,309	2,142	-	833
Home equity	139	139	-	-
Construction and land	-	-	-	-
Commercial real estate	392	392	-	-
Consumer	-	-	-	-
Commercial	18	18	-	-
	9,038	10,811	-	1,773
Total Impaired
One- to four-family	7,642	8,582	73	940
Multi-family	1,309	2,142	-	833
Home equity	246	246	46	-
Construction and land	-	-	-	-
Commercial real estate	2,885	3,294	67	409
Consumer	-	-	-	-
Commercial	18	18	-	-
	$12,100	$14,282	$186	$2,182

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

The following tables present data on impaired loans for the nine months ended September 30, 2019 and 2018.

	Nine months ended September 30,
	2019		2018
	Average Recorded Investment	Interest Paid	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$265	$11	$468	$24
Multi-family	-	-	-	-
Home equity	-	-	79	4
Construction and land	-	-	-	-
Commercial real estate	11	-	28	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	276	11	575	28
Total Impaired with no Reserve
One- to four-family	7,779	358	7,577	311
Multi-family	715	60	874	51
Home equity	129	6	145	4
Construction and land	-	-	-	-
Commercial real estate	660	19	438	11
Consumer	-	-	-	-
Commercial	-	-	26	-
	9,283	443	9,060	377
Total Impaired
One- to four-family	8,044	369	8,045	335
Multi-family	715	60	874	51
Home equity	129	6	224	8
Construction and land	-	-	-	-
Commercial real estate	671	19	466	11
Consumer	-	-	-	-
Commercial	-	-	26	-
	$9,559	454	9,635	405

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $9.1 million of impaired loans as of September 30, 2019 for which no allowance has been provided, $1.9 million in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans’ net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans which may result in additional provisions to the allowance for loans losses or charge-offs.

At September 30, 2019, total impaired loans included $4.1 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2018, total impaired loans included $6.7 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of September 30, 2019
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$726	5	$3,466	7
Multi-family	-	-	324	2	324	2
Commercial real estate	280	1	8	1	288	2
	$3,020	3	$1,058	8	$4,078	11

	As of December 31, 2018
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$844	5	$3,584	7
Multi-family	-	-	372	2	372	2
Commercial real estate	2,759	2	17	1	2,776	3
	$5,499	4	$1,233	8	$6,732	12

At September 30, 2019, $4.1 million in loans had been modified in troubled debt restructurings and $1.1 million of these loans were included in the non-accrual loan total. The remaining $3.0 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, an $8,000 valuation allowance has been established as of September 30, 2019 with respect to the $4.1 million in troubled debt restructurings. As of December 31, 2018, a $67,000 valuation allowance had been established with respect to the $6.7 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of September 30, 2019
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,279	6	$472	2	$3,751	8
Interest reduction	327	3	-	-	327	3
	$3,606	9	$472	2	$4,078	11

	As of December 31, 2018
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$5,848	7	$546	2	$6,394	9
Interest reduction	338	3	-	-	338	3
	$6,186	10	$546	2	$6,732	12

There were no loans modified as troubled debt restructurings during the three or nine months ended September 30, 2019 and September 30, 2018.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three or nine months ended September 30, 2019 and September 30, 2018.

The following table presents data on non-accrual loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in Thousands)
Non-accrual loans:
Residential real estate:
One- to four-family	$5,142	$4,902
Multi-family	687	1,309
Home equity	125	201
Construction and land	-	-
Commercial real estate	359	125
Commercial	-	18
Consumer	-	-
Total non-accrual loans	$6,313	$6,555
Total non-accrual loans to total loans receivable	0.46%	0.48%
Total non-accrual loans to total assets	0.31%	0.34%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	September 30, 2019	December 31, 2018
	(In Thousands)

One- to four-family	$250	$163
Multi-family	203	-
Construction and land	2,714	3,327
Commercial real estate	-	300
Total real estate owned	3,167	3,790
Valuation allowance at end of period	(1,280)	(1,638)
Total real estate owned, net	$1,887	$2,152

The following table presents the activity in the Company’s real estate owned:

	Nine months ended September 30,
	2019	2018
	(In Thousands)
Real estate owned at beginning of the period	$2,152	4,558
Transferred from loans receivable	946	545
Sales (net of gains / losses)	(1,201)	(2,632)
Write downs	-	(301)
Other	(10)	-
Real estate owned at the end of the period	$1,887	2,170

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.6 million and $2.2 million at September 30, 2019 and December 31, 2018, respectively.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Nine months ended September 30,
	2019	2018
	(In Thousands)
Mortgage servicing rights at beginning of the period	$109	$888
Additions	225	357
Amortization	(68)	(146)
Sales	-	-
Mortgage servicing rights at end of the period	266	1,099
Valuation allowance at end of period	(99)	-
Mortgage servicing rights at end of the period, net	$167	$1,099

During the nine months ended September 30, 2019, $2.09 billion in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $2.09 billion, generating mortgage banking income of $93.5 million. The unpaid principal balance of loans serviced for others was $37.7 million and $14.1 million at September 30, 2019 and December 31, 2018, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $180,000 at September 30, 2019 and $1.6 million at September 30, 2018. During the nine months ended September 30, 2019 and September 30, 2018, the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ending December 31:	(In Thousands)
2019	$10
2020	31
2021	28
2022	24
2023	21
Thereafter	53
Total	$167

Note 6— Deposits

At September 30, 2019 and December 31, 2018, time deposits with balances greater than $250,000 amounted to $69.2 million and $60.1 million, respectively.

A summary of the contractual maturities of time deposits at September 30, 2019 is as follows:

(In Thousands)

Within one year	$535,443
More than one to two years	193,483
More than two to three years	1,966
More than three to four years	1,462
More than four through five years	723
$733,077

Note 7— Borrowings

Borrowings consist of the following:

	September 30, 2019		December 31, 2018
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement	$25,795	4.91%	$5,046	5.39%
Federal Home Loan Bank, Chicago	20,000	2.04%	-	-

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2027	50,000	1.73%	175,000	1.38%
2028	255,000	2.37%	255,000	2.37%
2029	165,000	2.04%	-	-
	$515,795	2.18%	$435,046	2.01%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $25.8 million balance at September 30, 2019 and a $5.0 million balance at December 31, 2018.

The $20.0 million short-term advance has a fixed rate of 2.04% and a maturity date of October 1, 2019.

The $50.0 million in advances due in 2027 has a fixed rate of 1.73% with a FHLB single call option in December 2019.

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

The $165.0 million in advances due in 2029 consists of one $50.0 million advance with a fixed rate of 1.98% with a FHLB quarterly call option in May 2022, one $50.0 million advance with a fixed rate of 1.75% with a FHLB quarterly call option in August 2021, one $25.0 million advance with a fixed rate of 1.52% with a FHLB quarterly call option in November 2020,  and one advance of $40.0 million with a fixed rate of 1.02% and with a FHLB quarterly call option.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of multi-family loans and 64% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $22.1 million at September 30, 2019 and $19.4 million at December 31, 2018. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

In addition, as a result of the legislation, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. On September 17, 2019, the Board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant non-banking activities. The rule will go into effect on January 1, 2020, and until such time, the Capital Rules as described above remain in effect. A financial institution can elect to be subject to this new definition.

The table below includes the regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased-in as of January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2019, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

The actual and required capital amounts and ratios for the Bank as of September 30, 2019 and December 31, 2018 are presented in the table below:

	September 30, 2019
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$399,746	25.73%	$124,278	8.00%	$163,115	10.50%	$	N/A	N/A
WaterStone Bank	354,807	22.86%	124,152	8.00%	162,949	10.50%		155,190	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	387,199	24.92%	93,208	6.00%	132,045	8.50%		N/A	N/A
WaterStone Bank	342,260	22.05%	93,114	6.00%	131,911	8.50%		124,152	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	387,199	24.92%	69,906	4.50%	108,743	7.00%		N/A	N/A
WaterStone Bank	342,260	22.05%	69,835	4.50%	108,633	7.00%		100,873	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	387,199	19.36%	80,011	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	342,260	17.11%	80,011	4.00%	N/A	N/A		100,014	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	324,260	17.09%	120,141	6.00%	N/A	N/A		N/A	N/A

	December 31, 2018
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$414,566	28.22%	$117,506	8.00%	$145,046	9.875%	$	N/A	N/A
WaterStone Bank	395,783	26.95%	117,490	8.00%	145,027	9.875%		146,863	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	401,317	27.32%	88,130	6.00%	115,670	7.875%		N/A	N/A
WaterStone Bank	382,534	26.05%	88,118	6.00%	115,655	7.875%		117,490	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	401,317	27.32%	66,097	4.50%	93,638	6.375%		N/A	N/A
WaterStone Bank	382,534	26.05%	66,088	4.50%	93,625	6.375%		95,461	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	401,317	21.06%	76,214	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	382,534	20.08%	76,214	4.00%	N/A	N/A		95,268	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	382,534	20.01%	114,712	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense increased $749,000, or 9.4%, to $8.7 million for the nine months ended September 30, 2019 compared to $7.9 million during the nine months ended September 30, 2018. Income tax expense was recognized on the statement of income during the nine months ended September 30, 2019 at an effective rate of 24.3% of pretax income compared to 24.1% during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company recognized a benefit of approximately $113,000 related to stock awards exercised compared to a benefit of $197,000 recognized during the nine months ended September 30, 2018.

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

The following table presents the liabilities subject to an enforceable master netting agreement as of September 30, 2019 and December 31, 2018.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
September 30, 2019
Repurchase Agreement
Short-term	$25,795	$-	$25,795	$25,795	$-
	$25,795	$-	$25,795	$25,795	$-

December 31, 2018
Repurchase Agreement
Short-term	$5,046	$-	$5,046	$5,046	$-
	$5,046	$-	$5,046	$5,046	$-

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

	September 30, 2019	December 31, 2018
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$60,121	$33,762
Commitments to extend credit under home equity lines of credit (2)	13,879	14,903
Unused portion of construction loans (3)	95,606	79,776
Unused portion of business lines of credit	14,312	16,778
Standby letters of credit	2,452	860

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of September 30, 2019 and December 31, 2018.

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

In May 2019, Herrington and approximately 90 of the prior Claimants filed new demands in arbitration asserting similar claims. Waterstone has answered to those demands and denies the allegations. Waterstone will continue to vigorously defend its interests in these matters and does not believe a loss is probable at this time.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At September 30, 2019, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $457.6 million and interest rate lock commitments with an aggregate notional amount of approximately $286.4 million.  The fair value of the forward commitments to sell mortgage loans at September 30, 2019 included a gain of $365,000 that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at September 30, 2019 included a gain of $2.9 million that is reported as a component of other assets on the Company's consolidated statements of financial condition. At December 31, 2018, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $276.3 million and interest rate lock commitments with an aggregate notional amount of approximately $164.9 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2018 included a loss of $1.1 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2018 included a gain of $2.0 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In Thousands, except per share amounts)

Net income	$10,924	$8,703	$27,109	$25,076

Weighted average shares outstanding	25,772	27,451	26,168	27,488
Effect of dilutive potential common shares	190	229	204	277
Diluted weighted average shares outstanding	25,962	27,680	26,372	27,765

Basic earnings per share	$0.42	$0.32	$1.04	$0.91
Diluted earnings per share	$0.42	$0.31	$1.03	$0.90

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

The following table presents information about our assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2019	Level 1	Level 2	Level 3
	(In Thousands)

Available-for-sale securities
Mortgage-backed securities	$35,253	$-	$35,253	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	74,432	-	74,432	-
Municipal securities	54,891	-	54,891	-
Other debt securities	13,480	-	13,480	-
Loans held for sale	237,772	-	237,772	-
Mortgage banking derivative assets	3,243	-	-	3,243
Mortgage banking derivative liabilities	-	-	-	-

		Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(In Thousands)

Available-for-sale securities
Mortgage-backed securities	$41,631	$-	$41,631	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	74,955	-	74,955	-
Municipal securities	55,948	-	55,948	-
Other debt securities	13,186	-	13,186	-
Loans held for sale	141,616	-	141,616	-
Mortgage banking derivative assets	2,014	-	-	2,014
Mortgage banking derivative liabilities	1,116	-	-	1,116

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

	Nine months ended September 30,
	2019	2018
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$898	2004
Mortgage derivative gain, net	2,345	1,462
Mortgage derivative, net balance at the end of the period	$3,243	3,466

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2019	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$218	$-	$-	$218
Real estate owned	1,887	-	-	1,887
Impaired mortgage servicing rights	147	-	-	147

		Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$2,876	$-	$-	$2,876
Real estate owned	2,152	-	-	2,152

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	September 30, 2019					December 31, 2018
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$66,190	$66,190	$56,915	$9,275	$-	$86,101	$86,101	$73,601	$12,500	$-
Securities available-for-sale	178,056	178,056	-	178,056	-	185,720	185,720	-	185,720	-
Loans held for sale	237,772	237,772	-	237,772	-	141,616	141,616	-	141,616	-
Loans receivable	1,385,333	1,379,317	-	-	1,379,317	1,379,148	1,311,633	-	-	1,311,633
FHLB stock	22,050	22,050	-	22,050	-	19,350	19,350	-	19,350	-
Accrued interest receivable	5,585	5,585	5,585	-	-	5,337	5,337	5,337	-	-
Mortgage servicing rights	167	180	-	-	180	109	109	-	-	109
Mortgage banking derivative assets	3,243	3,243	-	-	3,243	2,014	2,014	-	-	2,014

Financial Liabilities
Deposits	1,039,569	1,046,353	306,492	739,861	-	1,038,495	1,038,544	302,622	735,922	-
Advance payments by borrowers for taxes	26,385	26,385	26,385	-	-	4,371	4,371	4,371	-	-
Borrowings	515,795	518,929	-	518,929	-	435,046	432,269	-	432,269	-
Accrued interest payable	1,487	1,487	1,487	-	-	1,395	1,395	1,395	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	1,116	1,116	-	-	1,116

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at September 30, 2019 and December 31, 2018.

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

Mortgage Banking

The mortgage banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 25 states with the ability to lend in 48 states.

	As of or for the three months ended September 30, 2019
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$13,885	$(774)	$43	$13,154
Provision for loan losses	(150)	70	-	(80)
Net interest income (loss) after provision for loan losses	14,035	(844)	43	13,234

Noninterest income	1,415	36,535	(456)	37,494

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,075	23,616	(177)	27,514
Occupancy, office furniture and equipment	942	1,687	-	2,629
Advertising	202	711	-	913
Data processing	588	411	4	1,003
Communications	90	268	-	358
Professional fees	223	688	43	954
Real estate owned	24	-	-	24
Loan processing expense	-	858	-	858
Other	583	1,725	(329)	1,979
Total noninterest expenses	6,727	29,964	(459)	36,232
Income before income taxes	8,723	5,727	46	14,496
Income tax expense	1,982	1,584	6	3,572
Net income	$6,741	$4,143	$40	$10,924

Total assets	$1,969,835	$301,565	$(265,971)	$2,005,429

	As of or for the three months ended September 30, 2018
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$14,121	$(286)	$15	$13,850
Provision for loan losses	-	40	-	40
Net interest income (loss) after provision for loan losses	14,121	(326)	15	13,810

Noninterest income	1,312	33,165	(415)	34,062

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,435	23,164	(146)	27,453
Occupancy, office furniture and equipment	826	1,925	-	2,751
Advertising	183	1,041	-	1,224
Data processing	414	386	9	809
Communications	112	300	-	412
Professional fees	257	319	7	583
Real estate owned	(128)	-	-	(128)
Loan processing expense	-	837	-	837
Other	701	2,064	(280)	2,485
Total noninterest expenses	6,800	30,036	(410)	36,426
Income before income taxes	8,633	2,803	10	11,446
Income tax expense	2,003	737	3	2,743
Net income	$6,630	$2,066	$7	$8,703

Total assets	$1,901,441	$230,769	$(212,807)	$1,919,403

	As of or for the nine months ended September 30, 2019
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$40,547	$(1,511)	$35	$39,071
Provision for loan losses	(850)	120	-	(730)
Net interest income (loss) after provision for loan losses	41,397	(1,631)	35	39,801

Noninterest income	3,375	94,470	(904)	96,941

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,502	62,255	(530)	75,227
Occupancy, office furniture and equipment	2,858	5,227	-	8,085
Advertising	603	2,231	-	2,834
Data processing	1,538	1,091	12	2,641
Communications	265	774	-	1,039
Professional fees	651	1,734	53	2,438
Real estate owned	75	-	-	75
Loan processing expense	-	2,542	-	2,542
Other	1,707	4,823	(475)	6,055
Total noninterest expenses	21,199	80,677	(940)	100,936
Income before income taxes	23,573	12,162	71	35,806
Income tax expense	5,263	3,415	19	8,697
Net income	$18,310	$8,747	$52	$27,109

	As of or for the nine months ended September 30, 2018
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$41,172	$(518)	$57	$40,711
Provision for loan losses	(1,150)	90	-	(1,060)
Net interest income (loss) after provision for loan losses	42,322	(608)	57	41,771

Noninterest income	3,388	90,443	(1,268)	92,563

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,624	61,483	(437)	74,670
Occupancy, office furniture and equipment	2,465	5,530	-	7,995
Advertising	564	2,520	-	3,084
Data processing	1,249	796	12	2,057
Communications	333	896	-	1,229
Professional fees	628	1,291	11	1,930
Real estate owned	63	-	-	63
Loan processing expense	-	2,729	-	2,729
Other	2,144	6,225	(816)	7,553
Total noninterest expenses	21,070	81,470	(1,230)	101,310
Income before income taxes	24,640	8,365	19	33,024
Income tax expense	5,641	2,305	2	7,948
Net income	$18,999	$6,060	$17	$25,076

Note 16 – Leases

The Company has entered into operating lease agreements for two of its community banking branch locations, all of its mortgage banking office locations, and some of its office equipment.  The leases have fixed terms defined regarding the payments and length.  The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of financial condition. Some of the leases included options to extend the leases.  These options are reviewed and factored into the length of the lease if the option is expected to be extended.  Leases did not contain an implicit rate; therefore, the Company used the incremental borrowing rates for the discount rate.  There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2019.

At September 30, 2019, the Company had lease liabilities totaling $9.4 million and right-of-use assets totaling $8.9 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively, on the consolidated statements of financial condition.

The cost components of our operating leases were as follows for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(In Thousands)
Operating lease cost	$809	$2371
Variable cost	111	527
Short-term lease cost	230	757
Total	$1,150	$3,655

At September 30, 2019, the Company had leases that had not yet commenced, but will create approximately $145,000 of additional lease liabilities and right-of-use assets for the Company in the fourth quarter of 2019.

The table below summarizes other information related to our operating leases:

Nine months ended September 30, 2019
(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,576
Initial recognition of right of use asset	11,244
Initial recognition of lease liabilities	11,733
Weighted average remaining lease term - operating leases, in years	3.25
Weighted average discount rate - operating leases	5.9%

As of September 30, 2019, lease liability information for the Company is summarized in the following table.

Maturity analysis	Operating leases
(In Thousands)
One year or less	$3,381
More than one year through two years	2,534
More than two years through three years	1,843
More than three years through four years	1,412
More than four years through five years	945
More than five years	916
Total lease payments	11,031
Present value discount	(1,611)
Lease liability	$9,420

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and nine months ended September 30, 2019 and 2018 and the financial condition as of September 30, 2019 compared to the financial condition as of December 31, 2018.
As described in the notes to the unaudited consolidated financial statements, we have two reportable segments: community banking and mortgage banking. The community banking segment provides consumer and business banking products and services to customers primarily within Southeastern Wisconsin along with a loan production office in Minneapolis, Minnesota. Consumer products include loan products, deposit products, and personal investment services. Business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts.  The mortgage banking segment, which is conducted by offices in 25 states through Waterstone Mortgage Corporation, consists of originating residential mortgage loans primarily for sale in the secondary market.

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and nine months ended September 30, 2019 and 2018, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended September 30, 2019 and 2018

Net income totaled $6.7 million for the three months ended September 30, 2019 compared to $6.6 million for the three months ended September 30, 2018. Net interest income decreased $236,000 to $13.9 million for the three months ended September 30, 2019 compared to $14.1 million for the three months ended September 30, 2018.  Net interest income decreased due to an increase in interest expense as deposits and borrowings repriced at higher rates.  Partially offsetting the increase in interest expense, interest income increased primarily due to an increase in average loan balances and loan rates.  There was a negative provision for loan losses of $150,000 for the three months ended September 30, 2019 compared to no provision for the three months ended September 30, 2018.

Total noninterest income increased $103,000 due primarily to increases in loan and deposit fees. The loan fees increased primarily due to loan prepayments. Cash surrender value of life insurance increased as the earnings rate improved year over year. Other income slightly increased primarily due to wealth management income.

Compensation, payroll taxes, and other employee benefits expense decreased $360,000 to $4.1 million due primarily to a decrease in health insurance expense offset primarily by an increase to salaries expense. Occupancy, office furniture and equipment increased $116,000 due primarily to increased utilities, real estate taxes, computer supplies, furniture and equipment, and grounds maintenance expense. Data processing and real estate owned expense increased primarily due to new technology investments and fewer gains on sales of real estate owned properties.  Advertising also increased for the three months ended September 30, 2019. Communications and professional fees decreased for the three months ended September 30, 2019. Other noninterest expense decreased as a result of a credit for FDIC insurance.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2019 and 2018

Net income totaled $4.1 million for the three months ended September 30, 2019 compared to $2.1 million for the three months ended September 30, 2018. We originated $851.3 million in mortgage loans held for sale during the three months ended September 30, 2019, which represents an increase of $90.1 million, or 11.8%, from the $761.2 million originated during the three months ended September 30, 2018. The increase in loan production volume was driven by a $118.6 million, or 197.3%, increase in refinance products as mortgage rates decreased. Mortgage purchase products decreased $28.5 million, or 4.1%. Total mortgage banking noninterest income increased $3.4 million, or 10.2%, to $36.5 million during the three months ended September 30, 2019 compared to $33.2 million during the three months ended September 30, 2018.  The increase in mortgage banking noninterest income was related to an 11.8% increase in volume offset by a 2.1% decrease in gross margin on loans sold for the three months ended September 30, 2019 compared to September 30, 2018.  Gross margin on loans sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans sold compression reflects a higher mix of refinance products which generally yield a lower margin, and industry dynamics, as price-based competition has escalated to maintain market share.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 79.0% of total originations during the three months ended September 30, 2019, compared to 92.1% of total originations during the three months ended September 30, 2018.  The mix of loan type trended towards less conventional loans and more governmental loans; with conventional loans and governmental loans comprising 70.1% and 29.9% of all loan originations, respectively, during the three months ended September 30, 2019, compared to 70.4% and 29.6% of all loan originations, respectively, during the three months ended September 30, 2018.

Total compensation, payroll taxes and other employee benefits increased $452,000, or 2.0%, to $23.6 million for the three months ended September 30, 2019 compared to $23.2 million for the three months ended September 30, 2018.  The increase in compensation expense was primarily a result of the increase in commission expense as fundings increased and branch manager pay increased as branches were more profitable.  These increases were partially offset as we closed underperforming branches over the past year. Occupancy, office furniture, and equipment expense decreased due to lower rent expense. Advertising, communications, and other noninterest expenses decreased. Other noninterest expense decreased primarily due to a lower provision for branch losses. Data processing, loan processing expenses, and professional fees increased due primarily to new contracts, increased funding volumes, and ongoing litigation expenses.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended September 30,
	2019	2018
	(Dollars in Thousands, except per share amounts)

Net income	$10,924	8,703
Earnings per share - basic	0.42	0.32
Earnings per share - diluted	0.42	0.31
Annualized return on average assets	2.17%	1.80%
Annualized return on average equity	11.15%	8.48%

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

	Three months ended September 30,
	2019			2018
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,579,575	$18,558	4.66%	$1,507,632	$17,340	4.56%
Mortgage related securities (2)	114,051	737	2.56%	106,047	643	2.41%
Debt securities, federal funds sold and short-term investments (2)(3)	169,621	1,157	2.71%	176,733	1,141	2.56%
Total interest-earning assets	1,863,247	20,452	4.35%	1,790,412	19,124	4.24%

Noninterest-earning assets	137,723			122,575
Total assets	$2,000,970			$1,912,987

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$37,015	8	0.09%	$37,936	10	0.10%
Money market and savings accounts	206,474	298	0.57%	185,864	163	0.35%
Time deposits	739,544	4,173	2.24%	707,970	2,890	1.62%
Total interest-bearing deposits	983,033	4,479	1.81%	931,770	3,063	1.30%
Borrowings	509,099	2,745	2.14%	444,570	2,133	1.90%
Total interest-bearing liabilities	1,492,132	7,224	1.92%	1,376,340	5,196	1.50%

Noninterest-bearing liabilities
Noninterest-bearing deposits	86,849			100,804
Other noninterest-bearing liabilities	33,130			28,632
Total noninterest-bearing liabilities	119,979			129,436
Total liabilities	1,612,111			1,505,776
Equity	388,859			407,211
Total liabilities and equity	$2,000,970			$1,912,987

Net interest income / Net interest rate spread (4)		13,228	2.43%		13,928	2.74%
Less: taxable equivalent adjustment		74	0.01%		78	0.02%
Net interest income / Net interest rate spread, as reported		$13,154	2.42%		$13,850	2.72%
Net interest-earning assets (5)	$371,115			$414,072
Net interest margin (6)			2.80%			3.07%
Tax equivalent effect			0.02%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.82%			3.09%
Average interest-earning assets to average interest-bearing liabilities			124.87%			130.09%
__________
(1) Interest income includes net deferred loan fee amortization income of $136,000 and $163,00 for the three months ended September 30, 2019 and 2018, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2019 and 2018. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.53% and 2.39% for the three months ended September 30, 2019 and 2018, respectively.
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

	Three months ended September 30,
	2019 versus 2018
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$859	$359	$1,218
Mortgage related securities (3)	84	10	94
Debt securities, federal funds sold and short-term investments (3)(4)	(48)	64	16
Total interest-earning assets	895	433	1,328

Interest expense:
Demand accounts	-	(2)	(2)
Money market and savings accounts	20	115	135
Time deposits	134	1,149	1,283
Total interest-earning deposits	154	1,262	1,416
Borrowings	327	285	612
Total interest-bearing liabilities	481	1,547	2,028
Net change in net interest income	$414	$(1,114)	$(700)
______________
(1)   Interest income includes net deferred loan fee amortization income of $136,000 and $163,000 for the three months ended September 30, 2019 and 2018, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2019 and September 30, 2018.

Net interest income decreased $696,000, or 5.0%, to $13.2 million during the three months ended September 30, 2019 compared to $13.9 million during the three months ended September 30, 2018.

●
Interest income on loans increased $1.2 million due primarily to an increase of $71.9 million, or 4.8%, in average loans along with a 10 basis point increase in average yield on loans. The increase in average loan balance was driven by a $36.7 million, or 2.7%, increase in the average balance of loans held in portfolio and by an increase of $35.3 million, or 21.4%, in the average balance of loans held for sale.

●	Interest income from mortgage-related securities increased $94,000 primarily as the yield increased 15 basis points. Additionally, the average balance increased $8.0 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $20,000 due to a 15 basis point increase in the average yield. The increase in average yield was primarily driven by the increase in the dividend paid by the FHLB on its stock.  The average balance decreased $7.1 million to $169.6 million due to a lower cash balance on hand along with a lower balance of municipal securities as maturities occurred throughout the past 12 months were not replaced due to market conditions.

●
Interest expense on time deposits increased $1.3 million, or 44.4%, primarily due to a 62 basis point increase of average cost of time deposits, as maturing time deposits have repriced or have been replaced at a higher rate in the current competitive market. In addition to the increase in cost of time deposits, the average balance of time deposits increased $31.6 million compared to the prior year period.

●
Interest expense on money market and savings accounts increased $135,000, or 82.8%, due primarily to a 22 basis point increase in average cost of money market and savings accounts along with an increase in average balance of $20.6 million.

●
Interest expense on borrowings increased $612,000, or 28.7%, due to an increase in the average cost of borrowings that resulted from the maturity and replacement of fixed-rate borrowings since the beginning of the prior year.  The average cost of borrowings totaled 2.14% during the quarter ended September 30, 2019, compared to 1.90% during the quarter ended September 30, 2018. In addition to the increase in rate, average borrowing volume increased $64.5 million to $509.1 million during the quarter ended September 30, 2019.

Provision for Loan Losses

Our provision for loan losses amounted to a negative provision of $80,000 for the three months ended September 30, 2019, compared to a provision of $40,000 for the three months ended September 30, 2018.  We had a negative provision for loan losses of $150,000 at the community banking segment due to recoveries and a continued improvement in the overall risk profile of the loan portfolio.  A provision for loan losses of $70,000 for the mortgage banking segment was due to loans added to their loan portfolio.

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

Noninterest Income
	Three months ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$503	$442	$61	13.8%
Increase in cash surrender value of life insurance	728	695	33	4.7%
Mortgage banking income	36,062	32,653	3,409	10.4%
Other	201	272	(71)	(26.1)%
Total noninterest income	$37,494	$34,062	$3,432	10.1%

Total noninterest income increased $3.4 million, or 10.1%, to $37.5 million during the three months ended September 30, 2019 compared to $34.1 million during the three months ended September 30, 2018. The increase resulted primarily from an increase in mortgage banking income along with increases in service charges on loans and deposits and in cash surrender value of life insurance. Offsetting those increases, other noninterest income categories decreased.

●
The increase in mortgage banking income was primarily the result of an increase in loan origination volume. Total loan origination volume on a consolidated basis increased $85.9 million, or 11.7%, to $822.8 million during the three months ended September 30, 2019 compared to $736.9 million during the three months ended September 30, 2018. Gross margin on loans sold decreased 2.1% at the mortgage banking segment. Gross margin on loans sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2019 and 2018" above for additional discussion of the increase in mortgage banking income.

●	Service charges on loans and deposits increased primarily due to an increase in loan prepayment fees and lower losses due to customer fraud.
●	The increase in cash surrender value of life insurance was due primarily to an increase in earnings rate.
●	The $71,000 decrease in other noninterest income was due primarily to an decrease in mortgage servicing fee income offset by a slight increase in wealth management revenue and rent income.

Noninterest Expenses
	Three months ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$27,514	$27,453	$61	0.2%
Occupancy, office furniture and equipment	2,629	2,751	(122)	(4.4)%
Advertising	913	1,224	(311)	(25.4)%
Data processing	1,003	809	194	24.0%
Communications	358	412	(54)	(13.1)%
Professional fees	954	583	371	63.6%
Real estate owned	24	(128)	152	(118.8)%
Loan processing expense	858	837	21	2.5%
Other	1,979	2,485	(506)	(20.4)%
Total noninterest expenses	$36,232	$36,426	$(194)	(0.5)%

Total noninterest expenses decreased $194,000, or 0.5%, to $36.2 million during the three months ended September 30, 2019 compared to $36.4 million during the three months ended September 30, 2018.

●
Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment increased $452,000, or 2.0%, to $23.6 million during the three months ended September 30, 2019. The increase in compensation expense was primarily a result of an increase in commission expense as fundings increased and branch manager pay increased as branches were more profitable.  Additionally, health insurance expense increased as claims increased. These increases were partially offset as we closed underperforming branches over the past year.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $360,000, or 8.1%, to $4.1 million during the three months ended September 30, 2019. The decrease was primarily due to a decrease in health insurance expense as claims decreased offset by salaries expense due to annual raises and adding staff for two additional branches.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $238,000 to $1.7 million during the three months ended September 30, 2019, primarily resulting from lower rent expense and computer equipment expense.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $116,000 to $942,000 during the three months ended September 30, 2019.  The increase was due primarily to utilities expense, computer supplies, furniture and equipment for the new branches acquired,  and grounds maintenance.

●
Advertising expense decreased $311,000, or 25.4%, to $913,000 during the three months ended September 30, 2019. This was primarily due to marketing decreases at the mortgage banking segment as lead lists were acquired as part of the New Mexico branch acquisition in the prior year.

●
Data processing expense increased $194,000, or 24.0%, to $1.0 million during the three months ended September 30, 2019. This was primarily due to new contracts at both the community banking and mortgage banking segments as technology investments continue to increase.

●
Professional fees increased $371,000, or 63.6%, to $954,000 during the three months ended September 30, 2019. This was primarily due to an increase in legal expenses at the mortgage banking segment for ongoing litigation.

●
Real estate owned expense increased $152,000, resulting in $24,000 of expense during the three months ended September 30, 2019, compared to $128,000 of income during the three months ended September 30, 2018. Property management expense (other than gains/losses) decreased $55,000 during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 as there are fewer properties to manage. Net gains on sales of real estate owned decreased $207,000 as there were no sales for the three months ended September 30, 2019 compared to $207,000 of gains for the three months ended September 30, 2018. There were no writedowns of real estate owned properties for the three months ended September 30, 2019 and September 30, 2018.

●
Loan processing expense increased $21,000, or 2.5%, to $858,000 during the three months ended September 30, 2019. This was primarily due to an increase in loan costs associated with the increase in production volume at the mortgage banking segment.

●
Other noninterest expense decreased $506,000, or 20.4%, to $2.0 million during the three months ended September 30, 2019. The decrease was at the mortgage banking segment and primarily resulted from decreased provision for branch losses due to improved profitability and lower hiring costs offset by additional provision for loan sale losses. In addition, other noninterest expenses decreased at the community banking segment due primarily to decreases in FDIC insurance expense and general insurance expense partially offset by higher loan costs.

Income Taxes

Income tax expense increased $829,000, or 30.2%, to $3.6 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Income tax expense was recognized during the three months ended September 30, 2019 at an effective rate of 24.6% compared to an effective rate of 24.0% during the three months ended September 30, 2018. During the three months ended September 30, 2019, the Company recognized a benefit of approximately $12,000 related to stock awards exercised compared to a benefit of approximately $60,000 recognized during the three months ended September 30, 2018.

Comparison of Community Banking Segment for the Nine Months Ended September 30, 2019 and 2018

Net income decreased $689,000 for the nine months ended September 30, 2019 to $18.3 million compared to net income of $19.0 million for the nine months ended September 30, 2018.  Net interest income decreased $625,000 to $40.5 million for the nine months ended September 30, 2019 compared to $41.2 million for the nine months ended September 30, 2018.  Net interest income decreased due to an increase in interest expense as deposits and borrowings repriced at higher rates.  Partially offsetting the increase in interest expense, interest income increased primarily due to increases in average loan balances and loan rates.

Provision for loan losses was a negative provision of $850,000 for the nine months ended September 30, 2019 compared to a negative provision of $1.2 million for the nine months ended September 30, 2018.

Noninterest income decreased $13,000 primarily due to a decrease in loan and deposit fees.  The loan fees decreased primarily due to fewer loan prepayments and other loan fees. Additionally, other income slighly decreased primarily due to a decrease in rental income.  Cash surrender value of life insurance increased as the earnings rate improved year over year.

Compensation, payroll taxes, and other employee benefits expense decreased $122,000 to $13.5 million for the nine months ended September 30, 2019 compared to the same period in 2018 due primarily to a decrease in health insurance and lower stock based compensation expenses partially offset by higher variable compensation and salaries expense. Occupancy, office furniture, and equipment increased $393,000 due primarily to increased computer supplies, furniture and equipment, and real estate taxes for the additional branches and branch remodels. Data processing increased $289,000 due primarily to new contracts and investments in technology. Real estate owned expense increased as there was a decrease in gain on sale of real estate owned partially offset by a decrease in  writedowns and net management expenses. Advertising and professional fees increased for the nine months ended September 30, 2019. Other noninterest expense decreased $437,000 primarily due to a decrease in loan origination expenses and FDIC insurance expense.

Comparison of Mortgage Banking Segment Operations for the Nine Months Ended September 30, 2019 and 2018

Net income increased $2.7 million to $8.7 million for the nine months ended September 30, 2019, compared to net income of $6.1 million for the nine months ended September 30, 2018. Mortgage banking segment noninterest income increased $4.0 million, or 4.5%, to $94.5 million for the nine months ended September 30, 2019 compared to $90.4 million for the nine months ended September 30, 2018.  The increase in revenue was attributable to an increase in loan origination volume. Loan origination volume increased $147.6 million, or 7.4% to $2.15 billion during the nine months ended September 30, 2019 compared to $2.0 billion during the nine months ended September 30, 2018. The increase in originations was driven by a 0.6% increase in the origination of loans made for the purpose of residential purchases and a 71.7% increase in the origination of mortgage refinance products.  Partially offsetting the increase in origination volume, gross margin on loans sold decreased 3.0% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  Gross margin on loans sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans sold compression reflects industry dynamics, as price-based competition has escalated to maintain market share.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan. Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity decreased slightly to 84.7% from 90.5% of total originations for the nine months ended September 30, 2019 and 2018, respectively. The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 69.7% and 30.3% of all loan originations, respectively, during the nine months ended September 30, 2019, compared to 69.2% and 30.8% of all originations, respectively, during the nine months ended September 30, 2018.

Total compensation, payroll taxes and other employee benefits increased $772,000, or 1.3%, to $62.3 million for the nine months ended September 30, 2019 compared to $61.5 million for the nine months ended September 30, 2018.  The increase in compensation expense was primarily a result of the increase in commission expense as fundings increased and branch manager pay as branches were more profitable. Partially offsetting those increases was a decrease in salaries as underperforming branches closed. Occupancy, office furniture, and equipment expense decreased due to lower computer supplies expense. Advertising, communications, and loan processing expenses decreased for the nine months ended September 30, 2019.  Professional fees and data processing expenses increased primarily due to ongoing litigation and new contracts.  Other noninterest expenses decreased primarily due to lower branch loss reserves as underperforming branches were closed as well as lower hiring, training, and recruiting expenses partially offset by an increase in provision for loan sale losses.

Consolidated Waterstone Financial, Inc. Results of Operations
	Nine months ended September 30,
	2019	2018
	(Dollars in Thousands, except per share amounts)

Net income	$27,109	$25,076
Earnings per share - basic	1.04	0.91
Earnings per share - diluted	1.03	0.90
Annualized return on average assets	1.84%	1.80%
Annualized return on average equity	9.21%	8.25%

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

	Nine months ended September 30,
	2019			2018
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,536,532	$53,688	4.67%	$1,452,795	$49,498	4.56%
Mortgage related securities (2)	114,748	2,260	2.63%	109,843	1,925	2.34%
Debt securities, federal funds sold and short-term investments (2)(3)	181,375	3,741	2.76%	178,379	3,186	2.39%
Total interest-earning assets	1,832,655	59,689	4.35%	1,741,017	54,609	4.19%

Noninterest-earning assets	133,530			118,424
Total assets	$1,966,185			$1,859,441

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$36,345	23	0.08%	$37,539	24	0.09%
Money market and savings accounts	192,195	891	0.62%	168,678	379	0.30%
Time deposits	737,286	11,899	2.16%	704,495	7,684	1.46%
Total interest-bearing deposits	965,826	12,813	1.77%	910,712	8,087	1.19%
Borrowings	484,572	7,579	2.09%	423,156	5,574	1.76%
Total interest-bearing liabilities	1,450,398	20,392	1.88%	1,333,868	13,661	1.37%

Noninterest-bearing liabilities
Noninterest-bearing deposits	92,075			96,273
Other noninterest-bearing liabilities	30,345			22,762
Total noninterest-bearing liabilities	122,420			119,035
Total liabilities	1,572,818			1,452,903
Equity	393,367			406,538
Total liabilities and equity	$1,966,185			$1,859,441

Net interest income / Net interest rate spread (4)		39,297	2.47%		40,948	2.82%
Less: taxable equivalent adjustment		226	0.01%		237	0.01%
Net interest income / Net interest rate spread, as reported		$39,071	2.46%		$40,711	2.81%
Net interest-earning assets (5)	$382,257			$407,149
Net interest margin (6)			2.85%			3.13%
Tax equivalent effect			0.02%			0.01%
Net interest margin on a fully tax equivalent basis (6)			2.87%			3.14%
Average interest-earning assets to average interest-bearing liabilities			126.36%			130.52%
__________
(1)  Interest income includes net deferred loan fee amortization income of $458,000 and $547,000 for the nine months ended September 30, 2019 and 2018, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2019 and 2018. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.59% and 2.21% for the nine months ended September 30, 2019 and 2018, respectively.
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

	Nine months ended September 30,
	2019 versus 2018
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$3,082	$1,108	$4,190
Mortgage related securities (3)	80	255	335
Debt securities, federal funds sold and short-term investments (3) (4)	53	502	555
Total interest-earning assets	3,215	1,865	5,080

Interest expense:
Demand accounts	-	(1)	(1)
Money market and savings accounts	59	453	512
Time deposits	373	3,842	4,215
Total interest-earning deposits	432	4,294	4,726
Borrowings	875	1,130	2,005
Total interest-bearing liabilities	1,307	5,424	6,731
Net change in net interest income	$1,908	$(3,559)	$(1,651)
______________
(1)	Interest income includes net deferred loan fee amortization income of $458,000 and $547,000 for the nine months ended September 30, 2019 and 2018, respectively.
(2)              Non-accrual loans have been included in average loans receivable balance.
(3)              Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)              Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2019 and 2018.

Net interest income decreased $1.6 million, or 4.0%, to $39.1 million during the nine months ended September 30, 2019 compared to $40.7 million during the nine months ended September 30, 2018.

●
Interest income on loans increased $4.2 million, or 8.5%, due to an increase in average balance of $83.7 million and an 11 basis point increase in average yield on loans.  The increase in average loan balance was driven by a $53.7 million, or 4.1%, increase in the average balance of loans held in portfolio and an increase in the average balance of loans held for sale of $30.0 million, or 23.2%.

●	Interest income from mortgage related securities increased $335,000 primarily as the yield increased 29 basis points. Additionally, the average balance increased $4.9 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $566,000 due to a 38 basis point increase in the average yield. The increase in average yield was driven by increases in the Federal Funds interest rate along with the increase in the dividend paid by the FHLB on its stock.  The average balance increased $3.0 million to $181.4 million due to higher cash on hand offset by lower municipal securities as maturities occurred throughout the past 12 months were not replaced due to market conditions.

●
Interest expense on time deposits increased $4.2 million primarily due to a 70 basis point increase in the average cost of time deposits, as maturing time deposits have repriced or have been replaced at a higher rate in the current competitive market.  Along with the increase in rate, the average balance of time deposits increased $32.8 million compared to the prior year period.

●	Interest expense on money market and savings accounts increased $512,000 due primarily to a 32 basis point increase in rate and an increase of $23.5 million in average balance.
●
Interest expense on borrowings increased $2.0 million due to an increase in the average cost of borrowings that resulted from the maturity and replacement of fixed-rate borrowings since the beginning of the prior year. The average cost of borrowings totaled 2.09% during the nine months ended September 30, 2019, compared to 1.76% during the nine months ended September 30, 2018. Average volume increased $61.4 million to help fund loans held for sale at the mortgage banking segment.

Provision for Loan Losses

Our provision for loan losses amounted to a negative provision of $730,000 during the nine months ended September 30, 2019, compared to a negative provision of $1.1 million during the nine months ended September 30, 2018. We had a negative provision for loan losses of $850,000 at the community banking segment due to recoveries and a continued improvement in the overall risk profile of the loan portfolio.  A provision for loan losses of $120,000 for the mortgage banking segment was due to current year charge-offs and loans added to their loan portfolio.

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

Noninterest Income

	Nine months ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$1,272	1,332	(60)	(4.5)%
Increase in cash surrender value of life insurance	1,579	1,496	83	5.5%
Mortgage banking income	93,526	88,930	4,596	5.2%
Other	564	805	(241)	(29.9)%
Total noninterest income	$96,941	92,563	4,378	4.7%

Total noninterest income increased $4.4 million, or 4.7%, to $96.9 million during the nine months ended September 30, 2019 compared to $92.6 million during the nine months ended September 30, 2018. The increase resulted primarily from an increase in mortgage banking income, offset by decreases in service charges on loans and deposits and other noninterest income.

●
The $4.6 million increase in mortgage banking income was primarily the result of an increase in loan origination volume.  Total loan origination volume on a consolidated basis increased $165.3 million, or 8.6%, to $2.09 billion during the nine months ended September 30, 2019 compared to $1.93 billion during the nine months ended September 30, 2018.  Gross margin on loans sold decreased 3.0% at the mortgage banking segment. Gross margin on loans sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Results of Operations for the Nine Months Ended September 30, 2019 and 2018" above, for additional discussion of the decrease in mortgage banking income.

●	The decrease in service charges on loans and deposits was related to a decrease in loan prepayment and other loan fees.
●	The increase in cash surrender value of life insurance was due primarily to an increase in earnings rate.
●	The $241,000 decrease in other noninterest income was due primarily to a decrease in mortgage servicing fee income along with a decrease in rental income.

Noninterest Expenses

	Nine months ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$75,227	$74,670	$557	0.7%
Occupancy, office furniture and equipment	8,085	7,995	90	1.1%
Advertising	2,834	3,084	(250)	(8.1)%
Data processing	2,641	2,057	584	28.4%
Communications	1,039	1,229	(190)	(15.5)%
Professional fees	2,438	1,930	508	26.3%
Real estate owned	75	63	12	19.0%
Loan processing expense	2,542	2,729	(187)	(6.9)%
Other	6,055	7,553	(1,498)	(19.8)%
Total noninterest expenses	$100,936	$101,310	$(374)	(0.4)%

Total noninterest expenses decreased $374,000, or 0.4%, to $100.9 million during the nine months ended September 30, 2019 compared to $101.3 million during the nine months ended September 30, 2018.

●
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment increased $772,000, or 1.3%, to $62.3 million for the nine months ended September 30, 2019. The increase in compensation expense was primarily a result of the increase in commission expense as fundings increased and branch manager pay as branches were more profitable. These increases were partially offset as we closed underperforming branches over the past year.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $122,000, or 0.9%, to $13.5 million during the nine months ended September 30, 2019. The decrease was primarily due to a decrease in health insurance and lower stock based compensation expenses offset by higher variable compensation and salaries expense.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $303,000 to $5.2 million during the nine months ended September 30, 2019, resulting from lower computer supplies expense and a number of branches closing.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $393,000 to $2.9 million during the nine months ended September 30, 2019.  The increase was primarily due to higher computer supplies, furniture and equipment, and real estate taxes for the additional branches and branch remodels.

●
Advertising expense decreased primarily due to less spending at the mortgage banking segment as customer leads were acquired in the New Mexico branch acquisition during the prior year.  Offsetting the decrease at the mortgage banking segment, advertising increased slightly at the community banking segment.

●
Data processing expense increased $584,000, or 28.4%, to $2.6 million during the nine months ended September 30, 2019. This was primarily due to increases at the community banking and mortgage banking segments for new contracts and investments in technology resources to support future growth.

●
Professional fees expense increased $508,000, or 26.3%, to $2.4 million primarily as a result of an increase in consulting and accounting expense at the community banking segment and an increase in legal fees at the mortgage banking segment for ongoing litigation.

●	Loan processing expense decreased $187,000, or 6.9%, to $2.5 million during the nine months ended September 30, 2019. The decrease was due to lower credit report fees and other loan fees.
●
Net real estate owned expense increased $12,000, to $75,000 of expense during the nine months ended September 30, 2019 compared to $63,000 of expense for the nine months ended September 30, 2018. Net gains on sales of real estate owned decreased $491,000 to $20,000 for the nine months ended September 30, 2019 compared to $511,000 for the nine months ended September 30, 2018. There were no writedowns on real estate owned for the nine months ended September 30, 2019 compared to $300,000 for the nine months ended September 30, 2018. Property management expense (other than gains/losses) decreased $179,000 to $95,000 during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

●
Other noninterest expense decreased $1.5 million for the nine months ended September 30, 2019 due to lower expenses at both the community banking and mortgage banking segments. At the community banking segment, other noninterest expense decreased $437,000 primarily due to a decrease in loan origination expenses and FDIC insurance expense. At the mortgage banking segment, other noninterest expenses decreased $1.4 million primarily due to lower branch loss reserves as underperforming branches were closed as well as lower hiring, training, and recruiting expenses partially offset by an increase in provision for loan sale losses.

Income Taxes

Income tax expense increased $749,000, or 9.4%, to $8.7 million during the nine months ended September 30, 2019, compared to $7.9 million during the nine months ended September 30, 2018.  Income tax expense was recognized during the nine months ended September 30, 2019 at an effective rate of 24.3% compared to 24.1% for the nine months ended September 30, 2018.  During the nine months ended September 30, 2019, the Company recognized a benefit of approximately $113,000 related to stock awards exercised compared to a benefit of $197,000 recognized during the nine months ended September 30, 2018.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets – Total assets increased by $90.0 million, or 4.7%, to $2.01 billion at September 30, 2019 from $1.92 billion at December 31, 2018. The increase in total assets primarily reflects an increase in loans held for sale, loans receivable, and the right of use assets due to adoption of the new lease accounting standard partially offset by a decrease in cash and cash equivalents and securities available for sale. The increase was funded by deposits, additional short-term and long-term debt, advanced payments by borrowers for taxes in 2019, and lease liabilities due to the adoption of the new lease accounting standard.

Cash and Cash Equivalents – Cash and cash equivalents decreased $19.9 million, or 23.1%, to $66.2 million at September 30, 2019, compared to $86.1 million at December 31, 2018.  The decrease in cash and cash equivalents primarily reflects the use of cash to fund loans held for sale.

Securities Available for Sale – Securities available for sale decreased $7.7 million during the nine months ended September 30, 2019. The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale - Loans held for sale increased $96.2 million to $237.8 million at September 30, 2019 due to the seasonal activity and the increase of refinancing activity from the reduction in mortgage rates.

Loans Receivable - Loans receivable held for investment increased $6.2 million to $1.39 billion at September 30, 2019.  The increase in total loans receivable was attributable to increases in construction and land, commercial real estate, and consumer loan categories. Partially offsetting those increases, one- to four-family, multi-family, home equity, and commercial loan categories decreased.

The following table shows loan originations during the periods indicated.

	As of or for the		As of or for the
	Nine months ended September 30,		Year Ended
	2019	2018	December 31, 2018
		(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$66,113	$99,871	$126,601
Multi-family	64,301	88,686	123,107
Home equity	3,756	4,032	4,613
Construction and land	48,567	26,139	66,265
Commercial real estate	24,645	50,241	58,176
Total real estate loans originated for investment	207,382	268,969	378,762
Consumer loans originated for investment	55	142	142
Commercial business loans originated for investment	5,426	5,072	6,221
Total loans originated for investment	$212,863	$274,183	$385,125

Allowance for Loan Losses - The allowance for loan losses decreased $702,000 from December 31, 2018. The decrease resulted from a negative provision due to the improvement of key loan quality metrics decreasing the required allowance related to the loans collectively reviewed. The overall decrease was primarily related to the one-to four-family, home equity, commercial real estate, and commercial categories.  See Note 3 for further discussion on the allowance for loan losses.

Real Estate Owned – Total real estate owned decreased $265,000 from December 31, 2018.  During the nine months ended September 30, 2019, $946,000 was transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $1.2 million.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $10.0 million to $32.5 million at September 30, 2019. The increase was primarily due to recording the right to use asset for operating leases, as a result of adopting the new lease accounting standard along with an increase in funding receivables from investors.

Deposits – Total deposits increased $1.1 million to $1.04 billion at September 30, 2019.  The increase was driven by an increase of $20.7 million in money market and savings deposits offset by a decrease of $16.8 million in demand deposits and $2.8 million in time deposits.

Borrowings – Total borrowings increased $80.7 million, or 18.6%, to $515.8 million at September 30, 2019. The community banking segment added $40.0 million in long-term FHLB borrowings and $20.0 million in short-term FHLB borrowings. External short term borrowings at the mortgage banking segment increased a total of $20.7 million at September 30, 2019 from December 31, 2018 to fund loans held for sale.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $22.0 million from December 31, 2018 to September 30, 2019.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $1.4 million to $36.4 million at September 30, 2019 compared to December 31, 2018. Other liabilities primarily decreased related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition.  These amounts remain classified as other liabilities until settled. Offsetting the decreases, operating lease liabilities were added to the statements of financial condition as a result of adopting the new lease accounting standard.

Shareholders’ Equity – Shareholders' equity decreased $12.4 million to $387.2 million at September 30, 2019 from December 31, 2018.  Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend and the repurchase of stock.  Partially offsetting the decreases, the increases related to net income, additional paid in capital as stock options were exercised, equity awards vesting, the increase in the fair value of the security portfolio, and unearned ESOP shares vesting.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2019	2018
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,142	$4,902
Multi-family	687	1,309
Home equity	125	201
Construction and land	-	-
Commercial real estate	359	125
Commercial	-	18
Consumer	-	-
Total non-accrual loans	6,313	6,555

Real estate owned
One- to four-family	250	163
Multi-family	203	-
Construction and land	2,714	3,327
Commercial real estate	-	300
Total real estate owned	3,167	3,790
Valuation allowance at end of period	(1,280)	(1,638)
Total real estate owned, net	1,887	2,152
Total nonperforming assets	$8,200	$8,707

Total non-accrual loans to total loans	0.46%	0.48%
Total non-accrual loans to total assets	0.31%	0.34%
Total nonperforming assets to total assets	0.41%	0.45%

All loans that are 90 days or more past due with respect to principal and interest are recognized as non-accrual. Troubled debt restructurings that are non-accrual either due to being past due greater than 90 days or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above. In addition, loans that are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower review. When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered.  This process generally takes place when a loan is contractually past due between 60 and 89 days.  Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral.  When a loan is determined to be uncollectible, typically coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Nine Months
	Ended September 30,
	2019	2018
	(In Thousands)

Balance at beginning of period	$6,555	$6,068
Additions	2,241	2,838
Transfers to real estate owned	(946)	(545)
Charge-offs	(8)	(6)
Returned to accrual status	(237)	(111)
Principal paydowns and other	(1,292)	(1,700)
Balance at end of period	$6,313	$6,544

Total non-accrual loans decreased by $242,000, or 3.7%, to $6.3 million as of September 30, 2019 compared to $6.6 million as of December 31, 2018.  The ratio of non-accrual loans to total loans receivable was 0.46% at September 30, 2019 compared to 0.48% at December 31, 2018.  During the nine months ended September 30, 2019, $2.2 million in loans were placed on non-accrual status. Offsetting this activity, $946,000 in non-accrual loans were transferred to real estate owned, $8,000 in loan principal was charged off, $237,000 returned to accrual status, and approximately $1.3 million in principal payments were received during the nine months ended September 30, 2019.

Of the $6.3 million in total non-accrual loans as of September 30, 2019, $5.5 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.6 million in cumulative partial net charge-offs have been recorded over the life of these loans as of September 30, 2019.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $52,000 have been recorded as of September 30, 2019.  The remaining $814,000 of non-accrual loans were reviewed on an aggregate basis and $163,000 in general valuation allowance was deemed necessary related to those loans as of September 30, 2019.   The $163,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of September 30, 2019 totaled $1.6 million, which represents 26.0% of total non-accrual loans as of that date.  These five loans have not had any cumulative life-to-date net charge-offs and no specific valuation allowance was deemed necessary based on net realizable collateral value with respect to these five loans as of September 30, 2019.

For the nine months ended September 30, 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $373,000.  We received $323,000 of interest payments on such loans during the nine months ended September 30, 2019.   Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more at September 30, 2019 or December 31, 2018.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of September 30, 2019
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,740	$726	$3,466
Multi-family	-	324	324
Commercial real estate	280	8	288
	$3,020	$1,058	$4,078

	As of December 31, 2018
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,740	$844	$3,584
Multi-family	-	372	372
Commercial real estate	2,759	17	2,776
	$5,499	$1,233	$6,732

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2019	2018
	(Dollars in Thousands)

Loans past due less than 90 days	$4,333	$1,925
Loans past due 90 days or more	4,198	5,025
Total loans past due	$8,531	$6,950

Total loans past due to total loans receivable	0.62%	0.50%

Past due loans increased by $1.6 million, or 22.7%, to $8.5 million at September 30, 2019 from $7.0 million at December 31, 2018.  Loans past due less than 90 days increased by $2.4 million.  Loans past due 90 days or more decreased by $827,000, or 16.5%, during the nine months ended September 30, 2019.

REAL ESTATE OWNED

Total real estate owned decreased by $265,000, or 12.3%, to $1.9 million at September 30, 2019, compared to $2.2 million at December 31, 2018.  During the nine months ended September 30, 2019, $946,000 was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $1.2 million.  There were no write downs during the nine months ended September 30, 2019. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an “as is value” assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Nine Months
	Ended September 30,
	2019	2018
	(Dollars in Thousands)

Balance at beginning of period	$13,249	$14,077
Provision for loan losses	(730)	(1,060)
Charge-offs:
Mortgage
One- to four-family	69	68
Multi-family	2	13
Home equity	44	1
Commercial real estate	2	-
Construction and land	-	-
Consumer	5	-
Commercial	-	-
Total charge-offs	122	82
Recoveries:
Mortgage
One- to four-family	116	150
Multi-family	13	82
Home equity	19	18
Commercial real estate	2	1
Construction and land	-	40
Consumer	-	-
Commercial	-	-
Total recoveries	150	291
Net recoveries	(28)	(209)
Allowance at end of period	$12,547	$13,226

Ratios:
Allowance for loan losses to non-accrual loans at end of period	198.75%	202.11%
Allowance for loan losses to loans receivable at end of period	0.91%	0.97%
Net recoveries to average loans outstanding (annualized)	0.00%	(0.02)%
Provision for loan losses to net recoveries	2,607.14%	507.18%
Net recoveries to beginning of the period allowance (annualized)	(0.28)%	(1.99)%

The allowance for loan losses decreased $702,000 to $12.5 million at September 30, 2019, compared to $13.2 million at December 31, 2018.  The decrease in allowance for loan losses reflects the negative provision. The negative provision recorded during the current year reflects recoveries and a continued improvement in the overall risk profile of the loan portfolio.

We had net recoveries of $28,000, or less than 0.01% of average loans annualized, for the nine months ended September 30, 2019, compared to net recoveries of $209,000, or approximately 0.02% of average loans annualized, for the nine months ended September 30, 2018. Of the $28,000 in recoveries during the nine months ended September 30, 2019, the majority of the activity related to loans secured by one- to four-family residential loans.

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

During the nine months ended September 30, 2019 primary uses of cash and cash equivalents included: $2.09 billion in funding loans held for sale, $22.9 million for cash dividends paid, $ 7.1 million for funding of loans receivable, $12.1 million for purchases of mortgage related securities, and $22.7 million in purchases of our common stock.

During the nine months ended September 30, 2019, primary sources of cash and cash equivalents included: $2.09 billion in proceeds from the sale of loans held for sale, $40.0 million in additional proceeds from long-term borrowings, $1.1 million from an increase in deposits, $40.7 million in additional proceeds from short-term borrowings, a $11.0 million increase in advance payments by borrowers for taxes,$21.9 million in principal repayments on mortgage related securities, and $27.1 million in net income.

During the nine months ended September 30, 2018 primary uses of cash and cash equivalents included: $1.93 billion funding loans held for sale, a $66.2 million increase in funding loans receivable, $23.8 million for cash dividends paid, $25.2 million repayment of short-term borrowings, and $9.4 million in purchases of our common stock.

During the nine months ended September 30, 2018, primary sources of cash and cash equivalents included: $1.97 billion in proceeds from the sale of loans held for sale, $90.0 million in additional proceeds from long-term FHLB borrowings, $22.2 million in principal repayments on mortgage related securities, $25.1 million in net income, $8.6 million from maturities of debt securities, a $13.3 million increase in advance payments by borrowers for taxes, and $37.1 million increase in deposits.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2019 and 2018, respectively, $66.2 million and $58.9 million of our assets were invested in cash and cash equivalents.  At September 30, 2019, cash and cash equivalents were comprised of the following: $45.4 million in cash held at the Federal Reserve Bank and other depository institutions and $20.8 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At September 30, 2019, we had $470.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, and 2029.   The 2027 advance maturity has a single call option in December 2019. The 2028 advance maturities have single call options in March 2020, March 2021, May 2020, and May 2021, along with two advances that have quarterly call options beginning in June 2020 and September 2020. The 2029 advance maturities have quarterly call option currently available and the other options beginning November 2020, August 2021, and May 2022. We had a $20.0 million short term advance with the FHLB and a contractual maturity in October 2019. As an additional source of funds, the mortgage banking segment has a repurchase agreement. At September 30, 2019, we had $25.8 million outstanding under the repurchase agreement with a total outstanding commitment of $35.0 million.

At September 30, 2019, we had outstanding commitments to originate loans receivable of $60.1 million.  In addition, at September 30, 2019, we had unfunded commitments under construction loans of $95.6 million, unfunded commitments under business lines of credit of $14.3 million and unfunded commitments under home equity lines of credit and standby letters of credit of $16.3 million.  At September 30, 2019, certificates of deposit scheduled to mature in one year or less totaled $535.4 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At September 30, 2019, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $43.7 million.

Capital

Shareholders' equity decreased by $12.4 million to $387.2 million at September 30, 2019 from December 31, 2018.  Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend and the repurchase of stock.  Partially offsetting the decreases, the increases related to net income, additional paid in capital as stock options were exercised, equity awards vesting, the increase in the fair value of the security portfolio, and unearned ESOP shares as they continue to vest.

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

As of September 30, 2019, the Company had repurchased 8,376,953 shares at an average price of $14.11 under previously approved stock repurchase plans. As of September 30, 2019, the Company is authorized to purchase up to 1.4 million additional shares under the current approved stock repurchase program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At September 30, 2019, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 8 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2019 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (3)	$122,309	$122,309	$-	$-	$-
Money market and savings deposits (3)	184,183	184,183	-	-	-
Time deposit (3)	733,077	535,443	195,449	2,185	-
Repurchase agreements (3)	25,795	25,795	-	-	-
Federal Home Loan Bank advances (1)	490,000	20,000	-	-	470,000
Operating leases (2)	11,407	3,610	4,501	2,380	916
	$1,566,771	$891,340	$199,950	$4,565	$470,916

(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest which will accrue on the advances. See call provisions in Note 7 - Borrowings.
(2)  Represents non-cancelable operating leases for offices and equipment.
(3)  Excludes interest.

See Note 11 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to unaudited consolidated financial statements for additional information.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2019.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$60,121	$60,121	$-	$-	$-
Unused portion of home equity lines of credit (2)	13,879	13,879	-	-	-
Unused portion of construction loans (3)	95,606	95,606	-	-	-
Unused portion of business lines of credit	14,312	14,312	-	-	-
Standby letters of credit	2,452	2,452	-	-	-
Total Other Commitments	$186,370	$186,370	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2019 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

The following interest rate scenario displays the percentage change in net interest income over a one-year time horizon assuming increases of 100, 200 and 300 basis points and a decreases of 100 basis points.  The results incorporate actual cash flows and repricing characteristics for balance sheet accounts following an instantaneous parallel change in market rates based upon a static no growth, balance sheet.

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of September 30, 2019
Dollar Change	$(87)	329	526	(1,289)
Percentage Change	(0.17)%	0.64	1.03	(2.52)

At September 30, 2019, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 1.03% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.52%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is set forth in Part I, Item 1, Note 11 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities.
Item 1A. Risk Factors
There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the third quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
July 1, 2019 - July 31, 2019	137,800	$16.89	137,800	1,708,000
August 1, 2019 - August 31, 2019	290,000	16.72	290,000	1,418,000
September 1, 2019 - September 30, 2019	67,200	16.75	67,200	1,350,800
Total	495,000	$16.77	495,000	1,350,800

(a)
On May 30, 2019, the Board of Directors announced the completion of the then-existing stock repurchase plan and authorized the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X

† Management compensation contract or agreement
(1) Incorporated by reference to Exhibit 10.1 to the Consent Report on Form 8-K filed with the SEC on September 19, 2019 (File No. 001-36271)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 1, 2019
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: November 1, 2019
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer