Form 10-K
period 2019-12-31
Waterstone Financial, Inc.
filed 2020-03-13
CIK 1569994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

F O R M   1 0 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
Yes         □           No    ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the 1934 Act.
Yes         □           No    ☒

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

Yes         □           No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on June 30, 2019 as reported by the NASDAQ Global Select Market®, was approximately $471.3 million.

As of February 28, 2020, 26,889,750 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 19, 2020

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2019

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

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation, which had 67 offices in 24 states as of December 31, 2019.

WaterStone Bank conducts its community banking business from 13 banking offices located in Milwaukee, Washington and Waukesha counties, Wisconsin, as well as a loan production office in Minneapolis, Minnesota. WaterStone Bank’s principal lending activity is originating one- to four-family, multi-family residential, and commercial real estate loans for retention in its portfolio. At December 31, 2019, such loans comprised 34.6%, 42.1%, and 17.1%, respectively, of WaterStone Bank’s loan portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances. Our deposit offerings include certificates of deposit, money market savings accounts, transaction deposit accounts, noninterest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds, municipal obligations, and other debt securities.

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

WaterStone Bank’s mortgage banking operations are conducted through its wholly-owned subsidiary, Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originates single-family residential real estate loans for sale into the secondary market.  Waterstone Mortgage Corporation utilizes lines of credit provided by WaterStone Bank as a primary source of funds, and also utilizes a line of credit with another financial institution as needed.  On a consolidated basis, Waterstone Mortgage Corporation originated approximately $2.85 billion in mortgage loans held for sale during the year ended December 31, 2019, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank.

Subsidiary Activities

Waterstone Financial currently has one wholly-owned subsidiary, WaterStone Bank, which in turn has three wholly-owned subsidiaries. Wauwatosa Investments, Inc., which holds and manages our investment portfolio, is located and incorporated in Nevada. Waterstone Mortgage Corporation is a mortgage banking business incorporated in Wisconsin. Main Street Real Estate Holdings, LLC is a Wisconsin limited liability corporation and previously owned WaterStone Bank office facilities and held WaterStone Bank office facility leases.

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

Market Area

WaterStone Bank.  WaterStone Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  WaterStone Bank’s primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have eight branch offices in Milwaukee County, four branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2019 (the latest date for which information was publicly available), 47.0% of deposits in the State of Wisconsin were located in the seven-county Milwaukee metropolitan market and 39.9% of deposits in the State of Wisconsin were located in the three counties in which the Bank has a branch office.

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

Waterstone Mortgage Corporation.  As of December 31, 2019, Waterstone Mortgage Corporation had 10 offices in each of Wisconsin and Florida, eight offices in New Mexico, three offices in each of Delaware, Illinois, Minnesota, and Virginia, two offices in each of Arizona, Colorado, Maryland, Missouri, Ohio, Oklahoma, Oregon, and Virginia, and one office in each of Arkansas, California, Georgia, Idaho, Iowa, Michigan, New Hampshire, North Carolina and Pennsylvania.

Competition

WaterStone Bank.  WaterStone Bank faces competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha-West Allis metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. As of June 30, 2019, based on the FDIC annual Summary of Deposits Report, we had the eigth largest market share in our metropolitan statistical area out of 43 financial institutions, representing 1.88% of all deposits.

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

 Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential and commercial real estate. Generally, we retain the loans that we originate, which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $480.3 million, or 34.6%, of our total loan portfolio at December 31, 2019.  Multi-family residential mortgage loans represented $584.9 million, or 42.1%, of our total loan portfolio at December 31, 2019.  Commercial real estate loans represented $236.7 million, or 17.1%, of our total loan portfolio at December 31, 2019. We also offer construction and land loans, home equity lines of credit and commercial loans.  At December 31, 2019, commercial business loans, home equity loans, and land and construction loans totaled $30.3 million, $18.1 million and $37.0 million, respectively.

The largest exposure to one borrower or group of related borrowers was $39.1 million in the multi-family category.  The borrower represented a total of 2.8% of the total loan portfolio as of December 31, 2019.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$480,280	34.60%	$489,979	35.53%	$439,597	34.03%	$392,817	33.35%	$381,992	34.26%
Multi-family	584,859	42.14%	597,087	43.29%	578,440	44.77%	558,592	47.42%	547,250	49.08%
Home equity	18,071	1.30%	19,956	1.45%	21,124	1.64%	21,778	1.85%	24,326	2.18%
Construction and land	37,033	2.67%	13,361	0.97%	19,859	1.54%	18,179	1.54%	19,148	1.72%
Commercial real estate	236,703	17.05%	225,522	16.35%	195,842	15.16%	159,401	13.53%	118,820	10.66%
Commercial loans	30,253	2.18%	32,810	2.38%	36,697	2.84%	26,798	2.28%	23,037	2.07%
Consumer	832	0.06%	433	0.03%	255	0.02%	319	0.03%	361	0.03%

Total loans	1,388,031	100.00%	1,379,148	100.00%	1,291,814	100.00%	1,177,884	100.00%	1,114,934	100.00%

Allowance for loan losses	(12,387)		(13,249)		(14,077)		(16,029)		(16,185)

Loans, net	$1,375,644		$1,365,899		$1,277,737		$1,161,855		$1,098,749

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2019. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Multi-family		Home Equity		Construction and Land
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2020	$7,496	5.15%	$40,731	4.06%	$2,270	5.34%	$1,840	4.92%
2021	10,084	5.19%	35,374	4.39%	2,063	5.34%	10,194	4.54%
2022	23,730	5.25%	89,802	4.44%	2,579	5.25%	4,887	4.23%
2023	16,549	5.40%	93,123	4.65%	2,320	5.13%	2,130	4.76%
2024	14,729	5.45%	49,482	4.72%	2,603	4.93%	2,848	4.55%
2025 and thereafter	407,692	4.60%	276,347	4.12%	6,236	4.75%	15,134	4.82%
Total	$480,280	4.71%	$584,859	4.32%	$18,071	5.04%	$37,033	4.64%

	Commercial Real Estate		Commercial		Consumer		Total
Due during the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
2020	$13,738	4.37%	$13,304	5.04%	$717	2.00%	$80,096	4.42%
2021	17,740	4.12%	1,178	4.46%	52	5.13%	76,685	4.48%
2022	34,199	4.41%	4,338	4.33%	63	5.38%	159,598	4.50%
2023	37,355	4.43%	2,437	5.12%	-	0.00%	153,914	4.69%
2024	45,620	4.60%	2,493	4.61%	-	0.00%	117,775	4.76%
2025 and thereafter	88,051	4.44%	6,503	6.69%	-	0.00%	799,963	4.44%
Total	$236,703	4.44%	$30,253	5.24%	$832	2.45%	$1,388,031	4.50%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans
Real estate loans:
One- to four-family	$24,939	$447,845	$472,784
Multi-family	207,845	336,283	544,128
Home equity	3,600	12,201	15,801
Construction and land	19,817	15,376	35,193
Commercial	138,569	84,396	222,965
Commercial	16,098	851	16,949
Consumer	115	-	115
Total loans	$410,983	$896,952	$1,307,935

One- to Four-Family Residential Mortgage Loans.  One- to four-family residential mortgage loans totaled $480.3 million, or 34.6% of total loans at December 31, 2019.  One- to four-family residential mortgage loans originated for investment during the year ended December 31, 2019 totaled $95.5 million, or 29.1% of all loans originated for investment. Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our single family adjustable-rate mortgage loans generally provide for maximum annual rate adjustments of 200 basis points, with a lifetime maximum adjustment of 600 basis points.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years, and are indexed to the 12-month LIBOR rate.  Single family adjustable rate mortgage loans are originated at both our community banking segment and our mortgage banking segment.   We do not offer and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.  Further, prior to 2007, we did not offer indexed, adjustable-rate loans other than home equity lines of credit, and we have never offered “teaser rate” first mortgage products.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner’s insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average one- to four-family first mortgage loan balance was approximately $225,000 on December 31, 2019, and the largest outstanding balance on that date was $6.3 million, which is a consolidation loan that is collateralized by 85 single family properties.  A total of 58.8% of our one- to four-family loans are collateralized by properties in the state of Wisconsin.

Multi-family Real Estate Loans.  Multi-family loans totaled $584.9 million, or 42.1% of total loans at December 31, 2019. Multi-family loans originated for investment during the year ended December 31, 2019 totaled $110.1 million, or 33.5% of all loans originated for investment. These loans are generally secured by properties located in our primary market area. Our multi-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit. Multi-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a multi-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, global cash flows, and the appraised value of the underlying property. We will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees from the principals and by the owners of 20% or more of the borrower.

A multi-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to all guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding multi-family mortgage loan balance was approximately $985,000 on December 31, 2019, with the largest outstanding balance at $11.9 million.

Loans secured by multi-family real estate generally involve larger principal amounts than owner-occupied, one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2019, outstanding home equity loans and equity lines of credit totaled $18.1 million, or 1.3% of total loans outstanding.  At December 31, 2019, the unadvanced portion of home equity lines of credit totaled $13.4 million.  Home equity loans and lines originated for investment during the year ended December 31, 2019 totaled $5.8 million, or 1.8% of all loans originated for investment.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to 10 years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was approximately $45,000 at December 31, 2019, with the largest outstanding balance at that date of $515,000.

Construction and Land Loans.  We originate construction loans for the acquisition of land and the construction of single-family residences, multi-family residences, and commercial real estate buildings.  At December 31, 2019, construction and land loans totaled $37.0 million, or 2.7% of total loans.  Construction and land loans originated for investment during the year ended December 31, 2019 totaled $59.8 million, or 18.2% of all loans originated for investment.  Of the $59.8 million originated in 2019, a total of $47.4 million had yet to be advanced as of December 31, 2019.  At December 31, 2019, the unadvanced portion of the construction loan portfolio totaled $91.4 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months for single-family residences although our policy is to consider construction periods as long as 12 months or more for multi-family residences and commercial buildings. At the end of the construction phase, the construction loan converts to a longer-term mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the owner-occupied residential loan balance exceeds 80% of the lesser of the appraised value or acquisition cost of the secured property. The average outstanding construction loan balance totaled approximately $1.7 million on December 31, 2019, with the largest outstanding balance at $11.6 million.  The average outstanding land loan balance was approximately $194,000 on December 31, 2019, and the largest outstanding balance on that date was $1.0 million.

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

Commercial Real Estate Loans.  Commercial real estate loans totaled $236.7 million at December 31, 2019, or 17.1% of total loans, and are made up of loans secured by office and retail buildings, industrial buildings, churches, restaurants, other retail properties and mixed use properties. Commercial real estate loans originated for investment during the year ended December 31, 2019 totaled $49.7 million, or 15.1% of all loans originated for investment. These loans are generally secured by property located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 25 to 30-year amortization period. In reaching a decision whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, business and global cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants, if applicable. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial real estate borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2019 was approximately $877,000, and the largest outstanding balance at that date was $13.2 million.

Commercial Loans.  Commercial loans totaled $30.3 million at December 31, 2019, or 2.2% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate. Commercial loans originated for investment during the year ended December 31, 2019 totaled $7.5 million, or 2.3% of all loans originated.

Our commercial loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain collateral levels must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2019, the unadvanced portion of working capital lines of credit totaled $17.0 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.

A commercial business borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower. The average outstanding commercial loan at December 31, 2019 was $238,000 and the largest outstanding balance on that date was $6.3 million.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge-offs and sales during the years indicated.

	As of or for the Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Total gross loans receivable and held for sale at beginning of year	$1,520,764	$1,441,710	$1,403,132
Real estate loans originated for investment:
Residential
One- to four-family	95,461	126,601	117,747
Multi-family	110,136	123,107	108,380
Home equity	5,804	4,613	5,430
Construction and land	59,814	66,265	2,270
Commercial real estate	49,710	58,176	61,684
Total real estate loans originated for investment	320,925	378,762	295,511
Consumer loans originated for investment	55	142	80
Commercial loans originated for investment	7,517	6,221	19,610
Total loans originated for investment	328,497	385,125	315,201

Principal repayments	(318,383)	(297,162)	(197,623)
Transfers to real estate owned	(1,052)	(545)	(2,171)
Loan principal charged-off	(179)	(84)	(1,477)
Net activity in loans held for investment	8,883	87,334	113,930

Loans originated for sale	2,853,222	2,509,827	2,458,370
Loans sold	(2,774,715)	(2,518,107)	(2,533,722)
Net activity in loans held for sale	78,507	(8,280)	(75,352)
Total gross loans receivable and held for sale at end of year	$1,608,154	$1,520,764	$1,441,710

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

Exclusive of our mortgage banking operations, we retain in our portfolio all of the loans that we originate. At December 31, 2019, WaterStone Bank was not servicing any loan it originated and subsequently sold to unrelated third parties. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

●	A loan up to $500,000 for a borrower with total outstanding loans from us of less than $500,000 can be approved by select commercial loan officers.
●	Any secured mortgage loan ranging from $500,001 to $3.0 million or any new loan to a borrower with outstanding loans from us exceeding $1.0 million must be approved by the Officer Loan Committee.
●	Any non-real estate loan ranging from $500,001 to $3.0 million or any new non-real estate loan to a borrower with outstanding loans exceeding $500,000 must be approved by the Officer Loan Committee.
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

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,985	$4,902	$4,677	$7,623	$13,888
Multi-family	667	1,309	1,007	1,427	2,553
Home equity	70	201	107	344	437
Construction and land	-	-	-	-	239
Commercial real estate	303	125	251	422	460
Commercial	-	18	26	41	27
Consumer	-	-	-	-	-
Total non-accrual loans	7,025	6,555	6,068	9,857	17,604

Real estate owned
One- to four-family	46	163	1,330	2,141	4,610
Multi-family	-	-	-	-	209
Construction and land	1,256	3,327	4,582	5,082	5,262
Commercial real estate	-	300	300	300	300
Total real estate owned	1,302	3,790	6,212	7,523	10,381
Valuation allowance at end of period	(554)	(1,638)	(1,654)	(1,405)	(1,191)
Total real estate owned, net	748	2,152	4,558	6,118	9,190

Total non-performing assets	$7,773	$8,707	$10,626	$15,975	$26,794

Total non-accrual loans to total loans, net	0.51%	0.48%	0.47%	0.84%	1.58%
Total non-accrual loans to total assets	0.35%	0.34%	0.34%	0.55%	1.00%
Total non-performing assets to total assets	0.39%	0.45%	0.59%	0.89%	1.52%

All loans that meet or exceed 90 days with respect to past due principal and interest are recognized as non-accrual. Troubled debt restructurings which are still on non-accrual status either due to being past due 90 days or greater, or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above. In addition, loans which are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower fiscal review. When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered. This process generally takes place between 60 and 90 days past contractual due dates. Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral. When a loan is determined to be uncollectible, generally coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

The following table sets forth activity in our non-accrual loans for the years indicated.

	At and for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)

Balance at beginning of year	$6,555	$6,068	$9,857	$17,604	$38,011
Additions	3,716	3,147	3,149	3,114	10,165
Transfers to real estate owned	(1,052)	(545)	(2,171)	(4,590)	(15,580)
Charge-offs	(31)	(6)	(766)	(667)	(3,809)
Returned to accrual status	(650)	(777)	(2,716)	(4,183)	(5,824)
Principal paydowns	(1,513)	(1,332)	(1,285)	(1,421)	(5,359)
Balance at end of year	$7,025	$6,555	$6,068	$9,857	$17,604

Total non-accrual loans increased by $470,000, or 7.2%, to $7.0 million as of December 31, 2019 compared to $6.6 million as of December 31, 2018.  The ratio of non-accrual loans to total loans receivable was 0.51% at December 31, 2019 compared to 0.48% at December 31, 2018.  During the year ended December 31, 2019, $1.1 million was transferred to real estate owned, $31,000 in loan principal was charged off, $1.5 million in principal payments were received and $650,000 in loans were returned to accrual status. Offsetting this activity, $3.7 million in loans were placed on non-accrual status during the year ended December 31, 2019.

Of the $7.0 million in total non-accrual loans as of December 31, 2019, $6.2 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.6 million in partial charge-offs have been recorded with respect to these loans as of December 31, 2019. Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a “non-performing” status and are disclosed as impaired loans.  In addition, specific reserves totaling $39,000 have been recorded as of December 31, 2019.  The remaining $862,000 of non-accrual loans were reviewed on an aggregate basis and $172,000 in general valuation allowance was deemed necessary related to those loans as of December 31, 2019.  The $172,000 in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of December 31, 2019 totaled $2.0 million, which represents 22.0% of total non-accrual loans as of that date.  These five loans did not have any charge-offs or require any specific valuation allowances as of December 31, 2019.

For the year ended December 31, 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $547,000.  We received $468,000 of interest payments on such loans during the year ended December 31, 2019. Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more during the years ended December 31, 2019, 2018 or 2017.

Troubled Debt Restructurings.  The following table summarizes troubled debt restructurings by the Company’s internal risk rating.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$4,018	$4,256	$5,035	$7,025	$14,436
Watch	-	2,476	47	3,112	3,103
Total troubled debt restructurings	$4,018	$6,732	$5,082	$10,137	$17,539

Troubled debt restructurings totaled $4.0 million at December 31, 2019, compared to $6.7 million at December 31, 2018. At December 31, 2019, $3.6 million of troubled debt restructurings, or 88.9%, were performing in accordance with their restructured terms. All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the consolidated financial statements. Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

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

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	At December 31,
	2019		2018
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)

One- to four-family	$2,740	$685	$2,740	$844
Multi-family	-	308	-	372
Commercial real estate	278	7	2,759	17
	$3,018	$1,000	$5,499	$1,233

The following table sets forth activity in our troubled debt restructurings for the years indicated.

	At or for the Year Ended December 31,
	2019		2018
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)
Balance at beginning of year	$5,499	$1,233	$3,077	$2,005
Additions	-	-	2,476	-
Change in accrual status	-	-	-	-
Charge-offs	-	-	-	-
Returned to contractual/market terms	-	-	(46)	-
Transferred to real estate owned	-	-	-	-
Principal paydowns	(2,481)	(233)	(8)	(772)
Balance at end of period	$3,018	$1,000	$5,499	$1,233

For the year ended December 31, 2019, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their contractual terms was $338,000.  We received $310,000 of interest payments on such loans during the year ended December 31, 2019. Interest payments received on non-accrual troubled debt restructurings are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

If a restructured loan is current in all respects and a minimum of six consecutive restructured payments have been received, it can be considered for return to accrual status.  After a restructured loan that is current in all respects reverts to contractual/market terms, if a credit department review indicates no evidence of elevated market risk, the loan is removed from the troubled debt restructuring classification. The restructured loan will be classified as a troubled debt restructuring for at least the calendar year after the modification even after returning to a contractual/market rate and accrual status.

Loan Delinquency.  The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2019	2018
	(Dollars in Thousands)

Loans past due less than 90 days	$1,833	$1,925
Loans past due 90 days or more	4,632	5,025
Total loans past due	$6,465	$6,950

Total loans past due to total loans receivable	0.47%	0.50%

Past due loans decreased by $485,000, or 7.0%, to $6.5 million at December 31, 2019 from $7.0 million at December 31, 2018.  Loans past due 90 days or more decreased by $393,000, or 7.8%, and loans past due less than 90 days decreased by $92,000, or 4.8%, during the year ended December 31, 2019.  The $485,000 decrease in loans past due was primarily due to a decrease in the multi family loans of $577,000 during the year ended December 31, 2019.

Potential Problem Loans.  We define potential problem loans as substandard loans which are still accruing interest.  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2019 and 2018 were $4.0 million and $4.5 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under generally accepted accounting principles.

Real Estate Owned.  Total real estate owned decreased by $1.4 million, or 65.2%, to $748,000 at December 31, 2019, compared to $2.2 million at December 31, 2018.  During the year ended December 31, 2019, $1.1 million was transferred from loans to real estate owned upon completion of foreclosure. During the same period, sales of real estate owned totaled $2.4 million. There were no write-downs during the year ended December 31, 2019.

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

We owned five properties at December 31, 2019, compared to 12 properties as of December 31, 2018 and 33 properties at December 31, 2017.  Habitable real estate owned is managed with the intent of attracting a lessee to generate revenue. Foreclosed properties are transferred to real estate owned at estimated net realizable value, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Year
	Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)

Balance at beginning of year	$13,249	$14,077	$16,029	$16,185	$18,706
Provision (credit) for loan losses	(900)	(1,060)	(1,166)	380	1,965
Charge-offs:
Mortgage loans
One- to four-family	125	69	1,364	1,003	3,855
Multi-family	3	14	92	489	2,281
Home equity	44	1	-	112	72
Construction and land	-	-	14	3	84
Commercial real estate	2	-	7	-	45
Consumer	5	-	-	-	3
Commercial	-	-	-	-	-
Total charge-offs	179	84	1,477	1,607	6,340
Recoveries:
Mortgage loans
One- to four-family	135	159	293	811	649
Multi-family	30	89	208	152	992
Home equity	27	26	26	36	110
Construction and land	-	40	162	72	58
Commercial real estate	25	2	1	-	40
Consumer	-	-	1	-	5
Commercial	-	-	-	-	-
Total recoveries	217	316	691	1,071	1,854

Net (recoveries) charge-offs	(38)	(232)	786	536	4,486
Allowance at end of year	$12,387	$13,249	$14,077	$16,029	$16,185

Ratios:
Allowance for loan losses to non-performing loans at end of year	176.33%	202.12%	231.99%	162.62%	91.94%
Allowance for loan losses to loans outstanding at end of year	0.89%	0.96%	1.09%	1.36%	1.45%
Net (recoveries) charge-offs to average loans outstanding	(0.00%)	(0.02%)	0.06%	0.05%	0.37%
Current year provision (credit) for loan losses to net (recoveries) charge-offs	2,368.42%	456.90%	(148.35%)	70.90%	43.80%
Net (recoveries) charge-offs to beginning of the year allowance	(0.29%)	(1.65%)	4.90%	3.31%	23.98%

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

	At December 31,
	2019			2018			2017
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real Estate:
Residential
One- to four-family	$4,907	34.60%	39.61%	$5,742	35.53%	43.34%	$5,794	34.03%	41.16%
Multi-family	4,138	42.14%	33.41%	4,153	43.29%	31.35%	4,431	44.77%	31.48%
Home equity	201	1.30%	1.62%	325	1.45%	2.45%	356	1.64%	2.53%
Construction and land	610	2.67%	4.92%	400	0.97%	3.02%	949	1.54%	6.74%
Commercial real estate	2,145	17.05%	17.32%	2,126	16.35%	16.05%	1,881	15.16%	13.36%
Commercial	372	2.18%	3.00%	483	2.38%	3.65%	656	2.84%	4.66%
Consumer	14	0.06%	0.11%	20	0.03%	0.15%	10	0.02%	0.07%
Total allowance for loan losses	$12,387	100.00%	100.00%	$13,249	100.00%	100.00%	$14,077	100.00%	100.00%

	At December 31,
	2016			2015
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential
One- to four-family	$7,164	33.35%	44.69%	$7,763	34.26%	47.96%
Multi-family	4,809	47.42%	30.00%	5,000	49.08%	30.89%
Home equity	364	1.85%	2.27%	433	2.18%	2.68%
Construction and land	1,016	1.54%	6.34%	904	1.72%	5.59%
Commercial real estate	1,951	13.53%	12.17%	1,680	10.66%	10.38%
Commercial	713	2.28%	4.45%	396	2.07%	2.45%
Consumer	12	0.03%	0.07%	9	0.03%	0.06%
Total allowance for loan losses	$16,029	100.00%	100.00%	$16,185	100.00%	100.00%

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

The allowance for loan losses has been determined in accordance with generally accepted accounting principals (GAAP). We are responsible for the timely and periodic determination of the amount of the allowance required. Any future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management's knowledge, all probable losses have been provided for in the allowance for loan losses.

The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the appropriateness of the allowance, which ultimately may or may not be correct. Higher than anticipated rates of loan default would likely result in a need to increase provisions in future years.

At December 31, 2019, the allowance for loan losses was $12.4 million, compared to $13.2 million at December 31, 2018.  As of December 31, 2019, the allowance for loan losses to total loans receivable was 0.89% and  176.33% of non-performing loans, compared to 0.96%, and 202.12%, respectively at December 31, 2018.  The decrease in the allowance for loan losses during the year ended December 31, 2019 reflects a continued stabilization in the quality of the loan portfolio and continued improvement in the overall risk profile of the loan portfolio.

Net recoveries totaled $38,000, or less than 0.01% of average loans for the year ended December 31, 2019, compared to net recoveries $232,000, or 0.02% of average loans for the year ended December 31, 2018.  The $194,000 decrease in net recoveries was primarily the result of an increase in charge-offs in the one- to four-family and home equity loan categories offset primarily by an increase in recoveries for the commercial real estate loan category.  Net recoveries related to loans secured by one- to four-family residential loans decreased $80,000, to $10,000 in net recoveries for year ended December 31, 2019, as compared to net recoveries of $90,000 for the year ended December 31, 2018.  Net recoveries related to loans secured by multi-family loans decreased $48,000 to net recoveries of $27,000 for year ended December 31, 2019, as compared to net recoveries of $75,000 for the year ended December 31, 2018.  Net charge-offs related to loans secured by home equity loans increased $42,000, to net charge-offs of $17,000 for year ended December 31, 2019, as compared to net recoveries of $25,000 for the year ended December 31, 2018. Net recoveries related to loans secured by construction and land loans decreased $40,000 to no net recoveries for year ended December 31, 2019, as compared to recoveries of $40,000 for the year ended December 31, 2018. Partially offsetting the increases in net charge-offs, net recoveries related to loans secured by commercial real estate loans increased $21,000, to net recoveries of $23,000 for year ended December 31, 2019, as compared to net recoveries of $2,000 for the year ended December 31, 2018.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate single-family residential mortgage loans for sale in the secondary market through Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originated $2.92 billion in mortgage loans held for sale during the year ended December 31, 2019, which was an volume increase of $324.5 million, or 12.5%, from the $2.60 billion originated during the year ended December 31, 2018.   The increase in loan production volume was driven by a 122.9% volume increase in refinance products and 1.0% increase in mortgage purchase products.  Total mortgage banking income increased $11.5 million, or 9.9%, to $126.9 million during the year ended December 31, 2019 compared to $115.4 million during the year ended December 31, 2018. Offsetting the increase in the volume of loans originated and sold, gross margin on those loans originated and sold decreased approximately 1.9% for the year ended December 31, 2019 compared to December 31, 2018.  Gross margin on those loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our gross margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 81.4% of total originations during the year ended December 31, 2019, compared to 90.6% of total originations during the year ended December 31, 2018.  The mix of loan type trended towards more governmental loans and less conventional loans comprising 30.5% and 69.5% of all loan originations, respectively, during the year ended December 31, 2019, compared to 30.3% and 69.7% of all loan originations, respectively, during the year ended December 31, 2018.

Investment Activities

Wauwatosa Investments, Inc. is WaterStone Bank’s investment subsidiary headquartered in the State of Nevada.  Wauwatosa Investments, Inc. manages the back office function for WaterStone Bank’s investment portfolio. Our Chief Financial Officer and Treasury Officer are responsible for executing purchases and sales in accordance with our investment policy and monitoring the investment activities of Wauwatosa Investments, Inc. The investment policy is reviewed annually by management and changes to the policy are recommended to and subject to the approval of WaterStone Bank's board of directors. Authority to make investments under the approved investment policy guidelines is delegated by the board to designated employees. While general investment strategies are developed and authorized by management, the execution of specific actions rests with the Chief Financial Officer and Treasury Officer who may act jointly in performing security trades. The Chief Financial Officer and Treasury Officer are responsible for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment. The Chief Financial Officer and the Treasury Officer are authorized to execute investment transactions (purchases and sales) without the prior approval of the board provided they are within the scope of the established investment policy.

Our investment policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions are based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.

 Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the years ended December 31, 2019 and 2018, no investment securities were sold. During the year ended December 31, 2017, one municipal security with a total book value of $555,000 was sold at a loss of $107,000.

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

At December 31, 2019, mortgage-backed securities totaled $34.2 million. The mortgage-backed securities portfolio had a weighted average yield of 2.59% and a weighted average remaining life of 4.6 years at December 31, 2019. The estimated fair value of our mortgage-backed securities portfolio at December 31, 2019 was $377,000 greater than the amortized cost of $33.8 million. Mortgage-backed securities valued at $1.2 million were pledged as collateral for mortgage banking activities as of December 31, 2019. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest. The relatively short weighted average remaining life of our mortgage-backed security portfolio mitigates our potential risk of loss in a rising interest rate environment.

At December 31, 2019, collateralized mortgage obligations totaled $81.8 million. At December 31, 2019, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.  The collateralized mortgage obligations portfolio had a weighted average yield of 2.64% and a weighted average remaining life of 3.1 years at December 31, 2019. The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2019 was $522,000 greater than the amortized cost of $81.2 million. Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest. The relatively short weighted average remaining life of our collateralized mortgage obligation portfolio mitigates our potential risk of loss in a rising interest rate environment.

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our investment policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  We regularly monitor the credit quality of this portfolio.  At December 31, 2019, our municipal obligations portfolio totaled $53.7 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 3.10% at December 31, 2019, with a weighted average remaining life of 4.3 years.  The estimated fair value of our municipal obligations bond portfolio at December 31, 2019 was $1.8 million greater than the amortized cost of $51.9 million.

As of December 31, 2019, the Company identified one municipal security that was deemed to be other-than-temporarily impaired.  The security was issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company’s analysis of the security in this municipality resulted in $77,000 in credit losses that were charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of December 31, 2019, the remaining impaired bond had an amortized cost of $116,000 and a total life-to-date impairment of $94,000.

Other Debt Securities.  As of December 31, 2019, we held other debt securities with a fair value of $8.9 million and amortized cost of $10.0 million.  Other debt securities consists of one corporate bond. The weighted average yield on this portfolio was 1.39% at December 31, 2019, with a weighted average remaining life of 10.3 years.  We regularly monitor the credit quality of this portfolio.

Investment Securities Portfolio.

The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2019		2018		2017
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Securities available for sale:

Mortgage-backed securities	$33,773	$34,150	$42,105	$41,631	$57,351	$57,435
Collateralized mortgage obligations
Government sponsored enterprise issued	81,232	81,754	75,923	74,955	61,313	60,500
Government sponsored enterprise bonds	-	-	-	-	2,500	2,497
Municipal obligations	51,898	53,692	55,242	55,948	62,516	63,769
Other debt securities	10,000	8,880	15,002	13,186	15,005	14,525
Certificates of deposit	-	-	-	-	980	981
Total securities available for sale	$176,903	$178,476	$188,272	$185,720	$199,665	$199,707

The following table sets forth, by issuer, the amortized cost and estimated fair value of our investments in a single issuer, as of December 31, 2019, that exceeded 10% of our stockholders’ equity as of that date.

	At December 31, 2019
	Amortized Cost	Fair Value
	(In Thousands)

Fannie Mae	$67,644	$68,166
Freddie Mac	39,549	39,874

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2019 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Securities available for sale:
Mortgage-backed securities	$1,311	2.97%	$25,606	2.47%	$1,472	2.75%	$5,384	3.03%	$33,773	2.59%
Collateralized mortgage obligations
Government sponsored enterprise issued	815	2.24%	76,309	2.63%	4,108	2.79%	-	-	81,232	2.64%
Municipal obligations	3,449	2.18%	33,200	2.94%	14,615	3.71%	634	5.51%	51,898	3.10%
Other debt securities	-	-	-	-	-	-	10,000	1.39%	10,000	1.39%
Total securities available for sale	$5,575	2.38%	$135,115	2.68%	$20,195	3.45%	$16,018	2.10%	$176,903	2.70%

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

Deposits.  A majority of our depositors are persons or businesses who work, reside, or are located in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. As of December 31, 2019, certificates of deposit comprised 69.3% of total customer deposits, and had a weighted average cost of 2.18% on that date. Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Development of our branch network and expansion of our commercial products and services and aggressively seeking lower cost savings, checking and money market accounts are expected to result in decreased reliance on higher-cost certificates of deposit.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2019 and December 31, 2018, $739.8 million and $735.9 million of our deposit accounts were certificates of deposit, of which $665.7 million and $472.5 million, respectively, had remaining maturities of one year or less.

Deposits increased by $29.3 million, or 2.8%, from December 31, 2018 to December 31, 2019. The increase in deposits was the result of a $25.4 million, or 8.4%, increase in total transaction accounts and a $3.9 million, or 0.5% increase in time deposits.  The Company had no deposits obtained directly from brokers as of December 31, 2019 and December 31, 2018.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2019			2018			2017
		Average	Ending Weighted		Average	Ending Weighted		Average	Ending Weighted
	Average	Cost of	Average	Average	Cost of	Average	Average	Cost of	Average
	Balance	Funds	Yield	Balance	Funds	Yield	Balance	Funds	Yield
	(Dollars in Thousands)
Deposit type:
Demand deposits	$90,497	0.00%	0.00%	$96,648	0.00%	0.00%	$89,785	0.00%	0.00%
NOW accounts	36,926	0.09%	0.07%	37,388	0.09%	0.07%	36,716	0.08%	0.08%
Savings and escrow	72,872	0.05%	0.04%	77,454	0.04%	0.04%	78,788	0.04%	0.04%
Money market	125,155	0.97%	1.05%	95,306	0.60%	0.38%	92,519	0.40%	0.31%
Total transaction accounts	325,450	0.39%	0.47%	306,796	0.21%	0.15%	297,808	0.14%	0.12%

Certificates of deposit	737,397	2.17%	2.18%	709,102	1.55%	2.01%	671,982	1.09%	1.31%
Total deposits	$1,062,847	1.62%	1.65%	$1,015,898	1.15%	1.46%	$969,790	0.80%	0.96%

At December 31, 2019, the aggregate balance of certificates of deposit of $100,000 or more was $299.6 million. The following table sets forth the maturity of those certificates at December 31, 2019.

(In Thousands)
Due in:
Three months or less	$61,876
Over three months through six months	56,942
Over six months through 12 months	152,154
Over 12 months	28,589

Total	$299,561

Borrowings.  Our borrowings at December 31, 2019 consisted of $470.0 million in advances from the Federal Home Loan Bank of Chicago and $13.6 million outstanding balance in short-term repurchase agreements used to fund loans held for sale. The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2019	2018	2017
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of year	$483,562	$435,046	$386,285
Weighted average interest rate at the end of year	2.11%	2.01%	1.57%
Maximum amount of borrowings outstanding at any month end during the year	$519,396	$451,132	$498,103
Average balance outstanding during the year	$484,801	$427,301	$403,163
Weighted average interest rate during the year	2.12%	1.85%	2.14%

Personnel

As of December 31, 2019, we had 824 full-time equivalent employees.  A total of 197 are WaterStone Bank employees and 627 are employees of Waterstone Mortgage Corporation.  Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.
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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions. At December 31, 2019, WaterStone Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

In addition, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2019, WaterStone Bank maintained 86.7% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

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

The Federal Deposit Insurance Corporation imposes an assessment against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with less risky institutions paying lower rates.  Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital.  The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.  The existing system represents a change, required by the Dodd-Frank Act, from  the Federal Deposit Insurance Corporation’s prior practice of basing the assessment on an institution’s aggregate deposits.

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

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At December 31, 2019, WaterStone Bank’s capital to assets ratio, as calculated under Wisconsin law, was 17.15%.

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

Legislation enacted in May 2018 required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish an optional “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets.  Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements.  The federal regulators issued a final rule, effective January 1, 2020, that set the elective community bank leverage ratio at 9% tier 1 capital to average total consolidated assets.

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

At December 31, 2019, WaterStone Bank was considered well-capitalized with a common equity Tier 1 ratio of 22.05%, Tier 1 leverage ratio of 17.11%, a Tier 1 risk-based ratio of 22.05% and a total risk based capital ratio of 22.85%.

The previously referenced final rule that establishes an elective community bank leverage ratio provides that a qualifying institution whose tier 1 capital equals or exceeds the specified community bank leverage ratio and opts into that framework will be considered well capitalized for prompt corrective action purposes.

Banking regulators addressed the regulatory capital treatment of credit loss allowance under Accounting Standard Update (ASU) No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (CECL) methodology by allowing banking organizations an option to phase in the day-one regulatory capital effects. See Note 1 for the section "Recent Accounting Pronouncements" for additional information regarding the adoption of this standard.

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

Liquidity and Reserves
Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At December 31, 2019, WaterStone Bank’s Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the United States Government, United States Government agencies, or the state of Wisconsin or a subdivision thereof, and cash. At December 31, 2019, WaterStone Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2019, a depository institution was required to maintain average daily reserves equal to 3% on the first $124.2 million of transaction accounts, plus 10% of that portion of total transaction accounts in excess of $124.2 million. The first $16.3 million of otherwise reservable balances  was exempt from the reserve requirements. These percentages and threshold limits are subject to annual adjustment by the Federal Reserve Board and increased to a threshold of $127.5 million and an exemption of $16.3 million for 2020. As of December 31, 2019, WaterStone Bank met its Regulation D reserve requirements.

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

An exception to the requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank. Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences. Effective April 1, 2006, this program was discontinued for new loan originations. Under the terms of the discontinued program, the employee interest rate is based on the Bank’s cost of funds on December 31st of the immediately preceding year and is adjusted annually. At December 31, 2019, the rate of interest on an employee rate mortgage loan was 1.62%, compared to the weighted average rate of 4.54% on all single family mortgage loans. This rate increased to 1.73% effective March 1, 2020. Employee rate mortgage loans totaled $1.0 million, or 0.3%, of our single family residential mortgage loan portfolio on December 31, 2019.

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

WaterStone Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $21.1 million at December 31, 2019.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At December 31, 2019, WaterStone Bank had $470.0 million in advances from the Federal Home Loan Bank of Chicago.

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

The Dodd-Frank Act required the Federal Reserve Board to impose upon bank and savings and loan holding companies consolidated regulatory capital requirements that are equally stringent as those applicable to the subsidiary depository institutions.  However, legislation enacted in May 2018 required the Federal Reserve Board to raise the asset size threshold of its “small holding company” exception to the applicability of consolidated holding company capital requirements from $1 billion to $3 billion.  That change became effective in 2018.  Consequently, holding companies with less than $3 billion of consolidated assets, such as Waterstone Financial, are generally not subject to the requirements unless otherwise advised by the Federal Reserve Board.

The Dodd-Frank Act extended the "source of strength" doctrine to savings and loan holding companies. The Federal Reserve Board promulgated regulations implementing the "source of strength" policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a proposed dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff, to provide opportunity for supervisory review and possible objection, prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Waterstone Financial to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Holding Company Dividends

Waterstone Financial will not be permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established by Waterstone Financial in connection with the conversion.  The source of dividends will depend on the net proceeds retained by Waterstone Financial and earnings thereon, and dividends from WaterStone Bank.  In addition, Waterstone Financial will be subject to relevant state corporate law limitations and federal bank regulatory policy on the payment of dividends. Maryland law, which is the state of Waterstone Financial’s incorporation, generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

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

Federal and State Taxation

Federal Taxation

General.  Waterstone Financial and subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Waterstone Financial and subsidiaries constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Waterstone Financial or WaterStone Bank.  The Company is no longer subject to federal tax examinations for years before 2016.

Method of Accounting.  For federal income tax purposes, Waterstone Financial currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2019, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Waterstone Financial is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2019, our total federal pre-base year bad debt reserve was approximately $16.7 million.

Corporate Dividends-Received Deduction.  Waterstone Financial may exclude from its federal taxable income 100% of dividends received from WaterStone Bank as a wholly-owned subsidiary by filing consolidated tax returns.  The corporate dividends-received deduction is 65% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation.  The dividends-received deduction is 50% when the corporation receiving the dividend owns less than 20% of the distributing corporation.

State Taxation

The Company is subject to primarily the Wisconsin corporate franchise (income) tax and taxation in a number of states due primarily to the operations of the mortgage banking segment.  Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable incomes of the members of our consolidated income tax group.

The Company is no longer subject to state income tax examinations by certain state tax authorities for years before 2015.

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
If we are required to repurchase mortgage loans that we have previously sold, it could negatively affect our earnings.

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

We are currently a defendant in multiple lawsuits alleging that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act. Although we intend to vigorously defend our interests in this matter and pursue all possible defenses against the claims, we may ultimately be required to pay significant damages and attorney fees, which would adversely affect our financial condition and results of operations. See Note 14 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to consolidated financial statements for additional information.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for us for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any resulting increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our results of operations and financial condition. See Note 1 for the section "Recent Accounting Pronouncements" for additional information regarding the adoption of this standard.

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

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021.  The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere.  At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings.  Our adjustable-rate mortgage loans are generally tied to the LIBOR.  If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

Our securities portfolio may be impacted by fluctuations in fair value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in fair value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  The declines in fair value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services.  External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

We operate from our corporate center, our 13 full-service banking offices, our drive-through office and 13 automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin. In addition, we operate a loan production office in Minneapolis, Minnesota. The net book value of our premises, land, equipment and leasehold improvements was $25.0 million at December 31, 2019. The following table sets forth information with respect to our corporate center and our full-service banking offices as of December 31, 2019.

Corporate Center 11200 West Plank Court Wauwatosa, Wisconsin 53226	Wauwatosa 7500 West State Street Wauwatosa, Wisconsin 53213	Brookfield (1) 17495 W Capitol Dr. Brookfield, Wisconsin 53045

Franklin/Hales Corners 6555 South 108th Street Franklin, Wisconsin 53132	Germantown/Menomonee Falls W188N9820 Appleton Avenue Germantown, Wisconsin 53022	Oak Creek 6560 South 27th Street Oak Creek, Wisconsin 53154

Oconomowoc/Lake Country (1) 1233 Corporate Center Drive Oconomowoc, Wisconsin 53066	Pewaukee 1230 George Towne Drive Pewaukee, Wisconsin 53072	Waukesha/Brookfield 21505 East Moreland Blvd. Waukesha, Wisconsin 53186

West Allis/Greenfield Avenue 10101 West Greenfield Avenue West Allis, Wisconsin 53214	Fox Point/North Shore 8607 North Port Washington Road Fox Point, Wisconsin 53217	Greenfield/Loomis Road 5000 West Loomis Road Greenfield, Wisconsin 53220

West Allis/National Avenue 10296 West National Avenue West Allis, Wisconsin 53227	Oak Creek/Howell Avenue 8780 South Howell Avenue Oak Creek, Wisconsin 53154	Commercial Real Estate Loan Production Office (1) 333 Washington Avenue North Suite 304 Minneapolis, Minnesota 55401
(1)	Leased property

In addition to our banking offices, as of December 31, 2019, Waterstone Mortgage Corporation had 10 offices in each of Wisconsin and Florida, eight offices in New Mexico, three offices in each of Delaware, Illinois, Minnesota, and Virginia, two offices in each of Arizona, Colorado, Maryland, Missouri, Ohio, Oklahoma, Oregon, and Virginia, and one office in each of Arkansas, California, Georgia, Idaho, Iowa, Michigan, New Hampshire, North Carolina and Pennsylvania.

Item 3.   Legal Proceedings

See Note 14 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to consolidated financial statements for additional information.

Item 4.   Mine Safety Disclosures

Not applicable.

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Our shares of common stock are traded on the NASDAQ Global Select Market® under the symbol WSBF.  The approximate number of shareholders of record of Waterstone common stock as of February 28, 2020 was 1,400.  On that same date there were 26,889,750 shares of common stock issued and outstanding.

Following are the Company's monthly common stock repurchases during the fourth quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
October 1, 2019 - October 31, 2019	2,350	$16.93	2,350	1,348,450
November 1, 2019 - November 30, 2019	-	-	-	1,348,450
December 1, 2019 - December 31, 2019	-	-	-	1,348,450

Total	2,350	$16.93	2,350	1,348,450

(a) On May 30, 2019, the Board of Directors announced the completion of the then-existing stock repurchase plan and authorized the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the SNL Thrift NASDAQ Index and the Russell 2000. The graph assumes $100 was invested on December 31, 2014, in Waterstone Financial, Inc. common stock and each of those indices.

Waterstone Financial, Inc.

Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Waterstone Financial, Inc.	100.00	108.87	144.52	141.03	146.68	176.63
SNL Thrift NASDAQ index	100.00	114.27	145.28	143.89	125.58	152.22
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49

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

	At or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(In Thousands, except per share amounts)

Selected Financial Condition Data:
Total assets	$1,996,347	$1,915,381	$1,806,401	$1,790,619	$1,762,729
Cash and cash equivalents	74,300	86,101	48,607	47,217	100,471
Securities available for sale	178,476	185,720	199,707	226,795	269,658
Loans held for sale	220,123	141,616	149,896	225,248	166,516
Loans receivable	1,388,031	1,379,148	1,291,814	1,177,884	1,114,934
Allowance for loan losses	12,387	13,249	14,077	16,029	16,185
Loans receivable, net	1,375,644	1,365,899	1,277,737	1,161,855	1,098,749
Real estate owned, net	748	2,152	4,558	6,118	9,190
Deposits	1,067,776	1,038,495	967,380	949,411	893,361
Borrowings	483,562	435,046	386,285	387,155	441,203
Total shareholders' equity	393,686	399,679	412,104	410,690	391,930

Selected Operating Data:
Interest income	$79,741	$73,700	$67,095	$63,736	$61,963
Interest expense	27,544	19,523	16,362	20,292	23,119
Net interest income	52,197	54,177	50,733	43,444	38,844
Provision for loan losses	(900)	(1,060)	(1,166)	380	1,965
Net interest income after provision for loan losses	53,097	55,237	51,899	43,064	36,879
Noninterest income	130,750	118,199	124,413	126,365	104,474
Noninterest expense	136,273	133,156	131,879	127,435	115,534
Income before income taxes	47,574	40,280	44,433	41,994	25,819
Provision for income taxes	11,671	9,526	18,469	16,462	9,249

Net income	$35,903	$30,754	$25,964	$25,532	$16,570

Per common share:
Income per share - basic	$1.38	$1.12	$0.95	$0.94	$0.57
Income per share - diluted	$1.37	$1.11	$0.93	$0.93	$0.56
Book value	$14.50	$14.04	$13.97	$13.95	$13.33
Dividends declared	$0.98	$0.98	$0.98	$0.33	$0.20

	At or for the Year Ended December 31,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	1.82%	1.64%	1.43%	1.45%	0.94%
Return on average equity	9.14	7.60	6.32	6.33	3.99
Interest rate spread (1)	2.44	2.75	2.69	2.27	1.91
Net interest margin (2)	2.83	3.09	3.00	2.64	2.36
Noninterest expense to average assets	6.91	7.12	7.29	7.24	6.58
Efficiency ratio (3)	74.49	77.25	75.30	75.05	80.61
Average interest-earning assets to average interest-bearing liabilities	126.40	130.14	131.86	130.56	131.54
Dividend payout ratio (4)	71.01	87.50	103.16	27.66	35.20

Capital Ratios:
Waterstone Financial, Inc.:
Equity to total assets at end of period	19.72%	20.87%	22.81%	22.94%	22.23%
Average equity to average assets	19.91	21.63	22.70	22.90	23.62
Total capital to risk-weighted assets	26.17	28.22	30.75	32.23	33.41
Tier 1 capital to risk-weighted assets	25.37	27.32	29.74	31.02	32.16
Common equity tier 1 capital to risk-weighted assets	25.37	27.32	29.74	31.02	32.16
Tier 1 capital to average assets	19.69	21.06	22.43	23.20	22.20
WaterStone Bank:
Total capital to risk-weighted assets	22.85	26.95	28.93	29.50	30.92
Tier I capital to risk-weighted assets	22.05	26.05	27.92	28.29	29.67
Common equity tier 1 capital to risk-weighted assets	22.05	26.05	27.92	28.29	29.67
Tier I capital to average assets	17.11	20.08	21.10	21.17	20.45

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.89%	0.96%	1.09%	1.36%	1.45%
Allowance for loan losses as a percent of non-performing loans	176.33	202.12	231.99	162.62	91.94
Net (recoveries) charge-offs to average outstanding loans during the period	0.00	(0.02)	0.06	0.05	0.37
Non-performing loans as a percent of total loans	0.51	0.48	0.47	0.84	1.58
Non-performing assets as a percent of total assets	0.39	0.45	0.59	0.89	1.52

Other Data:
Number of full-service banking offices	13	11	11	11	11
Number of full-time equivalent employees	824	888	927	895	770

(1)  Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)  Represents net interest income as a percent of average interest-earning assets.
(3)  Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)  Represents dividends paid per share divided by basic earnings per share.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Annual Report on Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the years ended December 31, 2019, compared to the year ended December 2018, and the financial condition as of December 31, 2019 compared to the financial condition as of December 31, 2018.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the year ended December 31, 2019, compared the year ended December 31, 2018, which focuses on noninterest income and noninterest expenses.  We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

For a discussion of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2018 Form 10-K, filed with the SEC on March 6, 2019.

Significant Items

Earnings comparisons among the three years ended December 31, 2019, 2018, and 2017 were impacted by the Significant Items summarized below.

There were no Significant Items during the year ended December 31, 2019 or 2018.

As a result of The Tax Cuts and Jobs Act, the Company revalued its net deferred tax asset to reflect the reduction in its federal corporate income tax rate from 35% to 21%. This revaluation resulted in a one-time income tax expense of approximately $2.7 million for the year ended December 31, 2017.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.

Allowance for Loan Losses. WaterStone Bank establishes valuation allowances on loans deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that WaterStone Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral (specific component).  WaterStone Bank recognizes the change in present value of expected future cash flows on impaired loans attributable to the passage of time as bad debt expense.  On an ongoing basis, at least quarterly for financial reporting purposes, the fair value of collateral dependent impaired loans and real estate owned is determined or reaffirmed by the following procedures:

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

Comparison of Consolidated Waterstone Financial, Inc. Financial Condition at December 31, 2019 and at December 31, 2018

Total Assets.  Total assets increased by $81.0 million, or 4.2%, to $2.00 billion at December 31, 2019 from $1.92 billion at December 31, 2018.  The increase in total assets primarily reflects an increase in loans held for sale, loans receivable, and right-of-use assets due to the adoption of the new lease accounting standard; partially offset by decreases in cash and cash equivalents and securities available for sale. The total assets increase reflects liability increases in deposits, additional short-term and long-term debt, and lease liabilities due to the adoption of the new lease accounting standard.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $11.8 million to $74.3 million at December 31, 2019 from $86.1 million at December 31, 2018.  The decrease in cash and cash equivalents primarily reflects the use of cash to fund loans held for sale, fund loans held for investment, pay dividends, and repurchase shares since December 31, 2018. Offsetting the decreases, cash and cash equivalents increased due to additional deposits and long-term FHLB borrowings along with a decrease in securities available for sale.

Securities Available for Sale. Securities available for sale decreased by $7.2 million to $178.5 million at December 31, 2019 from $185.7 million at December 31, 2018.  The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases during the year.

Loans Held for Sale.  Loans held for sale increased $78.5 million, or 55.4%, to $220.1 million at December 31, 2019 from $141.6 million at December 31, 2018.  The increase was due primarily to the production increase of refinance products, which was driven by the reduction in mortgage rates compared to the end of last year.

Loans Receivable.  Loans receivable held for investment increased $8.9 million, or 0.6%, to $1.39 billion at December 31, 2019. The increase in total loans receivable was primarily attributable to increases in the construction and land, commercial real estate, and consumer loan categories.  Offsetting those increases, the one- to four-family, multi-family, home equity, and commercial categories decreased.

Allowance for Loan Losses.  The allowance for loan losses decreased $862,000 to $12.4 million at December 31, 2019 from $13.2 million at December 31, 2018.  The decrease resulted from a negative provision due to the improvement of key loan quality metrics decreasing the required allowance related to the loans collectively reviewed. The overall decrease was primarily related to the one- to four-family, multi-family, home equity, and commercial categories offset slightly by an increase to the construction and land and commercial real estate categories.  See Note 3 for further discussion on the allowance for loan losses.

Federal Home Loan Bank Stock. Total Federal Home Loan Bank stock increased $1.8 million to $21.1 million at December 31, 2019.  The increase reflects the ownership requirements in conjunction with the additional FHLB borrowings.

Cash Surrender Value of Life Insurance.  Total cash surrender value of life insurance increased $2.1 million, to $69.7 million at December 31, 2019.  The increase related to continued earnings and annual premiums paid.

Real Estate Owned.  Total real estate owned decreased by $1.4 million, or 65.2%, to $748,000 at December 31, 2019, compared to $2.2 million at December 31, 2018.  During the year ended December 31, 2019, $1.1 million was transferred from loans to real estate owned upon completion of foreclosure. During the same period, sales of real estate owned totaled $2.4 million. There were no write-downs during the year ended December 31 2019.

Prepaid Expenses and Other Assets.  Total prepaid expenses and other assets increased $8.7 million to $31.2 million at December 31, 2019. The increase was primarily due to recording the right-of-use asset for operating leases, as a result of adopting the new lease accounting standard, along with an increase in funding receivables, for loans sold, from investors.

Deposits.  Deposits increased by $29.3 million to $1.07 billion at December 31, 2019, from $1.04 billion at December 31, 2018. The increase was driven by an increase of $34.4 million in money market and savings deposits and $3.9 million in time deposits offset by a decrease of $9.0 million in demand deposits.

Borrowings.  Total borrowings increased $48.5 million to $483.6 million at December 31, 2019, from $435.0 million at December 31, 2018.  The community banking segment borrowed a total of $40.0 million additional long term borrowings to fund loan growth. External short term borrowings at the mortgage banking segment increased a total of $8.5 million at December 31, 2019 from December 31, 2018 to fund loans held for sale.

Other Liabilities.  Other liabilities increased $9.3 million to $47.1 million at December 31, 2019 compared to December 31, 2018. Other liabilities primarily increased due to operating lease liabilities being added to the statements of financial condition as a result of adopting the new lease accounting standard.

Shareholders’ Equity.  Shareholders’ equity decreased by $6.0 million, or 1.5%, to $393.7 million at December 31, 2019 from $399.7 million at December 31, 2018. Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend and the repurchase of stock.  Partially offsetting the decreases were increases from net income, stock options exercised, the increase in the fair value of the securities portfolio, and unearned ESOP shares as they continue to vest.

Comparison of Community Banking Segment Operations for the Years Ended December 31, 2019 and 2018

Net income from our community banking segment for the year ended December 31, 2019 totaled $24.6 million compared to $24.9 million for the year ended December 31, 2018.  Net interest income decreased $927,000 to $54.0 million for the year ended December 31, 2019 compared to $54.9 million for the year ended December 31, 2018. Net interest income decreased due to an increase in interest expense as deposits and borrowings repriced at higher rates.  Partially offsetting the increase in interest expense, interest income increased primarily due to increases in average loan balances and loan rates.

Provision for loan losses was a negative provision of $1.1 million for the year ended December 31, 2019 compared to a negative provision of $1.2 million for the year ended December 31, 2018.

Noninterest income increased $721,000 for the year ended December 31, 2019 primarily due to increases in loan and deposit fees and cash surrender value of life insurance offset by a decrease in other income. The loan fees increased primarily due to increased prepayment penalties and loan fees associated with interest rate swaps related to current year originations. Cash surrender value of life insurance increased as the earnings rate increased slightly.  Other income decreased primarily due to a decrease in rental income.

Compensation, payroll taxes, and other employee benefits expense decreased $190,000 due primarily to decreases in health insurance and lower stock based compensation expenses offset primarily by increases in salaries expense and variable compensation. Occupancy, office furniture, and equipment increased due primarily to increased depreciation expense, snow removal, maintenance and repair expense, and computer supplies. Advertising expense increased in order to promote our deposit products.  Data processing expenses increased due primarily to increased investments in technology. Professional fees decreased as consulting activity related to retail staff training decreased from 2018. Real estate owned expense decreased as there was a decrease in writedowns and decrease in management expense offset by a decrease in gain on sale of real estate owned. Other noninterest expense decreased primarily from the FDIC assessing credits for insurance.

Income tax expense increased $23,000 to $7.3 million for the year ended December 31, 2019. The increase was primarily due to a lower permanent deductions from tax-fee municipal bonds. Additionally, the Company recognized a lower benefit related to stock awards exercised for the year ended December 31, 2019. Offsetting the increases, pre-tax income decreased $274,000.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2019 and 2018

Net income from our mortgage banking segment increased $5.4 million to $11.2 million for the year ended December 31, 2019 compared to $5.8 million for the year ended December 31, 2018.  We originated $2.92 billion in mortgage loans held for sale during the year ended December 31, 2019, which was an increase of $324.5 million, or 12.5%, from the $2.60 billion originated during the year ended December 31, 2018.  The increase in loan production volume was driven by a 122.9% volume increase in refinance products and 1.0% volume increase in mortgage purchase products.  Total mortgage banking income increased $11.5 million, or 9.9%, to $126.9 million during  the year ended December 31, 2019 compared to $115.4 million during the year ended December 31, 2018.  Gross margin on loans originated and sold decreased approximately 1.9% for the year ended December 31, 2019  Gross margin on those loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  The gross margin on those loans originated and sold compression reflects a higher mix of refinance products which generally yield a lower margin, and industry dynamics, as price-based competition has escalated to maintain market share. We sell loans on both a servicing-released and a servicing retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 81.4% of total originations during the year ended December 31, 2019, compared to 90.6% of total originations during the year ended December 31, 2018.   The mix of loan type trended towards more governmental loans and less conventional loans comprising 30.5% and 69.5% of all loan originations, respectively, during the year ended December 31, 2019, compared to 30.3% and 69.7% of all loan originations, respectively, during the year ended December 31, 2018.

There were no sales of mortgage servicing rights during the year ended December 31, 2019.  During the year ended December 31, 2018, mortgage servicing rights related to $148.7 million in loans receivable with a book value of $1.0 million were sold at a gain of $417,000.

Total compensation, payroll taxes and other employee benefits increased $4.2 million, or 5.3%, to $84.2 million for the year ended December 31, 2019 compared to $80.0 million for the year ended December 31, 2018.  The increase primarily related to increased commission expense, branch manager pay, and health insurance expense.  Offsetting those increases, salary decreased as we closed underperforming branches over the past year.  Occupancy, office furniture, and equipment expense decreased due to lower rent expense with the closing of underperforming branches. Advertising, communications, lower processing expenses, and other noninterest expenses decreased. Other noninterest expense decreased primarily due to a lower provision for branch losses. Data processing, real estate owned expense, and professional fees increased due primarily to new contracts, managing one real estate owned property, and ongoing litigation expenses.

Waterstone Mortgage Corporation originates loans in various states. The states where we originate greater than 10% of total activity are Florida and New Mexico.

Comparison of Consolidated Waterstone Financial, Inc. Results of Operations for the Years Ended December 31, 2019 and 2018

	Years Ended December 31,
	2019	2018
	(Dollars in Thousands, except per share amounts)

Net income	$35,903	30,754
Earnings per share - basic	1.38	1.12
Earnings per share - diluted	1.37	1.11
Return on average assets	1.82%	1.64%
Return on average equity	9.14%	7.60%

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

	Years Ended December 31,
	2019			2018			2017
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable and held for sale (1)	$1,546,249	72,235	4.67%	$1,463,730	66,966	4.58%	$1,369,072	60,824	4.44%
Mortgage related securities (2)	113,659	2,978	2.62%	110,136	2,648	2.40%	123,972	2,646	2.13%
Debt securities, federal funds sold and short-term investments (2)(3)	181,897	4,826	2.65%	178,594	4,399	2.46%	198,962	4,317	2.17%
Total interest-earning assets	1,841,805	80,039	4.35%	1,752,460	74,013	4.22%	1,692,006	67,787	4.01%
Noninterest-earning assets	131,168			118,737			118,228
Total assets	$1,972,973			$1,871,197			$1,810,234
Interest-bearing liabilities:
Demand accounts	$36,926	33	0.09%	$37,388	33	0.09%	$36,716	28	0.08%
Money market, savings, and escrow accounts	198,027	1,247	0.63%	172,760	599	0.35%	171,307	401	0.23%
Time deposits	737,397	15,998	2.17%	709,102	10,995	1.55%	671,982	7,310	1.09%
Total interest-bearing deposits	972,350	17,278	1.78%	919,250	11,627	1.26%	880,005	7,739	0.88%
Borrowings	484,801	10,266	2.12%	427,301	7,896	1.85%	403,163	8,623	2.14%
Total interest-bearing liabilities	1,457,151	27,544	1.89%	1,346,551	19,523	1.45%	1,283,168	16,362	1.28%

Noninterest-bearing liabilities
Non-interest bearing deposits	90,497			96,648			89,785
Other non-interest bearing liabilities	32,594			23,168			26,345
Total non-interest bearing liabilities	123,091			119,816			116,130
Total liabilities	1,580,242			1,466,367			1,399,298
Equity	392,731			404,830			410,936
Total liabilities and equity	$1,972,973			$1,871,197			$1,810,234
Net interest income / Net interest rate spread (4)		52,495	2.46%		54,490	2.77%		51,425	2.73%
Less: taxable equivalent adjustment		298	0.02%		313	0.02%		692	0.04%
Net interest income / Net interest rate spread, as reported		52,197	2.44%		54,177	2.75%		50,733	2.69%
Net interest-earning assets (5)	$384,654			$405,909			$408,838
Net interest margin (6)			2.83%			3.09%			3.00%
Tax equivalent effect			0.02%			0.02%			0.04%
Net interest margin on a fully tax equivalent basis			2.85%			3.11%			3.04%
Average interest-earning assets to average interest-bearing liabilities	126.40%			130.14%			131.86%

(1)    Includes net deferred loan fee amortization income of $672,000, $622,000 and $689,000 for the years ended
       December 31, 2019, 2018 and 2017, respectively.
(2)    Includes available for sale securities.
(3)
Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the years ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.49%, 2.29%, and 1.82% for the years ended December 31, 2019, 2018, and 2017, respectively.

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

	Years Ended December 31,			Years Ended December 31,
	2019 versus 2018			2018 versus 2017
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale(1) (2)	$4,045	$1,224	$5,269	$4,244	$1,898	$6,142
Mortgage related securities(3)	83	247	330	(313)	315	2
Other interest-earning assets(3) (4)	79	348	427	(465)	547	82
Total interest-earning assets	4,207	1,819	6,026	3,466	2,760	6,226

Interest expense:
Demand accounts	-	-	-	-	5	5
Money market, savings, and escrow accounts	100	548	648	4	194	198
Time deposits	454	4,549	5,003	376	3,309	3,685
Total interest-bearing deposits	554	5,097	5,651	380	3,508	3,888
Borrowings	1,137	1,233	2,370	575	(1,302)	(727)

Total interest-bearing liabilities	1,691	6,330	8,021	955	2,206	3,161
Net change in net interest income	$2,516	$(4,511)	$(1,995)	$2,511	$554	$3,065

(1)	Includes net deferred loan fee amortization income of $672,000, $622,000 and $689,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities.
(4)
Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the year ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017.

Net Interest Income

Net interest income decreased $2.0 million, or 3.7%, to $52.2 million during the year ended December 31, 2019 compared to $54.2 million during the year ended December 31, 2018.

·
Interest income on loans increased $5.3 million due primarily to an increase of $82.5 million, or 5.6%, in average balance of loans along with a nine basis point increase in average yield on loans. The increase in average loan balance was driven by a $44.4 million, or 3.3%, increase in the average balance of loans held in portfolio and by an increase of $38.1 million, or 29.4%, in the average balance of loans held for sale.

·
Interest income from mortgage-related securities increased $330,000 primarily because the average yield increased 22 basis points. Additionally, the average balance of mortgage related securities increased $3.5 million.

·
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $442,000 due to a 20 basis point increase in the average yield. The increase in average yield was primarily driven by the increase in the dividend paid by the FHLB on its stock.  The average balance increased $3.3 million to $181.9 million due to a higher cash balance on hand along with a higher FHLB stock balance offset primarily by a lower balance of municipal securities as maturities occurred throughout the past 12 months were not replaced due to market conditions.

·
Interest expense on time deposits increased $5.0 million, or 45.5%, primarily due to a 62 basis point increase in the average cost of time deposits, as maturing time deposits repriced or were replaced at a higher rate in the current competitive market. In addition to the increase in the average cost of time deposits, the average balance of time deposits increased $28.3 million compared to the prior year period.

·
Interest expense on money market, savings, and escrow accounts increased $648,000, or 108.2%, due primarily to a 28 basis point increase in the average cost of money market, savings, and escrow accounts along with an increase in average balance of $25.3 million.

·
Interest expense on borrowings increased $2.4 million, or 30.0%, due to an increase in the average cost of borrowings that resulted from the maturity and replacement of fixed-rate borrowings since the beginning of the prior year.  The average cost of borrowings totaled 2.12% for the year ended December 31, 2019, compared to 1.85% during the year ended December 31, 2018. In addition to the increase in rate, average borrowing volume increased $57.5 million to $484.8 million during the year ended December 31, 2019.

Provision for Loan Losses

Our provision for loan losses amounted to a negative provision of $900,000 during the year ended December 31, 2019, compared to a negative provision of $1.1 million during the year ended December 31, 2018. We had a negative provision for loan losses of $1.1 million at the community banking segment due to recoveries and a continued improvement in the overall risk profile of the loan portfolio.  A provision for loan losses of $150,000 for the mortgage banking segment was due to loans added to its loan portfolio.

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

Noninterest Income
	Years Ended December 31,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$2,363	1,680	683	40.7%
Increase in cash surrender value of life insurance	1,935	1,848	87	4.7%
Mortgage banking income	125,666	113,151	12,515	11.1%
Other	786	1,520	(734)	(48.3%)
Total noninterest income	$130,750	118,199	12,551	10.6%

Total noninterest income increased $12.6 million, or 10.6%, to $130.8 million during the year ended December 31, 2019 compared to $118.2 million during the year ended December 31, 2018.  The increase resulted primarily from an increase in mortgage banking income, partially offset by a decrease in other noninterest income.

·
The $12.6 million increase in mortgage banking income was primarily the result of an increase in loan origination volume.  Total loan origination volume on a consolidated basis increased $343.4 million, or 13.7%, to $2.85 billion during the year ended December 31, 2019 compared to $2.51 billion during the year ended December 31, 2018.  Gross margin on loans originated and sold decreased 1.9% at the mortgage banking segment. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Results of Operations for the Year December 31, 2019 and 2018" above, for additional discussion of the increase in mortgage banking income.

·
The increase in service charges on loans and deposits was due to an increase of loan prepayment penalties on existing loans. Additionally, the Bank received fees for originating loan interest rate swaps which began in the current year.

·	The increase in cash surrender value of life insurance was due primarily to an increase in earnings rate.
·
The $734,000 decrease in other noninterest income was primarily due to a decrease in gain on sale of mortgage servicing rights. A bulk sale of mortgage servicing rights resulted in a gain of $417,000 during the year ended December 31, 2018. There were no sales during the year ended December 31, 2019.  In addition to the decrease from the gain on sale of mortgage servicing rights, other noninterest income decreased due to less servicing fee income on loans sold and rental income.

Noninterest Expenses

	Years Ended December 31,
	2019	2018	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$101,718	97,784	3,934	4.0%
Occupancy, office furniture and equipment	10,606	10,855	(249)	(2.3%)
Advertising	3,885	4,123	(238)	(5.8%)
Data processing	3,630	2,792	838	30.0%
Communications	1,359	1,611	(252)	(15.6%)
Professional fees	3,605	2,327	1,278	54.9%
Real estate owned	(146)	1	(147)	(14,700.0%)
Loan processing expense	3,288	3,372	(84)	(2.5%)
Other	8,328	10,291	(1,963)	(19.1%)
Total noninterest expenses	$136,273	133,156	3,117	2.3%

Total noninterest expenses increased $3.1 million, or 2.3%, to $136.3 million during the year ended December 31, 2019 compared to $133.2 million during the year ended December 31, 2018.

·
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment increased $4.2 million, or 5.3%, to $84.2 million for the year ended December 31, 2019. The increase in compensation expense was primarily a result of the increase in commission expense as fundings increased and branch manager pay as branches were more profitable. These increases were partially offset by a decrease to salaries as we closed underperforming branches over the past year.

·
Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $190,000, or 1.0%, to $18.2 million during the year ended December 31, 2019. The decrease was primarily due to a decrease in health insurance and lower stock based compensation expenses offset by higher variable compensation and salaries expense with annual raises and the addition of two branches.

·
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $694,000 to $6.9 million during the year ended December 31, 2019 compared to the prior year resulting from lower computer supplies expense and rent expense due to a number of underperforming branches closing.

·
Occupancy, office furniture and equipment expense at the community banking segment increased $445,000 to $3.8 million during the year ended December 31, 2019 compared to the prior year. The increase was primarily due to increased depreciation expense, snow removal, maintenance and repair expense, and computer supplies.

·
Advertising expense decreased $238,000 primarily due to less spending at the mortgage banking segment as customer leads were acquired in the New Mexico branch acquisition during the prior year.  Offsetting the decrease at the mortgage banking segment, advertising increased slightly at the community banking segment to promote deposit products.

·
Data processing expense increased $838,000 to $3.6 million during the year ended December 31, 2019. This was primarily due to increases at the community banking and mortgage banking segments for new contracts and investments in technology resources to support future growth.

·
Professional fees expense increased $1.3 million, or 54.9%, to $3.6 million primarily as a result of an increase in legal fees at the mortgage banking segment for ongoing litigation partially offset by lower consulting fees at the community banking segment.

·
Real estate owned expense decreased $147,000, to $146,000 of income during the year ended December 31, 2019 compared to $1,000 of expense during the year ended December 31, 2018.  Property management expense, not including gains/losses on sales of real estate owned, decreased $108,000 to $158,000 during 2019 compared to 2018 due to a reduction in the number of properties under management during the year. Real estate owned writedowns decreased $308,000 as there were no writedowns for 2019 .  Net gains on sales of real estate owned decreased $270,000 to $304,000 during 2019.

·	Loan processing expense decreased $84,000 to $3.3 million during the year ended December 31, 2019. This was driven by an decrease in credit report fees at the mortgage banking segment.
·
Other noninterest expense decreased $2.0 million to $8.3 million primarily due to lower expenses at both the community banking and mortgage banking segments. At the community banking segment, other noninterest expense decreased $510,000 primarily due to a decrease in loan origination expenses and FDIC insurance expense as two credits were granted in 2019. At the mortgage banking segment, other noninterest expenses decreased $1.8 million primarily due to lower branch loss reserves as underperforming branches were closed as well as lower hiring, training, and recruiting expenses partially offset by an increase in provision for loan sale losses.

Income Taxes

Income tax expense increased $2.1 million to $11.7 million during the year ended December 31, 2019, compared to $9.5 million during the year ended December 31, 2018.  Income tax expense was recognized during the year ended December 31, 2019 at an effective rate of 24.5% compared to an effective rate of 23.6% during the year ended December 31, 2018.  During the year ended December 31, 2019, the Company recognized a benefit of approximately $114,000 related to stock awards exercised compared to a benefit of $197,000 recognized during the year ended December 31, 2018.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the WDFI, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. The Bank’s primary and total regulatory liquidity at December 31, 2019 were 10.9% and 21.7%, respectively.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2019 and 2018, $74.3 million and $86.1 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLB.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2019, and 2018, we originated $2.85 billion and $2.51 billion in loans for sale and sold loans of $2.90 billion and $2.63 billion. During the years ended December 31, 2019, and 2018, loan originations net of loan repayments resulted in a negative cash flows of $9.9 million and $87.6 million. Cash received from the principal repayments of debt and mortgage related securities and maturity and calls of debt securities totaled $40.0 million and $39.0 million for the years ended December 31, 2019 and 2018, respectively. We purchased $28.9 million and $28.1 million in debt securities and mortgage related securities classified as available for sale during the years ended December 31, 2019 and 2018, respectively. The net increases in deposits were $29.3 million and $71.1 million for the years ending December 31, 2019 and 2018. We received a $474,000 death benefit on a bank owned life insurance policy in 2018. There was a net increase in borrowings of $48.5 million and $48.8 million for the years ended December 31, 2019 and 2018.  During the years ended December 31, 2019 and 2018, we repurchased common stock of $22.8 million and $19.2 million, respectively.  During the years ended December 31, 2019 and 2018, we paid cash dividends on common stock of $26.0 million and $27.1 million, respectively.

Deposits increased by $29.3 million from December 31, 2018 to December 31, 2019. The increase was driven by an increase of $34.4 million in money market and savings deposits and $3.9 million in time deposits offset by a decrease of $9.0 million in demand deposits. Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At December 31, 2019, we had $470.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, and 2029.   The 2027 advance has a contractual maturity date in December 2027. The 2028 advance maturities have single call options in March 2020, March 2021, May 2020, and May 2021, along with two advances that have quarterly call options beginning in June 2020 and September 2020. The 2029 advance maturities have quarterly call option currently available and the other options beginning November 2020, August 2021, and May 2022.  As an additional source of funds, the mortgage banking segment has a repurchase agreement. At December 31, 2019, we had $13.6 million outstanding under the repurchase agreement with a total outstanding commitment of $35.0 million.

At December 31, 2019, we had outstanding commitments to originate loans receivable of $13.4 million.  In addition, at December 31, 2019, we had unfunded commitments under construction loans of $90.4 million, unfunded commitments under business lines of credit of $14.6 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.7 million. At December 31, 2019, certificates of deposit scheduled to mature in less than one year totaled $665.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, Federal Reserve Discount Window or brokered deposits to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. and WaterStone Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2019, Waterstone Financial, Inc. and WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Capital Requirements” and Note 9 of the notes to the consolidated financial statements.

Capital
Shareholders’ equity decreased $6.0 million, or 1.5%, to $393.7 million at December 31, 2019 from $399.7 million at December 31, 2018.  Shareholders' equity decreased primarily due to the declaration of regular dividends and a special dividend and the repurchase of stock.  Partially offsetting the decreases were increases from net income, stock options exercised, the increase in the fair value of the securities portfolio, and unearned ESOP shares as they continue to vest.

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

The Company had repurchased 8,379,303 shares at an average price of $14.11 under previously approved stock repurchase plans as of December 31, 2019. The Company is authorized to purchase up to 1.3 million additional shares under the current approved stock repurchase program as of December 31, 2019.  The Company also repurchased shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the 8,379,303 total above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2019 and the respective maturity dates.

Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five	Over Five
	Total	Less	Three Years	Years	Years
	(In Thousands)
Deposits without a stated maturity (1)	$332,217	$332,217	$-	$-	$-
Time deposit (1)	739,771	665,703	72,401	1,667	-
Repurchase agreements (1)	13,562	13,562	-	-	-
Federal Home Loan Bank advances (2)	470,000	-	-	-	470,000
Operating leases (3)	10,238	3,308	4,173	1,774	983
Total Contractual Obligations	$1,565,788	$1,014,790	$76,574	$3,441	$470,983
_______________
(1)  Excludes interest
(2)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest that will accrue on the advances.  See call provisions in Note 8 - Borrowings
(3)  Represents non-cancellable operating leases for offices and equipment.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments(1)	$13,389	$13,389	$-	$-	$-
Unused portion of home equity lines of credit(2)	13,776	13,776	-	-	-
Unused portion of construction loans(3)	90,439	90,439	-	-	-
Unused portion of business lines of credit	14,623	14,623	-	-	-
Standby letters of credit	885	885	-	-	-
_______________
(1)  Commitments for loans are extended to customers for up to 90 days after which they expire.
(2)  Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)  Unused portions of construction loans are available to the borrower for up to one year.

See Note 14 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to consolidated financial statements for additional information.

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

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2019 (unaudited)
Interest income	$19,172	$19,913	$20,378	$20,278
Interest expense	6,236	6,932	7,224	7,152
Net interest income	12,936	12,981	13,154	13,126
Provision (credit) for loan losses	(680)	30	(80)	(170)
Net interest income after provision for loan losses	13,616	12,951	13,234	13,296
Total noninterest income	24,257	35,190	37,494	33,809
Total noninterest expense	29,349	35,355	36,232	35,337
Income before income taxes	8,524	12,786	14,496	11,768
Income taxes	1,982	3,143	3,572	2,974
Net income	$6,542	$9,643	$10,924	$8,794
Income per share – basic	$0.25	$0.37	$0.42	$0.34
Income per share - diluted	$0.24	$0.37	$0.42	$0.34

2018 (unaudited)
Interest income	$16,963	$18,363	$19,046	$19,328
Interest expense	3,822	4,643	5,196	5,862
Net interest income	13,141	13,720	13,850	13,466
Provision (credit) for loan losses	(880)	(220)	40	-
Net interest income after provision for loan losses	14,021	13,940	13,810	13,466
Total noninterest income	25,183	33,318	34,062	25,636
Total noninterest expense	30,147	34,737	36,426	31,846
Income before income taxes	9,057	12,521	11,446	7,256
Income taxes	2,104	3,101	2,743	1,578
Net income	$6,953	$9,420	$8,703	$5,678
Income per share – basic	$0.25	$0.34	$0.32	$0.21
Income per share - diluted	$0.25	$0.34	$0.31	$0.21

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2019 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of December 31, 2019
Dollar Change	$886	1,209	1,047	(1,440)
Percentage Change	1.72%	2.35	2.03	(2.80)

At December 31, 2019, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 2.03% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.80%.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Waterstone Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
Chicago, Illinois
March 13, 2020

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2019 and 2018

	December 31,
	2019	2018
Assets	(In Thousands, except share data)
Cash	$52,814	48,234
Federal funds sold	12,704	25,100
Interest-earning deposits in other financial institutions and other short term investments	8,782	12,767
Cash and cash equivalents	74,300	86,101
Securities available for sale (at fair value)	178,476	185,720
Loans held for sale (at fair value)	220,123	141,616
Loans receivable	1,388,031	1,379,148
Less: Allowance for loan losses	12,387	13,249
Loans receivable, net	1,375,644	1,365,899

Office properties and equipment, net	25,028	24,524
Federal Home Loan Bank stock (at cost)	21,150	19,350
Cash surrender value of life insurance	69,665	67,550
Real estate owned, net	748	2,152
Prepaid expenses and other assets	31,213	22,469
Total assets	$1,996,347	1,915,381

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$130,063	139,111
Money market and savings deposits	197,942	163,511
Time deposits	739,771	735,873
Total deposits	1,067,776	1,038,495

Borrowings	483,562	435,046
Advance payments by borrowers for taxes	4,212	4,371
Other liabilities	47,111	37,790
Total liabilities	1,602,661	1,515,702

Shareholders’ equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares in 2019 and 2018, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares in 2019 and 2018 Issued - 27,148,411 in 2019 and 28,463,239 in 2018 Outstanding - 27,148,411 in 2019 and 28,463,239 in 2018	271	285
Additional paid-in capital	211,997	232,406
Retained earnings	197,393	187,153
Unearned ESOP shares	(16,617)	(17,804)
Accumulated other comprehensive income (loss), net of taxes	642	(2,361)
Total shareholders’ equity	393,686	399,679
Total liabilities and shareholders’ equity	$1,996,347	1,915,381

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2019, 2018 and 2017

	Years ended December 31,
	2019	2018	2017
	(In Thousands, except per share amounts)
Interest income:
Loans	$72,235	66,966	60,824
Mortgage-related securities	2,978	2,648	2,646
Debt securities, federal funds sold and short-term investments	4,528	4,086	3,625
Total interest income	79,741	73,700	67,095
Interest expense:
Deposits	17,278	11,627	7,739
Borrowings	10,266	7,896	8,623
Total interest expense	27,544	19,523	16,362
Net interest income	52,197	54,177	50,733
Provision (credit) for loan losses	(900)	(1,060)	(1,166)
Net interest income after provision for loan losses	53,097	55,237	51,899
Noninterest income:
Service charges on loans and deposits	2,363	1,680	1,625
Increase in cash surrender value of life insurance	1,935	1,848	1,807
Mortgage banking income	125,666	113,151	120,044
Loss on sale of available for sale securities	-	-	(107)
Other	786	1,520	1,044
Total noninterest income	130,750	118,199	124,413
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	101,718	97,784	97,084
Occupancy, office furniture, and equipment	10,606	10,855	10,178
Advertising	3,885	4,123	3,333
Data processing	3,630	2,792	2,439
Communications	1,359	1,611	1,560
Professional fees	3,605	2,327	2,656
Real estate owned	(146)	1	379
Loan processing expense	3,288	3,372	3,062
Other	8,328	10,291	11,188
Total noninterest expenses	136,273	133,156	131,879
Income before income taxes	47,574	40,280	44,433
Income tax expense	11,671	9,526	18,469
Net income	$35,903	30,754	25,964
Income per share:
Basic	$1.38	1.12	0.95
Diluted	$1.37	1.11	0.93
Weighted average shares outstanding:
Basic	26,021	27,363	27,467
Diluted	26,247	27,634	27,899

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years ended December 31, 2019, 2018 and 2017

	Years ended December 31,
	2019	2018	2017
	(In Thousands)
Net income	$35,903	30,754	25,964
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available for sale securities arising during the period, net of tax (expense) benefit of ($1,122), $710 and $106 respectively	3,003	(1,889)	(159)
Recognition of net deferred tax liability revaluation due to tax law change	-	5	(5)
Reclassification adjustment for net loss on available for sale securities realized during the period, net of tax benefit of $0, $0 and ($42), respectively	-	-	65
Total other comprehensive income (loss)	3,003	(1,884)	(99)
Comprehensive income	$38,906	28,870	25,865

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2019, 2018 and 2017

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balances at December 31, 2016	29,430	$294	246,387	184,565	(20,178)	(378)	410,690

Comprehensive income:
Net income	-	$-	-	25,964	-	-	25,964
Other comprehensive loss:	-	-	-	-	-	(99)	(99)
Total comprehensive income							25,865
ESOP shares committed to be released to Plan participants	-	-	769	-	1,187	-	1,956
Cash dividends, $0.98 per share	-	-	-	(27,171)	-	-	(27,171)
Stock compensation activity	194	2	1,050	-	-	-	1,052
Stock based compensation expense	-	-	1,902	-	-	-	1,902
Purchase of common stock returned to authorized but unissued	(123)	(1)	(2,189)	-	-	-	(2,190)

Balances at December 31, 2017	29,501	$295	247,919	183,358	(18,991)	(477)	412,104

Comprehensive income:
Net income	-	$-	-	30,754	-	-	30,754
Other comprehensive loss:	-	-	-	-	-	(1,884)	(1,884)
Total comprehensive income							28,870
Reclassification for net deferred tax liability revaluation	-	-	-	(5)	-	-	(5)
ESOP shares committed to be released to Plan participants	-	-	609	-	1,187	-	1,796
Cash dividends, $0.98 per share	-	-	-	(26,954)	-	-	(26,954)
Stock compensation activity	103	1	1,303	-	-	-	1,304
Stock based compensation expense	-	-	1,760	-	-	-	1,760
Purchase of common stock returned to authorized but unissued	(1,141)	(11)	(19,185)	-	-	-	(19,196)

Balances at December 31, 2018	28,463	$285	232,406	187,153	(17,804)	(2,361)	399,679

Comprehensive income:
Net income	-	$-	-	35,903	-	-	35,903
Other comprehensive income:	-	-	-	-	-	3,003	3,003
Total comprehensive income							38,906
ESOP shares committed to be released to Plan participants	-	-	618	-	1,187	-	1,805
Cash dividends, $0.98 per share	-	-	-	(25,663)	-	-	(25,663)
Stock compensation activity	50	-	659	-	-	-	659
Stock based compensation expense	-	-	1,067	-	-	-	1,067
Purchase of common stock returned to authorized but unissued	(1,365)	(14)	(22,753)	-	-	-	(22,767)

Balances at December 31, 2019	27,148	$271	211,997	197,393	(16,617)	642	393,686

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2019, 2018 and 2017

	Years ended December 31,
	2019	2018	2017
	(In Thousands)
Operating activities:
Net income	$35,903	30,754	25,964
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Credit) provision for loan losses	(900)	(1,060)	(1,166)
Provision for depreciation	2,507	2,296	2,050
Deferred income taxes	639	535	3,079
Stock based compensation	1,067	1,760	1,902
Net amortization of premium/discount on debt and mortgage related securities	205	444	682
Amortization of unearned ESOP shares	1,805	1,796	1,956
Amortization and valuation allowance on mortgage servicing rights	181	191	106
Gain on sale of loans held for sale	(128,928)	(109,526)	(121,951)
Loans originated for sale	(2,853,222)	(2,509,827)	(2,458,370)
Proceeds on sales of loans originated for sale	2,903,643	2,627,634	2,655,673
Increase in accrued interest receivable	(7)	(413)	(643)
Increase in cash surrender value of life insurance	(1,935)	(1,848)	(1,807)
Increase (decrease) in accrued interest on deposits and borrowings	164	509	(30)
Decrease (increase) in prepaid income tax	330	(1,178)	(1,686)
Loss on sale of available for sale securities	-	-	107
Net gain on real estate owned	(304)	(265)	(24)
Gain on sale of mortgage servicing rights	-	(417)	(178)
Change in other assets and other liabilities, net	(1,367)	1,551	1,433
Net cash (used in) provided by operating activities	(40,219)	42,936	107,097

Investing activities:
Net increase in loans receivable	(9,896)	(87,648)	(116,887)
Net change in FHLB Stock	(1,800)	(2,475)	(3,600)
Purchases of:
Debt securities	-	-	(6,140)
Mortgage related securities	(28,860)	(28,058)	(16,827)
Premises and equipment, net	(3,114)	(3,962)	(1,577)
Bank owned life insurance	(180)	(180)	(2,680)
Mortgage banking branch	-	(163)	-
Proceeds from:
Principal repayments on mortgage-related securities	31,944	28,572	32,968
Maturities of debt securities	8,080	10,435	15,686
Sales of debt securities	-	–	448
Death benefit from bank owned life insurance	-	474	-
Sales of real estate owned	2,674	3,134	3,733
Net cash used in investing activities	(1,152)	(79,871)	(94,876)

Financing activities:
Net increase in deposits	29,281	71,115	17,969
Net change in short term borrowings	8,516	(41,239)	(26,870)
Repayment of long term debt	(125,000)	(165,000)	(149,000)
Proceeds from long term debt	165,000	255,000	175,000
Net (decrease) increase in advance payments by borrowers for taxes	(159)	(505)	160
Cash dividends in common stock	(25,960)	(27,050)	(26,952)
Proceeds from stock option exercises	659	1,304	1,052
Purchase of common stock returned to authorized but unissued	(22,767)	(19,196)	(2,190)
Net cash provided by (used in) financing activities	29,570	74,429	(10,831)
(Decrease) increase in cash and cash equivalents	(11,801)	37,494	1,390
Cash and cash equivalents at beginning of year	86,101	48,607	47,217
Cash and cash equivalents at end of year	$74,300	86,101	48,607

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$10,703	10,168	17,081
Interest payments	27,380	19,014	16,392
Noncash investing activities:
Loans receivable transferred to other real estate	1,052	545	2,171
Dividends declared but not paid in other liabilities	3,501	3,798	3,894

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018 and 2017

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

The Bank owns a mortgage banking subsidiary that originates residential real estate loans held for sale at various branch offices across the country.  Mortgage banking volume fluctuates widely in connection with movements in interest rates.  Mortgage banking income is reported as a single line item in the statements of operations while mortgage banking expense is distributed among the various noninterest expense lines.  Compensation, payroll taxes and other employee benefits expense fluctuates in relation to fluctuations in mortgage banking income.

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

The Company considers federal funds sold and highly liquid debt instruments with a maturity of three months months or less when purchased to be cash equivalents.

e)	Securities

Available for Sale Securities

At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity.  Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations.  Available for sale securities are carried at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of equity in accumulated other comprehensive income (loss).  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities and collateralized mortgage obligations, over the estimated life of the security. Such amortization or accretion is included in interest income from securities.  Realized gains or losses on securities sales (using specific identification method) are included in noninterest income.  Declines in value judged to be other than temporary are included in net impairment losses recognized in earnings in the consolidated statements of operations.

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

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprised approximately 74.6% of total mortgage banking noninterest expense for 2019.

The value of mortgage loans held for sale and other residential mortgage loan commitments to customers are hedged by utilizing both best efforts and mandatory forward commitments to sell loans to investors in the secondary market. Such forward commitments are generally entered into at the time when applications are taken to protect the value of the mortgage loans from increases in market interest rates during the period held. The Company recognizes revenue associated with the expected future cash flows of servicing loans at the time a forward loan commitment is made.

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

Loan interest income is recognized on the accrual basis.  Accrual of interest is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due  90 days or more with respect to interest or principal. At that time, previously accrued and uncollected interest on such loans is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

The allowance for loan losses is presented as a reserve against loans and represents the Company’s assessment of probable loan losses inherent in the loan portfolio.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Estimated loan losses are charged against the allowance when the loan balance is confirmed to be uncollectible directly or indirectly by the borrower or upon initiation of a foreclosure action by the Company.  Subsequent recoveries, if any, are credited to the allowance.

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but have not been specifically identified.  The Company utilizes its own loss history to estimate inherent losses on loans. Although the Bank allocates portions of the allowance to specific loans and loan types, the entire allowance is available for any loan losses that occur.

The Company evaluates the need for specific valuation allowances on loans that are considered impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Within the loan portfolio, all non-accrual loans and loans modified under troubled debt restructurings have been determined by the Company to meet the definition of an impaired loan.  In addition, other loans may be considered impaired loans.  A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.

The Company also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors.

The appropriateness of the allowance for loan losses is approved quarterly by the Company’s board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans, as well as other credit risks of the Company, and is based on a risk model developed and implemented by management and approved by the Company’s board of directors.

Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators periodically review the Company’s allowance for loan losses. Such regulators have the authority to require the Company to recognize additions to the allowance at the time of their examination.

i)	Real Estate Owned

Real estate owned consists of properties acquired through, or in lieu of, loan foreclosure.  Real estate owned is transferred into the portfolio at estimated net realizable value.  To the extent that the net carrying value of the loan exceeds the estimated fair value of the property at the date of transfer, the excess is charged to the allowance for loan losses within 90 days of being transferred.  Subsequent write-downs to reflect current fair value, as well as gains and losses upon disposition and revenue and expenses incurred in maintaining such properties, are treated as period costs and included in real estate owned in the consolidated statements of operations.

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

Office properties and equipment, including leasehold improvements and software, are stated at cost, net of depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lease term, if shorter than the estimated useful life. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over their estimated useful lives. Estimated useful lives of the assets are 10 to 30 years for office properties, three years to 10 years for equipment, and three years years for software.

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

q)	Share Repurchases

The Company has a share repurchase program. Repurchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. The share repurchase program transactions take place primarily in open market transactions, subject to market conditions. There is no fixed termination date for the repurchase program, and the program may be suspended. Under Maryland law, shares repurchased are constituted as authorized but unissued.  The Company reduced the common stock at par value and to the extent the cost acquired exceeds par value, it is recorded through additional paid-in capital on the consolidated statements of financial condition and consolidated statements of changes in shareholders’ equity.

r)	Impact of Recent Accounting Pronouncements

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

ASC Topic 842 "Leases." Authoritative accounting guidance under ASC Topic 842, "Leases" amended prior guidance to require lessees to recognize the assets and liabilities arising from all leases on the balance sheet. The authoritative guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In addition, the qualifications for a sale and leaseback transaction have been amended. The authoritative guidance also requires qualitative and quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company used a prospective approach. The Company adopted ASC 842 as of January 1, 2019 with no impact on statement of operations.  See the impact on the financial condition discussed in Note 21.

ASC Topic 326 "Financial Instruments - Credit Losses." Authoritative accounting guidance under ASC Topic 326, "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The authoritative guidance is effective for reporting periods after January 1, 2020.

The Company has input the available historical Company data to build an internal model and is reviewing the assumptions to support the calculation. Management’s methodology for estimating the allowance for credit losses under CECL includes the use of relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience by vintage classified by loans with similar risk profiles provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as changes in underwriting standards, portfolio mix, portfolio volume, delinquency rates, interest rates, or other relevant factors. Management will continue to review and adjust these and other factors. Ongoing evaluations have been performed by vintage adjusted for prepayments. For two portfolio segments, management expects to use a weighted average remaining maturity methodology, which contemplates loss expectations on a pool basis, relying on historic loss rates.

Management is validating the CECL model and methodologies, however we expect an initial increase to the allowance for credit loss, including reserves for unfunded commitments, not to exceed 130% of the December 31, 2019 allowance.  When finalized, this one-time increase as a result of the adoption of CECL will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. This estimate is subject to change based on continuing refinement and validation of the model and methodologies.

Financial statement users should be aware that the allowance for credit loss is, by design, inherently sensitive to changes in economic outlook, loan and lease portfolio composition, portfolio duration, and other factors.

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

2)	Securities

Securities Available for Sale

The amortized cost and fair value of the Company’s investment in securities follow:

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$33,773	422	(45)	34,150
Collateralized mortgage obligations
Government sponsored enterprise issued	81,232	776	(254)	81,754
Mortgage related securities	115,005	1,198	(299)	115,904

Municipal securities	51,898	1,795	(1)	53,692
Other debt securities	10,000	-	(1,120)	8,880
Debt securities	61,898	1,795	(1,121)	62,572

	$176,903	2,993	(1,420)	178,476

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$42,105	91	(565)	41,631
Collateralized mortgage obligations
Government sponsored enterprise issued	75,923	243	(1,211)	74,955
Mortgage related securities	118,028	334	(1,776)	116,586

Municipal securities	55,242	825	(119)	55,948
Other debt securities	15,002	–	(1,816)	13,186
Debt securities	70,244	825	(1,935)	69,134

	$188,272	1,159	(3,711)	185,720

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2019, $1.2 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair value of securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2019
	Amortized cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$3,449	3,454
Due after one year through five years	33,200	33,843
Due after five years through ten years	14,615	15,618
Due after ten years	10,634	9,657
Mortgage-related securities	115,005	115,904
	$176,903	178,476

Total proceeds and gross gains and losses from sales of investment securities available for sale for each of periods listed below.

	December 31,
	2019	2018	2017
	(In Thousands)
Gross gains	$-	-	-
Gross losses	-	-	(107)
Losses on sale of investment securities, net	$-	-	(107)

Proceeds from sales of investment securities	$-	-	448

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$2,929	(20)	2,849	(25)	5,778	(45)
Collateralized mortgage obligations
Government sponsored enterprise issued	21,723	(136)	7,180	(118)	28,903	(254)
Municipal securities	100	(1)	–	–	100	(1)
Other debt securities	-	-	8,880	(1,120)	8,880	(1,120)
	$24,752	(157)	18,909	(1,263)	43,661	(1,420)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$3,036	(9)	33,029	(556)	36,065	(565)
Collateralized mortgage obligations
Government sponsored enterprise issued	3,079	(13)	47,279	(1,198)	50,358	(1,211)
Municipal securities	7,595	(17)	11,272	(102)	18,867	(119)
Other debt securities	-	-	13,186	(1,816)	13,186	(1,816)
	$13,710	(39)	104,766	(3,672)	118,476	(3,711)

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

As of December 31, 2019, the Company identified one municipal security that was deemed to be other-than-temporarily impaired.  The security was issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company’s analysis of the security in this municipality resulted in $77,000 in credit losses that were charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of December 31, 2019, the remaining impaired security had an amortized cost of $116,000 and a total life-to-date impairment of $94,000.

As of December 31, 2019, the Company had one corporate debt security, included in other deby securities, seven mortgage-backed securities, and nine government sponsored enterprise issued securities which had been in an unrealized loss position for twelve months or longer.  These securities were determined not to be other-than-temporarily impaired as of December 31, 2019. The Company has determined that the decline in fair value of these securities is not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

The unrealized losses for the other debt security with an unrealized loss greater than 12 months is due to the current slope of the yield curve.  The security earns a floating rate that is indexed to the 10 year Treasury interest rate.  The Company does not intend to sell nor does it believe that it will be required to sell the security before recovery of their amortized cost basis.

3)	Loans Receivable

Loans receivable at December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$480,280	489,979
Multi family	584,859	597,087
Home equity	18,071	19,956
Construction and land	37,033	13,361
Commercial real estate	236,703	225,522
Consumer	832	433
Commercial loans	30,253	32,810
Total loans receivable	$1,388,031	1,379,148

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 78.0% of the Company’s loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.

Qualifying loans receivable totaling $1.07 billion and $1.00 billion are pledged as collateral against $470.0 million and $430.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at both December 31, 2019 and December 31, 2018.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank.  As of December 31, 2019 and December 31, 2018, loans aggregating approximately $6.3 million and $5.3 million, respectively, were outstanding to such parties.  None of these loans were past due or considered impaired as of December 31, 2019 and December 31, 2018.

An analysis of past due loans receivable as of December 31, 2019 and 2018 follows:

	As of December 31, 2019
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$1,179	638	3,969	5,786	474,494	480,280
Multi family	-	-	360	360	584,499	584,859
Home equity	-	10	-	10	18,061	18,071
Construction and land	-	-	-	-	37,033	37,033
Commercial real estate	-	-	303	303	236,400	236,703
Consumer	-	-	-	-	832	832
Commercial loans	6	-	-	6	30,247	30,253
Total	$1,185	648	4,632	6,465	1,381,566	1,388,031

	As of December 31, 2018
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$1,523	76	3,834	5,433	484,546	489,979
Multi family	-	-	937	937	596,150	597,087
Home equity	216	42	111	369	19,587	19,956
Construction and land	-	-	-	-	13,361	13,361
Commercial real estate	39	-	125	164	225,358	225,522
Consumer	29	-	-	29	404	433
Commercial loans	-	-	18	18	32,792	32,810
Total	$1,807	118	5,025	6,950	1,372,198	1,379,148

(1)	Includes $53,000 and $422,000 for December 31, 2019 and 2018, respectively, which are on non-accrual status.
(2)	Includes $291,000 and $118,000 for December 31, 2019 and 2018, respectively, which are on non-accrual status.
(3)	Includes $2.0 million and $990,000 for December 31, 2019 and 2018, respectively, which are on non-accrual status.

As of December 31, 2019 and 2018, there were no loans that were 90 or more days past due and still accruing interest.

A summary of the activity for the years ended 2019, 2018 and 2017 in the allowance for loan losses follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2019
Balance at beginning of period	$5,742	4,153	325	400	2,126	20	483	13,249
Provision (credit) for loan losses	(845)	(42)	(107)	210	(4)	(1)	(111)	(900)
Charge-offs	(125)	(3)	(44)	-	(2)	(5)	-	(179)
Recoveries	135	30	27	-	25	-	-	217
Balance at end of period	$4,907	4,138	201	610	2,145	14	372	12,387

Year ended December 31, 2018
Balance at beginning of period	$5,794	4,431	356	949	1,881	10	656	14,077
Provision (credit) for loan losses	(142)	(353)	(56)	(589)	243	10	(173)	(1,060)
Charge-offs	(69)	(14)	(1)	-	-	-	-	(84)
Recoveries	159	89	26	40	2	-	-	316
Balance at end of period	$5,742	4,153	325	400	2,126	20	483	13,249

Year ended December 31, 2017
Balance at beginning of period	$7,164	4,809	364	1,016	1,951	12	713	16,029
Provision (credit) for loan losses	(299)	(494)	(34)	(215)	(64)	(3)	(57)	(1,166)
Charge-offs	(1,364)	(92)	-	(14)	(7)	-	-	(1,477)
Recoveries	293	208	26	162	1	1	-	691
Balance at end of period	$5,794	4,431	356	949	1,881	10	656	14,077

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2019 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$32	-	-	-	7	-	-	39
Allowance related to loans collectively evaluated for impairment	4,875	4,138	201	610	2,138	14	372	12,348

Balance at end of period	$4,907	4,138	201	610	2,145	14	372	12,387

Loans individually evaluated for impairment	$8,725	667	84	-	581	-	-	10,057

Loans collectively evaluated for impairment	471,555	584,192	17,987	37,033	236,122	832	30,253	1,377,974
Total gross loans	$480,280	584,859	18,071	37,033	236,703	832	30,253	1,388,031

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2018 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$73	-	46	-	67	-	-	186
Allowance related to loans collectively evaluated for impairment	5,669	4,153	279	400	2,059	20	483	13,063

Balance at end of period	$5,742	4,153	325	400	2,126	20	483	13,249

Loans individually evaluated for impairment	$7,642	1,309	246	-	2,885	-	18	12,100

Loans collectively evaluated for impairment	482,337	595,778	19,710	13,361	222,637	433	32,792	1,367,048
Total gross loans	$489,979	597,087	19,956	13,361	225,522	433	32,810	1,379,148

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of December 31, 2019 and 2018:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At December 31, 2019	(In Thousands)
Substandard	$8,725	668	285	-	581	-	754	11,013
Watch	5,975	-	3	-	1,412	-	847	8,237
Pass	465,580	584,191	17,783	37,033	234,710	832	28,652	1,368,781
	$480,280	584,859	18,071	37,033	236,703	832	30,253	1,388,031

At December 31, 2018	(In Thousands)
Substandard	$7,799	1,309	246	-	678	-	889	10,921
Watch	4,662	491	468	-	4,343	-	906	10,870
Pass	477,518	595,287	19,242	13,361	220,501	433	31,015	1,357,357
	$489,979	597,087	19,956	13,361	225,522	433	32,810	1,379,148

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers' loan committee review and approval of all loans in excess of $500,000.  A member of the credit department, independent of the loan originator, performs a loan review for all loans. Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, multi-family, construction and land, and commercial real estate  that individually, or as part of an overall borrower relationship exceed $1.0 million in potential exposure and review commercial loans that individually, or as part of an overall borrower relationship exceed $200,000 in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage.  Watch loans have potential weaknesses that deserve management’s attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit.  Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged.  These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

The Company’s procedures dictate that an updated valuation must be obtained with respect to underlying collateral at the time a loan is deemed impaired.  Updated valuations may also be obtained upon transfer from loans receivable to real estate owned based upon the age of the prior appraisal, changes in market conditions or known changes to the physical condition of the property.

Estimated fair values are reduced to account for sales commissions, broker fees, unpaid property taxes and additional selling expenses to arrive at an estimated net realizable value.  This estimated adjustment factor is based upon the Company’s actual experience with respect to sales of real estate owned over the prior two years.  In situations in which we are placing reliance on an appraisal that is more than one year old, an additional adjustment factor is applied to account for downward market pressure since the date of appraisal.  The additional adjustment factor is based upon relevant sales data available for our general operating market as well as company-specific historical net realizable values as compared to the most recent appraisal prior to disposition.

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

The following tables present data on impaired loans as of and for the year ended December 31, 2019 and 2018.

	As of or for the Year Ended December 31, 2019
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid YTD
Total Impaired with Reserve
One- to four-family	$217	217	32	-	221	15
Multi family	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial real estate	7	416	7	409	10	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$224	633	39	409	231	15

Total Impaired with no Reserve

One- to four-family	$8,508	9,531	-	1,023	8,730	508
Multi family	667	1,491	-	824	705	78
Home equity	84	84	-	-	88	7
Construction and land	-	-	-	-	-	-
Commercial real estate	574	574	-	-	647	23
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$9,833	11,680	-	1,847	10,170	616

Total Impaired

One- to four-family	$8,725	9,748	32	1,023	8,951	523
Multi family	667	1,491	-	824	705	78
Home equity	84	84	-	-	88	7
Construction and land	-	-	-	-	-	-
Commercial real estate	581	990	7	409	657	23
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$10,057	12,313	39	2,256	10,401	631

	As of or for the Year Ended December 31, 2018
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid YTD
Total Impaired with Reserve
One- to four-family	$462	462	73	-	470	32
Multi family	-	-	-	-	-	-
Home equity	107	107	46	-	110	7
Construction and land	-	-	-	-	-	-
Commercial real estate	2,493	2,902	67	409	4,058	181
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$3,062	3,471	186	409	4,638	220

Total Impaired with no Reserve

One- to four-family	$7,180	8,120	-	940	7,355	383
Multi family	1,309	2,142	-	833	1,351	96
Home equity	139	139	-	-	144	5
Construction and land	-	-	-	-	-	-
Commercial real estate	392	392	-	-	431	15
Consumer	-	-	-	-	-	-
Commercial	18	18	-	-	25	-
	$9,038	10,811	-	1,773	9,306	499

Total Impaired

One- to four-family	$7,642	8,582	73	940	7,825	415
Multi family	1,309	2,142	-	833	1,351	96
Home equity	246	246	46	-	254	12
Construction and land	-	-	-	-	-	-
Commercial real estate	2,885	3,294	67	409	4,489	196
Consumer	-	-	-	-	-	-
Commercial	18	18	-	-	25	-
	$12,100	14,282	186	2,182	13,944	719

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $9.8 million of impaired loans as of December 31, 2019 for which no allowance has been provided, $1.8 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan’s net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

The following presents data on troubled debt restructurings:

	As of December 31, 2019
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$2,740	2	$685	5	$3,425	7
Multi family	-	-	308	2	308	2
Commercial real estate	278	1	7	1	285	2
	$3,018	3	$1,000	8	$4,018	11

	As of December 31, 2018
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$2,740	2	$844	5	$3,584	7
Multi family	-	-	372	2	372	2
Commercial real estate	2,759	2	17	1	2,776	3
	$5,499	4	$1,233	8	$6,732	12

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six months to twelve months months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At December 31, 2019, $4.0 million in loans had been modified in troubled debt restructurings and $1.0 million of these loans were included in the non-accrual loan total.  The remaining $3.0 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring, and thus continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $7,000 valuation allowance has been established as of December 31, 2019 with respect to the $4.0 million in troubled debt restructurings.  As of December 31, 2018, $67,000 in valuation allowance had been established with respect to the $6.7 million in troubled debt restructurings.

If an updated credit department review indicates no other evidence of elevated credit risk and the borrower completes a minimum of six consecutive contractual payments, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type at December 31, 2019 and 2018:

	As of December 31, 2019
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,246	6	448	2	3,694	8
Interest reduction	324	3	-	-	324	3
	$3,570	9	448	2	4,018	11

	As of December 31, 2018
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$5,848	7	546	2	6,394	9
Interest reduction	338	3	-	-	338	3
	$6,186	10	546	2	6,732	12

The following presents data on troubled debt restructurings:

	For the Year Ended
	December 31, 2019		December 31, 2018
	Amount	Number	Amount	Number
	(Dollars in Thousands)
Loans modified as a troubled debt restructure
Commercial real estate	$-	-	2,476	1
	$-	-	2,476	1

There were no troubled debt restructurings within the past twelve months for which there was a default during the year ended December 31, 2019.

The following table presents data on non-accrual loans:

	As of December 31,
	2019	2018
	(Dollars in Thousands)
Residential
One- to four-family	$5,985	4,902
Multi family	667	1,309
Home equity	70	201
Construction and land	-	-
Commercial real estate	303	125
Commercial	-	18
Consumer	-	-
Total non-accrual loans	$7,025	6,555

Total non-accrual loans to total loans	0.51%	0.48%
Total non-accrual loans to total assets	0.35%	0.34%

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2019	2018
	(In Thousands)
Land	$7,516	7,357
Office buildings and improvements	34,433	32,473
Furniture and equipment	13,468	13,518
	55,417	53,348
Less accumulated depreciation	(30,389)	(28,824)
	$25,028	24,524

Depreciation of premises and equipment totaled $2.5 million, $2.3 million and $2.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

5)	Real Estate Owned

Real estate owned is summarized as follows:

	December 31,
	2019	2018
	(In Thousands)
One- to four-family	$46	163
Multi-family	-	-
Construction and land	1,256	3,327
Commercial real estate	-	300
Total	1,302	3,790
Valuation allowance at end of period	(554)	(1,638)
Total real estate owned, net	$748	2,152

The following table presents the activity in real estate owned:

	Year Ended December 31,
	2019	2018
	(In Thousands)
Real estate owned at beginning of period	$2,152	4,558
Transferred in from loans receivable	1,052	545
Sales	(2,446)	(2,642)
Write downs	-	(309)
Other activity	(10)	-
Real estate owned at end of period	$748	2,152

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.3 million and $2.2 million at December 31, 2019 and December 31, 2018, respectively.

6)	Mortgage Servicing Rights

The following table presents the activity related to the Company’s mortgage servicing rights:

	Year ended December 31,
	2019	2018
	(In Thousands)
Mortgage servicing rights at beginning of the period	$109	$888
Additions	354	427
Amortization	(104)	(191)
Sales	-	(1,015)
Mortgage servicing rights at end of the period	359	109
Valuation allowance at end of period	(77)	-
Mortgage servicing rights at the end of the period, net	$282	$109

During the year ended December 31, 2019, on a consolidated basis, $2.85 billion in residential loans were originated for sale, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank. During the same period, sales of loans held for sale totaled $2.77 billion, generating mortgage banking income of $125.7 million. The unpaid principal balance of loans serviced for others was $64.9 million and $14.1 million at December 31, 2019 and December 31, 2018 respectively. Loans serviced for others are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $282,000 at December 31, 2019 and $109,000 at December 31, 2018.

During the year ended December 31, 2019,  the Company did not sell any mortgage servicing rights. During the year ended December 31, 2018, the Company sold mortgage servicing rights related to $148.7 million in loans receivable and with a book value of $1.0 million for $1.4 million resulting in a gain on sale of $417,000.

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2019 for the years ended December 31 periods indicated:

(In Thousands)
2020	$63
2021	55
2022	47
2023	39
2024	31
Thereafter	47
Total	$282

7)	Deposits

The aggregate amount of time deposit accounts with balances greater than $250,000 at December 31, 2019 and 2018 amounted to $70.6 million and $60.1 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2019	2018	2017
	(In Thousands)
Interest-bearing demand deposits	$33	33	28
Money market, savings, and escrow deposits	1,247	599	401
Time deposits	15,998	10,995	7,310
	$17,278	11,627	7,739

A summary of the contractual maturities of time deposits at December 31, 2019 is as follows:

(In Thousands)
Within one year	$665,703
One to two years	70,049
Two to three years	2,352
Three to four years	871
Four through five years	796
$739,771

8)	Borrowings

Borrowings consist of the following:

	December 31, 2019		December 31, 2018
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreements	$13,562	4.66%	$5,046	5.39%

Long term:
Federal Home Loan Bank advances maturing:
2027	50,000	1.73%	175,000	1.38%
2028	255,000	2.37%	255,000	2.37%
2029	165,000	1.61%	-	-
	$483,562	2.11%	$435,046	2.01%

The short-term repurchase agreements represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed.  The short-term repurchase agreement had a $13.6 million balance on a total commitment of $35.0 million at December 31, 2019.

The Company enters into agreements under which it sells loans held for sale subject to an obligation to repurchase the same loans. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of assets. The obligation to repurchase the assets is reflected as a liability in the Company's consolidated statements of condition, while the loans held for sale underlying the repurchase agreements remain in loans held for sale as an asset in the Company's consolidated statements of condition. In other words, there is no offsetting or netting of the loans held for sale assets with the repurchase agreement liabilities. The Company's repurchase agreements are subject to master netting agreements, which sets forth the rights and obligations for repurchase and offset. Under the master netting agreement, the Company is entitled to set off the collateral placed with a single counterparty against obligations owed to that counterparty.

The $50.0 million in advances due in 2027 has a fixed rate of 1.73% and has a contractual maturity date in December 2027.

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

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company’s borrowings at the FHLBC are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 64% of the carrying value of home equity loans and 75% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $21.2 million at December 31, 2019 and $19.4 million at December 31, 2018. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

In addition, as a result of the legislation, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. On September 17, 2019, the Board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant non-banking activities. The rule went into effect on January 1, 2020. A financial institution can elect to be subject to this new definition.

The table below includes the regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased-in as of January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At December 31, 2019, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

The actual and required capital amounts and ratios as of December 31, 2019 and 2018 are presented in the table below:

		December 31, 2019
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	$404,748	26.17%	123,731	8.00%	162,398	10.500%	N/A	N/A
WaterStone Bank	353,357	22.85%	123,716	8.00%	162,378	10.500%	154,646	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	392,361	25.37%	92,799	6.00%	131,465	8.500%	N/A	N/A
WaterStone Bank	340,970	22.05%	92,787	6.00%	131,449	8.500%	123,716	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	392,361	25.37%	69,599	4.50%	108,265	7.000%	N/A	N/A
WaterStone Bank	340,970	22.05%	69,590	4.50%	108,252	7.000%	100,520	6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial , Inc.	392,361	19.69%	79,691	4.00%	N/A	N/A	N/A	N/A
WaterStone Bank	340,970	17.11%	79,691	4.00%	N/A	N/A	99,614	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	340,970	17.11%	119,590	6.00%	N/A	N/A	N/A	N/A

	December 31, 2018
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	$414,566	28.22%	117,506	8.00%	145,046	9.88%	N/A	N/A
WaterStone Bank	395,783	26.95%	117,490	8.00%	145,027	9.88%	146,863	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	401,317	27.32%	88,130	6.00%	115,670	7.88%	N/A	N/A
WaterStone Bank	382,534	26.05%	88,118	6.00%	115,655	7.88%	117,490	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial , Inc.	401,317	27.32%	66,097	4.50%	93,638	6.38%	N/A	N/A
WaterStone Bank	382,534	26.05%	66,088	4.50%	93,625	6.38%	95,461	6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial , Inc.	401,317	21.06%	76,214	4.00%	N/A	N/A	N/A	N/A
WaterStone Bank	382,534	20.08%	76,214	4.00%	N/A	N/A	95,268	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	382,534	20.01%	114,712	6.00%	N/A	N/A	N/A	N/A

10)	Stock Based Compensation

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

In 2015, the Company's shareholders approved the 2015 Equity Incentive Plan. A total of 2,530,000 stock options and 1,012,000 restricted shares were approved for award.  A total of 1,302,000 stock options and 466,000 restricted stock are available to be issued as of December 31, 2019. The stock options granted to employees under this plan typically vest over a period of five years. The stock option awards granted to directors under this plan vest over a period of eight years. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees under this plan vest in five installments over four years with one installment vesting immediately. The stock awards granted to directors under this plan vest in eight installments over seven years with one installment vesting immediately. The fair value of the restricted stock awards were equal to the quoted NASDAQ market closing price on the vest date.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of Waterstone Financial, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the years ended December 31, 2019 and 2018.

	2019		2018
	Minimum	Maximum	Minimum	Maximum
Dividend yield	2.56%	2.92%	2.70%	2.74%
Risk-free interest rate	1.42%	2.28%	2.57%	2.96%
Expected volatility	16.07%	16.37%	16.27%	30.88%
Weighted average expected life	5.0	5.8	5.4	6.2
Weighted average per share value of options	$1.72	2.12	1.97	4.26

The Company's policy is to adjust compensation expense at the time of actual stock grant forfeiture.

A summary of the Company’s stock option activity for the years ended December 31, 2019, 2018 and 2017 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Years Remaining in Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding December 31, 2016	1,362,499	$11.83	7.74	8,785
Options exercisable at December 31, 2016	304,595	9.66	6.44	2,625

Granted	20,000	18.78		(35)
Exercised	(211,205)	6.48		2,233
Forfeited	(12,195)	14.83		27
Outstanding December 31, 2017	1,159,099	12.89	7.24	4,870
Options exercisable at December 31, 2017	331,097	12.53	7.10	1,501

Granted	80,000	17.23		3
Exercised	(106,030)	12.30		473
Forfeited	(72,000)	13.97		224
Outstanding December 31, 2018	1,061,069	13.21	6.47	3,850
Options exercisable at December 31, 2018	421,068	12.78	6.23	1,688

Granted	30,000	17.13		56
Exercised	(50,298)	13.10		298
Forfeited	(15,000)	15.62		51
Outstanding December 31, 2019	1,025,771	13.29	5.56	5,887
Options exercisable at December 31, 2019	546,770	12.93	5.31	3,335

The following table summarizes information about the Company's stock options outstanding at December 31, 2019.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price	Remaining Life (Years)
Range of Exercise Prices
$0.01 - $5.00	4,233	$1.73	2.01	4,233	$1.73	2.01
$5.01 - $10.00	-	-	-	-	-	-
$10.01 - $15.00	903,538	12.81	5.21	517,537	12.82	5.22
Over $15.01	118,000	17.55	8.36	25,000	17.84	7.75
	1,025,771	$13.29	5.56	546,770	$12.93	5.31

The following table summarizes information about the Company’s nonvested stock option activity for the years ended December 31, 2019 and 2018:

Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2017	828,002	$3.27
Granted	80,000	3.66
Vested	(200,001)	3.27
Forfeited	(68,000)	3.46
Nonvested at December 31, 2018	640,001	3.30

Nonvested at December 31, 2018	640,001	3.30
Granted	30,000	1.87
Vested	(176,000)	3.28
Forfeited	(15,000)	2.34
Nonvested at December 31, 2019	479,001	3.24

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  Expense for the stock options granted of $582,000, $608,000 and $638,000 was recognized during the years ended December 31, 2019, 2018 and 2017, respectively.  At December 31, 2019, the Company had $1.1 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 24 months.

The following table summarizes information about the Company’s restricted stock shares activity for the years ended December 31, 2019 and 2018:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	259,200	$12.85
Granted	-	-
Vested	(93,100)	12.84
Forfeited	(3,500)	12.75
Nonvested at December 31, 2018	162,600	12.85

Nonvested at December 31, 2018	162,600	12.85
Granted	-	-
Vested	(89,600)	12.84
Forfeited	-	-
Nonvested at December 31, 2019	73,000	12.86

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  Expense for the restricted stock awards of $486,000, $1.2 million and $1.3 million was recorded for the years ended December 31, 2019, 2018 and 2017, respectively.  At December 31, 2019, the Company had $660,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 25 months.

11)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank’s plan.  Waterstone Mortgage employees over 18 years of age are eligible to participate in its plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made matching contributions of $1.0 million, $971,000 and $825,000 to the plans during the years ended December 31, 2019, 2018 and 2017 respectively.

12)	Employee Stock Ownership Plan

All employees are eligible to participate in the WaterStone Bank Employee Stock Ownership Plan (the “Plan”) after they attain 21 years of age and complete 12 consecutive months of service in which they work at least 1,000 hours of service.  The Plan debt is secured by shares of the Company.  The Company has committed to make annual contributions to the Plan necessary to repay the loan, including interest.

 During the year ended December 31, 2005, the Plan borrowed $8.5 million from the Company and purchased 835,610 shares of common stock of the Company in the open market. During the year ended December 31, 2014, the Plan borrowed an additional $23.8 million from the Company, refinanced the remaining 83,561 shares (related to the 2005 Plan purchase), and purchased an additional 2,024,000 shares of common stock of the Company in the open market.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-twentieth of the total 2,107,561 shares are scheduled to be released annually as shares are earned over a period of 20 years, beginning with the period ended December 31, 2014.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as “Unearned ESOP shares” in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $1.8 million, $1.8 million and $2.0 million, respectively for the years ended December 31, 2019, 2018 and 2017.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, 2019 and 2018 is as follows:

	2019	2018
Beginning ESOP shares	1,580,671	1,686,049
Shares committed to be released	(105,378)	(105,378)
Unreleased shares	1,475,293	1,580,671
Fair value of unreleased shares (in millions)	$28.1	26.5

13)	Income Taxes

The provision for income taxes for the year ended December 31, 2019, 2018 and 2017 consists of the following:

	Years ended December 31,
	2019	2018	2017
	(In Thousands)
Current:
Federal	$8,377	7,087	13,028
State	2,655	1,904	2,362
	11,032	8,991	15,390
Deferred:
Federal	619	452	2,960
State	20	83	119
	639	535	3,079
Total	$11,671	9,526	18,469

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2019, 2018 and 2017 as follows:

	Years ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Income before income taxes	$47,574	40,280	44,433
Tax at Federal statutory rate (21% in 2019 and 2018, 35% in 2017)	9,991	8,459	15,552
Add (deduct) effect of:
State income taxes net of Federal income tax benefit	2,113	1,570	1,613
Cash surrender value of life insurance	(406)	(388)	(632)
Non-deductible ESOP and stock option expense	186	188	380
Tax-exempt interest income	(236)	(248)	(449)
Non-deductible compensation	216	177	280
Deferred tax asset revaluation	-	-	2,644
Stock compensation	(146)	(160)	(1,074)
Other	(47)	(72)	155
Income tax provision	11,671	9,526	18,469
Effective tax rate	24.5%	23.6%	41.6%

The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2019 and 2018:

	December 31,
	2019	2018
Gross deferred tax assets:	(In Thousands)
Restricted stock and stock options	440	526
Allowance for loan losses	3,031	3,239
Repurchase reserve for loans sold	244	139
Non-accrual interest	262	292
Real estate owned	305	741
Capital loss carryforward	-	23
Unrealized loss on impaired securities	23	23
Unrealized loss on securities available for sale, net	-	695
Lease liability	2,170	-
Other	32	98
Total gross deferred tax assets	6,507	5,776
Gross deferred tax liabilities:
Excess tax depreciation	(80)	(28)
Unrealized gain on securities available for sale, net	(429)	-
Mortgage servicing rights	(75)	(29)
FHLB stock dividends	(51)	(68)
Lease asset	(2,053)	-
Deferred loan fees	(406)	(475)
Deferred liabilities	(3,094)	(600)
Net deferred tax assets	$3,413	5,176

The Company had a Wisconsin net operating loss carry forward of $22,000 at December 31, 2019 which will begin to expire in 2028. The Company has no capital loss carryforwards as of December 31, 2019.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2019 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and combined state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to state income tax examinations by certain state tax authorities for years before 2015 or subject to federal tax examinations for the years before 2016.

14)	Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

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

	December 31,
	2019	2018
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans(1)	$13,389	33,762
Commitments to extend credit under home equity lines of credit	13,776	14,903
Unused portion of construction loans	90,439	79,776
Unused portion of business lines of credit	14,623	16,778
Standby letters of credit	885	860
           (1) Excludes commitments to originate loans held for sale, which are discussed in Footnote 15 - Derivative Financial Instruments.
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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2019 and 2018.

In the normal course of business, the Company, or it's subsidiaries are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Herrington et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation was a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington. The judgment was appealed by Waterstone to the Seventh Circuit Court of Appeals, where oral argument was held on May 29, 2018.  On October 22, 2018, the Seventh Circuit issued a ruling vacating the District Court's order enforcing the arbitration award.  It found that Plaintiff Herrington had an enforceable class action waiver in her arbitration agreement, and remanded the case to the District Court.  On April 25, 2019, the District Court held that Plaintiff’s claims must be resolved through single-plaintiff arbitration. As a result, it vacated the July 5, 2017 arbitration award in its entirety, and issued a revised judgement in Waterstone’s favor.

In May 2019, Herrington re-initiated her individual arbitration. Over Waterstone’s objection, the arbitrator considered evidence from the prior vacated proceeding. A hearing was held in Herrington’s individual arbitration in November 2019, and Herrington sought over $55,000 in damages on her individual claim, plus punitive damages, attorney fees and costs. The arbitrator issued a written award on February 18, 2020 and in which he found Waterstone liable for damages.  Herrington has requested damages of approximately $15,000. The arbitrator has not yet awarded a damages figure. The arbitrator also has not yet ruled on the issue of attorney fees.

Waterstone disagrees with the ruling and will vigorously pursue all available challenges to it. Waterstone still retains the right to challenge the award in Court, through a motion to vacate or modify the award. Even if the award is confirmed and a judgment is entered, it retains its appellate rights to challenge the award before the Seventh Circuit. Waterstone believes there are meaningful avenues for appeal, including challenging the arbitrator’s reliance on prior findings from a vacated proceeding. Given these recent developments, Waterstone does not believe a loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter. However, given the award, a loss is reasonably possible and Waterstone would not characterize the chance of any loss as “remote.” If the arbitrator’s award is confirmed, we estimate that Herrington would recover approximately $15,000 in damages. The Company expects that Herrington will also seek to recover significant fees from both the individual and the prior vacated collective arbitration, but cannot estimate a reasonable range of the fees Herrington will seek or that will be awarded at this time. On the other hand, if Waterstone prevails in challenging the award, it could be vacated in whole or in part.

Various Claimants v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation was a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court entered a judgment against Waterstone in the amount of $7,267,919 in damages to Claimants, $3,298,851 in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington.

The judgment was then appealed by Waterstone to the Seventh Circuit Court of Appeals. On October 22, 2018, the Seventh Circuit issued a ruling vacating the District Court’s order enforcing the arbitration award. It found that Plaintiff Herrington had an enforceable class action waiver in her arbitration agreement, and remanded the case to the District Court. On April 25, 2019, the District Court held that Plaintiff Herrington’s claims must be resolved through single-plaintiff arbitration. As a result, it vacated the July 5, 2017 arbitration award in its entirety, and issued a revised judgment in Waterstone’s favor.

In May 2019, approximately 89 of the prior claimants in the aforementioned class action lawsuit filed new demands in arbitration asserting similar claims (“the Arbitrations”). For the other claimants, Waterstone has answered those demands and denies the allegations, and Waterstone will continue to vigorously defend its interests in these matters. Waterstone does not believe a loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter. However, an unfavorable outcome is reasonably possible and Waterstone would not characterize the chance of any loss as “remote.” Given the early stage of the numerous proceedings, Waterstone cannot yet offer an opinion on the estimated range of any possible loss, in the event of an unfavorable opinion.

15)	Derivative Financial Instruments

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At December 31, 2019, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $345.0 million and interest rate lock commitments with an aggregate notional amount of approximately $174.3 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2019 included a gain of $3,000  that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2019 included a gain of $1.8 million that is reported as a component of other assets on the Company's consolidated statements of financial condition. At December 31, 2018, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $276.3 million and interest rate lock commitments with an aggregate notional amount of approximately $164.9 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2018 included a loss of $1.1 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2018 included a gain of $2.0 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of representations and warranties. The Company's agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase or a return of servicing release premium could be required if defined delinquency issues or an early payoff occured during the limited recourse period.

The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These derivatives generally work together as an economic interest rate hedge, but the Company does not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability are recorded as either a charge or credit to current earnings during the period in which the changes occurred. The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities on the Company's consolidated statement of financial condition, respectively, in equal amounts for these transactions.

At December 31, 2019, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $30.9 million. The Company receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in December 2029. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported as a component of other assets on the Company's consolidated statement of financial condition of $680,000. As of December 31, 2019, no interest rate swaps were in default.

At December 31, 2019, the aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $30.9 million. The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in December 2029. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported as a component of other liabilities on the Company's consolidated statement of financial condition of $680,000. No right of offset existed with dealer counterparty swaps as of December 31, 2019.

All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged $710,000 in cash to secure its obligation under these contracts at December 31, 2019.

There were no loan interest rate swaps as of December 31, 2018.

16)	Fair Value Measurements

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

The following table presents information about our assets and liabilities recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2019	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$34,150	-	34,150	-
Collateralized mortgage obligations
Government sponsored enterprise issued	81,754	-	81,754	-
Municipal securities	53,692	-	53,692	-
Other debt securities	8,880	-	8,880	-
Loans held for sale	220,123	-	220,123	-
Mortgage banking derivative assets	1,835	-	-	1,835
Interest rate swap assets	680	-	680	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	680	-	680	-

		Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$41,631	-	41,631	-
Collateralized mortgage obligations
Government sponsored enterprise issued	74,955	-	74,955	-
Municipal securities	55,948	-	55,948	-
Other debt securities	13,186	-	13,186	-
Loans held for sale	141,616	-	141,616	-
Mortgage banking derivative assets	2,014	-	-	2,014
Liabilities
Mortgage banking derivative liabilities	1,116	-	-	1,116

The following summarizes the valuation techniques for assets and liabilities recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

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

Mortgage banking derivatives - Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. The Company utilizes a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment and then multiplying by quoted investor prices. The Company also utilizes a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that one or more of the inputs significant in the valuation of both of the mortgage banking derivatives fall within Level 3 of the fair value hierarchy. The change in fair value is recorded through an adjustment to the statement of operations, within mortgage banking income.

Interest rate swap assets/liabilities - The Company offers loan level swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution / swap counterparty. The fair values of derivatives are based on valuation models using observable market data as of the measurement date.  Our derivatives are traded in an over-the-counter market where quoted market prices are not always available.  Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs.  The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position.  The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Interest rate swap assets and liabilities are considered to be Level 2 in the fair value hierarchy of valuation techniques. The change in fair value is recorded through an adjustment to the statement of operations, within other income and other expense.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2019 and 2018.

Mortgage banking derivatives, net

Balance at December 31, 2017	$2,004

Transfer into level 3	-
Mortgage derivative loss, net	(1,106)
Balance at December 31, 2018	898

Transfer into level 3	-
Mortgage derivative gain, net	937
Balance at December 31, 2019	$1,835

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2019	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$185	-	-	185
Real estate owned	748	-	-	748
Impaired mortgage servicing rights	206	-	-	206

		Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$2,876	-	-	2,876
Real estate owned	2,152	-	-	2,152
_________
(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2019, loans determined to be impaired with an outstanding balance of $224,000 were carried net of specific reserves of $39,000 for a fair value of $185,000.  At December 31, 2018, loans determined to be impaired with an outstanding balance of $3.1 million were carried net of specific reserves of $186,000 for a fair value of $2.9 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  There were no changes in the fair value of real estate owned for the year ended December 31, 2019. Changes in the fair value of real estate owned was $309,000 for the year ended December 31, 2018 and are recorded in real estate owned expense. At December 31, 2019 and December 31, 2018, real estate owned totaled $748,000 and $2.2 million, respectively.

Mortgage servicing rights -  The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  For the purpose of measuring impairment, mortgage servicing rights are stratified based upon predominant risk characteristics of the underlying loans.  At December 31, 2019, there was $77,000 of impairment on mortgage servicing rights. At December 31, 2018, there was no impairment identified for mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant Unobservable Input Value
	December 31, 2019	Valuation Technique	Unobservable Inputs	Minimum Value	Maximum Value
Mortgage banking derivatives	1,835,000	Pricing models	Pull through rate	24.8%	100.0%
Impaired loans	185,000	Market approach	Discount rates applied to appraisals	15.0%	15.0%
Real estate owned	748,000	Market approach	Discount rates applied to appraisals	36.1%	65.2%
Mortgage servicing rights	282,000	Pricing models	Prepayment rate	12.8%	30.0%
			Discount rate	11.0%	12.1%
			Cost to service	$82.00	$247.00

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2019 and December 31, 2018:

	December 31, 2019					December 31, 2018
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$74,300	74,300	65,800	8,500	-	86,101	86,101	73,601	12,500	-
Securities available-for-sale	178,476	178,476	-	178,476	-	185,720	185,720	-	185,720	-
Loans held for sale	220,123	220,123	-	220,123	-	141,616	141,616	-	141,616	-
Loans receivable	1,388,031	1,426,224	-	-	1,426,224	1,379,148	1,311,633	-	-	1,311,633
FHLB stock	21,150	21,150	-	21,150	-	19,350	19,350	-	19,350	-
Accrued interest receivable	5,344	5,344	5,344	-	-	5,337	5,337	5,337	-	-
Mortgage servicing rights	282	282	-	-	282	109	109	-	-	109
Mortgage banking derivative assets	1,835	1,835	-	-	1,835	2,014	2,014	-	-	2,014
Interest rate swap assets	680	680	-	680	-	-	-	-	-	-

Financial Liabilities
Deposits	1,067,776	1,070,083	328,005	742,078	-	1,038,495	1,038,544	302,622	735,922	-
Advance payments by borrowers for taxes	4,212	4,212	4,212	-	-	4,371	4,371	4,371	-	-
Borrowings	483,562	483,846	-	483,846	-	435,046	432,269	-	432,269	-
Accrued interest payable	1,559	1,559	1,559	-	-	1,395	1,395	1,395	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	1,116	1,116	-	-	1,116
Interest rate swap liabilities	680	680	-	680	-	-	-	-	-	-

The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents is a reasonable estimate of fair value. The commercial paper instruments with a maturity of less than 90 days also approximates its fair value with its carrying value.

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at December 31, 2019 and December 31, 2018.

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

Interest Rate Swap Assets and Liabilities

The carrying value and fair value of existing derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

17)	Earnings Per Share

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

Presented below are the calculations for basic and diluted earnings per share:

	For the year ended December 31,
	2019	2018	2017
	(In Thousands, except per share amounts)
Net income	$35,903	30,754	25,964

Weighted average shares outstanding	26,021	27,363	27,467
Effect of dilutive potential common shares	226	271	432
Diluted weighted average shares outstanding	26,247	27,634	27,899

Basic income per share	$1.38	1.12	0.95
Diluted income per share	$1.37	1.11	0.93

18)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2019	2018
	(In Thousands)
Assets
Cash and cash equivalents	$54,730	20,116
Investment in subsidiaries	342,295	380,897
Other assets	187	2,476
Total Assets	$397,212	403,489

Liabilities and shareholders' equity
Liabilities:
Other liabilities	$3,526	3,810
Shareholders' equity
Preferred Stock (par value $.01 per share), Authorized - 50,000,000 shares in 2019 and 2018, no shares issued	-	-
Common stock (par value $.01 per share), Authorized - 100,000,000 shares in 2019 and in 2018, Issued - 27,148,411 in 2019 and 28,463,239 in 2018, Outstanding - 27,148,411 in 2019 and 28,463,239 in 2018	271	285
Additional paid-in-capital	211,997	232,406
Retained earnings	197,393	187,153
Unearned ESOP shares	(16,617)	(17,804)
Accumulated other comprehensive gain (loss) (net of taxes)	642	(2,361)
Total shareholders' equity	393,686	399,679
Total liabilities and shareholders' equity	$397,212	403,489

Statements of Operations

	For the year ended December 31,
	2019	2018	2017
	(In Thousands)

Interest income	$793	656	675
Equity in income of subsidiaries (distributed and undistributed)	35,784	30,722	25,937
Total income	36,577	31,378	26,612

Professional fees	58	37	57
Other expense	577	577	575
Total expense	635	614	632

Income before income tax expense	35,942	30,764	25,980

Income tax expense	39	10	16
Net income	$35,903	30,754	25,964

Statements of Cash Flows

	For the year ended December 31,
	2019	2018	2017
	(In Thousands)
Cash flows from operating activities
Net income	$35,903	30,754	25,964
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of unearned ESOP	1,805	1,796	1,956
Stock based compensation	1,067	1,760	1,902
Deferred income taxes	-	-	(58)
Equity in earnings of subsidiaries	(35,784)	(30,722)	(25,937)
Change in other assets and liabilities	1,235	(4,019)	530
Net cash provided by (used in) operating activities	4,226	(431)	4,357

Net cash used in investing activities	-	-	-

Dividends received from subsidiary	78,456	36,535	14,698
Cash dividends on common stock	(25,960)	(27,050)	(26,952)
Proceeds from stock option exercises	659	1,304	1,052
Purchase of common stock returned to authorized but unissued	(22,767)	(19,196)	(2,190)
Net cash provided by (used in) financing activities	30,388	(8,407)	(13,392)
Net increase (decrease) in cash	34,614	(8,838)	(9,035)
Cash and cash equivalents at beginning of year	20,116	28,954	37,989
Cash and cash equivalents at end of year	$54,730	20,116	28,954

19)	Segment Reporting

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

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the primary purpose of sale in the secondary market. Mortgage banking products and services are provided by offices in 24 states with the ability to lend in 48 states.

	As of or for the Year ended December 31, 2019
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income (loss)	$54,019	(1,910)	88	52,197
Provision (credit) for loan losses	(1,050)	150	-	(900)
Net interest income (loss) after provision for loan losses	55,069	(2,060)	88	53,097

Noninterest income	5,020	126,910	(1,180)	130,750

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	18,195	84,230	(707)	101,718
Occupancy, office furniture, and equipment	3,752	6,854	-	10,606
Advertising	920	2,965	-	3,885
Data processing	2,121	1,493	16	3,630
Communications	358	1,001	-	1,359
Professional fees	813	2,734	58	3,605
Real estate owned	(176)	30	-	(146)
Loan processing expense	-	3,288	-	3,288
Other	2,205	6,741	(618)	8,328
Total noninterest expenses	28,188	109,336	(1,251)	136,273
Income before income taxes	31,901	15,514	159	47,574
Income taxes	7,296	4,336	39	11,671
Net income	$24,605	11,178	120	35,903

Total Assets	$1,955,999	258,928	(218,580)	1,996,347

	As of or for the Year ended December 31, 2018
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income	$54,946	(850)	81	54,177
Provision (credit) for loan losses	(1,150)	90	-	(1,060)
Net interest income (loss) after provision for loan losses	56,096	(940)	81	55,237

Noninterest income	4,299	115,429	(1,529)	118,199

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	18,385	79,982	(583)	97,784
Occupancy, office furniture and equipment	3,307	7,548	-	10,855
Advertising	749	3,374	-	4,123
Data processing	1,671	1,105	16	2,792
Communications	425	1,186	-	1,611
Professional fees	967	1,343	17	2,327
Real estate owned	1	-	-	1
Loan processing expense	-	3,372	-	3,372
Other	2,715	8,522	(946)	10,291
Total noninterest expenses	28,220	106,432	(1,496)	133,156
Income before income taxes	32,175	8,057	48	40,280
Income taxes	7,273	2,243	10	9,526
Net income	$24,902	5,814	38	30,754

Total Assets	$1,913,647	166,926	(165,192)	1,915,381

	As of or for the Year ended December 31, 2017
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$50,608	(49)	174	50,733
Provision (credit) for loan losses	(1,300)	134	-	(1,166)
Net interest income (loss) after provision for loan losses	51,908	(183)	174	51,899

Noninterest income	3,942	122,091	(1,620)	124,413

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	17,495	80,077	(488)	97,084
Occupancy, office furniture and equipment	3,127	7,051	-	10,178
Advertising	627	2,706	-	3,333
Data processing	1,619	805	15	2,439
Communications	408	1,152	-	1,560
Professional fees	782	1,837	37	2,656
Real estate owned	379	-	-	379
Loan processing expense	-	3,062	-	3,062
Other	2,828	9,400	(1,040)	11,188
Total noninterest expenses	27,265	106,090	(1,476)	131,879
Income before income taxes	28,585	15,818	30	44,433
Income taxes	12,228	6,225	16	18,469
Net income	$16,357	9,593	14	25,964

Total Assets	$1,834,191	173,237	(201,027)	1,806,401

20)          Business Combination

Academy Mortgage Corporation Branch

On June 29, 2018, Waterstone Mortgage Corporation, a subsidiary of WaterStone Bank SSB, completed an acquisition of a branch of Academy Mortgage Corporation ("Academy"), a mortgage banking company in New Mexico. Waterstone Mortgage Corporation paid Academy approximately $600,000 in cash for the transaction.

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

21)	Leases

The Company has entered into operating lease agreements for two of its community banking branch locations, all of its mortgage banking office locations, and some of its office equipment.  The leases have fixed terms defined regarding the payments and length.  The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of financial condition. Some of the leases included options to extend the leases.  These options are reviewed and factored into the length of the lease if the option is expected to be extended.  Leases did not contain an implicit rate; therefore, the Company used the incremental borrowing rates for the discount rate.  There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the twelve months ended December 31, 2019.

At December 31, 2019, the Company had lease liabilities totaling $8.9 million and right-of-use assets totaling $8.4 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively, on the consolidated statements of financial condition.

The cost components of our operating leases were as follows for the year ended December 31, 2019:

Year ended December 31, 2019
(In Thousands)
Operating lease cost	$2,988
Variable cost	822
Short-term lease cost	965
Total	$4,775

At December 31, 2019, the Company had leases that had not yet commenced, but will create approximately $200,000 of additional lease liabilities and right-of-use assets for the Company in the first quarter of 2020.

The table below summarizes other information related to our operating leases:

Year ended December 31, 2019
(Dollars in Millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3.2
Initial recognition of right-of-use asset	11.4
Initial recognition of lease liabilities	11.9
Weighted average remaining lease term - operating leases, in years	3.11
Weighted average discount rate - operating leases	5.9%

As of December 31, 2019, lease liability information for the Company is summarized in the following table.

Maturity analysis	Operating leases
(In Thousands)
One year or less	$3,222
More than one year through two years	2,490
More than two years through three years	1,683
More than three years through four years	1,259
More than four years through five years	515
More than five years	983
Total lease payments	10,152
Present value discount	(1,272)
Lease liability	$8,880

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

Disclosure Controls and Procedures: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Change in Internal Control Over Financial Reporting:  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 is effective.

RSM US LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Waterstone Financial, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Waterstone Financial Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 13, 2020 expressed an unqualified opinion.

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

Chicago, Illinois
March 13, 2020

Item 9B.       Other Information.

None

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

The information in the Company’s definitive Proxy Statement, prepared for the 2020 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Proposal 1 - Election of Directors” and compliance with Section 16 reporting requirements under the caption “Deliquent Section 16(a) Reports” continued below and information concerning corporate governance under the caption “Other Board and Corporate Governance Matters” and "Board Meetings and Committees" in Part I hereof is incorporated herein by reference.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 62	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
William F. Bruss, 50	General Counsel, Executive Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Mark R. Gerke, 45	Chief Financial Officer and Vice President of Waterstone Financial and of WaterStone Bank	2016
Andy Peach, 54	Chief Executive Officer and President of Waterstone Mortgage Corporation	2019
Julie A. Glynn, 56	Senior Vice President and Director of Retail Banking of WaterStone Bank	2018

*	Excluding directorships and excluding positions with Bank subsidiary that do not constitute a substantial part of the officers’ duties.

Item 11.      Executive Compensation

The information in the Company’s definitive Proxy Statement, prepared for the 2020 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company’s definitive Proxy Statement, prepared for the 2020 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Beneficial Ownership of Common Stock” is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2019 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2006 Equity Incentive Plan	1,366,301	(1)	$4.20	102,322
2015 Equity Incentive Plan	1,759,000	(2)	$13.27	1,783,000
__________
(1)
Consists of 1,000,140 shares reserved for grants of stock options and 366,161 shares reserved for grants of restricted stock.  On December 31, 2019, 7,237 options were outstanding with a weighted average exercise price of $4.20 of which 7,237 were exercisable as of that date.

(2)
Consists of 1,213,000 shares reserved for grants of stock options and 546,000 shares reserved for grants of restricted stock.  On December 31, 2019, 1,053,832 options were outstanding with a weighted average exercise price of $13.27 of which 413,831 were exercisable as of that date.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information in the Company’s definitive Proxy Statement, prepared for the 2020 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Transactions with Certain Related Parties” and “Board Meetings and Committees” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company’s definitive Proxy Statement, prepared for the 2020 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Ratification of the Appointment of Our Independent Registered Public Accounting Firm,” is incorporated herein by reference.

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
1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Report of RSM US LLP, Independent Registered Public Accounting Firm, on consolidated financial statements.

Consolidated Statements of Financial Condition – December 31, 2019 and 2018.

Consolidated Statements of Operations – Years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Income  – Years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017.

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

WATERSTONE FINANCIAL, INC
(“Waterstone Financial” or the “Company”)
Commission File No. 000-51507

EXHIBIT INDEX
TO
2019 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2019:

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	Articles of Incorporation of the Company (3)

3.2	Bylaws of the Company (3)

4.1	Common Stock Certificate (1)

4.2	Description of Registant’s Securities		X

10.1	Wauwatosa Holdings, Inc 2006 Equity Incentive Plan †(2)

10.2	Waterstone Financial, Inc. 2015 Equity Incentive Plan †(3)

10.3	Employment Agreement By and Between WaterStone Bank SSB and Douglas S. Gordon †(4)

10.4	Change in Control Agreement Between WaterStone Bank SSB and Julie Glynn †(5)

10.5	Resignation and Release Agreement Between Waterstone Mortgage Corporation and Eric J. Egenhoefer †(7)

10.6	Waterstone Financial, Inc. Incentive Plan †(6)

10.7	Employment Agreement By and Between Waterstone Mortgage Corporation and Andy Peach †(8)

21.1	List of Subsidiaries		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial		X

† Management compensation contract or agreement
(1) Incorporated by reference to the registration Statement on Form S-1 filed by Wauwatosa Holdings, Inc. (the predecessor corporation to Waterstone Financial, Inc., a federal corporation) (Commission file no. 333-125715), filed with the U.S. Securities and Exchange Commission on June 10, 2005.
(2) Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders filed by Wauwatosa Holdings, Inc. (the predecessor corporation to Waterstone Financial, Inc., a federal corporation) (Commission file no. 000-51507), filed with the U.S. Securities and Exchange Commission on March 27, 2006.
(3) Incorporated by reference to the registration Statement on Form S-1 (Registration No. 333-189160), initially filed with the U.S. Securities and Exchange Commission on June 7, 2013.
(4) Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 24, 2014 (File No. 001-36271).
(5) Incorporated by reference to Exhibit 10.6 to Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2019 (File No. 001-36271).
(6) Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 25, 2019 (File No. 001-36271).
(7) Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 4 2019 (File No. 001-36271).
(8) Incorporated by reference to Exhibit 10.1 to the Consent Report on Form 8-K filed with the SEC on September 19, 2019 (File No. 001-36271).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERSTONE FINANCIAL, INC.
March 13, 2020

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
Chief Financial Officer

/s/ Thomas E. Dalum
Thomas E Dalum, Director

/s/ Michael L. Hansen
Michael L. Hansen, Director

/s/ Kristine A. Rappé
Kristine A. Rappé, Director

/s/ Stephen J. Schmidt
Stephen J. Schmidt, Director

*Each of the above signatures is affixed as of March 13, 2020.