Form 10-Q
period 2020-03-31
Waterstone Financial, Inc.
filed 2020-05-13
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Yes      □            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 25,915,118 at May 12, 2020.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets	(Dollars In Thousands, except share and per share data)
Cash	$41,864	$52,814
Federal funds sold	9,473	12,704
Interest-earning deposits in other financial institutions and other short term investments	7,787	8,782
Cash and cash equivalents	59,124	74,300
Securities available for sale (at fair value)	171,489	178,476
Loans held for sale (at fair value)	262,736	220,123
Loans receivable	1,409,378	1,388,031
Less: Allowance for loan losses	13,226	12,387
Loans receivable, net	1,396,152	1,375,644

Office properties and equipment, net	24,621	25,028
Federal Home Loan Bank stock (at cost)	22,950	21,150
Cash surrender value of life insurance	70,018	69,665
Real estate owned, net	702	748
Prepaid expenses and other assets	48,884	31,213
Total assets	$2,056,676	$1,996,347

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$135,234	$130,063
Money market and savings deposits	221,464	197,942
Time deposits	729,370	739,771
Total deposits	1,086,068	1,067,776

Borrowings	522,180	483,562
Advance payments by borrowers for taxes	12,966	4,212
Other liabilities	63,636	47,111
Total liabilities	1,684,850	1,602,661

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized - 50,000,000 shares at March 31, 2020 and at December 31, 2019, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 100,000,000 shares at March 31, 2020 and at December 31, 2019
Issued - 26,274,974 at March 31, 2020 and 27,148,411 at December 31, 2019
Outstanding - 26,274,974 at March 31, 2020 and 27,148,411 at December 31, 2019	263	271
Additional paid-in capital	198,579	211,997
Retained earnings	187,812	197,393
Unearned ESOP shares	(16,320)	(16,617)
Accumulated other comprehensive income, net of taxes	1,492	642
Total shareholders’ equity	371,826	393,686
Total liabilities and shareholders’ equity	$2,056,676	$1,996,347

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2020	2019
	(In Thousands, except per share amounts)

Interest income:
Loans	$17,687	$17,104
Mortgage-related securities	702	759
Debt securities, federal funds sold and short-term investments	1,063	1,309
Total interest income	19,452	19,172
Interest expense:
Deposits	4,318	3,990
Borrowings	2,608	2,246
Total interest expense	6,926	6,236
Net interest income	12,526	12,936
Provision (credit) for loan losses	785	(680)
Net interest income after provision (credit) for loan losses	11,741	13,616
Noninterest income:
Service charges on loans and deposits	481	379
Increase in cash surrender value of life insurance	353	344
Mortgage banking income	30,406	23,359
Other	224	175
Total noninterest income	31,464	24,257
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	24,401	20,639
Occupancy, office furniture, and equipment	2,741	2,776
Advertising	900	958
Data processing	1,006	769
Communications	338	328
Professional fees	1,832	695
Real estate owned	11	32
Loan processing expense	1,076	805
Other	2,903	2,347
Total noninterest expenses	35,208	29,349
Income before income taxes	7,997	8,524
Income tax expense	1,928	1,982
Net income	$6,069	$6,542
Income per share:
Basic	$0.24	$0.25
Diluted	$0.24	$0.24
Weighted average shares outstanding:
Basic	25,405	26,499
Diluted	25,612	26,720

See accompanying notes to unaudited consolidated financial statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2020	2019
	(In Thousands)
Net income	$6,069	$6,542

Other comprehensive income, net of tax:
Net unrealized holding gains on available for sale securities:
Net unrealized holding gains arising during the period, net of tax expense of $(319) and $(565) respectively	850	1,510
Total other comprehensive income	850	1,510
Comprehensive income	$6,919	$8,052

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
For the three months ended March 31, 2019	(In Thousands, except per share amounts)
Balances at December 31, 2018	28,463	$$285	$232,406	$187,153	$(17,804)	$(2,361)	$399,679

Comprehensive income:
Net income	-	-	-	6,542	-	-	6,542
Other comprehensive income	-	-	-	-	-	1,510	1,510
Total comprehensive income							8,052

ESOP shares committed to be released to Plan participants	-	-	140	-	297	-	437
Cash dividend declared, $0.62 per share	-	-	-	(16,392)	-	-	(16,392)
Stock compensation activity, net of tax	23	-	292	-	-	-	292
Stock compensation expense	-	-	369	-	-	-	369
Purchase of common stock returned to authorized but unissued	(482)	(5)	(7,964)	-	-	-	(7,969)
Balances at March 31, 2019	28,004	$280	$225,243	$177,303	$(17,507)	$(851)	$384,468

For the three months ended March 31, 2020	(In Thousands, except per share amounts)
Balances at December 31, 2019	27,148	$$271	$211,997	$197,393	$(16,617)	$642	$393,686

Comprehensive income:
Net income	-	-	-	6,069	-	-	6,069
Other comprehensive income	-	-	-	-	-	850	850
Total comprehensive income							6,919

ESOP shares committed to be released to Plan participants	-	-	152	-	297	-	449
Cash dividend declared, $0.62 per share	-	-	-	(15,650)	-	-	(15,650)
Stock based compensation activity	39	1	452	-	-	-	453
Stock compensation expense	-	-	214	-	-	-	214
Purchase of common stock returned to authorized but unissued	(912)	(9)	(14,236)	-	-	-	(14,245)
Balances at March 31, 2020	26,275	$263	$198,579	$187,812	$(16,320)	$1,492	$371,826

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2020	2019
	(In Thousands)

Operating activities:
Net income	$6,069	$6,542
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision (credit) for loan losses	785	(680)
Provision for depreciation	646	608
Deferred taxes	40	1,187
Stock based compensation	214	369
Net amortization of premium/discount on debt and mortgage related securities	58	69
Amortization of unearned ESOP shares	449	437
Amortization and impairment of mortgage servicing rights	104	67
Gain on sale of loans held for sale	(31,837)	(23,551)
Loans originated for sale	(687,694)	(491,239)
Proceeds on sales of loans originated for sale	676,918	533,395
Increase in accrued interest receivable	(147)	(357)
Increase in cash surrender value of life insurance	(353)	(344)
(Decrease) increase in accrued interest on deposits and borrowings	(38)	33
Decrease in prepaid tax expense	96	122
Net gain related to real estate owned	(5)	(12)
Change in other assets and other liabilities	(2,968)	(8,882)
Net cash (used in) provided by operating activities	(37,663)	17,764

Investing activities:
Net increase in loans receivable	(21,293)	(756)
Net change in FHLB stock	(1,800)	-
Purchases of:
Mortgage related securities	(686)	(2,745)
Debt securities	(2,500)	-
Premises and equipment, net	(241)	(330)
Proceeds from:
Principal repayments on mortgage-related securities	9,729	5,997
Maturities of debt securities	1,555	250
Sales of real estate owned	59	528
Net cash (used in) provided by investing activities	(15,177)	2,944

Financing activities:
Net increase in deposits	18,292	(1,154)
Net change in short term borrowings	38,618	13,405
Cash paid for advance payments by borrowers for taxes	(3,040)	(3,922)
Cash dividends on common stock	(2,414)	(2,628)
Purchase of common stock returned to authorized but unissued	(14,245)	(7,969)
Proceeds from stock option exercises	453	292
Net cash provided by (used in) financing activities	37,664	(1,976)
(Decrease) increase in cash and cash equivalents	(15,176)	18,732
Cash and cash equivalents at beginning of period	74,300	86,101
Cash and cash equivalents at end of period	$59,124	$104,833

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$1,791	$1,238
Interest payments	6,964	6,203
Noncash activities:
Loans receivable transferred to real estate owned	-	30
Dividends declared but not paid in other liabilities	16,737	17,562

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2019 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period.

The preparation of the unaudited consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the allowance for loan losses, income taxes, and fair value measurements. Actual results could differ from those estimates.

Impacts of COVID-19

In March, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impact could occur though such potential impact is unknown at this time.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the quarter ended March 31, 2020 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements, other than that disclosed in Note 10 – Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities.

Reclassifications

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

Impact of Recent Accounting Pronouncements

ASC Topic 842 "Leases." Authoritative accounting guidance under ASC Topic 842, "Leases" amended prior guidance to require lessees to recognize the assets and liabilities arising from all leases on the balance sheet. The authoritative guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In addition, the qualifications for a sale and leaseback transaction have been amended. The authoritative guidance also requires qualitative and quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company used a prospective approach. The Company adopted ASC 842 as of January 1, 2019 with no impact on statement of income.  See the impact on the financial condition discussed in Note 15.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It included an option for entities to delay the adoption of ASC Topic 326 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Due to the uncertainty on the economy and unemployment from COVID-19, the Company has determined to delay its adoption of ASU 2016-13 and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13.

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

Management is validating the CECL model and methodologies; however we expect an initial increase to the allowance for credit loss, including reserves for unfunded commitments, not to exceed 130% of the December 31, 2019 allowance.  When finalized, this one-time increase as a result of the adoption of CECL will be recorded, net of tax, as an adjustment to retained earnings effective on the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. This estimate is subject to change based on continuing refinement and validation of the model and methodologies.

Financial statement users should be aware that the allowance for credit loss is, by design, inherently sensitive to changes in economic outlook, loan and lease portfolio composition, portfolio duration, and other factors.

As we continue to evaluate the provisions of ASU 2016-13 as of and for the three months ended March 31, 2020, we are considering the following in developing our forecast and its effect on our CECL calculations:

●	Duration, extent and severity of COVID-19;
●	Effect of government assistance; and
●	Unemployment and effect on economies and markets.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$30,857	$1,243	$-	$32,100
Collateralized mortgage obligations:
Government sponsored enterprise issued	75,108	2,765	-	77,873
Mortgage-related securities	105,965	4,008	-	109,973

Municipal securities	50,282	1,680	-	51,962
Other debt securities	12,500	26	(2,972)	9,554
Debt securities	62,782	1,706	(2,972)	61,516
	$168,747	$5,714	$(2,972)	$171,489

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$33,773	$422	$(45)	$34,150
Collateralized mortgage obligations:
Government sponsored enterprise issued	81,232	776	(254)	81,754
Mortgage-related securities	115,005	1,198	(299)	115,904

Municipal securities	51,898	1,795	(1)	53,692
Other debt securities	10,000	-	(1,120)	8,880
Debt securities	61,898	1,795	(1,121)	62,572
	$176,903	$2,993	$(1,420)	$178,476

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At March 31, 2020, $1.1 million of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2019, $1.2 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2020 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$3,497	$3,502
Due after one year through five years	35,518	36,203
Due after five years through ten years	13,126	13,984
Due after ten years	10,641	7,827
Mortgage-related securities	105,965	109,973
	$168,747	$171,489

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

March 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
(In Thousands)
Mortgage-backed securities	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations:
Government sponsored enterprise issued	-	-	-	-	-	-
Municipal securities	-	-	-	-	-	-
Other debt securities	-	-	7,028	(2,972)	7,028	(2,972)
	$-	$-	$7,028	$(2,972)	$7,028	$(2,972)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$2,929	$(20)	$2,849	$(25)	$5,778	$(45)
Collateralized mortgage obligations:
Government sponsored enterprise issued	21,723	(136)	7,180	(118)	28,903	(254)
Municipal securities	100	(1)	-	-	100	(1)
Other debt securities	-	-	8,880	(1,120)	8,880	(1,120)
	$24,752	$(157)	$18,909	$(1,263)	$43,661	$(1,420)

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

As of March 31, 2020, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price.  There have been no additional credit losses related to the security.  As of March 31, 2020, this security had an amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of March 31, 2020, the Company had one corporate debt security which had been in an unrealized loss position for twelve months or longer and these securities represent a loss of 29.7% of their aggregate amortized cost. The security were determined not to be other-than-temporarily impaired as of March 31, 2020. The Company has determined that the decline in fair value of the security is primarily attributable to an increase in market interest rates compared to the stated rates on this security and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell the security before recovery of the amortized cost basis, it is not considered other-than-temporarily impaired. The unrealized losses for the corporate debt security with an unrealized loss greater than 12 months is due to the current slope of the yield curve.  The security currently earns a floating rate that is indexed to the 10 year Treasury interest rate that is reset on a quarterly basis.  The Company does not intend to sell nor does it believe that it will be required to sell the security before recovery of their amortized cost basis.

Deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the three months ended March 31, 2020 and March 31, 2019, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$$479,259	$$480,280
Multi-family	588,555	584,859
Home equity	17,649	18,071
Construction and land	44,655	37,033
Commercial real estate	246,370	236,703
Consumer	890	832
Commercial loans	32,000	30,253
	$$1,409,378	$$1,388,031

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

Qualifying loans receivable totaling $1.08 billion and $1.07 billion at March 31, 2020 and December 31, 2019, respectively, were pledged as collateral against $510.0 million and $470.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at March 31, 2020 and December 31, 2019.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $6.3 million as of March 31, 2020 and December 31, 2019.  None of these loans were past due or considered impaired as of March 31, 2020 or December 31, 2019.

As of March 31, 2020 and December 31, 2019, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of March 31, 2020 and December 31, 2019 follows:

	As of March 31, 2020
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$5,462	$80	$4,658	$10,200	$469,059	$479,259
Multi-family	-	-	356	356	588,199	588,555
Home equity	334	-	43	377	17,272	17,649
Construction and land	-	-	-	-	44,655	44,655
Commercial real estate	-	-	70	70	246,300	246,370
Consumer	-	-	-	-	890	890
Commercial loans	22	-	-	22	31,978	32,000
Total	$5,818	$80	$5,127	$11,025	$1,398,353	$1,409,378

	As of December 31, 2019
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,179	$638	$3,969	$5,786	$474,494	$480,280
Multi-family	-	-	360	360	584,499	584,859
Home equity	-	10	-	10	18,061	18,071
Construction and land	-	-	-	-	37,033	37,033
Commercial real estate	-	-	303	303	236,400	236,703
Consumer	-	-	-	-	832	832
Commercial loans	6	-	-	6	30,247	30,253
Total	$1,185	$648	$4,632	$6,465	$1,381,566	$1,388,031

(1)   Includes $525,000 and $53,000 at March 31, 2020 and December 31, 2019, respectively, which are on non-accrual status.
(2)   Includes $- and $291,000 at March 31, 2020 and December 31, 2019, respectively, which are on non-accrual status.
(3)   Includes $1.2 million and $2.0 million at March 31, 2020 and December 31, 2019, respectively, which are on non-accrual status.

A summary of the activity for the three months ended March 31, 2020 and 2019 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended March 31, 2020
Balance at beginning of period	$4,907	$4,138	$201	$610	$2,145	$14	$372	$12,387
Provision (credit) for loan losses	(234)	160	32	76	654	10	87	785
Charge-offs	(6)	-	-	-	-	(1)	-	(7)
Recoveries	47	3	6	1	4	-	-	61
Balance at end of period	$4,714	$4,301	$239	$687	$2,803	$23	$459	$13,226

Three months ended March 31, 2019
Balance at beginning of period	$5,742	$4,153	$325	$400	$2,126	$20	$483	$13,249
Provision (credit) for loan losses	(550)	174	(47)	(47)	(122)	(13)	(75)	(680)
Charge-offs	(24)	-	(8)	-	-	-	-	(32)
Recoveries	13	4	6	-	1	-	-	24
Balance at end of period	$5,181	$4,331	$276	$353	$2,005	$7	$408	$12,561

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of March 31, 2020 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$29	$-	$-	$-	$2	$-	$-	$31
Allowance related to loans collectively evaluated for impairment	4,685	4,301	239	687	2,801	23	459	13,195
Balance at end of period	$4,714	$4,301	$239	$687	$2,803	$23	$459	$13,226

Loans individually evaluated for impairment	$8,439	$647	$387	$-	$346	$-	$-	$9,819
Loans collectively evaluated for impairment	470,820	587,908	17,262	44,655	246,024	890	32,000	1,399,559
Total gross loans	$479,259	$588,555	$17,649	$44,655	$246,370	$890	$32,000	$1,409,378

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of December 31, 2019 follows:

	One- to Four-Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$32	$-	$-	$-	$7	$-	$-	$39
Allowance related to loans collectively evaluated for impairment	4,875	4,138	201	610	2,138	14	372	12,348
Balance at end of period	$4,907	$4,138	$201	$610	$2,145	$14	$372	$12,387

Loans individually evaluated for impairment	$8,725	$667	$84	$-	$581	$-	$-	$10,057
Loans collectively evaluated for impairment	471,555	584,192	17,987	37,033	236,122	832	30,253	1,377,974
Total gross loans	$480,280	$584,859	$18,071	$37,033	$236,703	$832	$30,253	$1,388,031

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of March 31, 2020 and December 31, 2019:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2020
Substandard	$8,438	$647	$576	$-	$346	$-	$743	$10,750
Watch	5,205	-	-	-	1,397	-	699	7,301
Pass	465,616	587,908	17,073	44,655	244,627	890	30,558	1,391,327
	$479,259	$588,555	$17,649	$44,655	$246,370	$890	$32,000	$1,409,378

At December 31, 2019
Substandard	$8,725	$668	$285	$-	$581	$-	$754	$11,013
Watch	5,975	-	3	-	1,412	-	847	8,237
Pass	465,580	584,191	17,783	37,033	234,710	832	28,652	1,368,781
	$480,280	$584,859	$18,071	$37,033	$236,703	$832	$30,253	$1,388,031

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

The following tables present data on impaired loans at March 31, 2020 and December 31, 2019.

	As of March 31, 2020
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$215	$215	$29	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	2	411	2	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	217	626	31	409
Total Impaired with no Reserve
One- to four-family	8,224	9,242	-	1,018
Multi-family	647	1,470	-	823
Home equity	387	387	-	-
Construction and land	-	-	-	-
Commercial real estate	344	344	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	9,602	11,443	-	1,841
Total Impaired
One- to four-family	8,439	9,457	29	1,018
Multi-family	647	1,470	-	823
Home equity	387	387	-	-
Construction and land	-	-	-	-
Commercial real estate	346	755	2	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	$9,819	$12,069	$31	$2,250

	As of December 31, 2019
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$217	$217	$32	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	7	416	7	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	224	633	39	409
Total Impaired with no Reserve
One- to four-family	8,508	9,531	-	1,023
Multi-family	667	1,491	-	824
Home equity	84	84	-	-
Construction and land	-	-	-	-
Commercial real estate	574	574	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	9,833	11,680	-	1,847
Total Impaired
One- to four-family	8,725	9,748	32	1,023
Multi-family	667	1,491	-	824
Home equity	84	84	-	-
Construction and land	-	-	-	-
Commercial real estate	581	990	7	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	$10,057	$12,313	$39	$2,256

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

The following tables present data on impaired loans for the nine months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020		2019
	Average Recorded Investment	Interest Paid	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$216	$4	$354	$6
Multi-family	-	-	349	10
Home equity	-	-	86	2
Construction and land	-	-	-	-
Commercial real estate	5	10	2,481	26
Consumer	-	-	-	-
Commercial	-	-	-	-
	221	14	3,270	44
Total Impaired with no Reserve
One- to four-family	8,265	98	7,652	114
Multi-family	656	17	945	20
Home equity	388	4	138	1
Construction and land	-	-	-	-
Commercial real estate	349	4	388	4
Consumer	-	-	-	-
Commercial	-	-	16	-
	9,658	123	9,139	139
Total Impaired
One- to four-family	8,481	102	8,006	120
Multi-family	656	17	1,294	30
Home equity	388	4	224	3
Construction and land	-	-	-	-
Commercial real estate	354	14	2,869	30
Consumer	-	-	-	-
Commercial	-	-	16	-
	$9,879	137	12,409	183

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $9.6 million of impaired loans as of March 31, 2020 for which no allowance has been provided, $1.8 million in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans’ net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans which may result in additional provisions to the allowance for loans losses or charge-offs.

At March 31, 2020, total impaired loans included $3.9 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2019, total impaired loans included $4.0 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of March 31, 2020
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$619	4	$3,359	6
Multi-family	-	-	291	2	291	2
Commercial real estate	277	1	2	1	279	2
	$3,017	3	$912	7	$3,929	10

	As of December 31, 2019
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$685	5	$3,425	7
Multi-family	-	-	308	2	308	2
Commercial real estate	278	1	7	1	285	2
	$3,018	3	$1,000	8	$4,018	11

At March 31, 2020, $3.9 million in loans had been modified in troubled debt restructurings and $912,000 of these loans were included in the non-accrual loan total. The remaining $3.0 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, an $2,000 valuation allowance has been established as of March 31, 2020 with respect to the $3.9 million in troubled debt restructurings. As of December 31, 2019, a $7,000 valuation allowance had been established with respect to the $4.0 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.
The following presents troubled debt restructurings by concession type:

	As of March 31, 2020
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,610	6	$2	1	$3,612	7
Interest reduction	317	3	-	-	317	3
	$3,927	9	$2	1	$3,929	10

	As of December 31, 2019
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,246	6	$448	2	$3,694	8
Interest reduction	324	3	-	-	324	3
	$3,570	9	$448	2	$4,018	11

There were no loans modified as troubled debt restructurings during the three or three months ended March 31, 2020 and March 31, 2019.  There were no troubled debt restructurings within the past twelve months for which there was a default during the three months ended March 31, 2020 and March 31, 2019.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act.

The following table presents data on non-accrual loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in Thousands)
Non-accrual loans:
Residential real estate:
One- to four-family	$5,698	$5,985
Multi-family	647	667
Home equity	387	70
Construction and land	-	-
Commercial real estate	70	303
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$6,802	$7,025
Total non-accrual loans to total loans receivable	0.48%	0.51%
Total non-accrual loans to total assets	0.33%	0.35%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	March 31, 2020	December 31, 2019
	(In Thousands)

One- to four-family	$-	$46
Multi-family	-	-
Construction and land	1,256	1,256
Commercial real estate	-	-
Total real estate owned	1,256	1,302
Valuation allowance at end of period	(554)	(554)
Total real estate owned, net	$702	$748

The following table presents the activity in the Company’s real estate owned:

	Three months ended March 31,
	2020	2019
	(In Thousands)
Real estate owned at beginning of the period	$748	2,152
Transferred from loans receivable	-	30
Sales (net of gains / losses)	(46)	(533)
Write downs	-	-
Other	-	-
Real estate owned at the end of the period	$702	1,649

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.3 million at March 31, 2020 and December 31, 2019, respectively.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Three months ended March 31,
	2020	2019
	(In Thousands)
Mortgage servicing rights at beginning of the period	$282	$109
Additions	58	97
Amortization	(51)	(10)
Sales	-	-
Mortgage servicing rights at end of the period	289	196
Valuation allowance during the period	(53)	(57)
Mortgage servicing rights at end of the period, net	$236	$139

During the three months ended March 31, 2020, $687.7 million in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $676.9 million, generating mortgage banking income of $30.4 million. The unpaid principal balance of loans serviced for others was $72.5 million and $64.9 million at March 31, 2020 and December 31, 2019, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $236,000 at March 31, 2020 and $147,000 at March 31, 2019. During the three months ended March 31, 2020 and March 31, 2019, the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ending December 31:	(In Thousands)
2020	$48
2021	47
2022	40
2023	35
2024	29
Thereafter	37
Total	$236

Note 6— Deposits

At March 31, 2020 and December 31, 2019, time deposits with balances greater than $250,000 amounted to $70.4 million and $70.6 million, respectively.

A summary of the contractual maturities of time deposits at March 31, 2020 is as follows:

(In Thousands)

Within one year	$704,255
More than one to two years	20,874
More than two to three years	2,504
More than three to four years	868
More than four through five years	869
$729,370

Note 7— Borrowings

Borrowings consist of the following:

	March 31, 2020		December 31, 2019
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement	$12,180	3.87%	$13,562	4.66%
Federal Home Loan Bank, Chicago	40,000	0.22%	-	-

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2027	50,000	1.73%	50,000	1.73%
2028	255,000	2.37%	255,000	2.37%
2029	165,000	1.61%	165,000	1.61%
	$522,180	1.94%	$483,562	2.11%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $12.2 million balance at March 31, 2020 and a $13.6 million balance at December 31, 2019.

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

The $40.0 million short-term advances consists of one $5.0 million advance with a fixed rate of 0.32% and a maturity date of April 1, 2020, one $15.0 million advance with a fixed rate of 0.20% and a maturity date of June 1, 2020, and one $20.0 million advance with a fixed rate of 0.20% and a maturity date of June 30, 2020.

The $50.0 million advance due in 2027 has a fixed rate of 1.73% and has a contractual maturity date in December 2027.

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

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of multi-family loans and 64% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $23.0 million at March 31, 2020 and $21.2 million at December 31, 2019. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As required by applicable legislation, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement.

The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the Community Bank Leverage Ratio framework; and qualified community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement is re-established at greater than 9%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9%  thereafter.  A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualified community bank, we plan to elect to opt-out of this definition beginning the second quarter of 2020.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the captial conservation buffer. The minimum captial conservation buffer is 2.5%.

As of March 31, 2020, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of March 31, 2020 and December 31, 2019 are presented in the table below:

	March 31, 2020
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$382,887	23.87%	$128,310	8.00%	$168,406	10.50%	$	N/A	N/A
WaterStone Bank	360,470	22.48%	128,310	8.00%	168,406	10.50%		160,387	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	369,661	23.05%	96,232	6.00%	136,329	8.50%		N/A	N/A
WaterStone Bank	347,244	21.65%	96,232	6.00%	136,329	8.50%		128,310	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	369,661	23.05%	72,174	4.50%	112,271	7.00%		N/A	N/A
WaterStone Bank	347,244	21.65%	72,174	4.50%	112,271	7.00%		104,251	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	369,661	18.37%	80,491	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	347,244	17.26%	80,491	4.00%	N/A	N/A		100,614	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	347,244	16.92%	123,158	6.00%	N/A	N/A		N/A	N/A

	December 31, 2019
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$404,748	26.17%	$123,731	8.00%	$162,398	10.50%	$	N/A	N/A
WaterStone Bank	353,357	22.85%	123,716	8.00%	162,378	10.50%		154,646	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	392,361	25.37%	92,799	6.00%	131,465	8.50%		N/A	N/A
WaterStone Bank	340,970	22.05%	92,787	6.00%	131,449	8.500%		123,716	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	392,361	25.37%	69,599	4.50%	108,265	7.00%		N/A	N/A
WaterStone Bank	340,970	22.05%	69,590	4.50%	108,252	7.00%		100,520	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	392,361	19.69%	79,691	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	340,970	17.11%	79,691	4.00%	N/A	N/A		99,614	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	340,970	17.11%	119,590	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense decreased $54,000, or 2.7%, to $1.9 million for the three months ended March 31, 2020 compared to $2.0 million during the three months ended March 31, 2019. Income tax expense was recognized on the statement of income during the three months ended March 31, 2020 at an effective rate of 24.1% of pretax income compared to 23.3% during the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company recognized a benefit of approximately $44,000 related to stock awards exercised compared to a benefit of $92,000 recognized during the three months ended March 31, 2019.

Note 10– Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

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

	March 31, 2020	December 31, 2019
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$17,185	$13,389
Commitments to extend credit under home equity lines of credit (2)	12,817	13,776
Unused portion of construction loans (3)	81,912	90,439
Unused portion of business lines of credit	18,367	14,623
Standby letters of credit	820	885

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of March 31, 2020 and December 31, 2019.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $1.9 million and $921,000 as of March 31, 2020 and December 31, 2019, respectively.

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

In May 2019, Herrington re-initiated her individual arbitration. Over Waterstone’s objection, the arbitrator considered evidence from the prior vacated proceeding. A hearing was held in Herrington’s individual arbitration in November 2019, and Herrington sought over $55,000 in damages on her individual claim, plus punitive damages, attorney fees and costs. The arbitrator issued a written award on February 18, 2020 and in which he found Waterstone liable for damages. Although he found Herrington was exempt under the outside sales exemption, he relied on evidence from the prior proceeding in finding Waterstone had waived and was estopped from asserting the exemption. He thus found Waterstone was liable for damages, based on an assumed workweek of 50 hours and $100 in unreimbursed expenses per workweek. The arbitrator has awarded Herrington $14,952 in damages on her claims.  Herrington has since sought $4.9 million in fees and costs on her award, which includes fees dating back to 2011 and the vacated proceeding. On May 6, 2020, the arbitrator issued an award that would allow Herrington to recover $1.1 million in attorney fees and costs.

Waterstone still retains the right to challenge the award in Court, through a motion to vacate or modify the award. Even if the award is confirmed and a judgment is entered, it retains its appellate rights to challenge the award before the Seventh Circuit. Waterstone continues to assess its avenues for appeal, including challenging the arbitrator’s reliance on prior findings from a vacated proceeding and the arbitrator’s fee award.  However, given the details of these recent developments, Waterstone does believe that it has met the criteria with respect to recognizing a loss contingency under relevant accounting principles. As such, the Company recorded a loss reserve with respect to this matter for approximately $1.1 million during the three months ended March 31, 2020.

Waterstone is actively pursuing claims against its former attorneys related to their prior representation of Waterstone in the Herrington v. Waterstone arbitration and related matters.

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

In May 2019, approximately 89 of the prior claimants in the aforementioned class action lawsuit filed new demands in arbitration asserting similar claims (“the Arbitrations”). Currently, the total amount of arbitrations is approximately 100, as some other individuals who filed in court have been compelled to arbitration. For the other claimants, Waterstone has answered those demands and denies the allegations, and Waterstone will continue to vigorously defend its interests in these matters. Waterstone does not believe a loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter. However, an unfavorable outcome is reasonably possible and Waterstone would not characterize the chance of any loss as “remote.” Given the early stage of the numerous proceedings, Waterstone cannot yet offer an opinion on the estimated range of any possible loss, in the event of an unfavorable opinion.

Note 11 – Derivative Financial Instruments

Mortgage Banking Derviatives

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At March 31, 2020, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $698.6 million and interest rate lock commitments with an aggregate notional amount of approximately $499.4 million.  The fair value of the forward commitments to sell mortgage loans at March 31, 2020 included a loss of $9.5 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at March 31, 2020 included a gain of $8.0 million that is reported as a component of other assets on the Company's consolidated statements of financial condition. At December 31, 2019, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $345.0 million and interest rate lock commitments with an aggregate notional amount of approximately $174.3 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2019 included a gain of $3,000 that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2019 included a gain of $1.8 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Interest Rate Swaps

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

The aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $30.8 million at March 31, 2020 and $30.9 million at December 31, 2019. The Company receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These interest rate swaps mature in December 2029. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported as a component of other assets on the Company's consolidated statement of financial condition of $3.8 million as of March 31, 2020 and $680,000 as of December 31, 2019. As of March 31, 2020 and December 31, 2019, no interest rate swaps were in default.

The aggregate amortizing notional value of interest rate swaps with dealer counterparties was $30.8 million as of March 31, 2020 and $30.9 million as of December 31, 2019. The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in December 2029. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported as a component of other liabilities on the Company's consolidated statement of financial condition of $3.8 million as of March 31, 2020 and $680,000 as of December 31, 2019. No right of offset existed with dealer counterparty swaps as of March 31, 2020 and December 31, 2019.

All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged $4.1 million in cash to secure its obligation under these contracts at March 31, 2020 and $710,000 in cash at December 31, 2019.

Note 12 – Earnings Per Share

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

There were 113,000 and 100,000 antidilutive shares of common stock in the three month periods ended March 31, 2020 and 2019.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended March 31,
	2020	2019

Net income	$6,069	6,542

Weighted average shares outstanding	25,405	26,499
Effect of dilutive potential common shares	207	221
Diluted weighted average shares outstanding	25,612	26,720

Basic earnings per share	$0.24	0.25
Diluted earnings per share	$0.24	0.24

Note 13 – Fair Value Measurements

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

The following table presents information about our assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2020	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Available-for-sale securities
Mortgage-backed securities	$32,100	$-	$32,100	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	77,873	-	77,873	-
Municipal securities	51,962	-	51,962	-
Other debt securities	9,554	-	9,554	-
Loans held for sale	262,736	-	262,736	-
Mortgage banking derivative assets	8,018	-	-	8,018
Interest rate swap assets	3,765	-	3,765	-
Liabilities
Mortgage banking derivative liabilities	9,465	-	-	9,465
Interest rate swap liabilities	3,765	-	3,765	-

		Fair Value Measurements Using
	December 31, 2019	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Available-for-sale securities
Mortgage-backed securities	$34,150	-	34,150	-
Collateralized mortgage obligations
Government sponsored enterprise issued	81,754	-	81,754	-
Municipal securities	53,692	-	53,692	-
Other debt securities	8,880	-	8,880	-
Loans held for sale	220,123	-	220,123	-
Mortgage banking derivative assets	1,835	-	-	1,835
Interest rate swap assets	680	-	680	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	680	-	680	-

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2020 and 2019.

	Three months ended March 31,
	2020	2019
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$1,835	898
Mortgage derivative (loss) gain, net	(3,282)	1,238
Mortgage derivative, net balance at the end of the period	$(1,447)	2,136

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2020	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$186	$-	$-	$186
Real estate owned	702	-	-	702
Impaired mortgage servicing rights	236	-	-	236

		Fair Value Measurements Using
	December 31, 2019	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$185	$-	$-	$185
Real estate owned	748	-	-	748
Impaired mortgage servicing rights	206	-	-	206

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At March 31, 2020, loans determined to be impaired with an outstanding balance of $217,000 were carried net of specific reserves of $31,000 for a fair value of $186,000. At December 31, 2019, loans determined to be impaired with an outstanding balance of $224,000 were carried net of specific reserves of $39,000 for a fair value of $185,000. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. There were no writedowns during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, real estate owned totaled $702,000 and $748,000, respectively.

Mortgage servicing rights – The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value. At March 31, 2020 and December 31, 2019, there were $130,000 and $77,000, respectively, of impairment on mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value	Weighted Average

Mortgage banking derivatives	$(1,447)	Pricing models	Pull through rate	-	92.0%	71.0%
Impaired loans	217	Market approach	Discount rates applied to appraisals	15.0%	15.0%	15.0%
Real estate owned	702	Market approach	Discount rates applied to appraisals	35.0%	65.0%	58.0%
Mortgage servicing rights	236	Pricing models	Prepayment rate	2.0%	36.4%	26.7%
			Discount rate	11.0%	12.4%	11.2%
			Cost to service	$81.68	$246.86	$92.08

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	March 31, 2020					December 31, 2019
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$59,124	$59,124	$51,624	$7,500	$-	$74,300	$74,300	$65,800	$8,500	$-
Securities available-for-sale	171,489	171,489	-	171,489	-	178,476	178,476	-	178,476	-
Loans held for sale	262,736	262,736	-	262,736	-	220,123	220,123	-	220,123	-
Loans receivable	1,409,378	1,433,906	-	-	1,433,906	1,388,031	1,426,224	-	-	1,426,224
FHLB stock	22,950	22,950	-	22,950	-	21,150	21,150	-	21,150	-
Accrued interest receivable	5,491	5,491	5,491	-	-	5,344	5,344	5,344	-	-
Mortgage servicing rights	236	236	-	-	236	282	282	-	-	282
Mortgage banking derivative assets	8,018	8,018	-	-	8,018	1,835	1,835	-	-	1,835
Interest rate swap asset	3,765	3,765	-	3,765	-	680	680	-	680	-

Financial Liabilities
Deposits	1,086,068	1,086,828	356,698	730,130	-	1,067,776	1,070,083	328,005	742,078	-
Advance payments by borrowers for taxes	12,966	12,966	12,966	-	-	4,212	4,212	4,212	-	-
Borrowings	522,180	529,695	-	529,695	-	483,562	483,846	-	483,846	-
Accrued interest payable	1,521	1,521	1,521	-	-	1,559	1,559	1,559	-	-
Mortgage banking derivative liabilities	9,465	9,465	-	-	9,465	-	-	-	-	-
Interest rate swap liability	3,765	3,765	-	3,765	-	680	680	-	680	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at March 31, 2020 and December 31, 2019.

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

Note 14 – Segment Reporting

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

Mortgage Banking

The mortgage banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 21 states with the ability to lend in 48 states.

Presented below is the segment information:

	As of or for the three months ended March 31, 2020
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$12,908	(379)	(3)	12,526
Provision for loan losses	750	35	-	785
Net interest income after provision for loan losses	12,158	(414)	(3)	11,741

Noninterest income	1,028	30,798	(362)	31,464

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,168	19,387	(154)	24,401
Occupancy, office furniture and equipment	1,014	1,727	-	2,741
Advertising	248	652	-	900
Data processing	605	395	6	1,006
Communications	97	241	-	338
Professional fees	198	1,620	14	1,832
Real estate owned	11	-	-	11
Loan processing expense	-	1,076	-	1,076
Other	580	2,552	(229)	2,903
Total noninterest expenses	7,921	27,650	(363)	35,208
Income before income taxes	5,265	2,734	(2)	7,997
Income tax expense	1,154	768	6	1,928
Net income (loss)	$4,111	1,966	(8)	6,069

Total assets	$2,018,092	311,570	(272,986)	2,056,676

	As of or for the three months ended March 31, 2019
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$13,132	(208)	12	12,936
Provision for loan losses	(700)	20	-	(680)
Net interest income after provision for loan losses	13,832	(228)	12	13,616

Noninterest income	881	23,571	(195)	24,257

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,756	16,060	(177)	20,639
Occupancy, office furniture and equipment	972	1,804	-	2,776
Advertising	181	777	-	958
Data processing	457	308	4	769
Communications	82	246	-	328
Professional fees	268	426	1	695
Real estate owned	32	-	-	32
Loan processing expense	-	805	-	805
Other	489	1,912	(54)	2,347
Total noninterest expenses	7,237	22,338	(226)	29,349
Income (loss) before income taxes	7,476	1,005	43	8,524
Income tax expense (benefit)	1,687	286	9	1,982
Net income (loss)	$5,789	719	34	6,542

Total assets	$1,903,985	162,862	(138,182)	1,928,665

Note 15 – Leases

The Company has entered into operating lease agreements for two of its community banking branch locations, all of its mortgage banking office locations, and some of its office equipment.  The leases have fixed terms defined regarding the payments and length.  The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of financial condition. Some of the leases included options to extend the leases.  These options are reviewed and factored into the length of the lease if the option is expected to be extended.  Leases did not contain an implicit rate; therefore, the Company used the incremental borrowing rates for the discount rate.  There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2020.

At March 31, 2020, the Company had lease liabilities totaling $8.2 million and right-of-use assets totaling $7.7 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively, on the consolidated statements of financial condition.

The cost components of our operating leases were as follows for the three months ended March 31, 2020 and March 31, 2019:

	Three months ended March 31, 2020	Three months ended March 31, 2019
	(In Thousands)
Operating lease cost	$824	$758
Variable cost	109	260
Short-term lease cost	193	233
Total	$1,126	$1,251

At March 31, 2020, the Company had leases that had not yet commenced, but will create approximately $145,000 of additional lease liabilities and right-of-use assets for the Company in the second quarter of 2020.

The table below summarizes other information related to our operating leases:

Three months ended March 31, 2020
(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$931
Initial recognition of right of use asset	34
Initial recognition of lease liabilities	34
Weighted average remaining lease term - operating leases, in years	2.94
Weighted average discount rate - operating leases	5.9%

As of March 31, 2020, lease liability information for the Company is summarized in the following table.

Maturity analysis	Operating leases
(In Thousands)
One year or less	$3,026
More than one year through two years	2,249
More than two years through three years	1,609
More than three years through four years	1,106
More than four years through five years	325
More than five years	961
Total lease payments	9,276
Present value discount	(1,080)
Lease liability	$8,196

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, including employment prospects, that are different than expected;
●	the effect of any pandemic; including COVID-19;
●	competition among depository and other financial institutions;
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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect our business and financial performance. New risks emerge from time to time and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three months ended March 31, 2020 and 2019 and the financial condition as of March 31, 2020 compared to the financial condition as of December 31, 2019.
As described in the notes to the unaudited consolidated financial statements, we have two reportable segments: community banking and mortgage banking. The community banking segment provides consumer and business banking products and services to customers primarily within Southeastern Wisconsin along with a loan production office in Minneapolis, Minnesota. Consumer products include loan products, deposit products, and personal investment services. Business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts.  The mortgage banking segment, which is conducted by offices in 21 states through Waterstone Mortgage Corporation, consists of originating residential mortgage loans primarily for sale in the secondary market.

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three months ended March 31, 2020 and 2019, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.
Significant Items

Earnings comparisons for the three months ended March 31, 2020 and 2019 were impacted by the Significant Items summarized below.
COVID-19 and the CARES Act

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by the federal government.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.
●
The CARES Act allows for a temporary delay in the adoption of accounting guidance under Accounting Standards Codification Topic 326, “Financial Instruments – Credit Losses (“CECL”) until the earlier of December 31, 2020 or the 60th day after the end of the COVID-19 national emergency.  During the quarter ended March 31, 2020, pursuant to the recently-enacted CARES Act and guidance from the Securities and Exchange Commission (“SEC”) and Financial Accounting Standards Board (“FASB”), we elected to delay adoption of CECL.  Our first quarter financial statements include an allowance for loan losses that was prepared under the existing incurred loss methodology.

●
Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution may then suspend the requirements under accounting principles generally accepted in the United States (US GAAP) for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”).  This includes a suspension of the requirement to determine impairment of these modifications for accounting purposes.  In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing a payment deferral program for our lending clients that are adversely affected by the pandemic.  As of April 30, 2020, the Company had modified 164 loans aggregating $99.7 million consisting of payment of interest (deferral of principal) for a period ranging from 90 to 180 days.  In addition, as of that same date the Company had modified 13 loans aggregating $7.2 million consisting of the deferral of principal and interest for a period of 90 days.  In accordance with interagency guidance issued in April 2020, these short term deferrals are not considered troubled debt restructurings.

●
The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program call the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, we were automatically authorized to originate PPP loans.  The Company is actively participating in assisting our customers with applications for resources through the program.  PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP.  As of April 30, 2020, we have submitted and received SBA approval for 245 loans totaling $29.4 million. As of that same date, we have funded 172 loans totaling $24.9 million.

Our fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, we are working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis.  At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.
Our interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.
Capital and liquidity
As of March 31, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.
We maintain access to multiple sources of liquidity.  Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin.  If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

There were no Significant Items during the three months ended March 31, 2019.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended March 31, 2020 and 2019

Net income totaled $4.1 million for the three months ended March 31, 2020 compared to $5.8 million for the three months ended March 31, 2019. Net interest income decreased $224,000 to $12.9 million for the three months ended March 31, 2020 compared to $13.1 million for the three months ended March 31, 2019.  Partially offsetting the increase in interest expense, interest income increased primarily due to an increase in average loan balances and loan rates.

The Company delayed adoption of ASC 2016-03 as permited under the CARES Act. The Company calculated the current quarter allowance using the incurred loss model. There was a provision for loan losses of $750,000 for the three months ended March 31, 2020 compared to a negative provision of $700,000 for the three months ended March 31, 2019 as economic conditions worsened during the three months ended March 31, 2020.

Total noninterest income increased $147,000 due primarily to increases in loan and deposit fees. The loan fees increased primarily due to loan fees (fees collected outside of modifications related to COVID-19). Cash surrender value of life insurance increased as the balance increased year over year. Other income slightly increased primarily due to wealth management and rental income.

Compensation, payroll taxes, and other employee benefits expense increased $412,000 to $5.2 million due primarily to an increase in health insurance expense, salaries expense, and variable compensation. Occupancy, office furniture and equipment increased due primarily to increased building depreciation and repairs expense. Data processing expense increased primarily due to new technology investments. Advertising and communications also increased for the three months ended March 31, 2020. Professional fees decreased for the three months ended March 31, 2020 due to less consulting services used. Other noninterest expense increased as a result of loan costs offset buy a credit for FDIC insurance received during the three months ended March 31, 2020.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2020 and 2019

Net income totaled $2.0 million for the three months ended March 31, 2020 compared to $719,000 for the three months ended March 31, 2019. We originated $708.8 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended March 31, 2020, which represents an increase of $207.4 million, or 41.4%, from the $501.4 million originated during the three months ended March 31, 2019. The increase in loan production volume was driven by a $174.1 million, or 343.7%, increase in refinance products as mortgage rates decreased. Mortgage purchase products increased $33.4 million, or 7.4%. Total mortgage banking noninterest income increased $7.2 million, or 30.7%, to $30.8 million during the three months ended March 31, 2020 compared to $23.6 million during the three months ended March 31, 2019.  The increase in mortgage banking noninterest income was related to a 41.4% increase in volume offset by a 10.8% decrease in gross margin on loans originated and sold for the three months ended March 31, 2020 compared to March 31, 2019.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold compression reflects industry demand due to higher volume and future concerns regarding the secondary markets.  We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 68.3% of total originations during the three months ended March 31, 2020, compared to 89.9% of total originations during the three months ended March 31, 2019.  The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 71.3% and 28.7% of all loan originations, respectively, during the three months ended March 31, 2020, compared to 68.4% and 31.6% of all loan originations, respectively, during the three months ended March 31, 2019.

Total compensation, payroll taxes and other employee benefits increased $3.3 million, or 20.7%, to $19.4 million for the three months ended March 31, 2020 compared to $16.1 million for the three months ended March 31, 2019.  The increase in compensation expense was primarily a result of the increase in commission expense as fundings increased and branch manager pay increased as branches were more profitable. Professional fees increased due to a $1.1 million legal award ruling and ongoing litigation costs. Occupancy, office furniture, and equipment expense decreased due to lower rent expense driven by a reduction in branches. Advertising and communications expenses decreased.  Data processing and loan processing expenses increased due primarily to new contracts and increased funding volumes. Other noninterest expense increased primarily due to a increased provision for loan sale losses as there was additional uncertainity regarding selling loans to third party investors from COVID-19 pandemic challenges.

Consolidated Waterstone Financial, Inc. Results of Operations
	Three months ended March 31,
	2020	2019
	(Dollars in Thousands, except per share amounts)

Net income	$6,069	6,542
Earnings per share - basic	0.24	0.25
Earnings per share - diluted	0.24	0.24
Annualized return on average assets	1.21%	1.39%
Annualized return on average equity	6.24%	6.65%

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
	Three months ended March 31,
	2020			2019
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,562,097	$17,687	4.55%	$1,477,991	$17,104	4.69%
Mortgage related securities (2)	112,089	702	2.52%	115,674	759	2.66%
Debt securities, federal funds sold and short-term investments (2)(3)	206,485	1,134	2.21%	194,669	1,385	2.89%
Total interest-earning assets	1,880,671	19,523	4.18%	1,788,334	19,248	4.37%

Noninterest-earning assets	132,283			125,396
Total assets	$2,012,954			$1,913,730

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$39,886	8	0.08%	$36,268	8	0.09%
Money market and savings accounts	218,942	427	0.78%	176,237	275	0.63%
Time deposits	734,147	3,883	2.13%	735,471	3,707	2.04%
Total interest-bearing deposits	992,975	4,318	1.75%	947,976	3,990	1.71%
Borrowings	495,595	2,608	2.12%	438,905	2,246	2.08%
Total interest-bearing liabilities	1,488,570	6,926	1.87%	1,386,881	6,236	1.82%

Noninterest-bearing liabilities
Noninterest-bearing deposits	92,627			97,951
Other noninterest-bearing liabilities	40,609			30,027
Total noninterest-bearing liabilities	133,236			127,978
Total liabilities	1,621,806			1,514,859
Equity	391,148			398,871
Total liabilities and equity	$2,012,954			$1,913,730

Net interest income / Net interest rate spread (4)		12,597	2.31%		13,012	2.55%
Less: taxable equivalent adjustment		71	0.02%		76	0.02%
Net interest income / Net interest rate spread, as reported		$12,526	2.29%		$12,936	2.53%
Net interest-earning assets (5)	$392,101			$401,453
Net interest margin (6)			2.68%			2.93%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.69%			2.95%
Average interest-earning assets to average interest-bearing liabilities			126.34%			128.95%
__________
(1) Interest income includes net deferred loan fee amortization income of $171,000 and $130,000 for the three months ended March 31, 2020 and 2019, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2020 and 2019. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.07% and 2.73% for the three months ended March 31, 2020 and 2019, respectively.
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

	Three months ended March 31,
	2020 versus 2019
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$1,226	$(643)	$583
Mortgage related securities (3)	(21)	(36)	(57)
Debt securities, federal funds sold and short-term investments (3)(4)	87	(338)	(251)
Total interest-earning assets	1,292	(1,017)	275

Interest expense:
Demand accounts	-	-	-
Money market and savings accounts	77	75	152
Time deposits	(7)	183	176
Total interest-earning deposits	70	258	328
Borrowings	315	47	362
Total interest-bearing liabilities	385	305	690
Net change in net interest income	$907	$(1,322)	$(415)
______________
(1)   Interest income includes net deferred loan fee amortization income of $171,000 and $130,000 for the three months ended March 31, 2020 and 2019, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2020 and March 31, 2019.

Net interest income decreased $410,000, or 3.2%, to $12.5 million during the three months ended March 31, 2020 compared to $12.9 million during the three months ended March 31, 2019.

●
Interest income on loans increased $583,000 due primarily to an increase of $84.1 million, or 5.7%, in average loans offset by a 14 basis point decrease in average yield on loans. The increase in average loan balance was driven by a $16.8 million, or 1.2%, increase in the average balance of loans held in portfolio and by an increase of $67.3 million, or 66.5%, in the average balance of loans held for sale.

●	Interest income from mortgage-related securities decreased $57,000 primarily as the yield decreased 14 basis points. Additionally, the average balance decreased $3.6 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $246,000 due to a 66 basis point decrease in the average yield. The decrease in average yield was primarily driven by the decrease in federal funds rate over the past year and as higher yielding securities have matured.  The average balance increased $11.8 million to $206.5 million due to a higher cash balance on hand along with a higher balance of FHLB stock. Offsetting those increases, municipal securities balances decreased as maturities occurred throughout the past 12 months were not replaced due to market conditions.

●
Interest expense on time deposits increased $176,000, or 4.7%, primarily due to a nine basis point increase of average cost of time deposits. Offsetting the increase in cost of time deposits, the average balance of time deposits decreased $1.3 million compared to the prior year period.

●
Interest expense on money market and savings accounts increased $152,000, or 55.3%, due primarily to a 15 basis point increase in average cost of money market and savings accounts along with an increase in average balance of $42.7 million. Money market accounts have been a focus over the year and aggressively attracted new customers through various new offerings.

●
Interest expense on borrowings increased $362,000, or 16.1%, due to an increase in the average cost of borrowings that resulted from the maturity and replacement of fixed-rate borrowings since the beginning of the prior year.  The average cost of borrowings totaled 2.12% during the quarter ended March 31, 2020, compared to 2.08% during the quarter ended March 31, 2019. In addition to the increase in rate, average borrowing volume increased $56.7 million to $495.6 million during the quarter ended March 31, 2020.

Provision for Loan Losses

The Company delayed adoption of ASC 2016-03 as permited under the CARES Act. The Company calculated the current quarter allowance using the incurred loss model. The provision for loan losses was $785,000 for the three months ended March 31, 2020 compared to a negative provision of $680,000 for the three months ended March 31, 2019 as economic conditions worsened due to the COVID-19 pandemic. We had a provision for loan losses of $750,000 at the community banking segment and $35,000 for the mortgage banking segment. Net recoveries were $54,000 for the three months ended March 31, 2020.

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

Noninterest Income
	Three months ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$481	$379	$102	26.9%
Increase in cash surrender value of life insurance	353	344	9	2.6%
Mortgage banking income	30,406	23,359	7,047	30.2%
Other	224	175	49	28.0%
Total noninterest income	$31,464	$24,257	$7,207	29.7%

Total noninterest income increased $7.2 million, or 29.7%, to $31.5 million during the three months ended March 31, 2020 compared to $24.3 million during the three months ended March 31, 2019. The increase resulted primarily from an increase in mortgage banking income along with increases in service charges on loans and deposits, cash surrender value of life insurance, and other noninterest income categories increased.

●
The increase in mortgage banking income was primarily the result of an increase in loan origination volume. Total loan origination volume on a consolidated basis increased $196.5 million, or 40.0%, to $687.7 million during the three months ended March 31, 2020 compared to $491.2 million during the three months ended March 31, 2019. Gross margin on loans originated and sold decreased 10.1% at the mortgage banking segment. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2020 and 2019" above for additional discussion of the increase in mortgage banking income.

●	Service charges on loans and deposits increased primarily due to loan extension fees (fees collected outside of modifications related to COVID-19).
●	The increase in cash surrender value of life insurance was due primarily to an increase in balance.
●	The increase in other noninterest income was due primarily to increases in mortgage servicing fee income, wealth management revenue, and rental income.

Noninterest Expenses
	Three months ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$24,401	$20,639	$3,762	18.2%
Occupancy, office furniture and equipment	2,741	2,776	(35)	(1.3)%
Advertising	900	958	(58)	(6.1)%
Data processing	1,006	769	237	30.8%
Communications	338	328	10	3.0%
Professional fees	1,832	695	1,137	163.6%
Real estate owned	11	32	(21)	(65.6)%
Loan processing expense	1,076	805	271	33.7%
Other	2,903	2,347	556	23.7%
Total noninterest expenses	$35,208	$29,349	$5,859	20.0%

Total noninterest expenses increased $5.9 million, or 20.0%, to $35.2 million during the three months ended March 31, 2020 compared to $29.3 million during the three months ended March 31, 2019.

●
Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment increased $3.3 million, or 20.7%, to $19.4 million during the three months ended March 31, 2020. The increase in compensation expense was primarily a result of an increase in commission expense as fundings increased and branch manager pay increased as branches were more profitable.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $412,000, or 8.7%, to $5.2 million during the three months ended March 31, 2020. The increase was due primarily to an increase in health insurance expense with more claims, salaries expense due to annual raises, and variable compensation as executives are eligible for a greater payout.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $77,000 to $1.7 million during the three months ended March 31, 2020, primarily resulting from lower rent expense offset by an increase in computer equipment expense to accomodate remote working.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $42,000 to $1.0 million during the three months ended March 31, 2020.  The increase was due primarily to building depreciation and repairs expense.

●
Advertising expense decreased $58,000, or 6.1%, to $900,000 during the three months ended March 31, 2020. This was primarily due to marketing decreases at the mortgage banking segment as volumes were largely driven by lower rates. Advertising at the community banking segment increased to promote the new branch that opened at the end of 2019.

●
Data processing expense increased $237,000, or 30.8%, to $1.0 million during the three months ended March 31, 2020. This was primarily due to new contracts at both the community banking and mortgage banking segments as technology investments continue to increase.

●
Professional fees increased $1.1 million, or 163.6%, to $1.8 million during the three months ended March 31, 2020. This was primarily due to an increase in legal expenses at the mortgage banking segment for a $1.1 million legal award ruling and ongoing litigation costs.

●
Real estate owned expense decreased $21,000, resulting in $11,000 of expense during the three months ended March 31, 2020, compared to $32,000 of expense during the three months ended March 31, 2019. The decrease is a result of fewer properties to manage and minimal net gains from sales in both periods.

●
Loan processing expense increased $271,000, or 33.7%, to $1.1 million during the three months ended March 31, 2020. This was primarily due to an increase in loan costs associated with the application volumes as mortgage rates declined.

●
Other noninterest expense increased $556,000, or 23.7%, to $2.9 million during the three months ended March 31, 2020. The increase at the mortgage banking segment was primarily due to an increased provision for loan sale losses as there was additional uncertainity regarding selling loans to third party investors from COVID-19 pandemic challenges. In addition, other noninterest expenses increased at the community banking segment due primarily to increased loan costs partially offset by a decrease in FDIC insurance expense as the FDIC issued a credit for the three months ended March 31, 2020.

Income Taxes

Income tax expense decreased $54,000, or 2.7%, to $1.9 million for the three months ended March 31, 2020 compared to $2.0 million during the three months ended March 31, 2019. Income tax expense was recognized during the three months ended March 31, 2020 at an effective rate of 24.1% of pretax income compared to 23.3% during the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company recognized a benefit of approximately $44,000 related to stock awards exercised compared to a benefit of $92,000 recognized during the three months ended March 31, 2019.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets – Total assets increased by $60.3 million, or 3.0%, to $2.06 billion at March 31, 2020 from $2.00 billion at December 31, 2019. The increase in total assets primarily reflects an increase in loans held for sale, loans receivable and prepaid expenses and other assets due to loan rate lock commitments partially offset by a decrease in cash and cash equivalents and securities available for sale. The total assets increase reflects liability increases in deposits, additional short-term debt, advance payments by borrowers for taxes, and other liabilities due to hedging liabilities.

Cash and Cash Equivalents – Cash and cash equivalents decreased $15.2 million, or 20.4%, to $59.1 million at March 31, 2020, compared to $74.3 million at December 31, 2019.  The decrease in cash and cash equivalents primarily reflects the use of cash to fund loans held for sale and loans receivable.

Securities Available for Sale – Securities available for sale decreased $7.0 million during the three months ended March 31, 2020. The decrease was primarily due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale - Loans held for sale increased $42.6 million to $262.7 million at March 31, 2020 due to the increase of refinancing activity resulting from the reduction in mortgage rates.

Loans Receivable - Loans receivable held for investment increased $21.3 million to $1.41 billion at March 31, 2020.  The increase in total loans receivable was attributable to increases in commercial real estate, construction and land, multi-family, commercial, and consumer loan categories. Partially offsetting those increases, one- to four-family and home equity loan categories decreased.

The following table shows loan originations during the periods indicated.

	For the		For the
	Three months ended March 31,		Year Ended
	2020	2019	December 31, 2019
		(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$30,515	$12,334	95,461
Multi-family	26,979	14,769	110,136
Home equity	1,850	1,194	5,804
Construction and land	11,710	1,367	59,814
Commercial real estate	15,137	4,172	49,710
Total real estate loans originated for investment	86,191	33,836	320,925
Consumer loans originated for investment	275	-	55
Commercial business loans originated for investment	4,390	3,437	7,517
Total loans originated for investment	$90,856	$37,273	328,497

Allowance for Loan Losses - The allowance for loan losses increased $839,000 from December 31, 2019. The increase resulted from a provision due to increased economic uncertainity increasing the required allowance related to the loans collectively reviewed. The overall increase was primarily related to the multi-family, home equity, construction and land, commercial real estate, consumer, and commercial categories.  See Note 3 for further discussion on the allowance for loan losses.

Real Estate Owned – Total real estate owned decreased $46,000 from December 31, 2019.  During the three months ended March 31, 2020, no loans were transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $46,000. There were no writedowns during the three months ended March 31, 2020.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $17.7 million to $48.9 million at March 31, 2020. The increase was primarily due to increases in loan rate lock commitments, funding receivables from investors, and receivables from back-to-back interest rate swaps.

Deposits – Total deposits increased $18.3 million to $1.09 billion at March 31, 2020.  The increase was driven by an increase of $23.5 million in money market and savings deposits and $5.2 million in demand deposits offset by a decrease of $10.4 million in time deposits.

Borrowings – Total borrowings increased $38.6 million, or 8.0%, to $522.2 million at March 31, 2020. The community banking segment added $40.0 million in short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment decreased a total of $1.4 million at March 31, 2020 from December 31, 2019.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $8.8 million to $13.0 million at March 31, 2020.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities increased $16.5 million to $63.6 million at March 31, 2020 compared to December 31, 2019. Other liabilities increased primarily due to liabilies resulting from dividends payable and forward commitments to sell loans at the mortgage banking segment. Offsetting the increase, other liabilities decreased related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition.  These amounts remain classified as other liabilities until settled.

Shareholders’ Equity – Shareholders' equity decreased $21.9 million to $371.8 million at March 31, 2020 from December 31, 2019.  Shareholders' equity decreased primarily due to the declaration of regular and special dividends and the repurchase of stock.  Partially offsetting the decreases, there were increases related to net income, additional paid in capital as stock options were exercised, equity awards vesting, the fair value of the security portfolio, and unearned ESOP shares vesting.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2020	2019
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,698	$5,985
Multi-family	647	667
Home equity	387	70
Construction and land	-	-
Commercial real estate	70	303
Commercial	-	-
Consumer	-	-
Total non-accrual loans	6,802	7,025

Real estate owned
One- to four-family	-	46
Multi-family	-	-
Construction and land	1,256	1,256
Commercial real estate	-	-
Total real estate owned	1,256	1,302
Valuation allowance at end of period	(554)	(554)
Total real estate owned, net	702	748
Total nonperforming assets	$7,504	$7,773

Total non-accrual loans to total loans	0.48%	0.51%
Total non-accrual loans to total assets	0.33%	0.35%
Total nonperforming assets to total assets	0.36%	0.39%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Three Months
	Ended March 31,
	2020	2019
	(In Thousands)

Balance at beginning of period	$7,025	6,555
Additions	1,206	503
Transfers to real estate owned	-	(30)
Charge-offs	-	(8)
Returned to accrual status	(821)	(127)
Principal paydowns and other	(608)	(95)
Balance at end of period	$6,802	6,798

Total non-accrual loans decreased by $223,000, or 3.2%, to $6.8 million as of March 31, 2020 compared to $7.0 million as of December 31, 2019.  The ratio of non-accrual loans to total loans receivable was 0.48% at March 31, 2020 compared to 0.51% at December 31, 2019.  During the three months ended March 31, 2020, $1.2 million in loans were placed on non-accrual status. Offsetting this activity, $821,000 returned to accrual status, and approximately $608,000 in principal payments were received during the three months ended March 31, 2020.

Of the $6.8 million in total non-accrual loans as of March 31, 2020, $5.2 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.6 million in cumulative partial net charge-offs have been recorded over the life of these loans as of March 31, 2020.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $31,000 have been recorded as of March 31, 2020.  The remaining $1.6 million of non-accrual loans were reviewed on an aggregate basis and $326,000 in general valuation allowance was deemed appropriate related to those loans as of March 31, 2020.   The $326,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of March 31, 2020 totaled $1.7 million, which represents 25.2% of total non-accrual loans as of that date.  These five loans have not had any cumulative life-to-date net charge-offs and $29,000 in specific valuation allowance was deemed necessary based on net realizable collateral value with respect to these five loans as of March 31, 2020.

For the three months ended March 31, 2020, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $128,000. We received $88,000 of interest payments on such loans during the three months ended March 31, 2020. Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more at March 31, 2020 or December 31, 2019.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of March 31, 2020
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,740	$619	$3,359
Multi-family	-	291	291
Commercial real estate	277	2	279
	$3,017	$912	$3,929

	As of December 31, 2019
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,740	$685	$3,425
Multi-family	-	308	308
Commercial real estate	278	7	285
	$3,018	$1,000	$4,018

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
LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At March 31,	At December 31,
	2020	2019
	(Dollars in Thousands)

Loans past due less than 90 days	$5,898	$1,833
Loans past due 90 days or more	5,127	4,632
Total loans past due	$11,025	$6,465

Total loans past due to total loans receivable	0.78%	0.47%

Past due loans increased by $4.6 million, or 70.5%, to $11.0 million at March 31, 2020 from $6.5 million at December 31, 2019.  Loans past due less than 90 days increased by $4.1 million primarily in the one- to four-family loan category.  Loans past due 90 days or more increased by $495,000, or 10.7%, during the three months ended March 31, 2020.

REAL ESTATE OWNED

Total real estate owned decreased by $46,000, or 6.1%, to $702,000 at March 31, 2020, compared to $748,000 at December 31, 2019.  During the three months ended March 31, 2020, no loans transferred loans to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $46,000.  There were no write downs during the three months ended March 31, 2020. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an “as is value” assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2020	2019
	(Dollars in Thousands)

Balance at beginning of period	$12,387	$13,249
Provision for loan losses	785	(680)
Charge-offs:
Mortgage
One- to four-family	6	24
Multi-family	-	-
Home equity	-	8
Commercial real estate	-	-
Construction and land	-	-
Consumer	1	-
Commercial	-	-
Total charge-offs	7	32
Recoveries:
Mortgage
One- to four-family	47	13
Multi-family	3	4
Home equity	6	6
Commercial real estate	4	1
Construction and land	1	-
Consumer	-	-
Commercial	-	-
Total recoveries	61	24
Net recoveries	(54)	8
Allowance at end of period	$13,226	$12,561

Ratios:
Allowance for loan losses to non-accrual loans at end of period	194.44%	184.77%
Allowance for loan losses to loans receivable at end of period	0.94%	0.91%
Net (recoveries) charge-offs to average loans outstanding (annualized)	(0.02)%	0.00%
Provision for loan losses to net recoveries	(1,453.70)%	(8,500.00)%
Net (recoveries) charge-offs to beginning of the period allowance (annualized)	(1.75)%	0.24%

The allowance for loan losses increased $839,000 to $13.2 million at March 31, 2020, compared to $12.4 million at December 31, 2019.  The increase in allowance for loan losses reflects the $785,000 provision. The  provision recorded during the current year reflects an increased allocation related to the economic condition qualatitive factor as a result of the COVID-19 pandemic.

We had net recoveries of $54,000, or 0.02% of average loans annualized, for the three months ended March 31, 2020, compared to net charge-offs of $8,000, or less than 0.01% of average loans annualized, for the three months ended March 31, 2019. Of the $54,000 in recoveries during the three months ended March 31, 2020, the majority of the activity related to loans secured by one- to four-family residential loans.

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

During the three months ended March 31, 2020 primary uses of cash and cash equivalents included: $687.7 million in funding loans held for sale, $21.3 million for funding of loans receivable, $14.2 million in purchases of our common stock, $2.4 million for cash dividends paid, $2.5 million for purchases of debt securities, a $3.0 million decrease in advance payments by borrowers for taxes, $1.4 million in repayment of short-term debt, and $686,000 for purchases of mortgage related securities.

During the three months ended March 31, 2020, primary sources of cash and cash equivalents included: $676.9 million in proceeds from the sale of loans held for sale, $40.0 million in additional proceeds from short-term FHLB borrowings, $18.3 million from an increase in deposits, $9.7 million in principal repayments on mortgage related securities, and $6.1 million in net income.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2020 and 2019, respectively, $59.1 million and $104.8 million of our assets were invested in cash and cash equivalents.  At March 31, 2020, cash and cash equivalents were comprised of the following: $41.9 million in cash held at the Federal Reserve Bank and other depository institutions and $17.3 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At March 31, 2020, we had $470.0 million in long-term advances from the FHLB with contractual maturity dates in 2027, 2028, and 2029.  The 2028 advance maturities have single call options in March 2020, March 2021, May 2020, and May 2021, along with two advances that have quarterly call options beginning in June 2020 and September 2020. The 2029 advance maturities have quarterly call option currently available and the other options beginning November 2020, August 2021, and May 2022. We had $40.0 million in short-term advances with the FHLB and contractual maturities in April and June 2020. As an additional source of funds, the mortgage banking segment has a repurchase agreement. At March 31, 2020, we had $12.2 million outstanding under the repurchase agreement with a total outstanding commitment of $35.0 million.

At March 31, 2020, we had outstanding commitments to originate loans receivable of $17.2 million.  In addition, at March 31, 2020, we had unfunded commitments under construction loans of $81.9 million, unfunded commitments under business lines of credit of $18.4 million and unfunded commitments under home equity lines of credit and standby letters of credit of $13.6 million.  At March 31, 2020, certificates of deposit scheduled to mature in one year or less totaled $704.3 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At March 31, 2020, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $37.4 million.

Capital

Shareholders' equity decreased $21.9 million to $371.8 million at March 31, 2020 from December 31, 2019.  Shareholders' equity decreased primarily due to the declaration of regular and special dividends and the repurchase of stock.  Partially offsetting the decreases, the increases related to net income, additional paid in capital as stock options were exercised, equity awards vesting, the increase in the fair value of the security portfolio, and unearned ESOP shares vesting.

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

As of March 31, 2020, the Company had repurchased 9,291,271 shares at an average price of $14.26 under previously approved stock repurchase plans. As of March 31, 2020, the Company is authorized to purchase up to 436,482 additional shares under the current approved stock repurchase program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At March 31, 2020, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 8 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2020 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (3)	$135,234	$135,234	$-	$-	$-
Money market and savings deposits (3)	221,464	221,464	-	-	-
Time deposit (3)	729,370	704,255	23,378	1,737	-
Repurchase agreements (3)	12,180	12,180	-	-	-
Federal Home Loan Bank advances (1)	510,000	40,000	-	-	470,000
Operating leases (2)	10,238	3,308	4,173	1,774	983
	$1,618,486	$1,116,441	$27,551	$3,511	$470,983

(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest which will accrue on the advances. See call provisions in Note 7 - Borrowings.
(2)  Represents non-cancelable operating leases for offices and equipment.
(3)  Excludes interest.

See Note 10 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to unaudited consolidated financial statements for additional information.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2020.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$17,185	$17,185	$-	$-	$-
Unused portion of home equity lines of credit (2)	12,817	12,817	-	-	-
Unused portion of construction loans (3)	81,912	81,912	-	-	-
Unused portion of business lines of credit	18,367	18,367	-	-	-
Standby letters of credit	820	820	-	-	-
Total Other Commitments	$131,101	$131,101	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2020 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of September 30, 2019
Dollar Change	$658	1,438	1,098	(363)
Percentage Change	1.21%	2.65	2.02	(0.67)

At March 31, 2020, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 2.02% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 0.67%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is set forth in Part I, Item 1, Note 10 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities.
Item 1A. Risk Factors
The Company is currently evaluating and quantifying the impact on its consolidated financial statements.The disclosures below supplement the risk factors previously disclosed under Item 1A. of the Company’s 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as described in more detail below.

●
Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to  small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

●
Strategic Risk. Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating of loans.

●
Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

●
Interest Rate Risk. Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase  our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the first quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
January 1, 2020 - January 31, 2020	15,300	$17.56	15,300	1,333,150
February 1, 2020 - February 29, 2020	249,048	17.75	249,048	1,084,102
March 1, 2020 - March 31, 2020	647,620	14.76	647,620	436,482
Total	911,968	$15.62	911,968	436,482

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 13, 2020
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: May 13, 2020
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer