Form 10-Q
period 2020-06-30
Waterstone Financial, Inc.
filed 2020-08-06
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer □	Accelerated filer ☒	Non-accelerated filer □	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      □            No      ☐

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 25,906,848 at August 5, 2020.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item l. Financial Statements
Consolidated Statements of Financial Condition as of June 30, 2020 (unaudited) and December 31, 2019	3
Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (unaudited)	5
Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019 (unaudited)	6-7
Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited)	8
Notes to Consolidated Financial Statements (unaudited)	9-38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39-59
Item 3. Quantitative and Qualitative Disclosures about Market Risk	60
Item 4. Controls and Procedures	61

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	61
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	61 61 61 62 62
Item 6. Exhibits	62
Signatures	62

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets	(Dollars In Thousands, except share and per share data)
Cash	$63,636	$52,814
Federal funds sold	11,992	12,704
Interest-earning deposits in other financial institutions and other short term investments	1,291	8,782
Cash and cash equivalents	76,919	74,300
Securities available for sale (at fair value)	164,112	178,476
Loans held for sale (at fair value)	383,389	220,123
Loans receivable	1,433,803	1,388,031
Less: Allowance for loan losses	17,734	12,387
Loans receivable, net	1,416,069	1,375,644

Office properties and equipment, net	24,183	25,028
Federal Home Loan Bank stock (at cost)	26,720	21,150
Cash surrender value of life insurance	70,718	69,665
Real estate owned, net	702	748
Prepaid expenses and other assets	54,761	31,213
Total assets	$2,217,573	$1,996,347

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$171,016	$130,063
Money market and savings deposits	247,233	197,942
Time deposits	739,417	739,771
Total deposits	1,157,666	1,067,776

Borrowings	599,102	483,562
Advance payments by borrowers for taxes	20,828	4,212
Other liabilities	54,358	47,111
Total liabilities	1,831,954	1,602,661

Shareholders’ equity:
Preferred stock (par value $0.01 per share)
Authorized - 50,000,000 shares at June 30, 2020 and at December 31, 2019, no shares issued	-	-
Common stock (par value $0.01 per share)
Authorized - 100,000,000 shares at June 30, 2020 and at December 31, 2019
Issued - 25,843,314 at June 30, 2020 and 27,148,411 at December 31, 2019
Outstanding - 25,843,314 at June 30, 2020 and 27,148,411 at December 31, 2019	258	271
Additional paid-in capital	192,762	211,997
Retained earnings	205,863	197,393
Unearned ESOP shares	(16,023)	(16,617)
Accumulated other comprehensive income, net of taxes	2,759	642
Total shareholders’ equity	385,619	393,686
Total liabilities and shareholders’ equity	$2,217,573	$1,996,347

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In Thousands, except per share amounts)

Interest income:
Loans	$18,493	$18,026	$36,180	$35,130
Mortgage-related securities	670	764	1,372	1,523
Debt securities, federal funds sold and short-term investments	698	1,123	1,761	2,432
Total interest income	19,861	19,913	39,313	39,085
Interest expense:
Deposits	3,947	4,344	8,265	8,334
Borrowings	2,665	2,588	5,273	4,834
Total interest expense	6,612	6,932	13,538	13,168
Net interest income	13,249	12,981	25,775	25,917
Provision (credit) for loan losses	4,500	30	5,285	(650)
Net interest income after provision for loan losses	8,749	12,951	20,490	26,567
Noninterest income:
Service charges on loans and deposits	2,231	390	2,712	769
Increase in cash surrender value of life insurance	520	507	873	851
Mortgage banking income	63,774	34,105	94,180	57,464
Other	379	188	603	363
Total noninterest income	66,904	35,190	98,368	59,447
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	36,889	27,074	61,290	47,713
Occupancy, office furniture, and equipment	2,534	2,680	5,275	5,456
Advertising	864	963	1,764	1,921
Data processing	1,095	869	2,101	1,638
Communications	317	353	655	681
Professional fees	1,077	789	2,909	1,484
Real estate owned	33	19	44	51
Loan processing expense	1,208	879	2,284	1,684
Other	3,672	1,729	6,575	4,076
Total noninterest expenses	47,689	35,355	82,897	64,704
Income before income taxes	27,964	12,786	35,961	21,310
Income tax expense	7,016	3,143	8,944	5,125
Net income	$20,948	$9,643	$27,017	$16,185
Income per share:
Basic	$0.86	$0.37	$1.08	$0.61
Diluted	$0.85	$0.37	$1.08	$0.61
Weighted average shares outstanding:
Basic	24,464	26,242	24,934	26,370
Diluted	24,513	26,412	25,071	26,572

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Net income	$20,948	$9,643	$27,017	$16,185

Other comprehensive income, net of tax:
Net unrealized holding gain on available for sale securities:
Net unrealized holding gain arising during the period, net of tax expense of $(476), ($562), $(795), ($1,127), respectively	1,267	1,506	2,117	3,016
Total other comprehensive income	1,267	1,506	2,117	3,016
Comprehensive income	$22,215	$11,149	$29,134	$19,201

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
For the six months ended June 30, 2020	(In Thousands, except per share amounts)
Balances at January 1, 2020	27,148	$271	$211,997	$197,393	$(16,617)	$642	$393,686

Comprehensive income:
Net income	-	-	-	27,017	-	-	27,017
Other comprehensive income	-	-	-	-	-	2,117	2,117
Total comprehensive income							29,134

ESOP shares committed to be released to Plan participants	-	-	228	-	594	-	822
Cash dividend declared, $0.74 per share	-	-	-	(18,547)	-	-	(18,547)
Stock compensation activity, net of tax	45	1	530	-	-	-	531
Stock compensation expense	-	-	389	-	-	-	389
Purchase of common stock returned to authorized but unissued	(1,350)	(14)	(20,382)	-	-	-	(20,396)
Balances at June 30, 2020	25,843	$258	$192,762	$205,863	$(16,023)	$2,759	$385,619

For the six months ended June 30, 2019	(In Thousands, except per share amounts)
Balances at January 1, 2019	28,463	$285	$232,406	$187,153	$(17,804)	$(2,361)	$399,679

Comprehensive income:
Net income	-	-	-	16,185	-	-	16,185
Other comprehensive income	-	-	-	-	-	3,016	3,016
Total comprehensive income							19,201

ESOP shares committed to be released to Plan participants	-	-	281	-	594	-	875
Cash dividend declared, $0.74 per share	-	-	-	(19,518)	-	-	(19,518)
Stock based compensation activity	31	-	394	-	-	-	394
Stock compensation expense	-	-	598	-	-	-	598
Purchase of common stock returned to authorized but unissued	(868)	(9)	(14,417)	-	-	-	(14,426)
Balances at June 30, 2019	27,626	$276	$219,262	$183,820	$(17,210)	$655	$386,803

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
For the three months ended June 30, 2020	(In Thousands, except per share amounts)
Balances at April 1, 2020	26,275	$263	$198,579	$187,812	$(16,320)	$1,492	$371,826

Comprehensive income:
Net income	-	-	-	20,948	-	-	20,948
Other comprehensive income	-	-	-	-	-	1,267	1,267
Total comprehensive income							22,215

ESOP shares committed to be released to Plan participants	-	-	76	-	297	-	373
Cash dividend declared, $0.12 per share	-	-	-	(2,897)	-	-	(2,897)
Stock compensation activity, net of tax	6	-	78	-	-	-	78
Stock compensation expense	-	-	175	-	-	-	175
Purchase of common stock returned to authorized but unissued	(438)	(5)	(6,146)	-	-	-	(6,151)
Balances at June 30, 2020	25,843	$258	$192,762	$205,863	$(16,023)	$2,759	$385,619

For the three months ended June 30, 2019	(In Thousands, except per share amounts)
Balances at April 1, 2019	28,004	$280	$225,243	$177,303	$(17,507)	$(851)	$384,468

Comprehensive income:
Net income	-	-	-	9,643	-	-	9,643
Other comprehensive income	-	-	-	-	-	1,506	1,506
Total comprehensive income							11,149

ESOP shares committed to be released to Plan participants	-	-	141	-	297	-	438
Cash dividend declared, $0.12 per share	-	-	-	(3,126)	-	-	(3,126)
Stock based compensation activity	8	-	102	-	-	-	102
Stock compensation expense	-	-	229	-	-	-	229
Purchase of common stock returned to authorized but unissued	(386)	(4)	(6,453)	-	-	-	(6,457)
Balances at June 30, 2019	27,626	$276	$219,262	$183,820	$(17,210)	$655	$386,803

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2020	2019
	(In Thousands)

Operating activities:
Net income	$27,017	$16,185
Adjustments to reconcile net income to used in provided by operating activities:
Provision (credit) for loan losses	5,285	(650)
Provision for depreciation	1,290	1,215
Deferred taxes	(1,855)	1,768
Stock based compensation	389	598
Net amortization of premium/discount on debt and mortgage related securities	79	113
Amortization of unearned ESOP shares	822	875
Amortization and impairment of mortgage servicing rights	247	109
Gain on sale of loans held for sale	(94,345)	(58,304)
Loans originated for sale	(1,795,178)	(1,270,121)
Proceeds on sales of loans originated for sale	1,726,257	1,225,989
Decrease (increase) in accrued interest receivable	283	(259)
Increase in cash surrender value of life insurance	(873)	(851)
(Decrease) increase in accrued interest on deposits and borrowings	(155)	136
Decrease in prepaid tax expense	3,731	76
Net gain related to real estate owned	(5)	(20)
Change in other assets and other liabilities	(7,198)	(14,736)
Net cash used in operating activities	(134,209)	(97,877)

Investing activities:
Net (increase) decrease in loans receivable	(46,009)	7,697
Purchases of:
FHLB stock	(5,570)	(2,925)
Mortgage related securities	(4,455)	(6,759)
Debt securities	(2,500)	-
Bank owned life insurance	(180)	(180)
Premises and equipment, net	(478)	(1,722)
Proceeds from:
Principal repayments on mortgage-related securities	20,791	12,930
Maturities of debt securities	3,360	1,835
Sales of real estate owned	353	1,204
Net cash (used in) provided by investing activities	(34,688)	12,080

Financing activities:
Net increase in deposits	89,890	16,501
Net change in short term borrowings	115,540	18,635
Repayment of long term debt	-	(100,000)
Proceeds from long term debt	-	165,000
Cash paid for advance payments by borrowers for taxes	4,710	3,511
Cash dividends on common stock	(18,759)	(19,774)
Purchase of common stock returned to authorized but unissued	(20,396)	(14,426)
Proceeds from stock option exercises	531	394
Net cash provided by financing activities	171,516	69,841
Increase (decrease) in cash and cash equivalents	2,619	(15,956)
Cash and cash equivalents at beginning of period	74,300	86,101
Cash and cash equivalents at end of period	$76,919	$70,145

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$7,068	$3,904
Interest payments	13,693	13,032
Noncash activities:
Loans receivable transferred to real estate owned	299	743
Dividends declared but not paid in other liabilities	3,289	3,541

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2019 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period.

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

Impacts of COVID-19

In March, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impact could occur though such potential impacts are unknown at this time.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the quarter ended June 30, 2020 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It included an option for entities to delay the adoption of ASC Topic 326 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Due to the uncertainty on the economy and unemployment from COVID-19, the Company has determined to delay its adoption of ASC Topic 326 and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASC Topic 326.

The Company has input the available historical Company data to build an internal model and is reviewing the assumptions to support the calculation under ASC Topic 326. Management’s methodology for estimating the allowance for credit losses under the current expected credit losses (CECL) model includes the use of relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience by vintage classified by loans with similar risk profiles provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as changes in underwriting standards, portfolio mix, portfolio volume, delinquency rates, interest rates, or other relevant factors. Management will continue to review and adjust these and other factors. Ongoing evaluations have been performed by vintage adjusted for prepayments. For two portfolio segments, management expects to use a weighted average remaining maturity methodology, which contemplates loss expectations on a pool basis, relying on historic loss rates.

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

As we continue to evaluate the provisions of ASC Topic 326 as of and for the six months ended June 30, 2020, we are considering the following in developing our forecast and its effect on our CECL calculations:

•	Duration, extent and severity of COVID-19;
•	Effect of government assistance; and
•	Unemployment and effect on economies and markets.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$28,320	$1,392	$-	$29,712
Collateralized mortgage obligations:
Government sponsored enterprise issued	66,610	2,377	-	68,987
Private-label issued	3,776	28	-	3,804
Mortgage-related securities	98,706	3,797	-	102,503

Municipal securities	48,421	2,229	-	50,650
Other debt securities	12,500	-	(1,541)	10,959
Debt securities	60,921	2,229	(1,541)	61,609
	$159,627	$6,026	$(1,541)	$164,112

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$33,773	$422	$(45)	$34,150
Collateralized mortgage obligations:
Government sponsored enterprise issued	81,232	776	(254)	81,754
Mortgage-related securities	115,005	1,198	(299)	115,904

Municipal securities	51,898	1,795	(1)	53,692
Other debt securities	10,000	-	(1,120)	8,880
Debt securities	61,898	1,795	(1,121)	62,572
	$176,903	$2,993	$(1,420)	$178,476

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At June 30, 2020, $1.0 million of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities and $6.9 million were pledged as collateral to secure back-to-back swaps. At December 31, 2019, $1.2 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2020 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$4,208	$4,244
Due after one year through five years	34,829	35,902
Due after five years through ten years	21,236	20,625
Due after ten years	648	838
Mortgage-related securities	98,706	102,503
	$159,627	$164,112

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

June 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
(In Thousands)
Mortgage-backed securities	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations:
Government sponsored enterprise issued	-	-	-	-	-	-
Private label issued	-	-	-	-	-	-
Municipal securities	-	-	-	-	-	-
Other debt securities	2,467	(33)	8,492	(1,508)	10,959	(1,541)
	$2,467	$(33)	$8,492	$(1,508)	$10,959	$(1,541)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$2,929	$(20)	$2,849	$(25)	$5,778	$(45)
Collateralized mortgage obligations:
Government sponsored enterprise issued	21,723	(136)	7,180	(118)	28,903	(254)
Municipal securities	100	(1)	-	-	100	(1)
Other debt securities	-	-	8,880	(1,120)	8,880	(1,120)
	$24,752	$(157)	$18,909	$(1,263)	$43,661	$(1,420)

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

As of June 30, 2020, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price.  There have been no additional credit losses related to the security.  As of June 30, 2020, this security had an amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of June 30, 2020, the Company had one corporate debt security which had been in an unrealized loss position for twelve months or longer and this security represents a loss of 15.1% of its aggregate amortized cost. The security was determined not to be other-than-temporarily impaired as of June 30, 2020. The Company has determined that the decline in fair value of the security is primarily attributable to an increase in market interest rates compared to the stated rates on this security and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell the security before recovery of the amortized cost basis, it is not considered other-than-temporarily impaired. The unrealized losses for the corporate debt security with an unrealized loss greater than 12 months is due to the current slope of the yield curve.  The security currently earns a floating rate that is indexed to the 10 year Treasury interest rate that is reset on a quarterly basis.

Deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the six months ended June 30, 2020 and June 30, 2019, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$467,346	$480,280
Multi-family	598,924	584,859
Home equity	16,409	18,071
Construction and land	48,850	37,033
Commercial real estate	244,775	236,703
Consumer	860	832
Commercial loans	56,639	30,253
	$1,433,803	$1,388,031

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

Qualifying loans receivable totaling $1.08 billion and 1.07 billion at June 30, 2020 and December 31, 2019, respectively, were pledged as collateral against $574.0 million and $470.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at June 30, 2020 and December 31, 2019.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $6.4 million as of June 30, 2020 and $6.3 million as of December 31, 2019.  None of these loans were past due or considered impaired as of June 30, 2020 or December 31, 2019.

As of June 30, 2020 and December 31, 2019, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of June 30, 2020 and December 31, 2019 follows:

	As of June 30, 2020
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,452	$12	$3,446	$5,910	$461,436	$467,346
Multi-family	-	-	356	356	598,568	598,924
Home equity	29	6	40	75	16,334	16,409
Construction and land	-	-	-	-	48,850	48,850
Commercial real estate	-	-	67	67	244,708	244,775
Consumer	-	-	-	-	860	860
Commercial loans	39	-	-	39	56,600	56,639
Total	$2,520	$18	$3,909	$6,447	$1,427,356	$1,433,803

	As of December 31, 2019
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,179	$638	$3,969	$5,786	$474,494	$480,280
Multi-family	-	-	360	360	584,499	584,859
Home equity	-	10	-	10	18,061	18,071
Construction and land	-	-	-	-	37,033	37,033
Commercial real estate	-	-	303	303	236,400	236,703
Consumer	-	-	-	-	832	832
Commercial loans	6	-	-	6	30,247	30,253
Total	$1,185	$648	$4,632	$6,465	$1,381,566	$1,388,031

(1)   Includes $226,000 and $53,000 at June 30, 2020 and December 31, 2019, respectively, which are on non-accrual status.
(2)   Includes $12,000 and $291,000 at June 30, 2020 and December 31, 2019, respectively, which are on non-accrual status.
(3)   Includes $1.4 million and $2.0 million at June 30, 2020 and December 31, 2019, respectively, which are on non-accrual status.

A summary of the activity for the six months ended June 30, 2020 and 2019 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Six months ended June 30, 2020
Balance at beginning of period	$4,907	$4,138	$201	$610	$2,145	$14	$372	$12,387
Provision (credit) for loan losses	754	1,728	12	542	1,972	25	252	5,285
Charge-offs	(7)	(5)	(13)	-	-	(1)	(8)	(34)
Recoveries	61	9	18	1	7	-	-	96
Balance at end of period	$5,715	$5,870	$218	$1,153	$4,124	$38	$616	$17,734

Six months ended June 30, 2019
Balance at beginning of period	$5,742	$4,153	$325	$400	$2,126	$20	$483	$13,249
Provision (credit) for loan losses	(449)	154	(54)	12	(214)	(3)	(96)	(650)
Charge-offs	(25)	(1)	(8)	-	-	(5)	-	(39)
Recoveries	35	9	12	-	1	-	-	57
Balance at end of period	$5,303	$4,315	$275	$412	$1,913	$12	$387	$12,617

A summary of the activity for the three months ended June 30, 2020 and 2019 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended June 30, 2020
Balance at beginning of period	$4,714	$4,301	$239	$687	$2,803	$23	$459	$13,226
Provision (credit) for loan losses	988	1,568	(20)	466	1,318	15	165	4,500
Charge-offs	(1)	(5)	(13)	-	-	-	(8)	(27)
Recoveries	14	6	12	-	3	-	-	35
Balance at end of period	$5,715	$5,870	$218	$1,153	$4,124	$38	$616	$17,734

Three months ended June 30, 2019
Balance at beginning of period	$5,181	$4,331	$276	$353	$2,005	$7	$408	$12,561
Provision (credit) for loan losses	101	(20)	(7)	59	(92)	10	(21)	30
Charge-offs	(1)	(1)	-	-	-	(5)	-	(7)
Recoveries	22	5	6	-	-	-	-	33
Balance at end of period	$5,303	$4,315	$275	$412	$1,913	$12	$387	$12,617

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of June 30, 2020 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$27	$-	$-	$-	$-	$-	$-	$27
Allowance related to loans collectively evaluated for impairment	5,688	5,870	218	1,153	4,124	38	616	17,707
Balance at end of period	$5,715	$5,870	$218	$1,153	$4,124	$38	$616	$17,734

Loans individually evaluated for impairment	$7,478	$639	$77	$-	$343	$-	$-	$8,537
Loans collectively evaluated for impairment	459,868	598,285	16,332	48,850	244,432	860	56,639	1,425,266
Total gross loans	$467,346	$598,924	$16,409	$48,850	$244,775	$860	$56,639	$1,433,803

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of June 30, 2020 and December 31, 2019:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At June 30, 2020
Substandard	$7,478	$639	$265	$-	$343	$-	$732	$9,457
Watch	8,685	-	6	3,494	5,090	-	1,380	18,655
Pass	451,183	598,285	16,138	45,356	239,342	860	54,527	1,405,691
	$467,346	$598,924	$16,409	$48,850	$244,775	$860	$56,639	$1,433,803

At December 31, 2019
Substandard	$8,725	$668	$285	$-	$581	$-	$754	$11,013
Watch	5,975	-	3	-	1,412	-	847	8,237
Pass	465,580	584,191	17,783	37,033	234,710	832	28,652	1,368,781
	$480,280	$584,859	$18,071	$37,033	$236,703	$832	$30,253	$1,388,031

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

The following tables present data on impaired loans at June 30, 2020 and December 31, 2019.

	As of June 30, 2020
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$212	$212	$27	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	212	212	27	-
Total Impaired with no Reserve
One- to four-family	7,266	8,283	-	1,017
Multi-family	639	1,456	-	817
Home equity	77	77	-	-
Construction and land	-	-	-	-
Commercial real estate	343	343	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	8,325	10,159	-	1,834
Total Impaired
One- to four-family	7,478	8,495	27	1,017
Multi-family	639	1,456	-	817
Home equity	77	77	-	-
Construction and land	-	-	-	-
Commercial real estate	343	343	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	$8,537	$10,371	$27	$1,834

	As of December 31, 2019
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$217	$217	$32	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	7	416	7	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	224	633	39	409
Total Impaired with no Reserve
One- to four-family	8,508	9,531	-	1,023
Multi-family	667	1,491	-	824
Home equity	84	84	-	-
Construction and land	-	-	-	-
Commercial real estate	574	574	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	9,833	11,680	-	1,847
Total Impaired
One- to four-family	8,725	9,748	32	1,023
Multi-family	667	1,491	-	824
Home equity	84	84	-	-
Construction and land	-	-	-	-
Commercial real estate	581	990	7	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	$10,057	$12,313	$39	$2,256

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

The following tables present data on impaired loans for the six months ended June 30, 2020 and 2019.

	Six months ended June 30,
	2020		2019
	Average Recorded Investment	Interest Paid	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$215	$8	$353	$11
Multi-family	-	-	348	16
Home equity	-	-	85	5
Construction and land	-	-	-	-
Commercial real estate	-	-	13	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	215	8	799	32
Total Impaired with no Reserve
One- to four-family	7,361	189	6,727	213
Multi-family	650	34	935	41
Home equity	79	2	46	2
Construction and land	-	-	-	-
Commercial real estate	346	8	380	9
Consumer	-	-	-	-
Commercial	-	-	11	1
	8,436	233	8,099	266
Total Impaired
One- to four-family	7,576	197	7,080	224
Multi-family	650	34	1,283	57
Home equity	79	2	131	7
Construction and land	-	-	-	-
Commercial real estate	346	8	393	9
Consumer	-	-	-	-
Commercial	-	-	11	1
	$8,651	$241	$8,898	$298

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $8.3 million of impaired loans as of June 30, 2020 for which no allowance has been provided, 1.8 million in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans’ net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans which may result in additional provisions to the allowance for loans losses or charge-offs.

At June 30, 2020, total impaired loans included $3.9 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2019, total impaired loans included $4.0 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of June 30, 2020
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,737	2	$591	4	$3,328	6
Multi-family	-	-	282	2	282	2
Commercial real estate	276	1	-	-	276	1
	$3,013	3	$873	6	$3,886	9

	As of December 31, 2019
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$685	5	$3,425	7
Multi-family	-	-	308	2	308	2
Commercial real estate	278	1	7	1	285	2
	$3,018	3	$1,000	8	$4,018	11

At June 30, 2020, $3.9 million in loans had been modified in troubled debt restructurings and $873,000 of these loans were included in the non-accrual loan total. The remaining $3.0 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, no valuation allowance was recorded as of June 30, 2020 with respect to the $3.9 million in troubled debt restructurings. As of December 31, 2019, a $7,000 valuation allowance had been established with respect to the $4.0 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of June 30, 2020
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,572	6	$-	-	$3,572	6
Interest reduction	314	3	-	-	314	3
	$3,886	9	$-	-	$3,886	9

	As of December 31, 2019
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,246	6	$448	2	$3,694	8
Interest reduction	324	3	-	-	324	3
	$3,570	9	$448	2	$4,018	11

There were no loans modified as troubled debt restructurings during the three or six months ended June 30, 2020 and June 30, 2019.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three or six months ended June 30, 2020 and June 30, 2019.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act.  At June 30, 2020, the Company had approximately $121.8 million in outstanding loans subject to interest and principal deferrals agreements.

The following table presents data on non-accrual loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in Thousands)
Non-accrual loans:
Residential real estate:
One- to four-family	$4,753	$5,985
Multi-family	639	667
Home equity	77	70
Construction and land	-	-
Commercial real estate	67	303
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$5,536	$7,025
Total non-accrual loans to total loans receivable	0.39%	0.51%
Total non-accrual loans to total assets	0.25%	0.35%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	June 30, 2020	December 31, 2019
	(In Thousands)

One- to four-family	$-	$46
Multi-family	-	-
Construction and land	1,256	1,256
Commercial real estate	-	-
Total real estate owned	1,256	1,302
Valuation allowance at end of period	(554)	(554)
Total real estate owned, net	$702	$748

The following table presents the activity in the Company’s real estate owned:

	Six months ended June 30,
	2020	2019
	(In Thousands)
Real estate owned at beginning of the period	$748	$2,152
Transferred from loans receivable	299	743
Sales (net of gains / losses)	(345)	(1,201)
Write downs	-	-
Other	-	(10)
Real estate owned at the end of the period	$702	$1,684

Residential one- to four-family mortgage loans that were in the process of foreclosure were $3.0 million at June 30, 2020 and $2.3 million at December 31, 2019.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Six months ended June 30,
	2020	2019
	(In Thousands)
Mortgage servicing rights at beginning of the period	$282	$109
Additions	4,931	175
Amortization	(226)	(29)
Sales	-	-
Mortgage servicing rights at end of the period	4,987	255
Valuation allowance during the period	(21)	(80)
Mortgage servicing rights at end of the period, net	$4,966	$175

During the six months ended June 30, 2020, $1.80 billion in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $1.73 billion, generating mortgage banking income of $94.2 million. The unpaid principal balance of loans serviced for others was $706.5 million and $64.9 million at June 30, 2020 and December 31, 2019, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $6.4 million at June 30, 2020 and $186,000 at June 30, 2019. During the six months ended June 30, 2020 and June 30, 2019, the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ending December 31:	(In Thousands)
2020	$559
2021	979
2022	775
2023	699
2024	593
Thereafter	1,361
Total	$4,966

Note 6— Deposits

At June 30, 2020 and December 31, 2019, time deposits with balances greater than $250,000 amounted to $74.5 million and $70.6 million, respectively.

A summary of the contractual maturities of time deposits at June 30, 2020 is as follows:

(In Thousands)

Within one year	$727,895
More than one to two years	6,175
More than two to three years	3,267
More than three to four years	999
More than four through five years	1,081
$739,417

Note 7— Borrowings

Borrowings consist of the following:

	June 30, 2020		December 31, 2019
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement	$25,102	3.25%	$13,562	4.66%
Federal Home Loan Bank, Chicago	104,000	0.20%	-	-

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2027	50,000	1.73%	50,000	1.73%
2028	255,000	2.37%	255,000	2.37%
2029	165,000	1.61%	165,000	1.61%
	$599,102	1.81%	$483,562	2.11%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $25.1 million balance at June 30, 2020 and a $13.6 million balance at December 31, 2019.

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

The $104.0 million short-term advances consists of one $25.0 million advance with a fixed rate of 0.19% and a maturity date of July 7, 2020, one $10.0 million advance with a fixed rate of 0.28% and a maturity date of July 7, 2020, one $20.0 million advance with a fixed rate of 0.20% and a maturity date of July 14, 2020, one $20.0 million advance with a fixed rate of 0.19% and a maturity date of July 20, 2020, one $25.0 million advance with a fixed rate of 0.23% and a maturity date of August 5, 2020, and one $4.0 million advance with a fixed rate of 0.00% and a maturity date of May 1, 2021.

The $50.0 million advance due in 2027 has a fixed rate of 1.73% and has a contractual maturity date in December 2027.

The $255.0 million in advances due in 2028 consists of one $25.0 million advance with a fixed rate of 2.16%, two advances totaling $55.0 million with a fixed rate of 2.27% and with a FHLB single call option in March 2021, one advance of $25.0 million with a fixed rate of 2.40%, two advances totaling $50.0 million with fixed rates of 2.34% and 2.48% and with a FHLB single call option in May 2021, one advance of $50.0 million with a fixed rate of 2.34% and with a FHLB quarterly call option beginning in June 2020, and one advance of $50.0 million with a fixed rate of 2.57% and with a FHLB quarterly call option beginning in September 2020.

The $165.0 million in advances due in 2029 consists of one $50.0 million advance with a fixed rate of 1.98% with a FHLB quarterly call option in May 2022, one $50.0 million advance with a fixed rate of 1.75% with a FHLB quarterly call option beginning in August 2021, one $25.0 million advance with a fixed rate of 1.52% with a FHLB quarterly call option beginning in November 2020, and one advance of $40.0 million with a fixed rate of 1.02% and with a FHLB quarterly call option currently available.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of multi-family loans and 64% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of 26.7 million at June 30, 2020 and $21.2 million at December 31, 2019. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the Community Bank Leverage Ratio framework; and qualified community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement is re-established at greater than 9%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9%  thereafter.  A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualified community bank, we elected to opt-out of this definition during the second quarter of 2020.

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

As of June 30, 2020, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of June 30, 2020 and December 31, 2019 are presented in the table below:

	June 30, 2020
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$402,690	23.64%	$136,268	8.00%	$178,851	10.50%	$	N/A	N/A
WaterStone Bank	386,104	22.68%	136,165	8.00%	178,717	10.50%		170,207	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	384,956	22.60%	102,201	6.00%	144,784	8.50%		N/A	N/A
WaterStone Bank	368,370	21.64%	102,124	6.00%	144,676	8.50%		136,165	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	384,956	22.60%	76,651	4.50%	119,234	7.00%		N/A	N/A
WaterStone Bank	368,370	21.64%	76,593	4.50%	119,145	7.00%		110,634	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	384,956	17.80%	86,495	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	368,370	17.04%	86,495	4.00%	N/A	N/A		108,119	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	368,370	16.62%	133,021	6.00%	N/A	N/A		N/A	N/A

	December 31, 2019
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$404,748	26.17%	$123,731	8.00%	$162,398	10.50%	$	N/A	N/A
WaterStone Bank	353,357	22.85%	123,716	8.00%	162,378	10.50%		154,646	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	392,361	25.37%	92,799	6.00%	131,465	8.50%		N/A	N/A
WaterStone Bank	340,970	22.05%	92,787	6.00%	131,449	8.50%		123,716	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	392,361	25.37%	69,599	4.50%	108,265	7.00%		N/A	N/A
WaterStone Bank	340,970	22.05%	69,590	4.50%	108,252	7.00%		100,520	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	392,361	19.69%	79,691	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	340,970	17.11%	79,691	4.00%	N/A	N/A		99,614	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	340,970	17.11%	119,590	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense totaled $8.9 million for the six months ended June 30, 2020 compared to $5.1 million during the six months ended June 30, 2019. Income tax expense was recognized on the statement of income during the six months ended June 30, 2020 at an effective rate of 24.9% of pretax income compared to 24.0% during the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company recognized a benefit of approximately $47,000 related to stock awards exercised compared to a benefit of $100,000 recognized during the six months ended June 30, 2019.

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

	June 30, 2020	December 31, 2019
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$16,775	$13,389
Commitments to extend credit under home equity lines of credit (2)	13,570	13,776
Unused portion of construction loans (3)	76,156	90,439
Unused portion of business lines of credit	22,803	14,623
Standby letters of credit	874	885

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of June 30, 2020 and December 31, 2019.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $2.9 million and $921,000 as of June 30, 2020 and December 31, 2019, respectively.

In the normal course of business, the Company, or its subsidiaries, are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Herrington et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation was a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7.3 milllion in damages to Claimants, $3.3 million in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington.

Subsequently, the Seventh Circuit Court of Appeals issued a ruling in October 2018 vacating the District Court’s order enforcing the arbitration award, and remanded the case to the District Court.   On April 25, 2019, the District Court held that Plaintiff’s claims must be resolved through single-plaintiff arbitration. As a result, it vacated the July 5, 2017 arbitration award in its entirety, and issued a revised judgement in Waterstone’s favor.

In May 2019, Herrington re-initiated her individual arbitration. The arbitrator issued a written award on February 18, 2020 and in which he found Waterstone liable for damages, based on an assumed workweek of 50 hours and $100 in unreimbursed expenses per workweek, awarding Herrington $14,952 in damages on her claims.  Herrington has since sought $4.9 million in fees and costs on her award, which includes fees dating back to 2011 and the vacated proceeding. On May 6, 2020, the arbitrator issued an award that would allow Herrington to recover $1.1 million in attorney fees and costs.

Herrington has moved to confirm the award and Waterstone has subsequently moved to vacate the award in court.  If the award is confirmed, Waterstone retains its appellate rights to challenge the award before the Seventh Circuit. Waterstone believes that it has meaningful avenues to vacate the award.  However, given the details of these recent developments, Waterstone does believe that it has met the criteria with respect to recognizing a loss contingency under relevant accounting principles. As such, the Company recorded a loss reserve with respect to this matter for approximately $1.1 million during the three months ended March 31, 2020.

Waterstone is actively pursuing claims against its former attorneys related to their prior representation of Waterstone in the Herrington v. Waterstone arbitration and related matters.

Various Claimants v. Waterstone Mortgage Corporation

Subsequent to the aforementioned decision by the United States District Court for the Western District of Wisconsin, which ruled that claims brought forth under the Herrington class action lawsuit must be resolved through single-plaintiff arbitration, in May 2019, approximately 89 of the prior claimants in the aforementioned class action lawsuit filed new demands in arbitration asserting similar claims (“the Arbitrations”). Currently, the total amount of arbitrations is approximately 100, as some other individuals who filed in court have been compelled to arbitration. Waterstone has answered the arbitration demands and denies the allegations, and Waterstone will continue to vigorously defend its interests in these matters. The first hearings are scheduled for the latter half of 2020.  Waterstone does not believe a loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to these matters. However, an unfavorable outcome is reasonably possible with respect to these individual matters and Waterstone would not characterize the chance of any loss as “remote.” Given the early stage of the individual proceedings, Waterstone cannot yet offer an opinion on the estimated range of any possible loss, in the event of an unfavorable opinion in any of the proceedings.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At June 30, 2020, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $766.8 million and interest rate lock commitments with an aggregate notional amount of approximately $523.1 million.  The fair value of the forward commitments to sell mortgage loans at June 30, 2020 included a loss of $2.1 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at June 30, 2020 included a gain of $10.7 million that is reported as a component of other assets on the Company's consolidated statements of financial condition. At December 31, 2019, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $345.0 million and interest rate lock commitments with an aggregate notional amount of approximately $174.3 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2019 included a gain of $3,000 that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2019 included a gain of $1.8 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Interest Rate Swaps

The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer through back-to-back swaps. These derivatives generally work together as an economic interest rate hedge, but the Company does not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability are recorded as either a charge or credit to current earnings during the period in which the changes occurred. The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities on the Company's consolidated statement of financial condition, respectively, in equal amounts for these transactions.

The aggregate amortizing notional value of back-to-back swaps with various commercial borrowers was $100.5 million at June 30, 2020 and $30.9 million at December 31, 2019. The Company receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported as a component of other assets on the Company's consolidated statement of financial condition of $6.3 million as of June 30, 2020 and $680,000 as of December 31, 2019. As of June 30, 2020 and December 31, 2019, no back-to-back swaps were in default.

The aggregate amortizing notional value of back-to-back swaps with dealer counterparties was $100.5 million as of June 30, 2020 and $30.9 million as of December 31, 2019. The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These swaps maturity dates range from December 2029 to June 2037. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported as a component of other liabilities on the Company's consolidated statement of financial condition of $6.3 million as of June 30, 2020 and $680,000 as of December 31, 2019. No right of offset existed with dealer counterparty swaps as of June 30, 2020 and December 31, 2019.

All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged $6.9 million in mortgage backed securities to secure its obligation under these contracts at June 30, 2020 and $710,000 in cash at December 31, 2019.

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

There were 130,400 and 105,000 antidilutive shares of common stock for the three months ended June 30, 2020 and 2019, respectively. There were 123,000 and 105,000 antidilutive shares of common stock for the six months ended June 30, 2020 and 2019, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In Thousands, except per share amounts)

Net income	$20,948	$9,643	$27,017	$16,185

Weighted average shares outstanding	24,464	26,242	24,934	26,370
Effect of dilutive potential common shares	49	170	137	202
Diluted weighted average shares outstanding	24,513	26,412	25,071	26,572

Basic earnings per share	$0.86	$0.37	$1.08	$0.61
Diluted earnings per share	$0.85	$0.37	$1.08	$0.61

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

The following table presents information about our assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2020	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Available-for-sale securities
Mortgage-backed securities	$29,712	$-	$29,712	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	68,987	-	68,987	-
Private-label issued	3,804	-	3,804	-
Municipal securities	50,650	-	50,650	-
Other debt securities	10,959	-	10,959	-
Loans held for sale	383,389	-	383,389	-
Mortgage banking derivative assets	10,741	-	-	10,741
Interest rate swap assets	6,289	-	6,289	-
Liabilities
Mortgage banking derivative liabilities	2,112	-	-	2,112
Interest rate swap liabilities	6,289	-	6,289	-

		Fair Value Measurements Using
	December 31, 2019	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Available-for-sale securities
Mortgage-backed securities	$34,150	$-	$34,150	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	81,754	-	81,754	-
Municipal securities	53,692	-	53,692	-
Other debt securities	8,880	-	8,880	-
Loans held for sale	220,123	-	220,123	-
Mortgage banking derivative assets	1,835	-	-	1,835
Interest rate swap assets	680	-	680	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	680	-	680	-

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

	Six months ended June 30,
	2020	2019
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$1,835	$898
Mortgage derivative gain, net	6,794	1,384
Mortgage derivative, net balance at the end of the period	$8,629	$2,282

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2020	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$185	$-	$-	$185
Real estate owned	702	-	-	702
Impaired mortgage servicing rights	224	-	-	224

		Fair Value Measurements Using
	December 31, 2019	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$185	$-	$-	$185
Real estate owned	748	-	-	748
Impaired mortgage servicing rights	206	-	-	206

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At June 30, 2020, loans determined to be impaired with an outstanding balance of $212,000 were carried net of specific reserves of $27,000 for a fair value of $185,000. At December 31, 2019, loans determined to be impaired with an outstanding balance of $224,000 were carried net of specific reserves of $39,000 for a fair value of $185,000. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. There were no writedowns during the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, real estate owned totaled $702,000 and $748,000, respectively.

Mortgage servicing rights – The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value. At June 30, 2020 and December 31, 2019, there were $98,000 and $77,000, respectively, of impairment on mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at June 30, 2020	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value	Weighted Average

Mortgage banking derivatives	$8,629	Pricing models	Pull through rate	28.0%	95.0%	84.0%
Impaired loans	185	Market approach	Discount rates applied to appraisals	15.0%	15.0%	15.0%
Real estate owned	702	Market approach	Discount rates applied to appraisals	35.0%	59.0%	46.0%
Mortgage servicing rights	224	Pricing models	Prepayment rate	7.0%	36.0%	11.3%
			Discount rate	11.0%	13.5%	12.1%
			Cost to service	$81.49	$426.61	$87.95

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	June 30, 2020					December 31, 2019
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$76,919	$76,919	$76,919	$-	$-	$74,300	$74,300	$65,800	$8,500	$-
Securities available-for-sale	164,112	164,112	-	164,112	-	178,476	178,476	-	178,476	-
Loans held for sale	383,389	383,389	-	383,389	-	220,123	220,123	-	220,123	-
Loans receivable	1,433,803	1,509,054	-	-	1,509,054	1,388,031	1,426,224	-	-	1,426,224
FHLB stock	26,720	26,720	-	26,720	-	21,150	21,150	-	21,150	-
Accrued interest receivable	5,061	5,061	5,061	-	-	5,344	5,344	5,344	-	-
Mortgage servicing rights	4,966	6,388	-	-	6,388	282	282	-	-	282
Mortgage banking derivative assets	10,741	10,741	-	-	10,741	1,835	1,835	-	-	1,835
Interest rate swap asset	6,289	6,289	-	6,289	-	680	680	-	680	-

Financial Liabilities
Deposits	1,157,666	1,157,834	418,249	739,585	-	1,067,776	1,070,083	328,005	742,078	-
Advance payments by borrowers for taxes	20,828	20,828	20,828	-	-	4,212	4,212	4,212	-	-
Borrowings	599,102	619,497	-	619,497	-	483,562	483,846	-	483,846	-
Accrued interest payable	1,404	1,404	1,404	-	-	1,559	1,559	1,559	-	-
Mortgage banking derivative liabilities	2,112	2,112	-	-	2,112	-	-	-	-	-
Interest rate swap liability	6,289	6,289	-	6,289	-	680	680	-	680	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at June 30, 2020 and December 31, 2019.

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

Presented below is the segment information:

	As of or for the three months ended June 30, 2020
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$13,701	$(511)	$59	$13,249
Provision for loan losses	4,325	175	-	4,500
Net interest income (loss) after provision for loan losses	9,376	(686)	59	8,749

Noninterest income	2,936	64,218	(250)	66,904

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,906	32,139	(156)	36,889
Occupancy, office furniture and equipment	866	1,668	-	2,534
Advertising	297	567	-	864
Data processing	678	413	4	1,095
Communications	91	226	-	317
Professional fees	226	850	1	1,077
Real estate owned	33	-	-	33
Loan processing expense	-	1,208	-	1,208
Other	532	3,239	(99)	3,672
Total noninterest expenses	7,629	40,310	(250)	47,689
Income before income taxes	4,683	23,222	59	27,964
Income tax expense	574	6,440	2	7,016
Net income	$4,109	$16,782	$57	$20,948

Total assets	$2,141,415	$439,444	$(363,286)	$2,217,573

	As of or for the three months ended June 30, 2019
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$13,530	$(529)	$(20)	$12,981
Provision for loan losses	-	30	-	30
Net interest income (loss) after provision for loan losses	13,530	(559)	(20)	12,951

Noninterest income	1,079	34,364	(253)	35,190

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,671	22,579	(176)	27,074
Occupancy, office furniture and equipment	944	1,736	-	2,680
Advertising	220	743	-	963
Data processing	493	372	4	869
Communications	93	260	-	353
Professional fees	160	620	9	789
Real estate owned	19	-	-	19
Loan processing expense	-	879	-	879
Other	635	1,186	(92)	1,729
Total noninterest expenses	7,235	28,375	(255)	35,355
Income (loss) before income taxes	7,374	5,430	(18)	12,786
Income tax expense	1,594	1,545	4	3,143
Net income (loss)	$5,780	$3,885	$(22)	$9,643

Total assets	$1,958,339	$290,977	$(234,178)	$2,015,138

	As of or for the six months ended June 30, 2020
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$26,609	$(890)	$56	$25,775
Provision for loan losses	5,075	210	-	5,285
Net interest income (loss) after provision for loan losses	21,534	(1,100)	56	20,490

Noninterest income	3,964	95,016	(612)	98,368

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	10,074	51,526	(310)	61,290
Occupancy, office furniture and equipment	1,880	3,395	-	5,275
Advertising	545	1,219	-	1,764
Data processing	1,283	808	10	2,101
Communications	188	467	-	655
Professional fees	424	2,470	15	2,909
Real estate owned	44	-	-	44
Loan processing expense	-	2,284	-	2,284
Other	1,112	5,791	(328)	6,575
Total noninterest expenses	15,550	67,960	(613)	82,897
Income before income taxes	9,948	25,956	57	35,961
Income tax expense	1,728	7,208	8	8,944
Net income	$8,220	$18,748	$49	$27,017

	As of or for the six months ended June 30, 2019
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (loss)	$26,662	$(737)	$(8)	$25,917
Provision (credit) for loan losses	(700)	50	-	(650)
Net interest income (loss) after provision for loan losses	27,362	(787)	(8)	26,567

Noninterest income	1,960	57,935	(448)	59,447

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	9,427	38,639	(353)	47,713
Occupancy, office furniture and equipment	1,916	3,540	-	5,456
Advertising	401	1,520	-	1,921
Data processing	950	680	8	1,638
Communications	175	506	-	681
Professional fees	428	1,046	10	1,484
Real estate owned	51	-	-	51
Loan processing expense	-	1,684	-	1,684
Other	1,124	3,098	(146)	4,076
Total noninterest expenses	14,472	50,713	(481)	64,704
Income before income taxes	14,850	6,435	25	21,310
Income tax expense	3,281	1,831	13	5,125
Net income	$11,569	$4,604	$12	$16,185

Note 15 – Leases

The Company has entered into operating lease agreements for two of its community banking branch locations, all of its mortgage banking office locations, and some of its office equipment.  The leases have fixed terms defined regarding the payments and length.  The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of financial condition. Some of the leases included options to extend the leases.  These options are reviewed and factored into the length of the lease if the option is expected to be extended.  Leases did not contain an implicit rate; therefore, the Company used the incremental borrowing rates for the discount rate.  There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three or six months ended June 30, 2020 and June 30, 2019.

At June 30, 2020, the Company had lease liabilities totaling $7.7 million and right-of-use assets totaling $7.2 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively, on the consolidated statements of financial condition.

The cost components of our operating leases were as follows for the three and six months ended June 30, 2020 and June 30, 2019:

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
	(In Thousands)
Operating lease cost	$770	$804	$1,594	$1,562
Variable cost	131	156	240	416
Short-term lease cost	121	294	314	527
Total	$1,022	$1,254	$2,148	$2,505

At June 30, 2020, the Company had leases that had not yet commenced, but will create approximately $718,000 of additional lease liabilities and right-of-use assets for the Company in the third quarter of 2020.

The table below summarizes other information related to our operating leases:

Six months ended June 30, 2020
(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,807
Initial recognition of right of use asset	437
Initial recognition of lease liabilities	437
Weighted average remaining lease term - operating leases, in years	3.1
Weighted average discount rate - operating leases	5.9%

As of June 30, 2020, lease liability information for the Company is summarized in the following table.

Maturity analysis	Operating leases
(In Thousands)
One year or less	$3,042
More than one year through two years	2,134
More than two years through three years	1,589
More than three years through four years	962
More than four years through five years	157
More than five years	940
Total lease payments	8,824
Present value discount	(1,157)
Lease liability	$7,667

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and six months ended June 30, 2020 and 2019 and the financial condition as of June 30, 2020 compared to the financial condition as of December 31, 2019.
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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and six months ended June 30, 2020 and 2019, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.
Significant Items

Earnings comparisons for the three and six months ended June 30, 2020 and 2019 were impacted by the Significant Items summarized below.

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

•
The CARES Act allows for a temporary delay in the adoption of accounting guidance under Accounting Standards Codification Topic 326, “Financial Instruments – Credit Losses (“CECL”) until the earlier of December 31, 2020 or after the end of the COVID-19 national emergency.  During the quarter ended March 31, 2020, pursuant to the recently-enacted CARES Act and guidance from the Securities and Exchange Commission (“SEC”) and Financial Accounting Standards Board (“FASB”), we elected to delay adoption of CECL.  Our June 30, 2020 financial statements include an allowance for loan losses that was prepared under the existing incurred loss methodology.

•
Under the CARES Act, loans less than 30 days past due as of December 31, 2019 and COVID-19 modifications are considered current. A financial institution suspended the requirements under accounting principles generally accepted in the United States (US GAAP) for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”).  This includes a suspension of the requirement to determine impairment of these modifications for accounting purposes.  In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our lending clients that are adversely affected by the pandemic.  As of June 30, 2020, the Company had modified 191 loans totaling $113.9 million consisting of payment of interest (deferral of principal) for a period ranging from 90 to 180 days.  In addition, as of that same date the Company had modified 16 loans totaling $7.9 million consisting of the deferral of principal and interest for a period of three to eight months.  In accordance with interagency guidance issued in April 2020, these short-term deferrals are not considered troubled debt restructurings.

•
The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program call the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, we were automatically authorized to originate PPP loans.  The Company is actively participating in assisting our customers with applications for resources through the program.  PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP.  As of June 30, 2020, we have funded 264 loans totaling $29.8 million.

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

Capital and liquidity

As of June 30, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.
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

There were no Significant Items during the three and six months ended June 30, 2019.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended June 30, 2020 and 2019

Net income totaled $4.1 million for the three months ended June 30, 2020 compared to $5.8 million for the three months ended June 30, 2019. Net interest income increased $171,000 to $13.7 million for the three months ended June 30, 2020 compared to $13.5 million for the three months ended June 30, 2019.  Interest income on loans increased on volume offset by a decrease in interest earned in the other interest-earning asset categories. Interest expense decreased as funding rates decreased.

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act. The Company calculated the current quarter allowance using the incurred loss model. There was a provision for loan losses of $4.3 million for the three months ended June 30, 2020 compared to no provision for the three months ended June 30, 2019. During the three months ended June 30, 2020, we made adjustments to our qualitative factors, primarily to account for the significant increase in the unemployment rate.

Total noninterest income increased $1.9 million due primarily to increases in loan fees. The loan fees increased primarily due to loan prepayment fees and fees earned on loan swaps. Cash surrender value of life insurance increased as the balance increased year over year. Other income slightly increased primarily due to wealth management and rental income.

Compensation, payroll taxes, and other employee benefits expense increased $235,000 to $4.9 million due primarily to an increase in salaries expense and variable compensation offset by lower health insurance expense. Occupancy, office furniture and equipment decreased due primarily to decreased computer expense. Data processing and advertising expense increased primarily due to the rollout of a new ditigal banking platform during the three months ended June 30, 2020. Professional fees increased for the three months ended June 30, 2020 due to additional audit fees in 2020. Other noninterest expense decreased as a result of regulator fees and a credit for FDIC insurance received during the three months ended June 30, 2020.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2020 and 2019

Net income totaled $16.8 million for the three months ended June 30, 2020 compared to $3.9 million for the three months ended June 30, 2019. We originated $1.14 billion in mortgage loans held for sale (including sales to the community banking segment) during the three months ended June 30, 2020, which represents an increase of $349.4 million, or 44.1%, from the $793.3 million originated during the three months ended June 30, 2019. The increase in loan production volume was driven by a $410.3 million, or 417.0%, increase in refinance products as mortgage rates decreased. Mortgage purchase products decreased $60.7 million, or 8.7% due to inventory shortages in a number of our markets. Total mortgage banking noninterest income increased $29.9 million, or 86.9%, to $64.2 million during the three months ended June 30, 2020 compared to $34.4 million during the three months ended June 30, 2019.  The increase in mortgage banking noninterest income was related to a 44.1% increase in volume and a 27.0% increase in gross margin on loans originated and sold for the three months ended June 30, 2020 compared to June 30, 2019.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold expansion reflects increased industry demand due to the current low rate environment.  We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 55.5% of total originations during the three months ended June 30, 2020, compared to 87.6% of total originations during the three months ended June 30, 2019, respectively, as refinance demand accelerated from the low rate environment.  The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 75.8% and 24.2% of all loan originations, respectively, during the three months ended June 30, 2020, compared to 70.2% and 29.8% of all loan originations, respectively, during the three months ended June 30, 2019.

Total compensation, payroll taxes and other employee benefits increased $9.6 million, or 42.3%, to $32.1 million for the three months ended June 30, 2020 compared to $22.6 million for the three months ended June 30, 2019.  The increase in compensation expense was primarily a result of the increase in commission expense as fundings increased, bonus and incentives due to record originations. In addition, branch manager pay increased as branches were more profitable. Professional fees increased due to ongoing litigation costs. Occupancy, office furniture, and equipment and advertising expense decreased due to lower rent and marketing expenses driven by a reduction in branches compared to the prior year. Data processing and loan processing expenses increased due primarily to new contracts and increased application and funding volumes. Other noninterest expense increased primarily due to a increased provision for loan sale losses as there was additional uncertainity regarding selling loans to third party investors from COVID-19 pandemic challenges and servicing fees as loans with mortgage servicing rights retained increased.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended June 30,
	2020	2019
	(Dollars in Thousands, except per share amounts)

Net income	$20,948	9,643
Earnings per share - basic	0.86	0.37
Earnings per share - diluted	0.85	0.37
Annualized return on average assets	3.87%	1.95%
Annualized return on average equity	22.39%	9.96%

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
	Three months ended June 30,
	2020			2019
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$$1,759,970	$$18,493	4.23%	$$1,552,199	$$18,026	4.66%
Mortgage related securities (2)	105,727	670	2.55%	114,537	764	2.68%
Debt securities, federal funds sold and short-term investments (2)(3)	164,306	768	1.88%	180,111	1,198	2.67%
Total interest-earning assets	2,030,003	19,931	3.95%	1,846,847	19,988	4.34%

Noninterest-earning assets	147,342			136,263
Total assets	$$2,177,345			$$1,983,110

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$$45,289	9	0.08%	$$35,744	8	0.09%
Money market, savings, and escrow accounts	252,500	464	0.74%	193,542	318	0.66%
Time deposits	730,573	3,474	1.91%	736,798	4,018	2.19%
Total interest-bearing deposits	1,028,362	3,947	1.54%	966,084	4,344	1.80%
Borrowings	609,863	2,665	1.76%	504,940	2,588	2.06%
Total interest-bearing liabilities	1,638,225	6,612	1.62%	1,471,024	6,932	1.89%

Noninterest-bearing liabilities
Noninterest-bearing deposits	115,605			91,545
Other noninterest-bearing liabilities	47,140			32,143
Total noninterest-bearing liabilities	162,745			123,688
Total liabilities	1,800,970			1,594,712
Equity	376,375			388,398
Total liabilities and equity	$$2,177,345			$$1,983,110

Net interest income / Net interest rate spread (4)		13,319	2.33%		13,056	2.45%
Less: taxable equivalent adjustment		70	0.02%		75	0.02%
Net interest income / Net interest rate spread, as reported		$$13,249	2.31%		$$12,981	2.43%
Net interest-earning assets (5)	$$391,778			$$375,823
Net interest margin (6)			2.62%			2.82%
Tax equivalent effect			0.02%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.64%			2.84%
Average interest-earning assets to average interest-bearing liabilities			123.91%			125.55%
__________
(1) Interest income includes net deferred loan fee amortization income of $428,000 and $192,000 for the three months ended June 30, 2020 and 2019, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended June 30, 2020 and 2019. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.71% and 2.50% for the three months ended June 30, 2020 and 2019, respectively.
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

	Three months ended June 30,
	2020 versus 2019
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$1,519	$(1,052)	$467
Mortgage related securities (3)	(58)	(36)	(94)
Debt securities, federal funds sold and short-term investments (3)(4)	(118)	(312)	(430)
Total interest-earning assets	1,343	(1,400)	(57)

Interest expense:
Demand accounts	2	(1)	1
Money market, savings, and escrow accounts	104	42	146
Time deposits	(34)	(510)	(544)
Total interest-earning deposits	72	(469)	(397)
Borrowings	255	(178)	77
Total interest-bearing liabilities	327	(647)	(320)
Net change in net interest income	$1,016	$(753)	$263
______________
(1)   Interest income includes net deferred loan fee amortization income of $428,000 and $192,000 for the three months ended June 30, 2020 and 2019, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended June 30, 2020 and June 30, 2019.

Net interest income increased $268,000, or 2.1%, to $13.2 million during the three months ended June 30, 2020 compared to $13.0 million during the three months ended June 30, 2019.

●
Interest income on loans increased $467,000 due primarily to an increase of $207.8 million, or 13.4%, in average loans offset by a 43 basis point decrease in average yield on loans as London Interbank Offered Rate (LIBOR) and U.S. Treasury rates continued to decrease. The increase in average loan balance was driven by a $44.5 million, or 3.2%, increase in the average balance of loans held in portfolio and by an increase of $163.3 million, or 92.9%, in the average balance of loans held for sale.

●	Interest income from mortgage-related securities decreased $94,000 primarily as the yield decreased 13 basis points. Additionally, the average balance decreased $8.8 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $425,000 due to a 79 basis point decrease in the average yield. The decrease in average yield was primarily driven by the decrease in federal funds rate over the past year and as higher yielding securities have matured.  The average balance decreased $15.8 million to $164.3 million due to a lower cash balance on hand and municipal securities balances as maturities occurred throughout the past 12 months were not replaced due to market conditions.  Offsetting those decreases, the balance of FHLB stock increased with additional FHLB borrowings.

●
Interest expense on time deposits decreased $544,000, or 13.5%, primarily due to a 28 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $6.2 million compared to the prior year period.

●
Interest expense on money market, savings, and escrow accounts increased $146,000, or 45.9%, due primarily to an eight basis point increase in average cost of money market, savings, and escrow accounts along with an increase in average balance of $59.0 million. Money market accounts have been a focus over the year and the Company has aggressively marketed new customers through various new offerings and new branches that opened within the past 12 months.

●
Interest expense on borrowings increased $77,000, or 3.0%, due to an increase of $104.9 million to $609.9 million in average borrowing volume during the quarter ended June 30, 2020. The increase was primarily due to the funding of the loans held for sale. Offsetting the increase in volume, the average cost of borrowings decreased 30 basis points to 1.76% during the three months ended June 30, 2020, compared to 2.06% during the three months ended June 30, 2019. The decrease in the cost of borrowings resulted from the new short-term fundings borrowed at a lower rate.

Provision for Loan Losses

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act. The Company calculated the current quarter allowance using the incurred loss model. The provision for loan losses was $4.5 million for the three months ended June 30, 2020 compared to $30,000 in provision for loan losses for the three months ended June 30, 2019 as economic conditions worsened due to the COVID-19 pandemic. Additional qualitative risk factors were applied to each of the loan categories primarily to account for the significant increase in the unemployment rate.  We had a provision for loan losses of $4.3 million at the community banking segment and $175,000 for the mortgage banking segment. Net recoveries were $8,000 for the three months ended June 30, 2020.

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

Noninterest Income
	Three months ended June 30,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$2,231	$390	$1,841	472.1%
Increase in cash surrender value of life insurance	520	507	13	2.6%
Mortgage banking income	63,774	34,105	29,669	87.0%
Other	379	188	191	101.6%
Total noninterest income	$66,904	$35,190	$31,714	90.1%

Total noninterest income increased $31.7 million, or 90.1%, to $66.9 million during the three months ended June 30, 2020 compared to $35.2 million during the three months ended June 30, 2019. The increase resulted primarily from an increase in mortgage banking income along with increases in all noninterest income categories.

●
The increase in mortgage banking income was primarily the result of an increase in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis increased $328.6 million, or 42.2%, to $1.11 billion during the three months ended June 30, 2020 compared to $778.9 million during the three months ended June 30, 2019. Gross margin on loans originated and sold increased 27.0% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2020 and 2019" above for additional discussion of the increase in mortgage banking income.

●	Service charges on loans and deposits increased primarily due to loan prepayment fees and fees earned on loan swaps.
●	The increase in cash surrender value of life insurance was due primarily to an increase in balance.
●
The increase in other noninterest income was due primarily to increases in mortgage servicing fee income, wealth management revenue, and rental income. Mortgage servicing fee income increased as loans sold with servicing rights retained increased due to market conditions.

Noninterest Expenses
	Three months ended June 30,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$36,889	$27,074	$9,815	36.3%
Occupancy, office furniture and equipment	2,534	2,680	(146)	(5.4)%
Advertising	864	963	(99)	(10.3)%
Data processing	1,095	869	226	26.0%
Communications	317	353	(36)	(10.2)%
Professional fees	1,077	789	288	36.5%
Real estate owned	33	19	14	73.7%
Loan processing expense	1,208	879	329	37.4%
Other	3,672	1,729	1,943	112.4%
Total noninterest expenses	$47,689	$35,355	$12,334	34.9%

Total noninterest expenses increased $12.3 million, or 34.9%, to $47.7 million during the three months ended June 30, 2020 compared to $35.4 million during the three months ended June 30, 2019.

●
Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment increased $9.6 million, or 42.3%, to $32.1 million during the three months ended June 30, 2020. The increase in compensation expense was primarily a result of an increase in commission expense as fundings increased and branch manager pay increased as branches were more profitable.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $235,000, or 5.0%, to $4.9 million during the three months ended June 30, 2020. The increase was due primarily to an increase in salaries expense due to annual raises and variable compensation as executives are eligible for a greater payout. Offsetting the increases, health insurance expense decreased with fewer claims.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $68,000 to $1.7 million during the three months ended June 30, 2020, primarily resulting from lower rent expense offset by an increase in computer equipment expense to accomodate remote working.

●
Occupancy, office furniture and equipment expense at the community banking segment decreased $78,000 to $866,000 during the three months ended June 30, 2020. The decrease was due primarily to decreased computer expenses.

●
Advertising expense decreased $99,000, or 10.3%, to $864,000 during the three months ended June 30, 2020. This was primarily due to marketing decreases at the mortgage banking segment as volumes were largely driven by lower rates. Advertising at the community banking segment increased to promote the new ditigal banking platform that launched in the quarter.

●
Data processing expense increased $226,000, or 26.0%, to $1.1 million during the three months ended June 30, 2020. This was primarily due to a new ditigal banking platform rollout at the community banking segment and new contracts at the mortgage banking segment as technology investments continue to increase.

●
Professional fees increased $288,000, or 36.5%, to $1.1 million during the three months ended June 30, 2020. This was primarily due to an increase in legal expenses at the mortgage banking segment for ongoing litigation costs.

●
Loan processing expense increased $329,000, or 37.4%, to $1.2 million during the three months ended June 30, 2020. This was primarily due to an increase in loan costs associated with the application volumes as mortgage rates declined.

●
Other noninterest expense increased $1.9 million, or 112.4%, to $3.7 million during the three months ended June 30, 2020. The increase at the mortgage banking segment was primarily due to an increased provision for loan sale losses as there was additional uncertainity regarding selling loans to third party investors from COVID-19 pandemic challenges. Offsetting the increase, other noninterest expenses decreased at the community banking segment as the FDIC issued a credit for the three months ended June 30, 2020 along with a decrease in other regulator fees.

Income Taxes

Income tax expense totaled $7.0 million for the three months ended June 30, 2020 compared to $3.1 million during the three months ended June 30, 2019. Income tax expense was recognized on the statement of income during the three months ended June 30, 2020 at an effective rate of 25.1% of pretax income compared to 24.6% during the three months ended June 30, 2019. The increase in rate is primarily due to higher pretax income.

Comparison of Community Banking Segment for the Six Months Ended June 30, 2020 and 2019

Net income decreased $3.3 million for the six months ended June 30, 2020 to $8.2 million compared to net income of $11.6 million for the six months ended June 30, 2019.  Net interest income decreased $53,000 to $26.6 million for the six months ended June 30, 2020 compared to $26.7 million for the six months ended June 30, 2019.  Net interest income decreased due to an increase in interest expense as the average amount of borrowings increased.  Partially offsetting the increase in interest expense, interest income increased primarily due loan interest as average loan balance increased.

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act. The Company calculated the current quarter allowance using the incurred loss model. Provision for loan losses was $5.1 million for the six months ended June 30, 2020 compared to a negative provision of $700,000 for the six months ended June 30, 2019 as economic conditions significantly worsened during the six months ended June 30, 2020.

Total noninterest income increased $2.0 million due primarily to increases in loan fees. The loan fees increased primarily due to loan prepayment fees and fees earned on loan swaps. Cash surrender value of life insurance increased as the balance increased year over year. Other income slightly increased primarily due to wealth management and rental income.

Compensation, payroll taxes, and other employee benefits expense increased $647,000 to $10.1 million due primarily to an increase in salaries expense and variable compensation offset by lower equity award expense. Occupancy, office furniture and equipment decreased due primarily to computer and snow plowing expense. Data processing and advertising expense increased primarily due to the rollout of a new ditigal banking platform during the six months ended June 30, 2020. Communications expenese increased while professional fees, real estate owned and other expenses decreased.

Comparison of Mortgage Banking Segment Operations for the Six Months Ended June 30, 2020 and 2019

Net income totaled $18.7 million for the six months ended June 30, 2020 compared to $4.6 million for the six months ended June 30, 2019. We originated $1.85 billion in mortgage loans held for sale (including sales to the community banking segment) during the six months ended June 30, 2020, which represents an increase of $556.8 million, or 43.0%, from the $1.29 billion originated during the six months ended June 30, 2019. The increase in loan production volume was driven by a $584.2 million, or 392.1%, increase in refinance products as mortgage rates decreased. Mortgage purchase products decreased $37.1 million, or 2.4% due to inventory shortgage issues. Total mortgage banking noninterest income increased $37.1 million, or 64.0%, to $95.0 million during the six months ended June 30, 2020 compared to $57.9 million during the six months ended June 30, 2019.  The increase in mortgage banking noninterest income was related to a 43.0% increase in volume and an 11.9% increase in gross margin on loans originated and sold for the six months ended June 30, 2020 compared to June 30, 2019.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The increase in gross margin on loans originated and sold reflects industry demand due to the low rate environment resulting in higher volume.  We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan. Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity decreased to 60.4% from 88.5% of total originations for the six months ended June 30, 2020 and 2019, respectively, as refinance demand accelerated from the low rate environment. The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 74.1% and 25.9% of all loan originations, respectively, during the six months ended June 30, 2020, compared to 69.5% and 30.5% of all originations, respectively, during the six months ended June 30, 2019.

Total compensation, payroll taxes and other employee benefits increased $12.9, or 33.4%, to $51.5 million for the six months ended June 30, 2020 compared to $38.6 million for the six months ended June 30, 2019.  The increase in compensation expense was primarily a result of the increase in commission expense as fundings increased, bonus and incentives due to record originations. In addition, branch manager pay increased as branches were more profitable. Occupancy, office furniture, and equipment expense decreased due to lower rent expense as underperforming branches closed. Advertising expense decreased as the low rate environment attracted customers. Loan processing expenses increased for the six months ended June 30, 2020 as loan costs increased due to loan application volume.  Professional fees and data processing expenses increased primarily due to a $1.1 million legal award ruling (see further discussion in Note 10 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to unaudited consolidated financial statements for additional information) along with ongoing litigation costs and new contracts.  Other noninterest expense increased primarily due to increased provision for loan sale losses as there was additional uncertainity regarding selling loans to third party investors from COVID-19 pandemic challenges.

Consolidated Waterstone Financial, Inc. Results of Operations
	Six months ended June 30,
	2020	2019
	(Dollars in Thousands, except per share amounts)

Net income	$27,017	$$16,185
Earnings per share - basic	1.08	0.61
Earnings per share - diluted	1.08	0.61
Annualized return on average assets	2.59%	1.67%
Annualized return on average equity	14.03%	8.28%

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

	Six months ended June 30,
	2020			2019
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$$1,661,033	$$36,180	4.38%	$$1,515,300	$$35,130	4.68%
Mortgage related securities (2)	108,908	1,372	2.53%	115,102	1,523	2.67%
Debt securities, federal funds sold and short-term investments (2)(3)	185,395	1,902	2.06%	187,350	2,583	2.78%
Total interest-earning assets	1,955,336	39,454	4.06%	1,817,752	39,236	4.35%

Noninterest-earning assets	139,820			130,852
Total assets	$$2,095,156			$$1,948,604

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$$42,587	17	0.08%	$$36,005	16	0.09%
Money market, savings, and escrow accounts	235,721	891	0.76%	184,937	593	0.65%
Time deposits	732,360	7,357	2.02%	736,138	7,725	2.12%
Total interest-bearing deposits	1,010,668	8,265	1.64%	957,080	8,334	1.76%
Borrowings	552,729	5,273	1.92%	472,105	4,834	2.06%
Total interest-bearing liabilities	1,563,397	13,538	1.74%	1,429,185	13,168	1.86%

Noninterest-bearing liabilities
Noninterest-bearing deposits	104,116			94,730
Other noninterest-bearing liabilities	40,264			30,331
Total noninterest-bearing liabilities	144,380			125,061
Total liabilities	1,707,777			1,554,246
Equity	387,379			394,358
Total liabilities and equity	$$2,095,156			$$1,948,604

Net interest income / Net interest rate spread (4)		25,916	2.32%		26,068	2.49%
Less: taxable equivalent adjustment		141	0.02%		151	0.01%
Net interest income / Net interest rate spread, as reported		$$25,775	2.30%		$$25,917	2.48%
Net interest-earning assets (5)	$$391,939			$$388,567
Net interest margin (6)			2.65%			2.88%
Tax equivalent effect			0.02%			0.01%
Net interest margin on a fully tax equivalent basis (6)			2.67%			2.89%
Average interest-earning assets to average interest-bearing liabilities			125.07%			127.19%
__________
(1)  Interest income includes net deferred loan fee amortization income of $599,000 and $322,000 for the six months ended June 30, 2020 and 2019, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the six months ended June 30, 2020 and 2019. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.91% and 2.62% for the six months ended June 30, 2020 and 2019, respectively.
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

	Six months ended June 30,
	2020 versus 2019
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$3,050	$(2,000)	$1,050
Mortgage related securities (3)	(78)	(73)	(151)
Debt securities, federal funds sold and short-term investments (3) (4)	(26)	(655)	(681)
Total interest-earning assets	2,946	(2,728)	218

Interest expense:
Demand accounts	3	(2)	1
Money market, savings, and escrow accounts	182	116	298
Time deposits	(37)	(331)	(368)
Total interest-earning deposits	148	(217)	(69)
Borrowings	750	(311)	439
Total interest-bearing liabilities	898	(528)	370
Net change in net interest income	$2,048	$(2,200)	$(152)
______________
(1)	Interest income includes net deferred loan fee amortization income of $599,000 and $322,000 for the six months ended June 30, 2020 and 2019, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the six months ended June 30, 2020 and 2019.

Net interest income decreased $142,000, or 0.5%, to $25.8 million during the six months ended June 30, 2020 compared to $25.9 million during the six months ended June 30, 2019.

●
Interest income on loans increased $1.1 million due primarily to an increase of $145.7 million, or 9.6%, in average loans offset by a 30 basis point decrease in average yield on loans as London Interbank Offered Rate (LIBOR) and U.S. Treasury rates continue to decrease. The increase in average loan balance was driven by a $30.6 million, or 2.2%, increase in the average balance of loans held in portfolio and by an increase of $115.1 million, or 83.0%, in the average balance of loans held for sale.

●	Interest income from mortgage related securities decreased $151,000 primarily as the yield decreased 14 basis points. Additionally, the average balance decreased $6.2 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $671,000 due to a 71 basis point decrease in the average yield. The decrease in average yield was primarily driven by the decrease in federal funds rate over the past year and as higher yielding securities have matured.  The average balance decreased $2.0 million to $185.4 million due to lower municipal securities balances as maturities occurred throughout the past 12 months and were not replaced due to market conditions.  Offsetting those decreases, the cash on hand increased and the balance of FHLB stock increased with additional FHLB borrowings.

●
Interest expense on time deposits decreased $368,000, or 4.8%, primarily due to a 10 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $3.8 million compared to the prior year period.

●
Interest expense on money market, savings, and escrow accounts increased $298,000, or 50.3%, due primarily to an 11 basis point increase in average cost of money market, savings, and escrow accounts along with an increase in average balance of $50.8 million. Money market accounts have been a focus over the year and the Company has aggressively marketed new customers through various new offerings and new branches that opened within the past 12 months.

●
Interest expense on borrowings increased $439,000, or 9.1%, due to an increase of $80.6 million to $552.7 million in average borrowing volume during the six months ended June 30, 2020. The increase was primarily due to the funding of the loans held for sale. Offsetting the increase in volume, the average cost of borrowings decreased 14 basis points to 1.92% during the six months ended June 30, 2020, compared to 2.06% during the six  months ended June 30, 2019. The decrease in the cost of borrowings resulted from the new short-term fundings borrowed at a lower rate.

Provision for Loan Losses

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act. The Company calculated the current year allowance using the incurred loss model. The provision for loan losses was $5.3 million for the six months ended June 30, 2020 compared to a negative provision for loan losses of $650,000 for the six months ended June 30, 2019 as economic conditions worsened due to the COVID-19 pandemic. Additional qualitative risk factors were applied to each of the loan categories primarily to account for the significant increase in the unemployment rate.  We had a provision for loan losses of $5.1 million at the community banking segment and $210,000 for the mortgage banking segment. Net recoveries were $62,000 for the six months ended June 30, 2020.

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

Noninterest Income

		Six months ended June 30,
	2020	2019	$ Change	% Change
		(Dollars in Thousands)

Service charges on loans and deposits	$2,712	$769	$1,943	252.7%
Increase in cash surrender value of life insurance	873	851	22	2.6%
Mortgage banking income	94,180	57,464	36,716	63.9%
Other	603	363	240	66.1%
Total noninterest income	$98,368	$59,447	$38,921	65.5%

Total noninterest income increased $38.9 million, or 65.5%, to $98.4 million during the six months ended June 30, 2020 compared to $59.4 million during the six months ended June 30, 2019. The increase resulted primarily from an increase in mortgage banking income along with increases in all noninterest income categories.

●
The increase in mortgage banking income was primarily the result of an increase in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis increased $525.1 million, or 41.3%, to $1.80 billion during the six months ended June 30, 2020 compared to $1.27 billion during the six months ended June 30, 2019. Gross margin on loans originated and sold increased 11.9% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Six Months Ended June 30, 2020 and 2019" above for additional discussion of the increase in mortgage banking income.

●	Service charges on loans and deposits increased primarily due to loan prepayment fees and fees earned on loan swaps.
●	The increase in cash surrender value of life insurance was due primarily to an increase in balance.
●
The increase in other noninterest income was due primarily to increases in mortgage servicing fee income, wealth management revenue, and rental income. Mortgage servicing fee income increased as loans sold with servicing rights retained increased due to market conditions.

Noninterest Expenses

	Six months ended June 30,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$61,290	$47,713	$13,577	28.5%
Occupancy, office furniture and equipment	5,275	5,456	(181)	(3.3)%
Advertising	1,764	1,921	(157)	(8.2)%
Data processing	2,101	1,638	463	28.3%
Communications	655	681	(26)	(3.8)%
Professional fees	2,909	1,484	1,425	96.0%
Real estate owned	44	51	(7)	(13.7)%
Loan processing expense	2,284	1,684	600	35.6%
Other	6,575	4,076	2,499	61.3%
Total noninterest expenses	$82,897	$64,704	$18,193	28.1%

Total noninterest expenses increased $18.2 million, or 28.1%, to $82.9 million during the six months ended June 30, 2020 compared to $64.7 million during the six months ended June 30, 2019.

●
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment increased $12.9 million, or 33.4%, to $51.5 million for the six months ended June 30, 2020. The increase in compensation expense was primarily a result of an increase in commission expense as fundings increased and branch manager pay increased as branches were more profitable.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $647,000, or 6.9%, to $10.1 million during the six months ended June 30, 2020. The increase was due primarily to an increase in salaries expense due to annual raises and variable compensation as executives are eligible for a greater payout. Offsetting the increases, equity award expense decreased as a majority of awards granted in 2015 had a final vesting in 2019.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $145,000 to $3.4 million during the six months ended June 30, 2020, resulting from lower rent expense as a result of underperforming branches closing.  Offsetting the decreases, computer expenses increased to accomodate remote working.

●
Occupancy, office furniture and equipment expense at the community banking segment decreased $36,000 to $1.9 million during the six months ended June 30, 2020.  The decrease was due primarily to lower computer and snow plowing expense.

●
Advertising expense decreased $301,000 at the mortgage banking segment as lower rates generated customer activity.  Offsetting the decrease at the mortgage banking segment, advertising increased $144,000 at the community banking segment to promote the opening of a new branch and the new digital banking platform.

●
Data processing expense increased $463,000, or 28.3%, to $2.1 million during the six months ended June 30, 2020. This was primarily due to the new ditigal banking platform rollout at the community banking segment and new contracts at the mortgage banking segment as technology investments continue to increase.

●
Professional fees expense increased $1.4 million, or 96.0%, to $2.9 million primarily as a result of an increase in legal fees at the mortgage banking segment for a $1.1 million legal award ruling (see further discussion in Note 10 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to unaudited consolidated financial statements for additional information) and ongoing litigation costs along with an increase in audit expense at the community banking segment.

●
Loan processing expense increased $600,000, or 35.6%, to $2.3 million during the six months ended June 30, 2020. This was primarily due to an increase in loan costs associated with the application volumes as mortgage rates declined.

●
Other noninterest expense increased $2.5 million for the six months ended June 30, 2020 due to an increase at the mortgage banking segment.  The increase at the mortgage banking segment was primarily due to an increased provision for loan sale losses as there was additional uncertainity regarding selling loans to third party investors from COVID-19 pandemic challenges. Offsetting the increase, other noninterest expenses decreased at the community banking segment as the FDIC issued a credit for the six months ended June 30, 2020 along with a decrease in other regulator fees.

Income Taxes

Income tax expense totaled $8.9 million for the six months ended June 30, 2020 compared to $5.1 million during the six months ended June 30, 2019. Income tax expense was recognized on the statement of income during the six months ended June 30, 2020 at an effective rate of 24.9% of pretax income compared to 24.0% during the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company recognized a benefit of approximately $47,000 related to stock awards exercised compared to a benefit of $100,000 recognized during the six months ended June 30, 2019.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total Assets – Total assets increased by $221.2 million, or 11.1%, to $2.22 billion at June 30, 2020 from $2.00 billion at December 31, 2019. The increase in total assets primarily reflects an increase in loans held for sale, loans receivable and prepaid expenses and other assets due to an increase in the fair market value of the loan rate lock commitments partially offset by a decrease in securities available for sale. The total assets increase reflects liability increases in deposits, additional short-term debt, advance payments by borrowers for taxes, and other liabilities due to hedging liabilities.

Cash and Cash Equivalents – Cash and cash equivalents increased $2.6 million, or 3.5%, to $76.9 million at June 30, 2020, compared to $74.3 million at December 31, 2019.  The increase in cash and cash equivalents primarily reflects the additional source of funds through an increase in deposits and short-term borrowings.

Securities Available for Sale – Securities available for sale decreased $14.4 million during the six months ended June 30, 2020. The decrease was primarily due to paydowns in mortgage-related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale - Loans held for sale increased $163.3 million to $383.4 million at June 30, 2020 due to the increase of refinancing activity resulting from the reduction in mortgage rates.

Loans Receivable - Loans receivable held for investment increased $45.8 million to $1.43 billion at June 30, 2020.  The increase in total loans receivable was attributable to increases in commercial real estate, construction and land, multi-family, commercial, and consumer loan categories. The growth in the commercial loan category was driven by $29.8 million of PPP loans originated during the three months ended June 30, 2020. Partially offsetting those increases, one- to four-family and home equity loan categories decreased.

The following table shows loan originations during the periods indicated.

	For the		For the
	Six months ended June 30,		Year Ended
	2020	2019	December 31, 2019
		(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$56,970	$32,170	$95,461
Multi-family	102,432	33,005	110,136
Home equity	3,232	2,820	5,804
Construction and land	21,995	5,391	59,814
Commercial real estate	25,638	10,451	49,710
Total real estate loans originated for investment	210,267	83,837	320,925
Consumer loans originated for investment	275	-	55
Commercial business loans originated for investment	41,482	4,412	7,517
Total loans originated for investment	$252,024	$88,249	$328,497

Allowance for Loan Losses - The allowance for loan losses increased $5.3 million from December 31, 2019. The increase resulted from a provision due to increased economic uncertainity increasing the required allowance related to the loans collectively reviewed. The overall increase was primarily related to each of the one- to four-family, multi-family, home equity, construction and land, commercial real estate, consumer, and commercial categories.  See Note 3 for further discussion on the allowance for loan losses.

Real Estate Owned – Total real estate owned decreased $46,000 from December 31, 2019.  During the six months ended June 30, 2020, $299,000 of loans were transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $345,000. There were no writedowns during the six months ended June 30, 2020.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $23.5 million to $54.8 million at June 30, 2020. The increase was primarily due to increases in loan rate lock commitments, funding receivables from investors, and receivables from back-to-back interest rate swaps.

Deposits – Total deposits increased $89.9 million to $1.16 billion at June 30, 2020.  The increase was driven by an increase of $49.3 million in money market and savings deposits and $41.0 million in demand deposits offset by a decrease of $354,000 in time deposits.

Borrowings – Total borrowings increased $115.5 million, or 23.9%, to $599.1 million at June 30, 2020. The community banking segment added $104.0 million in short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment increased a total of $11.5 million at June 30, 2020 from December 31, 2019.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $16.6 million to $20.8 million at June 30, 2020. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities increased $7.2 million to $54.4 million at June 30, 2020 compared to December 31, 2019. Other liabilities increased primarily due to liabilies resulting from payables due on back-to-back swaps, accrued compensation, and forward commitments to sell loans at the mortgage banking segment. Offsetting the increase, other liabilities decreased related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes. The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition. These amounts remain classified as other liabilities until settled.

Shareholders’ Equity – Shareholders' equity decreased $8.1 million to $385.6 million at June 30, 2020 from December 31, 2019.  Shareholders' equity decreased primarily due to the declaration of regular and special dividends and the repurchase of stock.  Partially offsetting the decreases, there were increases related to net income, additional paid-in capital as stock options were exercised, equity awards vesting, the fair value of the security portfolio, and unearned ESOP shares vesting.

ASSET QUALITY

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2020	2019
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,753	$5,985
Multi-family	639	667
Home equity	77	70
Construction and land	-	-
Commercial real estate	67	303
Commercial	-	-
Consumer	-	-
Total non-accrual loans	5,536	7,025

Real estate owned
One- to four-family	-	46
Multi-family	-	-
Construction and land	1,256	1,256
Commercial real estate	-	-
Total real estate owned	1,256	1,302
Valuation allowance at end of period	(554)	(554)
Total real estate owned, net	702	748
Total nonperforming assets	$6,238	$7,773

Total non-accrual loans to total loans	0.39%	0.51%
Total non-accrual loans to total assets	0.25%	0.35%
Total nonperforming assets to total assets	0.28%	0.39%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Six Months
	Ended June 30,
	2020	2019
	(In Thousands)

Balance at beginning of period	$7,025	$6,555
Additions	1,422	764
Transfers to real estate owned	(299)	(743)
Charge-offs	(3)	(8)
Returned to accrual status	(1,033)	(127)
Principal paydowns and other	(1,576)	(756)
Balance at end of period	$5,536	$5,685

Total non-accrual loans decreased by $1.5 million, or 21.2%, to $5.5 million as of June 30, 2020 compared to $7.0 million as of December 31, 2019.  The ratio of non-accrual loans to total loans receivable was 0.39% at June 30, 2020 compared to 0.51% at December 31, 2019.  During the six months ended June 30, 2020, $1.4 million in loans were placed on non-accrual status. Offsetting this activity, $1.0 million returned to accrual status, $1.6 million in principal payments were received, and $299,000 transferred to real estate owned during the six months ended June 30, 2020.

Of the $5.5 million in total non-accrual loans as of June 30, 2020, $4.6 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.2 million in cumulative partial net charge-offs have been recorded over the life of these loans as of June 30, 2020.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $27,000 have been recorded as of June 30, 2020.  The remaining $917,000 of non-accrual loans were reviewed on an aggregate basis and $183,000 in general valuation allowance was deemed appropriate related to those loans as of June 30, 2020.   The $183,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of June 30, 2020 totaled $1.6 million, which represents 29.7% of total non-accrual loans as of that date.  These five loans have not had any cumulative life-to-date net charge-offs and $27,000 in specific valuation allowance was deemed necessary based on net realizable collateral value with respect to these five loans as of June 30, 2020.

For the six months ended June 30, 2020, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $195,000. We received $160,000 of interest payments on such loans during the six months ended June 30, 2020. Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more at June 30, 2020 or December 31, 2019.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of June 30, 2020
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,737	$591	$3,328
Multi-family	-	282	282
Commercial real estate	276	-	276
	$3,013	$873	$3,886

	As of December 31, 2019
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,740	$685	$3,425
Multi-family	-	308	308
Commercial real estate	278	7	285
	$3,018	$1,000	$4,018

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
We modified loans for borrowers that were not considered troubled debt under the CARES Act.  Loans less than 30 days past due as of December 31, 2019 were allowed for modifications if the borrower experienced a COVID-19 hardship. As of June 30, 2020, the Company modified $113.9 million of loans for a period ranging from 90 to 180 days consisting of principal payment deferral. As of June 30, 2020, the Company modified $7.9 million of loans, consisting of the deferral of principal and interest for a period of three to eight months.  In accordance with the CARES Act, these short term deferrals are not considered troubled debt restructurings.
The following table summarizes information with respect to the loans modified under the CARES Act as of June 30, 2020.

June 30, 2020

Loan modifications:
Residential real estate:
One- to four-family	$40,603
Multi-family	5,169
Home equity	331
Construction and land	-
Commercial real estate	72,500
Commercial	3,193
Consumer	-
Total loan modifications	$121,796
Total loan modifications to total loans receivable	8.49%

A loan with a total balance of $55,000 that was modified did not make their contractual interest-only payment as of June 30, 2020.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At June 30,	At December 31,
	2020	2019
	(Dollars in Thousands)

Loans past due less than 90 days	$2,538	$1,833
Loans past due 90 days or more	3,909	4,632
Total loans past due	$6,447	$6,465

Total loans past due to total loans receivable	0.45%	0.47%

Past due loans decreased by $18,000, or 0.3%, to $6.4 million at June 30, 2020 from $6.5 million at December 31, 2019.  Loans past due less than 90 days increased by $705,000, or 38.5%, primarily in the one- to four-family loan category.  Loans past due 90 days or more decreased by $723,000, or 15.6%, during the six months ended June 30, 2020.

REAL ESTATE OWNED

Total real estate owned decreased by $46,000, or 6.1%, to $702,000 at June 30, 2020, compared to $748,000 at December 31, 2019.  During the six months ended June 30, 2020, $299,000 of loans were transferred to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $345,000.  There were no write downs during the six months ended June 30, 2020. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an “as is value” assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Six Months
	Ended June 30,
	2020	2019
	(Dollars in Thousands)

Balance at beginning of period	$12,387	$13,249
Provision (credit) for loan losses	5,285	(650)
Charge-offs:
Mortgage
One- to four-family	7	25
Multi-family	5	1
Home equity	13	8
Commercial real estate	-	-
Construction and land	-	-
Consumer	1	5
Commercial	8	-
Total charge-offs	34	39
Recoveries:
Mortgage
One- to four-family	61	35
Multi-family	9	9
Home equity	18	12
Commercial real estate	7	1
Construction and land	1	-
Consumer	-	-
Commercial	-	-
Total recoveries	96	57
Net recoveries	(62)	(18)
Allowance at end of period	$17,734	$12,617

Ratios:
Allowance for loan losses to non-accrual loans at end of period	320.34%	221.93%
Allowance for loan losses to loans receivable at end of period	1.24%	0.92%
Net recoveries to average loans outstanding (annualized)	(0.01)%	0.00%
(Provision) credit for loan losses to net recoveries	(8,524.19)%	3,611.11%
Net recoveries to beginning of the period allowance (annualized)	(1.01)%	(0.27)%

The allowance for loan losses increased $5.3 million to $17.7 million at June 30, 2020, compared to $12.4 million at December 31, 2019.  The increase in allowance for loan losses reflects the $5.3 million provision. The provision recorded during the current year reflects an increased allocation related to the economic condition qualatitive factor as a result of the COVID-19 pandemic in each of the loan categories.

We had net recoveries of $62,000, or 0.01% of average loans annualized, for the six months ended June 30, 2020, compared to net recoveries of $18,000, or less than 0.01% of average loans annualized, for the six months ended June 30, 2019. Of the $62,000 in recoveries during the six months ended June 30, 2020, the majority of the activity related to loans secured by one- to four-family residential loans.

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

During the six months ended June 30, 2020, primary uses of cash and cash equivalents included: $1.80 billion in funding loans held for sale, $46.0 million for funding of loans receivable, $20.4 million in purchases of our common stock, $18.8 million for cash dividends paid, $5.6 million for purchases of FHLB stock, $4.5 million for purchases of mortgage related securities, and $2.5 million for purchases of debt securities.

During the six months ended June 30, 2020, primary sources of cash and cash equivalents included: $1.73 billion in proceeds from the sale of loans held for sale, $104.0 million in proceeds from short-term FHLB borrowings, $11.5 million in  proceeds from additional short-term borrowings, $89.9 million from an increase in deposits, $20.8 million in principal repayments on mortgage related securities, $3.4 million in maturities of debt securities, $27.0 million in net income, and a $4.7 million increase in advance payments by borrowers for taxes.

During the six months ended June 30, 2019, primary uses of cash and cash equivalents included: $1.27 billion in funding loans held for sale, $19.8 million for cash dividends paid, $6.8 million for purchases of mortgage related securities, and $14.4 million in purchases of our common stock.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2020 and 2019, respectively, $76.9 million and $70.1 million of our assets were invested in cash and cash equivalents.  At June 30, 2020, cash and cash equivalents were comprised of the following: $63.6 million in cash held at the Federal Reserve Bank and other depository institutions and $13.3 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts,  advances from the FHLB, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At June 30, 2020, we had $470.0 million in long-term advances from the FHLB with contractual maturity dates in 2027, 2028, and 2029.  The 2028 advance maturities have single call options in March 2021 and May 2021, along with two advances that have quarterly call options. One advance is currently callable quarterly and the other advance callable date begins in September 2020. The 2029 advance maturities have quarterly call option currently available and the other options beginning November 2020, August 2021, and May 2022. We had $104.0 million in short-term advances with the FHLB and contractual maturities in July 2020, August 2020, and May 2021. As an additional source of funds, the mortgage banking segment has a repurchase agreement. At June 30, 2020, we had $25.1 million outstanding under the repurchase agreement with a total outstanding commitment of $35.0 million.

At June 30, 2020, we had outstanding commitments to originate loans receivable of $16.8 million.  In addition, at June 30, 2020, we had unfunded commitments under construction loans of $76.2 million, unfunded commitments under business lines of credit of $22.8 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.4 million.  At June 30, 2020, certificates of deposit scheduled to mature in one year or less totaled $727.9 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At June 30, 2020, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $14.7 million.
Capital

Shareholders' equity decreased $8.1 million to $385.6 million at June 30, 2020 from December 31, 2019.  Shareholders' equity decreased primarily due to the declaration of regular and special dividends and the repurchase of stock.  Partially offsetting the decreases, there were increases related to net income, additional paid-in capital as stock options were exercised, equity awards vesting, the fair value of the security portfolio, and unearned ESOP shares vesting.

The Company's Board of Directors authorized a stock repurchase program in the second quarter of 2019 and it was completed in the second quarter of 2020. As of June 30, 2020, the Company had repurchased 9,727,753 shares at an average price of $14.25 under previously approved stock repurchase plans.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At June 30, 2020, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 8 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2020 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (3)	$171,016	$$171,016	$ $-	$ $-	$ $-
Money market and savings deposits (3)	247,233	247,233	-	-	-
Time deposit (3)	739,417	727,895	9,442	2,080	-
Repurchase agreements (3)	25,102	25,102	-	-	-
Federal Home Loan Bank advances (1)	574,000	104,000	-	-	470,000
Operating leases (2)	9,620	3,129	3,786	1,765	940
	$1,766,388	$$1,278,375	$$13,228	$$3,845	$$470,940

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

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2020.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$16,775	$16,775	$-	$-	$-
Unused portion of home equity lines of credit (2)	13,570	13,570	-	-	-
Unused portion of construction loans (3)	76,156	76,156	-	-	-
Unused portion of business lines of credit	22,803	22,803	-	-	-
Standby letters of credit	874	874	-	-	-
Total Other Commitments	$130,178	$130,178	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2020 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of June 30, 2020
Dollar Change	$$1,970	2,139	1,092	(2,156)
Percentage Change	3.43%	3.73	1.90	(3.76)

At June 30, 2020, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 1.90% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 3.76%.

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
Item 1A. Risk Factors
Except as previously disclosed, there have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the second quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
April 1, 2020 - April 30, 2020	201,556	$$13.94	201,556	234,926
May 1, 2020 - May 31, 2020	234,926	14.14	234,926	-
June 1, 2020 - June 30, 2020	1,178	14.68	-	-
Total	437,660	$$14.05	436,482	-

(a)
On May 30, 2019, the Board of Directors announced the completion of the then-existing stock repurchase plan and authorized the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. The maximum amount of shares were purchased under this plan.

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: August 6, 2020
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: August 6, 2020
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer