Form 10-Q
period 2020-09-30
Waterstone Financial, Inc.
filed 2020-11-04
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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
Yes      ☐            No      ☒
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 25,161,736 at November 3, 2020.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item l. Financial Statements
Consolidated Statements of Financial Condition as of September 30, 2020 (unaudited) and December 31, 2019	3
Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (unaudited)	5
Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019 (unaudited)	6-7
Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	8
Notes to Consolidated Financial Statements (unaudited)	9-40

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41-65
Item 3. Quantitative and Qualitative Disclosures about Market Risk	66
Item 4. Controls and Procedures	67

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	67
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	67 67 67 67 67
Item 6. Exhibits	68
Signatures	68

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2020	December 31, 2019
Assets	(Dollars In Thousands, except share and per share data)
Cash	$54,681	$52,814
Federal funds sold	21,151	12,704
Interest-earning deposits in other financial institutions and other short term investments	10,730	8,782
Cash and cash equivalents	86,562	74,300
Securities available for sale (at fair value)	153,201	178,476
Loans held for sale (at fair value)	385,803	220,123
Loans receivable	1,434,132	1,388,031
Less: Allowance for loan losses	18,844	12,387
Loans receivable, net	1,415,288	1,375,644

Office properties and equipment, net	23,961	25,028
Federal Home Loan Bank stock (at cost)	26,720	21,150
Cash surrender value of life insurance	63,255	69,665
Real estate owned, net	772	748
Prepaid expenses and other assets	65,260	31,213
Total assets	$2,220,822	$1,996,347

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$169,218	$130,063
Money market and savings deposits	271,283	197,942
Time deposits	744,150	739,771
Total deposits	1,184,651	1,067,776

Borrowings	552,126	483,562
Advance payments by borrowers for taxes	25,987	4,212
Other liabilities	58,629	47,111
Total liabilities	1,821,393	1,602,661

Shareholders’ equity:
Preferred stock (par value $0.01 per share)
Authorized - 50,000,000 shares at September 30, 2020 and at December 31, 2019, no shares issued	-	-
Common stock (par value $0.01 per share)
Authorized - 100,000,000 shares at September 30, 2020 and at December 31, 2019
Issued - 25,220,036 at September 30, 2020 and 27,148,411 at December 31, 2019
Outstanding - 25,220,036 at September 30, 2020 and 27,148,411 at December 31, 2019	252	271
Additional paid-in capital	182,960	211,997
Retained earnings	229,289	197,393
Unearned ESOP shares	(15,727)	(16,617)
Accumulated other comprehensive income, net of taxes	2,655	642
Total shareholders’ equity	399,429	393,686
Total liabilities and shareholders’ equity	$2,220,822	$1,996,347

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In Thousands, except per share amounts)

Interest income:
Loans	$18,224	$18,558	$54,404	$53,688
Mortgage-related securities	588	737	1,960	2,260
Debt securities, federal funds sold and short-term investments	732	1,083	2,493	3,515
Total interest income	19,544	20,378	58,857	59,463
Interest expense:
Deposits	3,495	4,479	11,760	12,813
Borrowings	2,640	2,745	7,913	7,579
Total interest expense	6,135	7,224	19,673	20,392
Net interest income	13,409	13,154	39,184	39,071
Provision (credit) for loan losses	1,025	(80)	6,310	(730)
Net interest income after provision for loan losses	12,384	13,234	32,874	39,801
Noninterest income:
Service charges on loans and deposits	672	503	3,384	1,272
Increase in cash surrender value of life insurance	714	728	1,587	1,579
Mortgage banking income	72,112	36,062	166,292	93,526
Other	2,265	201	2,868	564
Total noninterest income	75,763	37,494	174,131	96,941
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	39,405	27,514	100,695	75,227
Occupancy, office furniture, and equipment	2,469	2,629	7,744	8,085
Advertising	861	913	2,625	2,834
Data processing	922	1,003	3,023	2,641
Communications	339	358	994	1,039
Professional fees	4,738	954	7,647	2,438
Real estate owned	11	24	55	75
Loan processing expense	1,336	858	3,620	2,542
Other	2,920	1,979	9,495	6,055
Total noninterest expenses	53,001	36,232	135,898	100,936
Income before income taxes	35,146	14,496	71,107	35,806
Income tax expense	8,853	3,572	17,797	8,697
Net income	$26,293	$10,924	$53,310	$27,109
Income per share:
Basic	$1.08	$0.42	$2.16	$1.04
Diluted	$1.08	$0.42	$2.15	$1.03
Weighted average shares outstanding:
Basic	24,297	25,772	24,720	26,168
Diluted	24,380	25,962	24,842	26,372

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Net income	$26,293	$10,924	$53,310	$27,109

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $41, $2, $(754), $(1,125), respectively	(104)	(6)	2,013	3,010
Total other comprehensive (loss) income	(104)	(6)	2,013	3,010
Comprehensive income	$26,189	$10,918	$55,323	$30,119

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
For the nine months ended Septeber 30, 2020	(In Thousands, except per share amounts)
Balances at January 1, 2020	27,148	$271	$211,997	$197,393	$(16,617)	$642	$393,686

Comprehensive income:
Net income	-	-	-	53,310	-	-	53,310
Other comprehensive income	-	-	-	-	-	2,013	2,013
Total comprehensive income							55,323

ESOP shares committed to be released to Plan participants	-	-	327	-	890	-	1,217
Cash dividend declared, $0.86 per share	-	-	-	(21,414)	-	-	(21,414)
Stock compensation activity, net of tax	222	3	2,783	-	-	-	2,786
Stock compensation expense	-	-	553	-	-	-	553
Purchase of common stock returned to authorized but unissued	(2,150)	(22)	(32,700)	-	-	-	(32,722)
Balances at September 30, 2020	25,220	$252	$182,960	$229,289	$(15,727)	$2,655	$399,429

For the nine months ended September 30, 2019	(In Thousands, except per share amounts)
Balances at January 1, 2019	28,463	$285	$232,406	$187,153	$(17,804)	$(2,361)	$399,679

Comprehensive income:
Net income	-	-	-	27,109	-	-	27,109
Other comprehensive income	-	-	-	-	-	3,010	3,010
Total comprehensive income							30,119

ESOP shares committed to be released to Plan participants	-	-	429	-	890	-	1,319
Cash dividend declared, $0.86 per share	-	-	-	(22,582)	-	-	(22,582)
Stock based compensation activity	47	-	603	-	-	-	603
Stock compensation expense	-	-	832	-	-	-	832
Purchase of common stock returned to authorized but unissued	(1,363)	(14)	(22,713)	-	-	-	(22,727)
Balances at September 30, 2019	27,147	$271	$211,557	$191,680	$(16,914)	$649	$387,243

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
For the three months ended Septeber 30, 2020	(In Thousands, except per share amounts)
Balances at July 1, 2020	25,843	$258	$192,762	$205,863	$(16,023)	$2,759	$385,619

Comprehensive income:
Net income	-	-	-	26,293	-	-	26,293
Other comprehensive loss	-	-	-	-	-	(104)	(104)
Total comprehensive income							26,189

ESOP shares committed to be released to Plan participants	-	-	99	-	296	-	395
Cash dividend declared, $0.12 per share	-	-	-	(2,867)	-	-	(2,867)
Stock compensation activity, net of tax	177	2	2,253	-	-	-	2,255
Stock compensation expense	-	-	164	-	-	-	164
Purchase of common stock returned to authorized but unissued	(800)	(8)	(12,318)	-	-	-	(12,326)
Balances at September 30, 2020	25,220	$252	$182,960	$229,289	$(15,727)	$2,655	$399,429

For the three months ended September 30, 2019	(In Thousands, except per share amounts)
Balances at July 1, 2019	27,626	$276	$219,262	$183,820	$(17,210)	$655	$386,803

Comprehensive income:
Net income	-	-	-	10,924	-	-	10,924
Other comprehensive loss	-	-	-	-	-	(6)	(6)
Total comprehensive income							10,918

ESOP shares committed to be released to Plan participants	-	-	148	-	296	-	444
Cash dividend declared, $0.12 per share	-	-	-	(3,064)	-	-	(3,064)
Stock based compensation activity	16	-	209	-	-	-	209
Stock compensation expense	-	-	234	-	-	-	234
Purchase of common stock returned to authorized but unissued	(495)	(5)	(8,296)	-	-	-	(8,301)
Balances at September 30, 2019	27,147	$271	$211,557	$191,680	$(16,914)	$649	$387,243

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2020	2019
	(In Thousands)

Operating activities:
Net income	$53,310	$27,109
Adjustments to reconcile net income to used in operating activities:
Provision (credit) for loan losses	6,310	(730)
Provision for depreciation	1,901	1,829
Deferred taxes	(2,445)	1,303
Stock based compensation	553	832
Net amortization of premium/discount on debt and mortgage related securities	102	164
Amortization of unearned ESOP shares	1,217	1,319
Amortization and impairment of mortgage servicing rights	774	167
Gain on sale of loans held for sale	(171,374)	(96,024)
Loans originated for sale	(3,063,835)	(2,092,948)
Proceeds on sales of loans originated for sale	3,069,529	2,092,816
Gain on death benefit on bank owned life insurance	(1,456)	-
Decrease (increase) in accrued interest receivable	181	(248)
Increase in cash surrender value of life insurance	(1,587)	(1,579)
(Decrease) increase in accrued interest on deposits and borrowings	(245)	92
Decrease in prepaid tax expense	2,794	1,812
Net gain related to real estate owned	(5)	(20)
Change in other assets and other liabilities	(12,074)	(4,185)
Net cash used in operating activities	(116,350)	(68,291)

Investing activities:
Net increase in loans receivable	(46,322)	(7,102)
Purchases of:
FHLB stock	(5,570)	(2,700)
Mortgage related securities	(4,455)	(12,121)
Debt securities	(5,000)	-
Bank owned life insurance	(180)	(180)
Premises and equipment, net	(917)	(2,247)
Proceeds from:
Principal repayments on mortgage-related securities	33,635	21,920
Maturities of debt securities	3,760	1,835
Sales of real estate owned	353	1,204
Proceeds from death benefit on bank owned life insurance	9,633	-
Net cash (used in) provided by investing activities	(15,063)	609

Financing activities:
Net increase in deposits	116,875	1,074
Net change in short term borrowings	68,564	40,749
Repayment of long term debt	-	(125,000)
Proceeds from long term debt	-	165,000
Cash paid for advance payments by borrowers for taxes	9,870	10,961
Cash dividends on common stock	(21,698)	(22,889)
Purchase of common stock returned to authorized but unissued	(32,722)	(22,727)
Proceeds from stock option exercises	2,786	603
Net cash provided by financing activities	143,675	47,771
Increase (decrease) in cash and cash equivalents	12,262	(19,911)
Cash and cash equivalents at beginning of period	74,300	86,101
Cash and cash equivalents at end of period	$86,562	$66,190

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$17,448	$6,709
Interest payments	19,918	20,300
Noncash activities:
Loans receivable transferred to real estate owned	369	946
Dividends declared but not paid in other liabilities	3,217	3,492

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2019 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period.

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

Impacts of COVID-19

In March, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak and continuing spread of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which may negatively impact net interest income and noninterest income. Other financial impacts could occur though such potential impacts are unknown at this time.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the quarter ended September 30, 2020 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

As we continue to evaluate the provisions of ASC Topic 326 as of and for the nine months ended September 30, 2020, we are considering the following in developing our forecast and its effect on our CECL calculations:

•	Duration, extent and severity of COVID-19;
•	Effect of government assistance; and
•	Unemployment and effect on economies and markets.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$24,872	$1,228	$-	$26,100
Collateralized mortgage obligations:
Government sponsored enterprise issued	57,424	2,095	-	59,519
Private-label issued	3,595	55	-	3,650
Mortgage-related securities	85,891	3,378	-	89,269

Government sponsered enterprise bonds	2,500	-	(1)	2,499
Municipal securities	47,970	2,192	-	50,162
Other debt securities	12,500	-	(1,229)	11,271
Debt securities	62,970	2,192	(1,230)	63,932
	$148,861	$5,570	$(1,230)	$153,201

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$33,773	$422	$(45)	$34,150
Collateralized mortgage obligations:
Government sponsored enterprise issued	81,232	776	(254)	81,754
Mortgage-related securities	115,005	1,198	(299)	115,904

Municipal securities	51,898	1,795	(1)	53,692
Other debt securities	10,000	-	(1,120)	8,880
Debt securities	61,898	1,795	(1,121)	62,572
	$176,903	$2,993	$(1,420)	$178,476

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2020, $897,000 of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities and $7.8 million were pledged as collateral to secure back-to-back swaps. At December 31, 2019, $1.2 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2020 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$5,512	$5,556
Due after one year through five years	36,877	37,925
Due after five years through ten years	20,581	20,451
Due after ten years	-	-
Mortgage-related securities	85,891	89,269
	$148,861	$153,201

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations:
Government sponsored enterprise issued	-	-	-	-	-	-
Private label issued	-	-	-	-	-	-
Government sponsored enterprise bonds	2,499	(1)	-	-	2,499	(1)
Municipal securities	-	-	-	-	-	-
Other debt securities	2,476	(24)	8,795	(1,205)	11,271	(1,229)
	$4,975	$(25)	$8,795	$(1,205)	$13,770	$(1,230)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$2,929	$(20)	$2,849	$(25)	$5,778	$(45)
Collateralized mortgage obligations:
Government sponsored enterprise issued	21,723	(136)	7,180	(118)	28,903	(254)
Municipal securities	100	(1)	-	-	100	(1)
Other debt securities	-	-	8,880	(1,120)	8,880	(1,120)
	$24,752	$(157)	$18,909	$(1,263)	$43,661	$(1,420)

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

As of September 30, 2020, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price.  There have been no additional credit losses related to the security.  As of September 30, 2020, this security had an amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of September 30, 2020, the Company had one corporate debt security which had been in an unrealized loss position for twelve months or longer and this security represents a loss of 12.1% of its aggregate amortized cost. The security was determined not to be other-than-temporarily impaired as of September 30, 2020. The Company has determined that the decline in fair value of the security is primarily attributable to an increase in market interest rates compared to the stated rates on this security and is not attributable to credit deterioration. As the Company does not intend to sell nor is it more likely than not that it will be required to sell the security before recovery of the amortized cost basis, it is not considered other-than-temporarily impaired. The unrealized losses for the corporate debt security with an unrealized loss greater than 12 months is due to the current slope of the yield curve.  The security currently earns a floating rate that is indexed to the 10 year Treasury interest rate that is reset on a quarterly basis.

Deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

During the nine months ended September 30, 2020 and September 30, 2019, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$452,491	$480,280
Multi-family	599,637	584,859
Home equity	15,410	18,071
Construction and land	66,726	37,033
Commercial real estate	241,248	236,703
Consumer	783	832
Commercial loans	57,837	30,253
	$1,434,132	$1,388,031

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

Qualifying loans receivable totaling $1.32 billion and $1.07 billion at September 30, 2020 and December 31, 2019, respectively, were pledged as collateral against $504.0 million and $470.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at September 30, 2020 and December 31, 2019.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $6.5 million as of September 30, 2020 and $6.3 million as of December 31, 2019.  None of these loans were past due or considered impaired as of September 30, 2020 or December 31, 2019.

As of September 30, 2020 and December 31, 2019, there were no loans 90 or more days past due and still accruing interest.

An analysis of past due loans receivable as of September 30, 2020 and December 31, 2019 follows:

	As of September 30, 2020
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,608	$-	$2,647	$4,255	$448,236	$452,491
Multi-family	-	-	314	314	599,323	599,637
Home equity	50	-	40	90	15,320	15,410
Construction and land	-	51	-	51	66,675	66,726
Commercial real estate	699	-	51	750	240,498	241,248
Consumer	-	-	-	-	783	783
Commercial loans	95	-	-	95	57,742	57,837
Total	$2,452	$51	$3,052	$5,555	$1,428,577	$1,434,132

	As of December 31, 2019
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,179	$638	$3,969	$5,786	$474,494	$480,280
Multi-family	-	-	360	360	584,499	584,859
Home equity	-	10	-	10	18,061	18,071
Construction and land	-	-	-	-	37,033	37,033
Commercial real estate	-	-	303	303	236,400	236,703
Consumer	-	-	-	-	832	832
Commercial loans	6	-	-	6	30,247	30,253
Total	$1,185	$648	$4,632	$6,465	$1,381,566	$1,388,031

(1)   Includes $407,000 and $53,000 at September 30, 2020 and December 31, 2019, respectively, which are on non-accrual status.
(2)   Includes $- and $291,000 at September 30, 2020 and December 31, 2019, respectively, which are on non-accrual status.
(3)   Includes $2.6 million and $2.0 million at September 30, 2020 and December 31, 2019, respectively, which are on non-accrual status.

A summary of the activity for the nine months ended September 30, 2020 and 2019 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2020
Balance at beginning of period	$4,907	$4,138	$201	$610	$2,145	$14	$372	$12,387
Provision (credit) for loan losses	854	1,703	(6)	1,004	2,300	33	422	6,310
Charge-offs	(9)	(5)	(13)	-	-	(10)	-	(37)
Recoveries	132	17	22	2	11	-	-	184
Balance at end of period	$5,884	$5,853	$204	$1,616	$4,456	$37	$794	$18,844

Nine months ended September 30, 2019
Balance at beginning of period	$5,742	$4,153	$325	$400	$2,126	$20	$483	$13,249
Provision (credit) for loan losses	(488)	(19)	(89)	157	(200)	(1)	(90)	(730)
Charge-offs	(69)	(2)	(44)	-	(2)	(5)	-	(122)
Recoveries	116	13	19	-	2	-	-	150
Balance at end of period	$5,301	$4,145	$211	$557	$1,926	$14	$393	$12,547

A summary of the activity for the three months ended September 30, 2020 and 2019 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended September 30, 2020
Balance at beginning of period	$5,715	$5,870	$218	$1,153	$4,124	$38	$616	$17,734
Provision (credit) for loan losses	100	(25)	(18)	462	328	-	178	1,025
Charge-offs	(2)	-	-	-	-	(1)	-	(3)
Recoveries	71	8	4	1	4	-	-	88
Balance at end of period	$5,884	$5,853	$204	$1,616	$4,456	$37	$794	$18,844

Three months ended September 30, 2019
Balance at beginning of period	$5,303	$4,315	$275	$412	$1,913	$12	$387	$12,617
Provision (credit) for loan losses	(39)	(173)	(35)	145	14	2	6	(80)
Charge-offs	(44)	(1)	(36)	-	(2)	-	-	(83)
Recoveries	81	4	7	-	1	-	-	93
Balance at end of period	$5,301	$4,145	$211	$557	$1,926	$14	$393	$12,547

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of September 30, 2020 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$24	$-	$-	$-	$-	$-	$-	$24
Allowance related to loans collectively evaluated for impairment	5,860	5,853	204	1,616	4,456	37	794	18,820
Balance at end of period	$5,884	$5,853	$204	$1,616	$4,456	$37	$794	$18,844

Loans individually evaluated for impairment	$8,035	$616	$75	$-	$6,037	$-	$-	$14,763
Loans collectively evaluated for impairment	444,456	599,021	15,335	66,726	235,211	783	57,837	1,419,369
Total gross loans	$452,491	$599,637	$15,410	$66,726	$241,248	$783	$57,837	$1,434,132

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of September 30, 2020 and December 31, 2019:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2020
Substandard	$8,035	$616	$261	$-	$325	$-	$721	$9,958
Watch	6,983	-	6	4,330	12,193	-	4,242	27,754
Pass	437,473	599,021	15,143	62,396	228,730	783	52,874	1,396,420
	$452,491	$599,637	$15,410	$66,726	$241,248	$783	$57,837	$1,434,132

At December 31, 2019
Substandard	$8,725	$668	$285	$-	$581	$-	$754	$11,013
Watch	5,975	-	3	-	1,412	-	847	8,237
Pass	465,580	584,191	17,783	37,033	234,710	832	28,652	1,368,781
	$480,280	$584,859	$18,071	$37,033	$236,703	$832	$30,253	$1,388,031

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

The following tables present data on impaired loans at September 30, 2020 and December 31, 2019.

	As of September 30, 2020
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$210	$210	$24	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	210	210	24	-
Total Impaired with no Reserve
One- to four-family	7,825	8,820	-	995
Multi-family	616	1,427	-	811
Home equity	75	75	-	-
Construction and land	-	-	-	-
Commercial real estate	6,037	6,037	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	14,553	16,359	-	1,806
Total Impaired
One- to four-family	8,035	9,030	24	995
Multi-family	616	1,427	-	811
Home equity	75	75	-	-
Construction and land	-	-	-	-
Commercial real estate	6,037	6,037	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	$14,763	$16,569	$24	$1,806

	As of December 31, 2019
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$217	$217	$32	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	7	416	7	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	224	633	39	409
Total Impaired with no Reserve
One- to four-family	8,508	9,531	-	1,023
Multi-family	667	1,491	-	824
Home equity	84	84	-	-
Construction and land	-	-	-	-
Commercial real estate	574	574	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	9,833	11,680	-	1,847
Total Impaired
One- to four-family	8,725	9,748	32	1,023
Multi-family	667	1,491	-	824
Home equity	84	84	-	-
Construction and land	-	-	-	-
Commercial real estate	581	990	7	409
Consumer	-	-	-	-
Commercial	-	-	-	-
	$10,057	$12,313	$39	$2,256

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

The following tables present data on impaired loans for the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30,
	2020		2019
	Average Recorded Investment	Interest Paid	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$214	$12	$265	$11
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	11	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	214	12	276	11
Total Impaired with no Reserve
One- to four-family	7,986	353	7,779	358
Multi-family	643	61	715	60
Home equity	78	3	129	6
Construction and land	-	-	-	-
Commercial real estate	6,059	208	660	19
Consumer	-	-	-	-
Commercial	-	-	-	-
	14,766	625	9,283	443
Total Impaired
One- to four-family	8,200	365	8,044	369
Multi-family	643	61	715	60
Home equity	78	3	129	6
Construction and land	-	-	-	-
Commercial real estate	6,059	208	671	19
Consumer	-	-	-	-
Commercial	-	-	-	-
	$14,980	$637	$9,559	$454

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $14.6 million of impaired loans as of September 30, 2020 for which no allowance has been provided, $1.8 million in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans’ net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans which may result in additional provisions to the allowance for loans losses or charge-offs.

At September 30, 2020, total impaired loans included $9.6 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2019, total impaired loans included $4.0 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of September 30, 2020
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,736	2	$564	4	$3,300	6
Multi-family	-	-	272	2	272	2
Commercial real estate	5,986	2	-	-	5,986	2
	$8,722	4	$836	6	$9,558	10

	As of December 31, 2019
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,740	2	$685	5	$3,425	7
Multi-family	-	-	308	2	308	2
Commercial real estate	278	1	7	1	285	2
	$3,018	3	$1,000	8	$4,018	11

At September 30, 2020, $9.6 million in loans had been modified in troubled debt restructurings and $836,000 of these loans were included in the non-accrual loan total. The remaining $8.7 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, no valuation allowance was recorded as of September 30, 2020 with respect to the $9.6 million in troubled debt restructurings. As of December 31, 2019, a $7,000 valuation allowance had been established with respect to the $4.0 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of September 30, 2020
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,535	6	$-	-	$3,535	6
Interest reduction	311	3	-	-	311	3
Principal forbearance	5,712	1	-	-	5,712	1
	$9,558	10	$-	-	$9,558	10

	As of December 31, 2019
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,246	6	$448	2	$3,694	8
Interest reduction	324	3	-	-	324	3
	$3,570	9	$448	2	$4,018	11

There was one commercial real estate loan modified as troubled debt restructurings with a balance of $5.7 million during the three and nine months ended September 30, 2020. There were no loans modified as troubled debt restructurings during the three and nine months ended September 30, 2019.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three or nine months ended September 30, 2020 or September 30, 2019.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act.  At September 30, 2020, the Company had approximately $3.2 million in outstanding loans subject to interest and principal and principal deferral agreements.

The following table presents data on non-accrual loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in Thousands)
Non-accrual loans:
Residential real estate:
One- to four-family	$5,299	$5,985
Multi-family	616	667
Home equity	75	70
Construction and land	-	-
Commercial real estate	51	303
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$6,041	$7,025
Total non-accrual loans to total loans receivable	0.42%	0.51%
Total non-accrual loans to total assets	0.27%	0.35%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	September 30, 2020	December 31, 2019
	(In Thousands)

One- to four-family	$70	$46
Multi-family	-	-
Construction and land	1,256	1,256
Commercial real estate	-	-
Total real estate owned	1,326	1,302
Valuation allowance at end of period	(554)	(554)
Total real estate owned, net	$772	$748

The following table presents the activity in the Company’s real estate owned:

	Nine months ended September 30,
	2020	2019
	(In Thousands)
Real estate owned at beginning of the period	$748	$2,152
Transferred from loans receivable	369	946
Sales (net of gains / losses)	(345)	(1,201)
Write downs	-	-
Other	-	(10)
Real estate owned at the end of the period	$772	$1,887

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.7 million at September 30, 2020 and $2.3 million at December 31, 2019.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Nine months ended September 30,
	2020	2019
	(In Thousands)
Mortgage servicing rights at beginning of the period	$282	$109
Additions	8,936	225
Amortization	(754)	(68)
Sales	-	-
Mortgage servicing rights at end of the period	8,464	266
Valuation allowance during the period	(42)	(99)
Mortgage servicing rights at end of the period, net	$8,422	$167

During the nine months ended September 30, 2020, $3.06 billion in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $3.07 billion, generating mortgage banking income of $166.3 million. The unpaid principal balance of loans serviced for others was $1.24 billion and $64.9 million at September 30, 2020 and December 31, 2019, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $9.9 million at September 30, 2020 and $180,000 at September 30, 2019. During the nine months ended September 30, 2020 and September 30, 2019, the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

Estimate for the period ending December 31:	(In Thousands)
2020	$596
2021	2,609
2022	1,550
2023	1,374
2024	940
Thereafter	1,353
Total	$8,422

Note 6— Deposits

At September 30, 2020 and December 31, 2019, time deposits with balances greater than $250,000 amounted to $77.3 million and $70.6 million, respectively.

A summary of the contractual maturities of time deposits at September 30, 2020 is as follows:

(In Thousands)

Within one year	$701,230
More than one to two years	38,658
More than two to three years	2,430
More than three to four years	686
More than four through five years	1,146
$744,150

Note 7— Borrowings

Borrowings consist of the following:

	September 30, 2020		December 31, 2019
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement	$48,126	3.25%	$13,562	4.66%
Federal Home Loan Bank, Chicago	34,000	0.13%	-	-

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2027	50,000	1.73%	50,000	1.73%
2028	255,000	2.37%	255,000	2.37%
2029	165,000	1.61%	165,000	1.61%
	$552,126	2.02%	$483,562	2.11%

The short-term repurchase agreement represents the outstanding portion of a total $55.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $48.1 million balance at September 30, 2020 and a $13.6 million balance at December 31, 2019.

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

The $34.0 million short-term advances consists of one $30.0 million advance with a fixed rate of 0.15% and a maturity date of October 22, 2020 and one $4.0 million advance with a fixed rate of 0.00% and a maturity date of May 1, 2021.

The $50.0 million advance due in 2027 has a fixed rate of 1.73% and has a contractual maturity date in December 2027.

The $255.0 million in advances due in 2028 consists of one $25.0 million advance with a fixed rate of 2.16%, two advances totaling $55.0 million with a fixed rate of 2.27% and with a FHLB single call option in March 2021, one advance of $25.0 million with a fixed rate of 2.40%, two advances totaling $50.0 million with fixed rates of 2.34% and 2.48% and with a FHLB single call option in May 2021, one advance of $50.0 million with a fixed rate of 2.34% and with a FHLB quarterly call option currently available, and one advance of $50.0 million with a fixed rate of 2.57% and with a FHLB quarterly call option that currently available.

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

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of multi-family loans and 64% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $26.7 million at September 30, 2020 and $21.2 million at December 31, 2019. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of September 30, 2020, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of September 30, 2020 and December 31, 2019 are presented in the table below:

	September 30, 2020
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$414,966	23.82%	$139,342	8.00%	$182,886	10.50%	$	N/A	N/A
WaterStone Bank	388,156	22.29%	139,342	8.00%	182,886	10.50%		174,177	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	396,122	22.74%	104,506	6.00%	148,051	8.50%		N/A	N/A
WaterStone Bank	369,312	21.20%	104,506	6.00%	148,051	8.50%		139,342	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	396,122	22.74%	78,380	4.50%	121,924	7.00%		N/A	N/A
WaterStone Bank	369,312	21.20%	78,380	4.50%	121,924	7.00%		113,215	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	396,122	18.09%	87,571	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	369,312	16.87%	87,571	4.00%	N/A	N/A		109,464	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	369,312	16.64%	133,135	6.00%	N/A	N/A		N/A	N/A

	December 31, 2019
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$404,748	26.17%	$123,731	8.00%	$162,398	10.50%	$	N/A	N/A
WaterStone Bank	353,357	22.85%	123,716	8.00%	162,378	10.50%		154,646	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	392,361	25.37%	92,799	6.00%	131,465	8.50%		N/A	N/A
WaterStone Bank	340,970	22.05%	92,787	6.00%	131,449	8.50%		123,716	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	392,361	25.37%	69,599	4.50%	108,265	7.00%		N/A	N/A
WaterStone Bank	340,970	22.05%	69,590	4.50%	108,252	7.00%		100,520	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	392,361	19.69%	79,691	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	340,970	17.11%	79,691	4.00%	N/A	N/A		99,614	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	340,970	17.11%	119,590	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense totaled $17.8 million for the nine months ended September 30, 2020 compared to $8.7 million during the nine months ended September 30, 2019. Income tax expense was recognized on the statement of income during the nine months ended September 30, 2020 at an effective rate of 25.0% of pretax income compared to 24.3% during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company recognized a benefit of approximately $82,000 related to stock awards exercised compared to a benefit of $113,000 recognized during the nine months ended September 30, 2019. The Company recognized a benefit of $354,000 related to the proceeds received on the bank owned life insurance death benefit during the nine months ended September 30, 2020.

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

	September 30, 2020	December 31, 2019
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$18,290	$13,389
Commitments to extend credit under home equity lines of credit (2)	13,742	13,776
Unused portion of construction loans (3)	77,017	90,439
Unused portion of business lines of credit	19,558	14,623
Standby letters of credit	1,296	885

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of September 30, 2020 and December 31, 2019.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $3.2 million and $921,000 as of September 30, 2020 and December 31, 2019, respectively.

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

In May 2019, Herrington re-initiated her individual arbitration. The arbitrator issued a written award on February 18, 2020 in which he found Waterstone liable for damages, based on an assumed workweek of 50 hours and $100 in unreimbursed expenses per workweek, awarding Herrington $14,952 in damages on her claims.  Herrington has since sought $4.9 million in fees and costs on her award, which includes fees dating back to 2011 and the vacated proceeding. On May 6, 2020, the arbitrator issued an award that would allow Herrington to recover $1.1 million in attorney fees and costs.

Herrington has moved to confirm the award and Waterstone has subsequently moved to vacate the award in court.  If the award is confirmed, Waterstone retains its appellate rights to challenge the award before the Seventh Circuit. Waterstone believes that it has meaningful avenues to vacate the award.  However, given the details of these recent developments, Waterstone does believe that it has met the criteria with respect to recognizing a loss contingency under GAAP. As such, the Company recorded a loss reserve with respect to this matter for approximately $1.1 million during the three months ended March 31, 2020.

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

Raleen Johnson v. Watestone

Subsequent to the aforementioned decision by the United States District Court for the Western District of Wisconsin vacating the prior collective award, on May 3, 2019, Raeleen Johnson and approximately 35 other Loan Originators who were prior Claimants in the Herrington Arbitration also filed a claim in the Eastern District of Wisconsin, in the United States District Court for the Eastern District of Wisconsin, Johnson et al. v. Waterstone Mortgage Corporation. The Johnson action claims that Waterstone Mortgage Corporation violated the FLSA by failing to pay loan officers minimum and overtime wages. They also allege Waterstone breached its contractual agreement regarding their compensation.

The Johnson action was plead as a class and collective action, brought on behalf of Johnson and other Waterstone loan originators. The Court issued a scheduling order in March 2020, setting a discovery cutoff in December 2020 and deadline to file dispositive motions in January 2021. However, Johnson did not move for certification of her claims, and in August 2020, the Court issued an order finding that since no motion for certification had been filed, the case would not proceed as a class action.

Tentative Resolution of Claims

In September 2020, the parties reached a tentative agreement to resolve all of the above claims, including the Herrington individual arbitration and resulting $1.1 million award, the Arbitrations, and the Raeleen Johnson action. The proposed settlement payment is $4.25 million in total, which would fully resolve all of the alleged claims and all attorney fees and costs. The proposed settlement is contingent on it being approved by the individual claimants in the above actions. If the claimants do not approve the terms of the settlement, Waterstone may void the agreement.

As a result of the tentative agreement, the parties have agreed to stay all activity in the pending actions pending completion of the settlement, including the arbitrations set in 2020. The Johnson court issued an order vacating all pretrial dates, and the Herrington court issued an order postponing entry of judgment given the tentative agreement. Given the tentative proposed agreement, Waterstone does believe that it has met the criteria with respect to recognizing a loss contingency under GAAP. As such, the Company recorded a loss reserve with respect to this matter for approximately $4.25 million as of September 30, 2020.  As the $1.1 million award related to Herrington was previously recognized during the three months ended March 31, 2020, the impact on the statement of operations during the three months ended September 30, 2020 amounted to charge to earnings of approximately $3.2 million.
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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At September 30, 2020, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $896.8 million and interest rate lock commitments with an aggregate notional amount of approximately $636.6 million.  The fair value of the forward commitments to sell mortgage loans at September 30, 2020 included a loss of $445,000 that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at September 30, 2020 included a gain of $12.6 million that is reported as a component of other assets on the Company's consolidated statements of financial condition. At December 31, 2019, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $345.0 million and interest rate lock commitments with an aggregate notional amount of approximately $174.3 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2019 included a gain of $3,000 that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2019 included a gain of $1.8 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

The aggregate amortizing notional value of back-to-back swaps with various commercial borrowers was $108.0 million at September 30, 2020 and $30.9 million at December 31, 2019. The Company receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported as a component of other assets on the Company's consolidated statement of financial condition of $5.8 million as of September 30, 2020 and $680,000 as of December 31, 2019. As of September 30, 2020 and December 31, 2019, no back-to-back swaps were in default.

The aggregate amortizing notional value of back-to-back swaps with dealer counterparties was $108.0 million as of September 30, 2020 and $30.9 million as of December 31, 2019. The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These swaps maturity dates range from December 2029 to June 2037. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported as a component of other liabilities on the Company's consolidated statement of financial condition of $5.8 million as of September 30, 2020 and $680,000 as of December 31, 2019. No right of offset existed with dealer counterparty swaps as of September 30, 2020 and December 31, 2019.

All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged $7.8 million in mortgage backed securities to secure its obligation under these contracts at September 30, 2020 and $710,000 in cash at December 31, 2019.

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

There were 124,000 and 110,000 antidilutive shares of common stock for the three months ended September 30, 2020 and 2019, respectively. There were 123,000 and 110,000 antidilutive shares of common stock for the nine months ended September 30, 2020 and 2019, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In Thousands, except per share amounts)

Net income	$26,293	$10,924	$53,310	$27,109

Weighted average shares outstanding	24,297	25,772	24,720	26,168
Effect of dilutive potential common shares	83	190	122	204
Diluted weighted average shares outstanding	24,380	25,962	24,842	26,372

Basic earnings per share	$1.08	$0.42	$2.16	$1.04
Diluted earnings per share	$1.08	$0.42	$2.15	$1.03

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

The following table presents information about our assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2020	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Available-for-sale securities
Mortgage-backed securities	$26,100	$-	$26,100	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	59,519	-	59,519	-
Private-label issued	3,650	-	3,650	-
Government sponsored enterprise bonds	2,499	-	2,499	-
Municipal securities	50,162	-	50,162	-
Other debt securities	11,271	-	11,271	-
Loans held for sale	385,803	-	385,803	-
Mortgage banking derivative assets	12,600	-	-	12,600
Interest rate swap assets	5,794	-	5,794	-
Liabilities
Mortgage banking derivative liabilities	445	-	-	445
Interest rate swap liabilities	5,794	-	5,794	-

		Fair Value Measurements Using
	December 31, 2019	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Available-for-sale securities
Mortgage-backed securities	$34,150	$-	$34,150	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	81,754	-	81,754	-
Municipal securities	53,692	-	53,692	-
Other debt securities	8,880	-	8,880	-
Loans held for sale	220,123	-	220,123	-
Mortgage banking derivative assets	1,835	-	-	1,835
Interest rate swap assets	680	-	680	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	680	-	680	-

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

	Nine months ended September 30,
	2020	2019
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$1,835	$898
Mortgage derivative gain, net	10,320	2,345
Mortgage derivative, net balance at the end of the period	$12,155	$3,243
There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2020	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$186	$-	$-	$186
Real estate owned	772	-	-	772
Impaired mortgage servicing rights	235	-	-	235

		Fair Value Measurements Using
	December 31, 2019	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$185	$-	$-	$185
Real estate owned	748	-	-	748
Impaired mortgage servicing rights	206	-	-	206

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At September 30, 2020, loans determined to be impaired with an outstanding balance of $210,000 were carried net of specific reserves of $24,000 for a fair value of $186,000. At December 31, 2019, loans determined to be impaired with an outstanding balance of $224,000 were carried net of specific reserves of $39,000 for a fair value of $185,000. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. There were no writedowns during the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, real estate owned totaled $772,000 and $748,000, respectively.

Mortgage servicing rights – The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value. At September 30, 2020 and December 31, 2019, there were $98,000 and $77,000, respectively, of impairment on mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at September 30, 2020	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value	Weighted Average

Mortgage banking derivatives, net	$12,155	Pricing models	Pull through rate	12.0%	95.0%	86.0%
Impaired loans	186	Market approach	Discount rates applied to appraisals	15.0%	15.0%	15.0%
Real estate owned	772	Market approach	Discount rates applied to appraisals	13.0%	59.0%	48.0%
Mortgage servicing rights	235	Pricing models	Prepayment rate	7.9%	36.4%	15.2%
			Discount rate	9.5%	14.3%	10.0%
			Cost to service	$76.46	$164.13	$83.17

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	September 30, 2020					December 31, 2019
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$86,562	$86,562	$86,562	$-	$-	$74,300	$74,300	$65,800	$8,500	$-
Securities available-for-sale	153,201	153,201	-	153,201	-	178,476	178,476	-	178,476	-
Loans held for sale	385,803	385,803	-	385,803	-	220,123	220,123	-	220,123	-
Loans receivable	1,434,132	1,448,660	-	-	1,448,660	1,388,031	1,426,224	-	-	1,426,224
FHLB stock	26,720	26,720	-	26,720	-	21,150	21,150	-	21,150	-
Accrued interest receivable	5,163	5,163	5,163	-	-	5,344	5,344	5,344	-	-
Mortgage servicing rights	8,422	9,926	-	-	9,926	282	282	-	-	282
Mortgage banking derivative assets	12,600	12,600	-	-	12,600	1,835	1,835	-	-	1,835
Interest rate swap asset	5,794	5,794	-	5,794	-	680	680	-	680	-

Financial Liabilities
Deposits	1,184,651	1,185,424	440,501	744,923	-	1,067,776	1,070,083	328,005	742,078	-
Advance payments by borrowers for taxes	25,987	25,987	25,987	-	-	4,212	4,212	4,212	-	-
Borrowings	552,126	572,521	-	572,521	-	483,562	483,846	-	483,846	-
Accrued interest payable	1,314	1,314	1,314	-	-	1,559	1,559	1,559	-	-
Mortgage banking derivative liabilities	445	445	-	-	445	-	-	-	-	-
Interest rate swap liability	5,794	5,794	-	5,794	-	680	680	-	680	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at September 30, 2020 and December 31, 2019.

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

Community Banking

The community banking segment provides consumer and business banking products and services to customers primarily within Southeastern Wisconsin along with a loan office in Minneapolis, Minnesota.  Within this segment, the following products and services are provided:  (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, real estate financing, business loans, and business lines of credit; (2) deposit and transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services; (3) investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, and (4) fixed and variable annuities, insurance as well as trust and investment management accounts.

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

Mortgage Banking

The mortgage banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 48 states with the ability to lend in 48 states.

Presented below is the segment information:

	As of or for the three months ended September 30, 2020
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (expense)	$13,461	$(58)	$6	$13,409
Provision for loan losses	1,000	25	-	1,025
Net interest income (expense) after provision for loan losses	12,461	(83)	6	12,384

Noninterest income	3,104	73,143	(484)	75,763

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,000	34,559	(154)	39,405
Occupancy, office furniture and equipment	874	1,595	-	2,469
Advertising	252	609	-	861
Data processing	490	426	6	922
Communications	113	226	-	339
Professional fees	266	4,465	7	4,738
Real estate owned	11	-	-	11
Loan processing expense	-	1,336	-	1,336
Other	818	2,444	(342)	2,920
Total noninterest expenses	7,824	45,660	(483)	53,001
Income before income taxes	7,741	27,400	5	35,146
Income tax expense	1,565	7,284	4	8,853
Net income	$6,176	$20,116	$1	$26,293

Total assets	$2,118,968	$458,526	$(356,672)	$2,220,822

	As of or for the three months ended September 30, 2019
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (expense)	$13,885	$(774)	$43	$13,154
Provision for loan losses	(150)	70	-	(80)
Net interest income (expense) after provision for loan losses	14,035	(844)	43	13,234

Noninterest income	1,415	36,535	(456)	37,494

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,075	23,616	(177)	27,514
Occupancy, office furniture and equipment	942	1,687	-	2,629
Advertising	202	711	-	913
Data processing	588	411	4	1,003
Communications	90	268	-	358
Professional fees	223	688	43	954
Real estate owned	24	-	-	24
Loan processing expense	-	858	-	858
Other	583	1,725	(329)	1,979
Total noninterest expenses	6,727	29,964	(459)	36,232
Income before income taxes	8,723	5,727	46	14,496
Income tax expense	1,982	1,584	6	3,572
Net income	$6,741	$4,143	$40	$10,924

Total assets	$1,969,835	$301,565	$(265,971)	$2,005,429

	As of or for the nine months ended September 30, 2020
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (expense)	$40,070	$(948)	$62	$39,184
Provision for loan losses	6,075	235	-	6,310
Net interest income (expense) after provision for loan losses	33,995	(1,183)	62	32,874

Noninterest income	7,068	168,159	(1,096)	174,131

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	15,074	86,085	(464)	100,695
Occupancy, office furniture and equipment	2,754	4,990	-	7,744
Advertising	797	1,828	-	2,625
Data processing	1,773	1,234	16	3,023
Communications	301	693	-	994
Professional fees	690	6,935	22	7,647
Real estate owned	55	-	-	55
Loan processing expense	-	3,620	-	3,620
Other	1,930	8,235	(670)	9,495
Total noninterest expenses	23,374	113,620	(1,096)	135,898
Income before income taxes	17,689	53,356	62	71,107
Income tax expense	3,293	14,492	12	17,797
Net income	$14,396	$38,864	$50	$53,310

	As of or for the nine months ended September 30, 2019
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (expense)	$40,547	$(1,511)	$35	$39,071
Provision (credit) for loan losses	(850)	120	-	(730)
Net interest income (expense) after provision for loan losses	41,397	(1,631)	35	39,801

Noninterest income	3,375	94,470	(904)	96,941

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,502	62,255	(530)	75,227
Occupancy, office furniture and equipment	2,858	5,227	-	8,085
Advertising	603	2,231	-	2,834
Data processing	1,538	1,091	12	2,641
Communications	265	774	-	1,039
Professional fees	651	1,734	53	2,438
Real estate owned	75	-	-	75
Loan processing expense	-	2,542	-	2,542
Other	1,707	4,823	(475)	6,055
Total noninterest expenses	21,199	80,677	(940)	100,936
Income before income taxes	23,573	12,162	71	35,806
Income tax expense	5,263	3,415	19	8,697
Net income	$18,310	$8,747	$52	$27,109
Note 15 – Leases

The Company has entered into operating lease agreements for two of its community banking branch locations, all of its mortgage banking office locations, and some of its office equipment.  The leases have fixed terms defined regarding the payments and length.  The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of financial condition. Some of the leases included options to extend the leases.  These options are reviewed and factored into the length of the lease if the option is expected to be extended.  Leases did not contain an implicit rate; therefore, the Company used the incremental borrowing rates for the discount rate.  There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three or nine months ended September 30, 2020 and December 31, 2020.

At September 30, 2020, the Company had lease liabilities totaling $7.0 million and right-of-use assets totaling $6.5 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively, on the consolidated statements of financial condition.

The cost components of our operating leases were as follows for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
	(In Thousands)
Operating lease cost	$786	$809	$2,380	$2,371
Variable cost	134	111	374	527
Short-term lease cost	184	230	563	757
Total	$1,104	$1,150	$3,317	$3,655

At September 30, 2020, the Company had leases that had not yet commenced, but will create approximately $578,000 of additional lease liabilities and right-of-use assets for the Company in the fourth quarter of 2020.

The table below summarizes other information related to our operating leases:

Nine months ended September 30, 2020
(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,689
Initial recognition of right of use asset	474
Initial recognition of lease liabilities	474
Weighted average remaining lease term - operating leases, in years	2.7
Weighted average discount rate - operating leases	5.3%

As of September 30, 2020, lease liability information for the Company is summarized in the following table.

Maturity analysis	Operating leases
(In Thousands)
One year or less	$2,930
More than one year through two years	1,988
More than two years through three years	1,511
More than three years through four years	715
More than four years through five years	92
More than five years	918
Total lease payments	8,154
Present value discount	(1,182)
Lease liability	$6,972

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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and nine months ended September 30, 2020 and 2019 and the financial condition as of September 30, 2020 compared to the financial condition as of December 31, 2019.
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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and nine months ended September 30, 2020 and 2019, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.
Significant Items

Earnings comparisons for the three and nine months ended September 30, 2020 and 2019 were impacted by the Significant Items summarized below.

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

•
The CARES Act allows for a temporary delay in the adoption of accounting guidance under Accounting Standards Codification Topic 326, “Financial Instruments – Credit Losses (“CECL”) until the earlier of December 31, 2020 or after the end of the COVID-19 national emergency.  During the quarter ended March 31, 2020, pursuant to the recently-enacted CARES Act and guidance from the Securities and Exchange Commission (“SEC”) and Financial Accounting Standards Board (“FASB”), we elected to delay adoption of CECL.  Our September 30, 2020 financial statements include an allowance for loan losses that was prepared under the existing incurred loss methodology.

•
Under the CARES Act, loans less than 30 days past due as of December 31, 2019 and COVID-19 modifications are considered current. A financial institution suspended the requirements under accounting principles generally accepted in the United States (US GAAP) for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”).  This includes a suspension of the requirement to determine impairment of these modifications for accounting purposes.  In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our lending clients that are adversely affected by the pandemic.  As of September 30, 2020, the Company had modified eight loans totaling $3.2 million consisting of principal or principal and interest.  In accordance with the CARES Act issued in April 2020, these short-term deferrals are not considered troubled debt restructurings.

•
The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program call the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, we were automatically authorized to originate PPP loans.  The Company is actively participating in assisting our customers with applications for resources through the program.  PPP loans will have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP.  As of September 30, 2020, we have funded 279 loans totaling $30.1 million.  The $30.1 million is outstanding as of September 30, 2020.

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

Capital and liquidity

As of September 30, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.
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

There were no Significant Items during the three and nine months ended September 30, 2019.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended September 30, 2020 and 2019

Net income totaled $6.2 million for the three months ended September 30, 2020 compared to $6.7 million for the three months ended September 30, 2019. Net interest income decreased $424,000 to $13.5 million for the three months ended September 30, 2020 compared to $13.9 million for the three months ended September 30, 2019.  Interest income on loans increased on volume offset by a decrease in interest earned in the other interest-earning asset categories. Interest expense decreased as funding rates decreased.

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act. The Company calculated the current quarter allowance using the incurred loss model. There was a provision for loan losses of $1.0 million for the three months ended September 30, 2020 compared to a negative provision of $150,000 for the three months ended September 30, 2019. During the three months ended September 30, 2020, we made adjustments to our qualitative factors, primarily to account for the significant increase in loans downgraded to our Watch caterogy.

Total noninterest income increased $1.7 million due primarily to gains as a result of two death benefits received on bank-owned life insurance policies in the current quarter. The loan fees increased primarily due to loan prepayment fees and fees earned on loan swaps. Cash surrender value of life insurance decreased as the balance decreased year over year as a result of the death benefits. Other income slightly increased primarily due to wealth management and rental income.

Compensation, payroll taxes, and other employee benefits expense increased $925,000 to $5.0 million due primarily to an increase in salaries expense, health insurance expense, and variable compensation. Occupancy, office furniture and equipment decreased due primarily to decreased computer and furniture and equipment expense. Advertising expense increased primarily due to deposit promotions during the three months ended September 30, 2020. Data processing fees decreased due to the digital conversion fees that began in 2019. Professional fees increased for the three months ended September 30, 2020 due to additional audit and legal fees in 2020. Other noninterest expense increased as a result of a credit for FDIC insurance received during the three months ended September 30, 2019 but not during the three months ended September 30, 2020.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2020 and 2019

Net income totaled $20.1 million for the three months ended September 30, 2020 compared to $4.1 million for the three months ended September 30, 2019. We originated $1.30 billion in mortgage loans held for sale (including sales to the community banking segment) during the three months ended September 30, 2020, which represents an increase of $445.4 million, or 52.3%, from the $851.3 million originated during the three months ended September 30, 2019. The increase in loan production volume was driven by a $286.8 million, or 160.4%, increase in refinance products as mortgage rates decreased. Mortgage purchase products increased $158.7 million, or 23.6% due to the high demand of single family homes. Total mortgage banking noninterest income increased $36.6 million, or 100.2%, to $73.1 million during the three months ended September 30, 2020 compared to $36.5 million during the three months ended September 30, 2019.  The increase in mortgage banking noninterest income was related to a 52.3% increase in volume and a 26.5% increase in gross margin on loans originated and sold for the three months ended September 30, 2020 compared to September 30, 2019.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold expansion reflects increased industry demand due to the current low rate environment.  We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 64.1% of total originations during the three months ended September 30, 2020, compared to 79.0% of total originations during the three months ended September 30, 2019, respectively, as refinance demand accelerated from the low rate environment.  The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 75.6% and 24.4% of all loan originations, respectively, during the three months ended September 30, 2020, compared to 70.1% and 29.9% of all loan originations, respectively, during the three months ended September 30, 2019.

Total compensation, payroll taxes and other employee benefits increased $10.9 million, or 46.3%, to $34.6 million for the three months ended September 30, 2020 compared to $23.6 million for the three months ended September 30, 2019.  The increase in compensation expense was primarily a result of the increase in commission expense as fundings increased, bonus and incentives due to record originations. In addition, branch manager pay increased as branches were more profitable. Professional fees increased due to a tentative settlement agreement related to the Herrington litigation (see further discussion in Note 10 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to unaudited consolidated financial statements for additional information). Occupancy, office furniture, and equipment decreased due to lower rent driven by a reduction in branches as underperforming branches closed over the past year. Advertising expense decreased as the low rate environment attracted customers. Loan processing expenses increased due primarily to increased application and funding volumes as interest rates remain low in 2020. Other noninterest expense increased primarily due to amortization of mortgage servicing rights as the value of the servicing portfolio has increased in 2020 compared to 2019.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended September 30,
	2020	2019
	(Dollars in Thousands, except per share amounts)

Net income	$26,293	10,924
Earnings per share - basic	1.08	0.42
Earnings per share - diluted	1.08	0.42
Annualized return on average assets	4.78%	2.17%
Annualized return on average equity	26.30%	11.15%

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
	Three months ended September 30,
	2020			2019
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$$1,766,715	$$18,224	4.10%	$$1,579,575	$$18,558	4.66%
Mortgage related securities (2)	96,529	588	2.42%	114,051	737	2.56%
Debt securities, federal funds sold and short-term investments (2)(3)	166,160	801	1.92%	169,621	1,157	2.71%
Total interest-earning assets	2,029,404	19,613	3.84%	1,863,247	20,452	4.35%

Noninterest-earning assets	160,526			137,723
Total assets	$$2,189,930			$$2,000,970

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$$50,590	11	0.09%	$$37,015	8	0.09%
Money market, savings, and escrow accounts	282,349	473	0.67%	206,474	298	0.57%
Time deposits	741,265	3,011	1.62%	739,544	4,173	2.24%
Total interest-bearing deposits	1,074,204	3,495	1.29%	983,033	4,479	1.81%
Borrowings	531,588	2,640	1.98%	509,099	2,745	2.14%
Total interest-bearing liabilities	1,605,792	6,135	1.52%	1,492,132	7,224	1.92%

Noninterest-bearing liabilities
Noninterest-bearing deposits	129,911			86,849
Other noninterest-bearing liabilities	56,451			33,130
Total noninterest-bearing liabilities	186,362			119,979
Total liabilities	1,792,154			1,612,111
Equity	397,776			388,859
Total liabilities and equity	$$2,189,930			$$2,000,970

Net interest income / Net interest rate spread (4)		13,478	2.32%		13,228	2.43%
Less: taxable equivalent adjustment		69	0.01%		74	0.01%
Net interest income / Net interest rate spread, as reported		$$13,409	2.31%		$$13,154	2.42%
Net interest-earning assets (5)	$$423,612			$$371,115
Net interest margin (6)			2.63%			2.80%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.64%			2.82%
Average interest-earning assets to average interest-bearing liabilities			126.38%			124.87%
__________
(1) Interest income includes net deferred loan fee amortization income of $349,000 and $136,000 for the three months ended September 30, 2020 and 2019, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2020 and 2019. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.75% and 2.53% for the three months ended September 30, 2020 and 2019, respectively.
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

	Three months ended September 30,
	2020 versus 2019
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$2,030	$(2,364)	$(334)
Mortgage related securities (3)	(107)	(42)	(149)
Debt securities, federal funds sold and short-term investments (3)(4)	(23)	(333)	(356)
Total interest-earning assets	1,900	(2,739)	(839)

Interest expense:
Demand accounts	3	-	3
Money market, savings, and escrow accounts	118	57	175
Time deposits	10	(1,172)	(1,162)
Total interest-earning deposits	131	(1,115)	(984)
Borrowings	150	(255)	(105)
Total interest-bearing liabilities	281	(1,370)	(1,089)
Net change in net interest income	$1,619	$(1,369)	$250
______________
(1)   Interest income includes net deferred loan fee amortization income of $349,000 and $136,000 for the three months ended September 30, 2020 and 2019, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2020 and September 30, 2019.

Net interest income increased $255,000, or 1.9%, to $13.4 million during the three months ended September 30, 2020 compared to $13.2 million during the three months ended September 30, 2019.

●
Interest income on loans decreased $334,000 due primarily to a 56 basis point decrease in average yield on loans as London Interbank Offered Rate (LIBOR) and U.S. Treasury rates continued to decrease offset by an increase of $187.1 million, or 11.8%, in average loans. The increase in average loan balance was driven by a $49.7 million, or 3.6%, increase in the average balance of loans held in portfolio and by an increase of $137.5 million, or 68.8%, in the average balance of loans held for sale.

●	Interest income from mortgage-related securities decreased $149,000 as the yield decreased 14 basis points and the average balance decreased $17.5 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $351,000 due to a 78 basis point decrease in the average yield. The decrease in average yield was primarily driven by the decrease in federal funds rate over the past year and as higher yielding securities have matured.  The average balance decreased $3.5 million to $166.2 million due to a lower municipal securities balances as maturities that occurred throughout the past 12 months were not replaced due to market conditions.  Offsetting those decreases, the balance of FHLB stock increased with additional FHLB borrowings.

●
Interest expense on time deposits decreased $1.2 million, or 27.8%, primarily due to a 62 basis point decrease in average cost of time deposits. Offset the decrease in average cost of time deposits, the average balance of time deposits increased $1.7 million compared to the prior year period.

●
Interest expense on money market, savings, and escrow accounts increased $175,000, or 58.7%, due primarily to a 10 basis point increase in average cost of money market, savings, and escrow accounts along with an increase in average balance of $75.9 million. Money market accounts have been a focus over the year and the Company has aggressively marketed new customers through various new offerings and new branches that opened within the past 12 months.

●
Interest expense on borrowings decreased $105,000, or 3.8%, due to a decrease in the average cost of borrowings of 16 basis points to 1.98% during the three months ended September 30, 2020 compared to 2.14% during the three months ended September 30, 2019. The decrease in the cost of borrowings resulted from the new short-term fundings borrowed at a lower rate. Offsetting the decrease in rate, the average borrowing volume increased $22.5 million to $531.6 million during the three months ended September 30, 2020, compared to $509.1 million during the three months ended September 30, 2019. The increase was primarily due to the funding of the loans held for sale.

Provision for Loan Losses

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act. The Company calculated the current quarter allowance using the incurred loss model. The provision for loan losses was $1.0 million for the three months ended September 30, 2020 compared to $80,000 of negative provision for loan losses for the three months ended September 30, 2019 as there was an increase in loans downgraded to our Watch category. Additional qualitative risk factors were applied to each of the loan categories primarily to account for the downgrades.  We had a provision for loan losses of $1.0 million at the community banking segment and $25,000 for the mortgage banking segment. Net recoveries were $85,000 for the three months ended September 30, 2020.

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

Noninterest Income
	Three months ended September 30,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$672	$503	$169	33.6%
Increase in cash surrender value of life insurance	714	728	(14)	(1.9)%
Mortgage banking income	72,112	36,062	36,050	100.0%
Other	2,265	201	2,064	1,026.9%
Total noninterest income	$75,763	$37,494	$38,269	102.1%

Total noninterest income increased $38.3 million, or 102.1%, to $75.8 million during the three months ended September 30, 2020 compared to $37.5 million during the three months ended September 30, 2019. The increase resulted primarily from an increase in mortgage banking income and other noninterest income.

●
The increase in mortgage banking income was primarily the result of an increase in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis increased $445.8 million, or 54.2%, to $1.27 billion during the three months ended September 30, 2020 compared to $822.8 million during the three months ended September 30, 2019. Gross margin on loans originated and sold increased 26.5% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2020 and 2019" above for additional discussion of the increase in mortgage banking income.

●	Service charges on loans and deposits increased primarily due to loan prepayment fees and fees earned on loan swaps.
●	The decrease in cash surrender value of life insurance was due primarily to an decrease in balance as death benefit proceeds were received on two policies.
●
The increase in other noninterest income was due primarily to increases in gain from death benefit on bank owned life insurance, mortgage servicing fee income, wealth management revenue, and rental income. Mortgage servicing fee income increased as loans sold with servicing rights retained increased due to market conditions.

Noninterest Expenses
	Three months ended September 30,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$39,405	$27,514	$11,891	43.2%
Occupancy, office furniture and equipment	2,469	2,629	(160)	(6.1)%
Advertising	861	913	(52)	(5.7)%
Data processing	922	1,003	(81)	(8.1)%
Communications	339	358	(19)	(5.3)%
Professional fees	4,738	954	3,784	396.6%
Real estate owned	11	24	(13)	(54.2)%
Loan processing expense	1,336	858	478	55.7%
Other	2,920	1,979	941	47.5%
Total noninterest expenses	$53,001	$36,232	$16,769	46.3%

Total noninterest expenses increased $16.8 million, or 46.3%, to $53.0 million during the three months ended September 30, 2020 compared to $36.2 million during the three months ended September 30, 2019.

●
Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment increased $10.9 million, or 46.3%, to $34.6 million during the three months ended September 30, 2020. The increase in compensation expense was primarily a result of an increase in commission expense as fundings increased and branch manager pay increased as branches were more profitable.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $925,000, or 22.7%, to $5.0 million during the three months ended September 30, 2020. The increase was due primarily to an increase in salaries expense due to annual raises and additional branches, health insurance expense as claims increased, and variable compensation as executives are eligible for an increased bonus.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $92,000 to $1.6 million during the three months ended September 30, 2020, primarily resulting from lower rent expense offset by an increase in computer equipment expense to accomodate remote working.

●
Occupancy, office furniture and equipment expense at the community banking segment decreased $68,000 to $874,000 during the three months ended September 30, 2020. The decrease was due primarily to decreased computer and furniture and equipment expenses.

●
Advertising expense decreased $52,000, or 5.7%, to $861,000 during the three months ended September 30, 2020. This was primarily due to marketing decreases at the mortgage banking segment as volumes were largely driven by lower rates. Advertising at the community banking segment increased due to promotions for deposit customers.

●
Data processing expense decreased $81,000, or 8.1%, to $922,000 during the three months ended September 30, 2020. This was primarily due to conversion expenses for the new ditigal banking platform rollout at the community banking segment during the three months ended September 30, 2019.

●
Professional fees increased $3.8 million to $4.7 million during the three months ended September 30, 2020. This was primarily due to a $4.25 million tentative legal settlement (see further discussion in Note 10 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to unaudited consolidated financial statements for additional information).

●
Loan processing expense increased $478,000, or 55.7%, to $1.3 million during the three months ended September 30, 2020. This was primarily due to an increase in loan costs associated with the increased application volumes as mortgage rates declined.

●
Other noninterest expense increased $941,000, or 47.5%, to $2.9 million during the three months ended September 30, 2020. The increase at the mortgage banking segment was primarily due to amortization of mortgage servicing rights as the value of the servicing portfolio has increased in 2020 compared to 2019. Additionally, other noninterest expenses increased at the community banking segment as the FDIC issued a credit for the three months ended September 30, 2019 but not for the three months ended September 30, 2020.

Income Taxes

Income tax expense totaled $8.9 million for the three months ended September 30, 2020 compared to $3.6 million during the three months ended September 30, 2019. Income tax expense was recognized on the statement of income during the three months ended September 30, 2020 at an effective rate of 25.2% of pretax income compared to 24.6% during the three months ended September 30, 2019. The increase in rate is primarily due to higher pretax income.  The Company recognized a benefit of $354,000 related to the proceeds received on the bank owned life insurance death benefit during the three months ended September 30, 2020.

Comparison of Community Banking Segment for the Nine Months Ended September 30, 2020 and 2019

Net income decreased $3.9 million for the nine months ended September 30, 2020 to $14.4 million compared to net income of $18.3 million for the nine months ended September 30, 2019.  Net interest income decreased $477,000 to $40.1 million for the nine months ended September 30, 2020 compared to $40.5 million for the nine months ended September 30, 2019. Net interest income decreased  primarily due to a decrease from mortgage-related securities and other interest-earning assets interest.  Offsetting the decreases on net interest income, interest income on loans increased due to an increase in volume and interest expense on time deposits decreased as replacement rates were lower.

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act. The Company calculated the current quarter allowance using the incurred loss model. Provision for loan losses was $6.1 million for the nine months ended September 30, 2020 compared to a negative provision of $850,000 for the nine months ended September 30, 2019 as economic conditions significantly worsened during the nine months ended September 30, 2020.

Total noninterest income increased $3.7 million due primarily to increases in loan fees and a gain from death benefits on bank owned life insurance. The loan fees increased primarily due to loan prepayment fees and fees earned on loan swaps. Cash surrender value of life insurance decreased as the balance decreased due to death benefit proceeds received on two bank owned life insurance policies. Other income increased primarily due to gain on death benefits, wealth management fees, and rental income.

Compensation, payroll taxes, and other employee benefits expense increased $1.6 million to $15.1 million due primarily to an increase in salaries expense, health insurance expense, and variable compensation. Occupancy, office furniture and equipment decreased due primarily to computer and snow plowing expense. Data processing and advertising expense increased primarily due to the rollout of a new ditigal banking platform and promotions for deposit customers during the nine months ended September 30, 2020. Communications expenese, professional fees, and other expenses, increased while real estate owned expenses decreased.

Comparison of Mortgage Banking Segment Operations for the Nine Months Ended September 30, 2020 and 2019

Net income totaled $38.9 million for the nine months ended September 30, 2020 compared to $8.7 million for the nine months ended September 30, 2019. We originated $3.15 billion in mortgage loans held for sale (including sales to the community banking segment) during the nine months ended September 30, 2020, which represents an increase of $1.00 billion, or 46.7%, from the $2.15 billion originated during the nine months ended September 30, 2019. The increase in loan production volume was driven by a $870.9 million, or 265.7%, increase in refinance products as mortgage rates decreased. Mortgage purchase products increased $131.3 million, or 7.2% due to an increased housing demand. Total mortgage banking noninterest income increased $73.7 million, or 78.0%, to $168.2 million during the nine months ended September 30, 2020 compared to $94.5 million during the nine months ended September 30, 2019.  The increase in mortgage banking noninterest income was related to a 46.7% increase in volume and an 17.8% increase in gross margin on loans originated and sold for the nine months ended September 30, 2020 compared to September 30, 2019.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The increase in gross margin on loans originated and sold reflects industry demand due to the low rate environment resulting in higher volume.  We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan. Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity decreased to 61.9% from 84.7% of total originations for the nine months ended September 30, 2020 and 2019, respectively, as refinance demand accelerated from the low rate environment. The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 74.7% and 25.3% of all loan originations, respectively, during the nine months ended September 30, 2020, compared to 69.7% and 30.3% of all originations, respectively, during the nine months ended September 30, 2019.

Total compensation, payroll taxes and other employee benefits increased $23.8, or 38.3%, to $86.1 million for the nine months ended September 30, 2020 compared to $62.3 million for the nine months ended September 30, 2019.  The increase in compensation expense was primarily a result of the increase in commission expense as fundings increased, bonus and incentives due to record originations. In addition, branch manager pay increased as branches were more profitable. Occupancy, office furniture, and equipment expense decreased due to lower rent expense as underperforming branches closed offset by an increase in computer expenses to accommodate remote work. Advertising expense decreased as the low rate environment attracted customers. Loan processing expenses increased for the nine months ended September 30, 2020 as loan costs increased due to loan application volume.  Professional fees increased primarily due to a $4.25 million legal settlement (see further discussion in Note 10 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to unaudited consolidated financial statements for additional information) along with ongoing litigation costs.  Other noninterest expense increased primarily due to increased provision for loan sale losses as there was additional uncertainity regarding selling loans to third party investors from COVID-19 pandemic challenges and the amortization of mortgage servicing rights as the value of the servicing portfolio has increased in 2020 compared to 2019.
.

Consolidated Waterstone Financial, Inc. Results of Operations
	Nine months ended September 30,
	2020	2019
	(Dollars in Thousands, except per share amounts)

Net income	$53,310	$$27,109
Earnings per share - basic	2.16	1.04
Earnings per share - diluted	2.15	1.03
Annualized return on average assets	3.35%	1.84%
Annualized return on average equity	18.02%	9.21%

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

	Nine months ended September 30,
	2020			2019
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$$1,696,493	$$54,404	4.28%	$$1,536,532	$$53,688	4.67%
Mortgage related securities (2)	104,752	1,960	2.50%	114,748	2,260	2.63%
Debt securities, federal funds sold and short-term investments (2)(3)	178,775	2,703	2.02%	181,375	3,741	2.76%
Total interest-earning assets	1,980,020	59,067	3.98%	1,832,655	59,689	4.35%

Noninterest-earning assets	146,959			133,530
Total assets	$$2,126,979			$$1,966,185

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$$45,275	27	0.08%	$$36,345	23	0.08%
Money market, savings, and escrow accounts	251,377	1,364	0.72%	192,195	891	0.62%
Time deposits	735,350	10,369	1.88%	737,286	11,899	2.16%
Total interest-bearing deposits	1,032,002	11,760	1.52%	965,826	12,813	1.77%
Borrowings	545,631	7,913	1.94%	484,572	7,579	2.09%
Total interest-bearing liabilities	1,577,633	19,673	1.67%	1,450,398	20,392	1.88%

Noninterest-bearing liabilities
Noninterest-bearing deposits	112,777			92,075
Other noninterest-bearing liabilities	41,502			30,345
Total noninterest-bearing liabilities	154,279			122,420
Total liabilities	1,731,912			1,572,818
Equity	395,067			393,367
Total liabilities and equity	$$2,126,979			$$1,966,185

Net interest income / Net interest rate spread (4)		39,394	2.31%		39,297	2.47%
Less: taxable equivalent adjustment		210	0.01%		226	0.01%
Net interest income / Net interest rate spread, as reported		$$39,184	2.30%		$$39,071	2.46%
Net interest-earning assets (5)	$$402,387			$$382,257
Net interest margin (6)			2.64%			2.85%
Tax equivalent effect			0.02%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.66%			2.87%
Average interest-earning assets to average interest-bearing liabilities			125.51%			126.36%
__________
(1)  Interest income includes net deferred loan fee amortization income of $948,000 and 458,000 for the nine months ended September 30, 2020 and 2019, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2020 and 2019. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.86% and 2.59% for the nine months ended September 30, 2020 and 2019, respectively.
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

	Nine months ended September 30,
	2020 versus 2019
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$5,385	$(4,669)	$716
Mortgage related securities (3)	(176)	(124)	(300)
Debt securities, federal funds sold and short-term investments (3) (4)	(55)	(983)	(1,038)
Total interest-earning assets	5,154	(5,776)	(622)

Interest expense:
Demand accounts	4	-	4
Money market, savings, and escrow accounts	310	163	473
Time deposits	(30)	(1,500)	(1,530)
Total interest-earning deposits	284	(1,337)	(1,053)
Borrowings	776	(442)	334
Total interest-bearing liabilities	1,060	(1,779)	(719)
Net change in net interest income	$4,094	$(3,997)	$97
______________
(1)	Interest income includes net deferred loan fee amortization income of $948,000 and $458,000 for the nine months ended September 30, 2020 and 2019, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2020 and 2019.

Net interest income increased $113,000, or 0.3%, to $39.2 million during the nine months ended September 30, 2020 compared to $39.1 million during the nine months ended September 30, 2019.

●
Interest income on loans increased $716,000 due primarily to an increase of $160.0 million, or 10.4%, in average loans offset by a 39 basis point decrease in average yield on loans as LIBOR and U.S. Treasury rates continue to decrease. The increase in average loan balance was driven by a $37.4 million, or 2.7%, increase in the average balance of loans held in portfolio and by an increase of $122.5 million, or 76.9%, in the average balance of loans held for sale.

●	Interest income from mortgage related securities decreased $300,000 primarily as the yield decreased 13 basis points. Additionally, the average balance decreased $10.0 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $1.0 million due to a 73 basis point decrease in the average yield. The decrease in average yield was primarily driven by the decrease in federal funds rate over the past year and as higher yielding securities have matured.  The average balance decreased $2.6 million to $178.8 million due to lower municipal securities balances as maturities occurred throughout the past 12 months and were not replaced due to market conditions.  Offsetting those decreases, the balance of FHLB stock increased with additional FHLB borrowings.

●
Interest expense on time deposits decreased $1.5 million, or 12.9%, primarily due to a 28 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $1.9 million compared to the prior year period.

●
Interest expense on money market, savings, and escrow accounts increased $473,000, or 53.1%, due primarily to a 10 basis point increase in average cost of money market, savings, and escrow accounts along with an increase in average balance of $59.2 million. Money market accounts have been a focus over the year and the Company has aggressively marketed new customers through various new offerings and new branches that opened within the past 12 months.

●
Interest expense on borrowings increased $334,000, or 4.4%, due to an increase of $61.1 million to $545.6 million in average borrowing volume during the nine months ended September 30, 2020. The increase was primarily due to the funding of the loans held for sale. Offsetting the increase in volume, the average cost of borrowings decreased 15 basis points to 1.94% during the nine months ended September 30, 2020, compared to 2.09% during the nine months ended September 30, 2019. The decrease in the cost of borrowings resulted from the new short-term fundings borrowed at a lower rate.

Provision for Loan Losses

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act. The Company calculated the current year allowance using the incurred loss model. The provision for loan losses was $6.3 million for the nine months ended September 30, 2020 compared to a negative provision for loan losses of $730,000 for the nine months ended September 30, 2019 as economic conditions worsened due to the COVID-19 pandemic along with an increase of loan downgrades to our Watch category. Additional qualitative risk factors were applied to each of the loan categories primarily to account for the significant increase in the unemployment rate and those downgrades.  We had a provision for loan losses of $6.1 million at the community banking segment and $235,000 for the mortgage banking segment. Net recoveries were $147,000 for the nine months ended September 30, 2020.

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

Noninterest Income

		Nine months ended September 30,
	2020	2019	$ Change	% Change
		(Dollars in Thousands)

Service charges on loans and deposits	$3,384	$1,272	$2,112	166.0%
Increase in cash surrender value of life insurance	1,587	1,579	8	0.5%
Mortgage banking income	166,292	93,526	72,766	77.8%
Other	2,868	564	2,304	408.5%
Total noninterest income	$174,131	$96,941	$77,190	79.6%

Total noninterest income increased $77.2 million, or 79.6%, to $174.1 million during the nine months ended September 30, 2020 compared to $96.9 million during the nine months ended September 30, 2019. The increase resulted primarily from an increase in mortgage banking income along with increases in all noninterest income categories.

●
The increase in mortgage banking income was primarily the result of an increase in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis increased $970.9 million, or 46.4%, to $3.06 billion during the nine months ended September 30, 2020 compared to $2.09 billion during the nine months ended September 30, 2019. Gross margin on loans originated and sold increased 17.8% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Nine Months Ended September 30, 2020 and 2019" above for additional discussion of the increase in mortgage banking income.

●	Service charges on loans and deposits increased primarily due to loan prepayment fees and fees earned on loan swaps.
●	The increase in cash surrender value of life insurance was due primarily to an increase in average balance.
●
The increase in other noninterest income was due primarily to increases in gain from death benefit on bank owned life insurance, mortgage servicing fee income, wealth management revenue, and rental income. Mortgage servicing fee income increased as loans sold with servicing rights retained increased due to market conditions.

Noninterest Expenses

	Nine months ended September 30,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$$100,695	$75,227	$25,468	33.9%
Occupancy, office furniture and equipment	7,744	8,085	(341)	(4.2)%
Advertising	2,625	2,834	(209)	(7.4)%
Data processing	3,023	2,641	382	14.5%
Communications	994	1,039	(45)	(4.3)%
Professional fees	7,647	2,438	5,209	213.7%
Real estate owned	55	75	(20)	(26.7)%
Loan processing expense	3,620	2,542	1,078	42.4%
Other	9,495	6,055	3,440	56.8%
Total noninterest expenses	$$135,898	$100,936	$34,962	34.6%

Total noninterest expenses increased $35.0 million, or 34.6%, to $135.9 million during the nine months ended September 30, 2020 compared to $100.9 million during the nine months ended September 30, 2019.

●
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment increased $23.8 million, or 38.3%, to $86.1 million for the nine months ended September 30, 2020. The increase in compensation expense was primarily a result of an increase in commission expense as fundings increased and branch manager pay increased as branches were more profitable.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $1.6 million, or 11.6%, to $15.1 million during the nine months ended September 30, 2020. The increase was due primarily to an increase in salaries expense due to annual raises, health insurance expense as claims increased, and variable compensation as executives are eligible for an increased bonus. Offsetting the increases, equity award expense decreased as a majority of awards granted in 2015 had a final vesting in 2019.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $237,000 to $5.0 million during the nine months ended September 30, 2020, resulting from lower rent expense as a result of underperforming branches closing.  Offsetting the decreases, computer expenses increased to accomodate remote working.

●
Occupancy, office furniture and equipment expense at the community banking segment decreased $104,000 to $2.8 million during the nine months ended September 30, 2020.  The decrease was due primarily to lower computer, furniture and equipment, and snow plowing expense.

●
Advertising expense decreased $403,000 at the mortgage banking segment as lower rates generated customer activity.  Offsetting the decrease at the mortgage banking segment, advertising increased $194,000 at the community banking segment to promote the opening of a new branch, the new digital banking platform, and promotions for deposit customers.

●
Data processing expense increased $382,000, or 14.5%, to $3.0 million during the nine months ended September 30, 2020. This was primarily due to the new ditigal banking platform rollout at the community banking segment and new contracts at the mortgage banking segment as technology investments continue to increase.

●
Professional fees expense increased $5.2 million, or 213.7%, to $7.6 million primarily as a result of an increase in legal fees at the mortgage banking segment for a $4.25 million tentative legal settlement (see further discussion in Note 10 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to unaudited consolidated financial statements for additional information) and ongoing litigation costs along with an increase in audit expense at the community banking segment.

●
Loan processing expense increased $1.1 million, or 42.4%, to $3.6 million during the nine months ended September 30, 2020. This was primarily due to an increase in loan costs associated with the application volumes as mortgage rates declined.

●
Other noninterest expense increased $3.4 million for the nine months ended September 30, 2020 due to an increase at the mortgage banking segment.  The increase at the mortgage banking segment was primarily due to an increased provision for loan sale losses as there was additional uncertainity regarding selling loans to third party investors from COVID-19 pandemic challenges. Additionally, amortization of mortgage servicing rights increased as the value of the servicing portfolio has increased in 2020 compared to 2019. Other noninterest expenses increased at the community banking segment due primarily to loan related costs for the nine months ended September 30, 2020 along with a decrease in other regulator fees.

Income Taxes

Income tax expense totaled $17.8 million for the nine months ended September 30, 2020 compared to $8.7 million during the nine months ended September 30, 2019. Income tax expense was recognized on the statement of income during the nine months ended September 30, 2020 at an effective rate of 25.0% of pretax income compared to 24.3% during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company recognized a benefit of approximately $82,000 related to stock awards exercised compared to a benefit of $113,000 recognized during the nine months ended September 30, 2019. The Company recognized a benefit of $354,000 related to the proceeds received on the bank owned life insurance death benefit during the nine months ended September 30, 2020.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets – Total assets increased by $224.5 million, or 11.2%, to $2.22 billion at September 30, 2020 from $2.00 billion at December 31, 2019. The increase in total assets primarily reflects an increase in loans held for sale, loans receivable and prepaid expenses and other assets due to an increase in the fair market value of the loan rate lock commitments partially offset by a decrease in securities available for sale. The total assets increase reflects liability increases in deposits, additional short-term debt, advance payments by borrowers for taxes, and other liabilities due to hedging liabilities.

Cash and Cash Equivalents – Cash and cash equivalents increased $12.3 million, or 16.5%, to $86.6 million at September 30, 2020, compared to $74.3 million at December 31, 2019.  The increase in cash and cash equivalents primarily reflects the additional source of funds through an increase in deposits, short-term borrowings, and advance payments by borrowers for taxes.

Securities Available for Sale – Securities available for sale decreased $25.3 million to $153.2 million at September 30, 2020. The decrease was primarily due to paydowns in mortgage-related securities and maturities of debt securities exceeding security purchases for the year.

Loans Held for Sale - Loans held for sale increased $165.7 million to $385.8 million at September 30, 2020 due to the increase of refinancing activity resulting from the reduction in mortgage rates.

Loans Receivable - Loans receivable held for investment increased $46.1 million to $1.43 billion at September 30, 2020.  The increase in total loans receivable was attributable to increases in commercial real estate, construction and land, multi-family, and commercial loan categories. The growth in the commercial loan category was driven by $30.1 million of PPP loans originated during the nine months ended September 30, 2020. Partially offsetting those increases, one- to four-family, home equity, and consumer loan categories decreased.

The following table shows loan originations during the periods indicated.

	For the		For the
	Nine months ended September 30,		Year Ended
	2020	2019	December 31, 2019
		(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$90,290	$66,113	$95,461
Multi-family	133,027	64,301	110,136
Home equity	4,914	3,756	5,804
Construction and land	41,418	48,567	59,814
Commercial real estate	26,637	24,645	49,710
Total real estate loans originated for investment	296,286	207,382	320,925
Consumer loans originated for investment	275	55	55
Commercial business loans originated for investment	41,944	5,426	7,517
Total loans originated for investment	$338,505	$212,863	$328,497

Allowance for Loan Losses - The allowance for loan losses increased $6.5 million to $18.8 million at September 30, 2020. The increase resulted from a provision due to increased economic uncertainity increasing the required allowance related to the loans collectively reviewed. The overall increase was primarily related to each of the one- to four-family, multi-family, home equity, construction and land, commercial real estate, consumer, and commercial categories.  See Note 3 for further discussion on the allowance for loan losses.

Real Estate Owned – Total real estate owned increased $24,000 to $772,000 at September 30, 2020.  During the nine months ended September 30, 2020, $369,000 of loans were transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $345,000. There were no writedowns during the nine months ended September 30, 2020.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $34.0 million to $54.8 million at September 30, 2020. The increase was primarily due to increases in loan rate lock commitments, funding receivables from investors, and receivables from back-to-back interest rate swaps.

Deposits – Total deposits increased $116.9 million to $1.18 billion at September 30, 2020.  The increase was driven by an increase of $73.3 million in money market and savings deposits, $39.2 million in demand deposits, and $4.4 million in time deposits.

Borrowings – Total borrowings increased $68.6 million, or 14.2%, to $552.1 million at September 30, 2020. The community banking segment added $34.0 million in short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment increased a total of $34.6 million at September 30, 2020 from December 31, 2019.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $21.8 million to $26.0 million at September 30, 2020. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities increased $11.5 million to $58.6 million at September 30, 2020 compared to December 31, 2019. Other liabilities increased primarily due to liabilies resulting from payables due on back-to-back swaps, accrued compensation, and forward commitments to sell loans at the mortgage banking segment. Offsetting the increase, other liabilities decreased related to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes. The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition. These amounts remain classified as other liabilities until settled.

Shareholders’ Equity – Shareholders' equity increased $5.7 million to $399.4 million at September 30, 2020 from December 31, 2019.  Shareholders' equity increased primarily due to net income, additional paid-in capital as stock options were exercised and equity awards vested, an increase in fair value of the security portfolio, and unearned ESOP shares vesting.  Partially offsetting the increases, there were decreases due to the declaration of regular and special dividends and the repurchase of stock.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2020	2019
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,299	$5,985
Multi-family	616	667
Home equity	75	70
Construction and land	-	-
Commercial real estate	51	303
Commercial	-	-
Consumer	-	-
Total non-accrual loans	6,041	7,025

Real estate owned
One- to four-family	70	46
Multi-family	-	-
Construction and land	1,256	1,256
Commercial real estate	-	-
Total real estate owned	1,326	1,302
Valuation allowance at end of period	(554)	(554)
Total real estate owned, net	772	748
Total nonperforming assets	$6,813	$7,773

Total non-accrual loans to total loans	0.42%	0.51%
Total non-accrual loans to total assets	0.27%	0.35%
Total nonperforming assets to total assets	0.31%	0.39%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Nine Months
	Ended September 30,
	2020	2019
	(In Thousands)

Balance at beginning of period	$7,025	$6,555
Additions	2,327	2,241
Transfers to real estate owned	(369)	(946)
Charge-offs	(3)	(8)
Returned to accrual status	(1,563)	(237)
Principal paydowns and other	(1,376)	(1,292)
Balance at end of period	$6,041	$6,313

Total non-accrual loans decreased by $984,000, or 14.0%, to $6.0 million as of September 30, 2020 compared to $7.0 million as of December 31, 2019.  The ratio of non-accrual loans to total loans receivable was 0.42% at September 30, 2020 compared to 0.51% at December 31, 2019.  During the nine months ended September 30, 2020, $2.3 million in loans were placed on non-accrual status. Offsetting this activity, $1.6 million returned to accrual status, $1.4 million in principal payments were received, and $369,000 transferred to real estate owned during the nine months ended September 30, 2020.

Of the $6.0 million in total non-accrual loans as of September 30, 2020, $4.9 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $1.2 million in cumulative partial net charge-offs have been recorded over the life of these loans as of September 30, 2020.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $24,000 have been recorded as of September 30, 2020.  The remaining $1.2 million of non-accrual loans were reviewed on an aggregate basis and $237,000 in general valuation allowance was deemed appropriate related to those loans as of September 30, 2020.   The $237,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of September 30, 2020 totaled $2.1 million, which represents 34.5% of total non-accrual loans as of that date.  These five loans have not had any cumulative life-to-date net charge-offs and $24,000 in specific valuation allowance was deemed necessary based on net realizable collateral value with respect to these five loans as of September 30, 2020.

For the nine months ended September 30, 2020, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $311,000. We received $320,000 of interest payments on such loans during the nine months ended September 30, 2020. Interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

There were no accruing loans past due 90 days or more at September 30, 2020 or December 31, 2019.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of September 30, 2020
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,736	$564	$3,300
Multi-family	-	272	272
Commercial real estate	5,986	-	5,986
	$8,722	$836	$9,558

	As of December 31, 2019
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,740	$685	$3,425
Multi-family	-	308	308
Commercial real estate	278	7	285
	$3,018	$1,000	$4,018

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
We modified loans for borrowers that were not considered troubled debt under the CARES Act.  Loans less than 30 days past due as of December 31, 2019 were allowed for modifications if the borrower experienced a COVID-19 hardship. As of September 30, 2020, the Company has modified $3.2 million of loans consisting of the deferral of principal and interest or deferral of interest. In accordance with the CARES Act, these short term deferrals are not considered troubled debt restructurings.
The following table summarizes information with respect to the loans modified under the CARES Act as of September 30, 2020.

September 30, 2020

Loan modifications:
Residential real estate:
One- to four-family	$2,915
Commercial real estate	225
Commercial	32
Total loan modifications	$3,172
Total loan modifications to total loans receivable	0.22%

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2020	2019
	(Dollars in Thousands)

Loans past due less than 90 days	$2,503	$1,833
Loans past due 90 days or more	3,052	4,632
Total loans past due	$5,555	$6,465

Total loans past due to total loans receivable	0.39%	0.47%

Past due loans decreased by $910,000, or 14.1%, to $5.6 million at September 30, 2020 from $6.5 million at December 31, 2019.  Loans past due less than 90 days increased by $670,000, or 36.6%, primarily in the one- to four-family loan category.  Loans past due 90 days or more decreased by $1.6 million, or 34.1%, primarily in the one- to four-family during the nine months ended September 30, 2020.

REAL ESTATE OWNED

Total real estate owned increased by $24,000, or 3.2%, to $772,000 at September 30, 2020, compared to $748,000 at December 31, 2019.  During the nine months ended September 30, 2020, $369,000 of loans were transferred to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $345,000.  There were no write downs during the nine months ended September 30, 2020. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an “as is value” assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Nine Months
	Ended September 30,
	2020	2019
	(Dollars in Thousands)

Balance at beginning of period	$12,387	$13,249
Provision (credit) for loan losses	6,310	(730)
Charge-offs:
Mortgage
One- to four-family	9	69
Multi-family	5	2
Home equity	13	44
Commercial real estate	-	2
Construction and land	-	-
Consumer	10	5
Commercial	-	-
Total charge-offs	37	122
Recoveries:
Mortgage
One- to four-family	132	116
Multi-family	17	13
Home equity	22	19
Commercial real estate	11	2
Construction and land	2	-
Consumer	-	-
Commercial	-	-
Total recoveries	184	150
Net recoveries	(147)	(28)
Allowance at end of period	$18,844	$12,547

Ratios:
Allowance for loan losses to non-accrual loans at end of period	311.94%	198.75%
Allowance for loan losses to loans receivable at end of period	1.31%	0.91%
Net recoveries to average loans outstanding (annualized)	(0.01)%	0.00%
(Provision) credit for loan losses to net recoveries	(4,292.52)%	2,607.14%
Net recoveries to beginning of the period allowance (annualized)	(1.59)%	(0.28)%

The allowance for loan losses increased $6.5 million to $18.8 million at September 30, 2020, compared to $12.4 million at December 31, 2019.  The increase in allowance for loan losses reflects the $6.3 million provision. The provision recorded during the current year reflects an increased allocation related to the economic condition qualatitive factor as a result of the COVID-19 pandemic in each of the loan categories. Additionally, there were increased qualatitive factors to account for an increase of loan downgrades to our Watch category.

We had net recoveries of $147,000, or 0.01% of average loans annualized, for the nine months ended September 30, 2020, compared to net recoveries of $28,000, or less than 0.01% of average loans annualized, for the nine months ended September 30, 2019. Of the $147,000 in recoveries during the nine months ended September 30, 2020, the majority of the activity related to loans secured by one- to four-family residential loans.

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

During the nine months ended September 30, 2020, primary uses of cash and cash equivalents included: $3.06 billion in funding loans held for sale, $46.3 million for funding of loans receivable, $32.7 million in purchases of our common stock, $21.7 million for cash dividends paid, $5.6 million for purchases of FHLB stock, $4.5 million for purchases of mortgage related securities, and $5.0 million for purchases of debt securities.

During the nine months ended September 30, 2020, primary sources of cash and cash equivalents included: $3.07 billion in proceeds from the sale of loans held for sale, $34.0 million in proceeds from short-term FHLB borrowings, $34.6 million in  proceeds from additional short-term borrowings, $116.9 million from an increase in deposits, $33.6 million in principal repayments on mortgage related securities, $3.8 million in maturities of debt securities, $53.3 million in net income, $9.6 million in proceeds from death benefits on bank owned life insurance, and a $9.9 million increase in advance payments by borrowers for taxes.

During the nine months ended September 30, 2019, primary uses of cash and cash equivalents included: $2.09 billion in funding loans held for sale, $22.9 million for cash dividends paid, $12.1 million for purchases of mortgage related securities, and $22.7 million in purchases of our common stock.

During the nine months ended September 30, 2019, primary sources of cash and cash equivalents included: $2.09 billion in proceeds from the sale of loans held for sale, $40.0 million in additional proceeds from long-term borrowings, $1.1 million from an increase in deposits, $40.7 million in additional proceeds from short-term borrowings, $21.9 million in principal repayments on mortgage related securities, $7.7 million from a decrease in loans receivable, and $27.1 million in net income.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2020 and 2019, respectively, $86.6 million and $66.2 million of our assets were invested in cash and cash equivalents.  At September 30, 2020, cash and cash equivalents were comprised of the following: $54.7 million in cash held at the Federal Reserve Bank and other depository institutions and $31.9 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts,  advances from the FHLB, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At September 30, 2020, we had $470.0 million in long-term advances from the FHLB with contractual maturity dates in 2027, 2028, and 2029.  The 2028 advance maturities have single call options in March 2021 and May 2021, along with two advances that have quarterly call options. Two advances are currently callable quarterly. The 2029 advance maturities have quarterly call option currently available and the other options beginning November 2020, August 2021, and May 2022. We had $34.0 million in short-term advances with the FHLB and contractual maturities in October 2020 and May 2021. As an additional source of funds, the mortgage banking segment has a repurchase agreement. At September 30, 2020, we had $48.1 million outstanding under the repurchase agreement with a total outstanding commitment of $55.0 million.

At September 30, 2020, we had outstanding commitments to originate loans receivable of $16.8 million.  In addition, at September 30, 2020, we had unfunded commitments under construction loans of $76.2 million, unfunded commitments under business lines of credit of $22.8 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.4 million.  At September 30, 2020, certificates of deposit scheduled to mature in one year or less totaled $701.2 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At September 30, 2020, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $26.9 million.

Capital

Shareholders' equity increased $5.7 million to $399.4 million at September 30, 2020 from December 31, 2019.  Shareholders' equity increased primarily due to net income, additional paid-in capital as stock options were exercised, equity awards vesting, the fair value of the security portfolio, and unearned ESOP shares vesting.  Partially offsetting the increases, there were decreases due to the declaration of regular and special dividends and the repurchase of stock.

The Company's Board of Directors authorized a stock repurchase program in the third quarter of 2020. As of September 30, 2020, the Company had repurchased 10.5 million shares at an average price of $14.34 under previously approved stock repurchase plans.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At September 30, 2020, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 8 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2020 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (3)	$169,218	$$169,218	$-	$-	$-
Money market and savings deposits (3)	271,283	271,283	-	-	-
Time deposit (3)	744,150	701,230	41,088	1,832	-
Repurchase agreements (3)	48,126	48,126	-	-	-
Federal Home Loan Bank advances (1)	504,000	34,000	-	-	470,000
Operating leases (2)	8,925	2,958	3,500	1,549	918
	$1,745,702	$$1,226,815	$$44,588	$$3,381	$$470,918

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

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2020.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$18,290	$18,290	$-	$-	$-
Unused portion of home equity lines of credit (2)	13,742	13,742	-	-	-
Unused portion of construction loans (3)	77,017	77,017	-	-	-
Unused portion of business lines of credit	19,558	19,558	-	-	-
Standby letters of credit	1,296	1,296	-	-	-
Total Other Commitments	$129,903	$129,903	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2020 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of September 30, 2020
Dollar Change	$$1,115	1,519	982	(1,993)
Percentage Change	1.95%	2.65	1.71	(3.48)

At September 30, 2020, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 1.71% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 3.48%.

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
Item 1A. Risk Factors
Except as previously disclosed, there have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the third quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
July 1, 2020 - July 31, 2020	52,650	$$15.31	52,650	1,947,350
August 1, 2020 - August 31, 2020	299,990	15.57	299,990	1,647,360
September 1, 2020 - Setember 30, 2020	447,322	15.31	447,322	1,200,038
Total	799,962	$$15.41	799,962	1,200,038

(a)
On July 21, 2020, the Board of Directors announced the completion of the then-existing stock repurchase plan and authorized the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. The maximum amount of shares were purchased under this plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits
Exhibit No.	Description	Filed Herewith
10.2	Form of Incentive Stock Option Agreement (1)
10.3	Form of Non-Qualified Stock Option Agreement (1)
10.4	Form of Restricted Stock Award Agreement (1)
10.5	Form of Performance Based Restricted Stock Unit Agreement (1)
10.6	Form of Performance Based Restricted Stock Award Agreement (1)
31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial, Inc.		X
31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial, Inc.		X
32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial, Inc.		X
32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial, Inc.		X
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

(1) Incorporated by reference to the registration Statement on Form S-1 (Registration No. 333-249232), initially filed with the U.S. Securities and Exchange Commission on October 1, 2020.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 4, 2020
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: November 4, 2020
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer