Form 10-K
period 2020-12-31
Waterstone Financial, Inc.
filed 2021-03-02
CIK 1569994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

F O R M   10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

Commission file number: 001-36271

WATERSTONE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	90-1026709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 W Plank Ct, Wauwatosa, Wisconsin	53226
(Address of principal executive offices)	(Zip Code)

(414) 761-1000
Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	WSBF	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).

Yes         ☐           No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on June 30, 2020 as reported by the NASDAQ Global Select Market®, was approximately $383.3 million.

As of February 26, 2021, 25,117,634 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 18, 2021

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2020

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

•	general economic conditions, either nationally or in our market area, including employment prospects, that are different than expected;
•	the effect of any pandemic; including COVID-19;
•	competition among depository and other financial institutions;
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

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation, which had 59 offices in 22 states as of December 31, 2020.

WaterStone Bank conducts its community banking business from 14 banking offices located in Milwaukee, Washington and Waukesha counties, Wisconsin. WaterStone Bank’s principal lending activity is originating one- to four-family, multi-family residential, and commercial real estate loans for retention in its portfolio. At December 31, 2020, such loans comprised 31.0%, 41.6%, and 17.3%, respectively, of WaterStone Bank’s loan portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances. Our deposit offerings include certificates of deposit, money market savings accounts, transaction deposit accounts, noninterest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds, private-label enterprise bonds, municipal obligations, and other debt securities.

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

WaterStone Bank’s mortgage banking operations are conducted through its wholly-owned subsidiary, Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originates single-family residential real estate loans for sale into the secondary market.  Waterstone Mortgage Corporation utilizes lines of credit provided by WaterStone Bank as a primary source of funds, and also utilizes a line of credit with another financial institution as needed.  On a consolidated basis, Waterstone Mortgage Corporation originated approximately $4.33 billion in mortgage loans held for sale during the year ended December 31, 2020, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank.

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

Waterstone Mortgage Corporation.  Acquired in 2006, Waterstone Mortgage Corporation is a mortgage banking business with offices in 22 states.  It has its own board of directors currently comprised of its President, its Chief Financial Officer, the WaterStone Bank Chief Executive Officer, Chief Financial Officer and Executive Vice President and General Counsel.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold WaterStone Bank office and retail facilities, both owned and leased.  Main Street Real Estate Holdings, LLC currently conducts real estate broker activities limited to real estate owned.

Market Area

WaterStone Bank.  WaterStone Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  WaterStone Bank’s primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have nine branch offices in Milwaukee County, four branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2020 (the latest date for which information was publicly available), 47.7% of deposits in the State of Wisconsin were located in the seven-county Milwaukee metropolitan market and 40.9% of deposits in the State of Wisconsin were located in the three counties in which the Bank has a branch office.

WaterStone Bank’s primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets.

Waterstone Mortgage Corporation.  As of December 31, 2020, Waterstone Mortgage Corporation had nine offices in Wisconsin, eight offices in each of Florida and New Mexico, four offices in Minnesota, three offices in each of Illinois and Texas, two offices in each of Arizona, Colorado, Idaho, Maryland, Ohio, Oklahoma, Oregon, and Virginia, and one office in each of Arkansas, California, Georgia, Iowa, Michigan, New Hampshire, Pennsylvania, and Tennessee.

Competition

WaterStone Bank.  WaterStone Bank faces competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. As of June 30, 2020, based on the FDIC annual Summary of Deposits Report, we had the ninth largest market share in our metropolitan statistical area out of 48 financial institutions, representing 1.57% of all deposits.

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

 Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential and commercial real estate. Generally, we retain the loans that we originate, which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $426.8 million, or 31.0%, of our total loan portfolio at December 31, 2020.  Multi-family residential mortgage loans represented $571.9 million, or 41.6%, of our total loan portfolio at December 31, 2020.  Commercial real estate loans represented $238.4 million, or 17.3%, of our total loan portfolio at December 31, 2020. We also offer construction and land loans, home equity lines of credit and commercial loans.  At December 31, 2020, commercial business loans, home equity loans, and land and construction loans totaled $45.4 million, $14.8 million and $77.1 million, respectively.

The largest exposure to one borrower or group of related borrowers was $40.7 million in the multi-family category.  The borrower represented a total of 3.0% of the total loan portfolio as of December 31, 2020.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$$426,792	31.04%	$$480,280	34.60%	$$489,979	35.53%	$$439,597	34.03%	$$392,817	33.35%
Multi-family	571,948	41.59%	584,859	42.14%	597,087	43.29%	578,440	44.77%	558,592	47.42%
Home equity	14,820	1.08%	18,071	1.30%	19,956	1.45%	21,124	1.64%	21,778	1.85%
Construction and land	77,080	5.61%	37,033	2.67%	13,361	0.97%	19,859	1.54%	18,179	1.54%
Commercial real estate	238,375	17.33%	236,703	17.05%	225,522	16.35%	195,842	15.16%	159,401	13.53%
Commercial loans	45,386	3.30%	30,253	2.18%	32,810	2.38%	36,697	2.84%	26,798	2.28%
Consumer	736	0.05%	832	0.06%	433	0.03%	255	0.02%	319	0.03%

Total loans	1,375,137	100.00%	1,388,031	100.00%	1,379,148	100.00%	1,291,814	100.00%	1,177,884	100.00%

Allowance for loan losses	(18,823)		(12,387)		(13,249)		(14,077)		(16,029)

Loans, net	$$1,356,314		$$1,375,644		$$1,365,899		$$1,277,737		$$1,161,855

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2020. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Multi-family		Home Equity		Construction and Land
Maturing in the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
One year or less	$$12,970	3.38%	$$24,263	4.08%	$$1,517	5.08%	$$12,934	4.04%
More than one year through five years	53,608	4.80%	271,561	4.17%	6,933	4.85%	49,825	3.02%
More than five years through 15 years	89,869	4.75%	271,756	3.65%	6,328	4.35%	14,278	4.48%
More than 15 years	270,345	4.22%	4,368	4.37%	42	4.76%	43	2.33%
Total	$$426,792	4.38%	$$571,948	3.92%	$$14,820	4.66%	$$77,080	3.46%

	Commercial Real Estate		Commercial		Consumer		Total
Maturing the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
One year or less	$$17,597	4.11%	$$6,602	4.38%	$$723	7.22%	$$76,606	4.04%
More than one year through five years	141,366	4.24%	29,333	2.16%	13	7.69%	552,639	4.05%
More than five years through 15 years	79,237	3.80%	3,372	4.33%	-	0.00%	464,840	3.93%
More than 15 years	175	5.71%	6,079	6.74%	-	0.00%	281,052	4.28%
Total	$$238,375	4.09%	$$45,386	3.26%	$$736	7.23%	$$1,375,137	4.05%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2020 that are contractually due after December 31, 2021.

	Due After December 31, 2021
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans
Real estate loans:
One- to four-family	$$22,918	$$390,904	$$413,822
Multi-family	209,191	338,494	547,685
Home equity	2,872	10,431	13,303
Construction and land	20,462	43,684	64,146
Commercial	140,360	80,418	220,778
Commercial	32,818	5,966	38,784
Consumer	13	-	13
Total loans	$$428,634	$$869,897	$$1,298,531

One- to Four-Family Residential Mortgage Loans.  One- to four-family residential mortgage loans totaled $426.8 million, or 31.0% of total loans at December 31, 2020.  Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our single family adjustable-rate mortgage loans generally provide for maximum annual rate adjustments of 200 basis points, with a lifetime maximum adjustment of 600 basis points.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years, and are indexed to the 12-month LIBOR rate.  Single family adjustable rate mortgage loans are originated at both our community banking segment and our mortgage banking segment.   We do not offer and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner’s insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average one- to four-family first mortgage loan balance was approximately $231,000 on December 31, 2020, and the largest outstanding balance on that date was $6.2 million, which is a consolidation loan that is collateralized by 86 single family properties.  A total of 52.3% of our one- to four-family loans are collateralized by properties in the state of Wisconsin.

Multi-family Real Estate Loans.  Multi-family loans totaled $571.9 million, or 41.6% of total loans at December 31, 2020. These loans are generally secured by properties located in our primary market area. Our multi-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit. Multi-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a multi-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, global cash flows, and the appraised value of the underlying property. We will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees from the principals and by the owners of 20% or more of the borrower.

A multi-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to most guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding multi-family mortgage loan balance was approximately $1.0 million on December 31, 2020, with the largest outstanding balance at $11.8 million.

Loans secured by multi-family real estate generally involve larger principal amounts than owner-occupied, one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2020, outstanding home equity loans and equity lines of credit totaled $14.8 million, or 1.1% of total loans outstanding.  At December 31, 2020, the unadvanced portion of home equity lines of credit totaled $13.7 million.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to seven years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was approximately $43,000 at December 31, 2020, with the largest outstanding balance at that date of $334,000.

Construction and Land Loans.  We originate construction loans for the acquisition of land and the construction of single-family residences, multi-family residences, and commercial real estate buildings.  At December 31, 2020, construction and land loans totaled $77.1 million, or 5.6% of total loans.   A total of $74.2 million had yet to be advanced as of December 31, 2020.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months for single-family residences although our policy is to consider construction periods as long as three years for multi-family residences and commercial buildings. At the end of the construction phase, the construction loan converts to a longer-term mortgage loan upon stabilization. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the owner-occupied residential loan balance exceeds 80% of the lesser of the appraised value or acquisition cost of the secured property. The average outstanding construction loan balance totaled approximately $2.9 million on December 31, 2020, with the largest outstanding balance at $17.9 million.  The average outstanding land loan balance was approximately $303,000 on December 31, 2020, and the largest outstanding balance on that date was $1.8 million.

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

Commercial Real Estate Loans.  Commercial real estate loans totaled $238.4 million at December 31, 2020, or 17.3% of total loans, and are made up of loans secured by office and retail buildings, industrial buildings, churches, restaurants, other retail properties and mixed use properties. These loans are generally secured by property located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 20 to 25-year amortization period. In reaching a decision whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, business and global cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants, if applicable. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial real estate borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2020 was approximately $899,000, and the largest outstanding balance at that date was $13.0 million.

Commercial Loans.  Commercial loans totaled $45.4 million at December 31, 2020, or 3.3% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate. Included in commercial loans are the Paycheck Protection Program (PPP) loans, which totaled $18.1 million at December 31, 2020.

As a qualified SBA lender, we were automatically authorized to originate PPP loans.  The Company is actively participating in assisting our customers with applications for resources through the program.  PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP.

Our commercial loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain collateral levels must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2020, the unadvanced portion of working capital lines of credit totaled $19.2 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.

A commercial business borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower. Excluding the PPP loan balance, the average outstanding commercial loan at December 31, 2020 was $268,000 and the largest outstanding balance on that date was $6.1 million.

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

Exclusive of our mortgage banking operations, we retain in our portfolio all of the loans that we originate. At December 31, 2020, WaterStone Bank was not servicing any loan it originated and subsequently sold to unrelated third parties. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

Loan Approval Procedures and Authority.  WaterStone Bank’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by WaterStone Bank’s board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan, if applicable. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers. Loan officers, with concurrence from independent credit officers and underwriters, are authorized to approve and close any loan that qualifies under WaterStone Bank underwriting guidelines within the following lending limits:

●
Any secured mortgage loan up to $500,000 for a borrower with total outstanding loans from us of less than $1.0 million that is independently underwritten can be approved by the Chief Credit Officer or select lending personnel.

●	Any secured mortgage loan up to $1.0 million can be approved jointly the Chief Executive Officer and Chief Lending Officer.
●	Any secured mortgage loan ranging from $500,001 to $3.0 million or any new loan to a borrower with outstanding loans from us exceeding $1.0 million must be approved by the Officer Loan Committee.
●	Any non-real estate loan up to $250,000 for a borrower with total outstanding loans from us of less than $250,000 that is independently underwritten can be approved by select lending personnel.
●
Any non-real estate loan up to $500,000 for a borrower with total outstanding loans from us of less than $500,000 that is independently underwritten can be approved by the Chief Executive Officer, Chief Lending Officer or Business Banking Manager.

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

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$$5,072	$$5,985	$$4,902	$$4,677	$$7,623
Multi-family	341	667	1,309	1,007	1,427
Home equity	63	70	201	107	344
Construction and land	43	-	-	-	-
Commercial real estate	41	303	125	251	422
Commercial	-	-	18	26	41
Consumer	-	-	-	-	-
Total non-accrual loans	5,560	7,025	6,555	6,068	9,857

Real estate owned
One- to four-family	-	46	163	1,330	2,141
Multi-family	-	-	-	-	-
Construction and land	322	1,256	3,327	4,582	5,082
Commercial real estate	-	-	300	300	300
Total real estate owned	322	1,302	3,790	6,212	7,523
Valuation allowance at end of period	-	(554)	(1,638)	(1,654)	(1,405)
Total real estate owned, net	322	748	2,152	4,558	6,118

Total non-performing assets	$$5,882	$$7,773	$$8,707	$$10,626	$$15,975

Total non-accrual loans to total loans, net	0.40%	0.51%	0.48%	0.47%	0.84%
Total non-accrual loans to total assets	0.25%	0.35%	0.34%	0.34%	0.55%
Total non-performing assets to total assets	0.27%	0.39%	0.45%	0.59%	0.89%

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

The following table sets forth activity in our non-accrual loans for the years indicated.

	At and for the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)

Balance at beginning of year	$$7,025	$$6,555	$$6,068	$$9,857	$$17,604
Additions	3,356	3,716	3,147	3,149	3,114
Transfers to real estate owned	(637)	(1,052)	(545)	(2,171)	(4,590)
Charge-offs	(11)	(31)	(6)	(766)	(667)
Returned to accrual status	(2,501)	(650)	(777)	(2,716)	(4,183)
Principal paydowns	(1,672)	(1,513)	(1,332)	(1,285)	(1,421)
Balance at end of year	$$5,560	$$7,025	$$6,555	$$6,068	$$9,857

Total non-accrual loans decreased by $1.5 million, or 20.9%, to $5.6 million as of December 31, 2020 compared to $7.0 million as of December 31, 2019.  The ratio of non-accrual loans to total loans receivable was 0.40% at December 31, 2020 compared to 0.51% at December 31, 2019.  During the year ended December 31, 2020, $637,000 was transferred to real estate owned, $11,000 in loan principal was charged off, $1.7 million in principal payments were received and $2.5 million in loans were returned to accrual status. Offsetting this activity, $3.4 million in loans were placed on non-accrual status during the year ended December 31, 2020.

Of the $5.6 million in total non-accrual loans as of December 31, 2020, $4.5 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $214,000 in partial charge-offs have been recorded with respect to these loans as of December 31, 2020. Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a “non-performing” status and are disclosed as impaired loans.  In addition, specific reserves totaling $23,000 have been recorded as of December 31, 2020.  The remaining $1.1 million of non-accrual loans were reviewed on an aggregate basis and $216,000 in general valuation allowance was deemed necessary related to those loans as of December 31, 2020.  The $216,000 in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of December 31, 2020 totaled $2.4 million, which represents 43.8% of total non-accrual loans as of that date.  These five loans did not have any charge-offs or require any specific valuation allowances as of December 31, 2020.

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

There was one accruing loan with a balance of $586,000 past due 90 days or more during the years ended December 31, 2020.  The Company believed the loan was well collateralized and full collection of principal and interest was expected. There were no accruing loans past due 90 days or more during the years ended December 31,  2019 or 2018.

Troubled Debt Restructurings.  The following table summarizes troubled debt restructurings by the Company’s internal risk rating.

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$$9,249	$$4,018	$$4,256	$$5,035	$$7,025
Watch	2,320	-	2,476	47	3,112
Total troubled debt restructurings	$$11,569	$$4,018	$$6,732	$$5,082	$$10,137

Troubled debt restructurings totaled $11.6 million at December 31, 2020, compared to $4.0 million at December 31, 2019. At December 31, 2020, all of the troubled debt restructurings were performing in accordance with their restructured terms. All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the consolidated financial statements. Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

We do not participate in government-sponsored troubled debt restructuring programs.  Under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, loans less than 30 days past due as of December 31, 2019 and COVID-19 modifications are considered current. A financial institution suspended the requirements under accounting principles generally accepted in the United States (US GAAP) for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”).  This includes a suspension of the requirement to determine impairment of these modifications for accounting purposes.  In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our lending clients that are adversely affected by the pandemic.  As of December 31, 2020, the Company had modified a total of $1.2 million consisting of principal or principal and interest.  The $1.2 million in deferrals are not considered troubled debt restructurings.

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

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	At December 31,
	2020		2019
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)

One- to four-family	$$2,733	$$532	$$2,740	$$685
Multi-family	-	-	-	308
Commercial real estate	7,207	-	278	7
Commercial	1,097	-	-	-
	$$11,037	$$532	$$3,018	$$1,000

The following table sets forth activity in our troubled debt restructurings for the years indicated.

	At or for the Year Ended December 31,
	2020		2019
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)
Balance at beginning of year	$$3,018	$$1,000	$$5,499	$$1,233
Additions	8,032	-	-	-
Change in accrual status	-	-	-	-
Charge-offs	-	-	-	-
Returned to contractual/market terms	-	(318)	-	-
Transferred to real estate owned	-	-	-	-
Principal paydowns	(13)	(150)	(2,481)	(233)
Balance at end of period	$$11,037	$$532	$$3,018	$$1,000

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

Loan Delinquency.  The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2020	2019
	(Dollars in Thousands)

Loans past due less than 90 days	$$3,938	$$1,833
Loans past due 90 days or more	3,958	4,632
Total loans past due	$$7,896	$$6,465

Total loans past due to total loans receivable	0.57%	0.47%

Past due loans increased by $1.4 million, or 22.1%, to $7.9 million at December 31, 2020 from $6.5 million at December 31, 2019.  Loans past due less than 90 days increased by $2.1 million during the year ended December 31, 2020.  The increase was primarily due to a $2.1 million increase in one- to four-family loans during the year ended December 31, 2020. Loans past due 90 days or more decreased $674,000. The decrease in loans past due 90 days or more was primarily due to a decrease in the one-to four-family loans of $439,000 during the year ended December 31, 2020.

Potential Problem Loans.  We define potential problem loans as substandard loans which are still accruing interest.  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2020 and 2019 were $9.6 million and $4.0 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under generally accepted accounting principles.

Real Estate Owned.  Total real estate owned decreased by $426,000 to $322,000 at December 31, 2020, compared to $748,000 at December 31, 2019.  During the year ended December 31, 2020, $637,000 was transferred from loans to real estate owned upon completion of foreclosure. During the same period, sales of real estate owned totaled $1.1 million. There were no write-downs during the year ended December 31, 2020.

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

We owned two properties at December 31, 2020, compared to five properties as of December 31, 2019 and 12 properties at December 31, 2018.  Habitable real estate owned is managed with the intent of attracting a lessee to generate revenue. Foreclosed properties are transferred to real estate owned at estimated net realizable value, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Year
	Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)

Balance at beginning of year	$$12,387	$$13,249	$$14,077	$$16,029	$$16,185
Provision (credit) for loan losses	6,340	(900)	(1,060)	(1,166)	380
Charge-offs:
Mortgage loans
One- to four-family	82	125	69	1,364	1,003
Multi-family	5	3	14	92	489
Home equity	13	44	1	-	112
Construction and land	8	-	-	14	3
Commercial real estate	-	2	-	7	-
Consumer	10	5	-	-	-
Commercial	-	-	-	-	-
Total charge-offs	118	179	84	1,477	1,607
Recoveries:
Mortgage loans
One- to four-family	148	135	159	293	811
Multi-family	21	30	89	208	152
Home equity	27	27	26	26	36
Construction and land	2	-	40	162	72
Commercial real estate	16	25	2	1	-
Consumer	-	-	-	1	-
Commercial	-	-	-	-	-
Total recoveries	214	217	316	691	1,071

Net (recoveries) charge-offs	(96)	(38)	(232)	786	536
Allowance at end of year	$$18,823	$$12,387	$$13,249	$$14,077	$$16,029

Ratios:
Allowance for loan losses to non-performing loans at end of year	338.54%	176.33%	202.12%	231.99%	162.62%
Allowance for loan losses to loans outstanding at end of year	1.37%	0.89%	0.96%	1.09%	1.36%
Net (recoveries) charge-offs to average loans:
Mortgage
One- to four-family	0.00%	0.00%	0.00%	0.06%	0.01%
Multi family	0.00%	0.00%	0.00%	(0.01)%	0.02%
Home equity	(0.02)%	0.02%	(0.03)%	(0.03)%	0.08%
Construction and land	0.00%	0.00%	(0.06)%	(0.19)%	(0.09)%
Commercial real estate	0.00%	0.00%	0.00%	0.00%	0.00%
Consumer	0.32%	0.20%	0.00%	(0.09)%	0.00%
Commercial	0.00%	0.00%	0.00%	0.00%	0.00%
Net (recoveries) charge-offs to average loans outstanding	(0.01%)	0.00%	(0.02%)	0.06%	0.05%

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

	At December 31,
	2020			2019			2018
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real Estate:
Residential
One- to four-family	$$5,459	31.04%	29.00%	$$4,907	34.60%	39.62%	$$5,742	35.53%	43.33%
Multi-family	5,600	41.59%	29.75%	4,138	42.14%	33.41%	4,153	43.29%	31.35%
Home equity	194	1.08%	1.03%	201	1.30%	1.62%	325	1.45%	2.45%
Construction and land	1,755	5.61%	9.32%	610	2.67%	4.92%	400	0.97%	3.02%
Commercial real estate	5,138	17.33%	27.30%	2,145	17.05%	17.32%	2,126	16.35%	16.05%
Commercial	642	3.30%	3.41%	372	2.18%	3.00%	483	2.38%	3.65%
Consumer	35	0.05%	0.19%	14	0.06%	0.11%	20	0.03%	0.15%
Total allowance for loan losses	$$18,823	100.00%	100.00%	$$12,387	100.00%	100.00%	$$13,249	100.00%	100.00%

	At December 31,
	2017			2016
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential
One- to four-family	$$5,794	34.03%	41.16%	$$7,164	33.35%	44.70%
Multi-family	4,431	44.77%	31.48%	4,809	47.42%	30.00%
Home equity	356	1.64%	2.53%	364	1.85%	2.27%
Construction and land	949	1.54%	6.74%	1,016	1.54%	6.34%
Commercial real estate	1,881	15.16%	13.36%	1,951	13.53%	12.17%
Commercial	656	2.84%	4.66%	713	2.28%	4.45%
Consumer	10	0.02%	0.07%	12	0.03%	0.07%
Total allowance for loan losses	$$14,077	100.00%	100.00%	$$16,029	100.00%	100.00%

All impaired loans meeting the criteria established by management are evaluated individually, based primarily on the value of the collateral securing each loan and the ability of the borrowers to repay according to the terms of the loans, or based upon an analysis of the present value of the expected future cash flows under the original contract terms as compared to the modified terms in the case of certain troubled debt restructurings.  Specific loss allowances are established as required by this analysis.  At least once each quarter, management evaluates the appropriateness of the balance of the allowance for loan losses based on several factors, some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio.  This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral and economic conditions in our immediate market area.  All loans for which a specific loss review is not required are segregated by loan type and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant including trends in non-performing loan balances, impaired loan balances, classified asset balances and the current economic environment.  The allowance is allocated to each category of loans based on the results of the above analysis.

Our underwriting policies and procedures emphasize that credit decisions must rely on both the credit quality of the borrower and the estimated value of the underlying collateral.  Credit quality is assured only when the estimated value of the collateral is objectively determined and is not subject to significant fluctuation.

The allowance for loan losses has been determined in accordance with generally accepted accounting principles (GAAP). We are responsible for the timely and periodic determination of the amount of the allowance required. Any future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management's knowledge, all probable losses have been provided for in the allowance for loan losses.

The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the appropriateness of the allowance, which ultimately may or may not be correct. Higher than anticipated rates of loan default would likely result in a need to increase provisions in future years.

At December 31, 2020, the allowance for loan losses was $18.8 million, compared to $12.4 million at December 31, 2019.  As of December 31, 2020, the allowance for loan losses to total loans receivable was 1.37% and  338.54% of non-performing loans, compared to 0.89%, and 176.33%, respectively at December 31, 2019.  The increase in the allowance for loan losses during the year ended December 31, 2020 reflects worse economic conditions due to the COVID-19 pandemic along with an increase of loan downgrades to our Watch category. Additional qualitative risk factors were applied to each of the loan categories primarily to account for the significant increase in the unemployment rate, other economic risks, and those downgrades.

Net recoveries totaled $96,000, or 0.01% of average loans for the year ended December 31, 2020, compared to net recoveries $38,000, or less than 0.01% of average loans for the year ended December 31, 2019.  The $58,000 increase in net recoveries was primarily the result of an increase in net recoveries in the one- to four-family and home equity loan categories. Net recoveries related to loans secured by one- to four-family residential loans increased $56,000, to $66,000 in net recoveries for year ended December 31, 2020, as compared to net recoveries of $10,000 for the year ended December 31, 2019.  Net recoveries related to loans secured by home equity loans increased $31,000, to net recoveries of $14,000 for year ended December 31, 2020, as compared to net charge-offs of $17,000 for the year ended December 31, 2019. Partially offsetting the increases in net recoveries, net recoveries related to loans secured by multi-family loans decreased $11,000 to net recoveries of $16,000 for year ended December 31, 2020, as compared to net recoveries of $27,000 for the year ended December 31, 2019.   Net charge-offs related to loans secured by construction and land loans increased $6,000 to $6,000 in charge-offs for year ended December 31, 2020, as compared to no charge-offs for the year ended December 31, 2019.  Net recoveries related to loans secured by commercial real estate loans decreased $7,000, to net recoveries of $16,000 for year ended December 31, 2020, as compared to net recoveries of $23,000 for the year ended December 31, 2019.  Net charge-offs related to consumer loans increased $5,000 to $10,000 in charge-offs for year ended December 31, 2020, as compared to $5,000 in charge-offs for the year ended December 31, 2019.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate single-family residential mortgage loans for sale in the secondary market through Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originated $4.43 billion in mortgage loans held for sale during the year ended December 31, 2020, which was a volume increase of $1.51 billion, or 51.6%, from the $2.92 billion originated during the year ended December 31, 2019.   The increase in loan production volume was driven by a $1.18 billion, or 216.2%, increase in refinance products as mortgage rates decreased. Mortgage purchase products increased $330.2 million, or 13.9%, due to an increased housing demand. Total mortgage banking income increased $109.7 million, or 86.5%, to $236.7 million during the year ended December 31, 2020 compared to $126.9 million during the year ended December 31, 2019. The increase in mortgage banking noninterest income was related to a 51.6% increase in volume and an 20.2% increase in gross margin on loans originated and sold for the year ended December 31, 2020 compared to December 31, 2019.  Gross margin on those loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing retained basis. Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our gross margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 61.1% of total originations during the year ended December 31, 2020, compared to 81.4% of total originations during the year ended December 31, 2019.  The mix of loan type trended towards more conventional loans and less governmental loans comprising 75.8% and 24.2% of all loan originations, respectively, during the year ended December 31, 2020, compared to 69.5% and 30.5% of all loan originations, respectively, during the year ended December 31, 2019.

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

 Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the years ended December 31, 2020, 2019, and 2018, no investment securities were sold.

Available for Sale Portfolio

Mortgage-backed Securities and Collateralized Mortgage Obligations.  We purchase mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  We invest in mortgage-backed securities, collateralized mortgage obligations, and private-label mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk.  We regularly monitor the credit quality of this portfolio.

Mortgage-backed securities, collateralized mortgage obligations, and private-label mortgage-backed securities are created by the pooling of mortgages and the issuance of a security.  These securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage related securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as WaterStone Bank, and in the case of government agency sponsored issues, guarantee the payment of principal and interest to investors.  Mortgage-backed securities, collateralized mortgage obligations, and private-label mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees, if any, and credit enhancements.  These fixed-rate securities are usually more liquid than individual mortgage loans.

At December 31, 2020, mortgage-backed securities totaled $25.1 million. The mortgage-backed securities portfolio had a weighted average yield of 2.50% and a weighted average remaining life of 4.8 years at December 31, 2020. The estimated fair value of our mortgage-backed securities portfolio at December 31, 2020 was $1.1 million greater than the amortized cost of $24.0 million. Mortgage-backed securities valued at $7.2 million were pledged as collateral for mortgage banking activities as of December 31, 2020. Mortgage-backed securities valued at $785,000 were pledged as collateral for mortgage banking activities as of December 31, 2020. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest. The relatively short weighted average remaining life of our mortgage-backed security portfolio mitigates our potential risk of loss in a rising interest rate environment.

At December 31, 2020, collateralized mortgage obligations totaled $63.3 million. At December 31, 2020, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.  The collateralized mortgage obligations portfolio had a weighted average yield of 2.22% and a weighted average remaining life of 2.4 years at December 31, 2020. The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2020 was $1.7 million greater than the amortized cost of $61.6 million. Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest. The relatively short weighted average remaining life of our collateralized mortgage obligation portfolio mitigates our potential risk of loss in a rising interest rate environment.

Private-Label Mortgage-backed Securities.  At December 31, 2020, private-label mortgage-backed securities totaled $3.7 million. These securities had a weighted average yield of 3.04% and a weighted average remaining life of 1.4 years at December 31, 2020. The estimated fair value of our private-label mortgage-backed securities portfolio at December 31, 2020 was $54,000 greater than the amortized cost of $3.6 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest. The relatively short weighted average remaining life of our mortgage-backed security portfolio mitigates our potential risk of loss in a rising interest rate environment.

Government Sponsored Enterprise Bonds.  At December 31, 2020, our Government sponsored enterprise bond portfolio totaled $2.5 million, all of which were issued by Federal National Mortgage Association ("Fannie Mae") and were classified as available for sale.  The weighted average yield on these securities was 0.60% and the weighted average remaining average life was 4.7 years at December 31, 2020.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored enterprise bond portfolio at December 31, 2020 was $3,000 more than the amortized cost of $2.5 million.

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our investment policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  We regularly monitor the credit quality of this portfolio.  At December 31, 2020, our municipal obligations portfolio totaled $53.6 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 3.17% at December 31, 2020, with a weighted average remaining life of 4.3 years.  The estimated fair value of our municipal obligations bond portfolio at December 31, 2020 was $2.1 million greater than the amortized cost of $51.5 million.

As of December 31, 2020, the Company identified one municipal security that was deemed to be other-than-temporarily impaired.  The security was issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company’s analysis of the security in this municipality resulted in $77,000 in credit losses that were charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of December 31, 2020, the remaining impaired bond had an amortized cost of $116,000 and a total life-to-date impairment of $94,000.

Other Debt Securities.  As of December 31, 2020, we held other debt securities with a fair value of $11.5 million and amortized cost of $12.5 million.  Other debt securities consists of two corporate bonds. The weighted average yield on this portfolio was 1.29% at December 31, 2020, with a weighted average remaining life of 9.3 years.  We regularly monitor the credit quality of this portfolio. The unrealized losses for the other debt securities is due to the current slope of the yield curve. One security earns a floating rate that is indexed to the 10 year Treasury interest rate which has decreased over the past few years.

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2020 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Securities available for sale:
Mortgage-backed securities	$$3,464	2.23%	$$14,507	2.49%	$$342	3.76%	$$5,692	2.61%	$$24,005	2.50%
Collateralized mortgage obligations
Government sponsored enterprise issued	4,000	2.66%	57,604	2.18%	-	-	-	-	61,604	2.22%
Private-label issued	-	-	3,611	3.04%	-	-	-	-	3,611	3.04%
Government sponsored enterprise bonds	-	-	2,500	0.60%	-	-	-	-	2,500	0.60%
Municipal obligations	6,934	2.18%	33,809	2.50%	5,646	3.26%	5,123	1.89%	51,512	3.17%
Other debt securities	-	-	-	-	12,500	1.29%	-	-	12,500	1.29%
Total securities available for sale	$$14,398	2.33%	$$112,031	2.31%	$$18,488	1.94%	$$10,815	2.27%	$$155,732	2.50%

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

Deposits.  A majority of our depositors are persons or businesses who work, reside, or are located in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. As of December 31, 2020, certificates of deposit comprised 59.2% of total customer deposits, and had a weighted average cost of 0.86% on that date. Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Development of our branch network and expansion of our commercial products and services and aggressively seeking lower cost savings, checking and money market accounts are expected to result in decreased reliance on higher-cost certificates of deposit.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2020 and December 31, 2019, $701.3 million and $739.8 million of our deposit accounts were certificates of deposit, of which $576.9 million and $665.7 million, respectively, had remaining maturities of one year or less.

Deposits increased by $117.1 million, or 11.0%, from December 31, 2019 to December 31, 2020. The increase in deposits was the result of a $155.5 million, or 47.4%, increase in total transaction accounts offset by a $38.4 million, or 5.2% decrease in time deposits.  The Company had no deposits obtained directly from brokers as of December 31, 2020 and December 31, 2019.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At or For the Year Ended December 31,
	2020			2019			2018
		Average	Ending Weighted		Average	Ending Weighted		Average	Ending Weighted
	Average	Cost of	Average	Average	Cost of	Average	Average	Cost of	Average
	Balance	Funds	Yield	Balance	Funds	Yield	Balance	Funds	Yield
	(Dollars in Thousands)
Deposit type:
Demand deposits	$$116,771	-	-	$$90,497	-	0.00%	$$96,648	0.00%	0.00%
NOW accounts	47,410	0.08%	0.07%	36,926	0.09%	0.07%	37,388	0.09%	0.07%
Savings and escrow	75,643	0.04%	0.03%	72,872	0.05%	0.04%	77,454	0.04%	0.04%
Money market	189,079	0.64%	0.59%	125,155	0.97%	1.05%	95,306	0.60%	0.38%
Total transaction accounts	428,903	0.30%	0.29%	325,450	0.39%	0.47%	306,796	0.21%	0.15%

Certificates of deposit	733,033	1.71%	0.86%	737,397	2.17%	2.18%	709,102	1.55%	2.01%
Total deposits	$$1,161,936	1.19%	0.63%	$$1,062,847	1.62%	1.65%	$$1,015,898	1.15%	1.46%

At December 31, 2020, the aggregate balance of uninsured deposits of $250,000 or more was $256.0 million. The Company does not have uninsured deposits less than $250,000 in aggregate balance. The following table sets forth the maturity of uninsured certificates of deposits at December 31, 2020.

	At December 31,
	2020	2019
	(In Thousands)
Due in:
Three months or less	$$22,036		$$18,868
Over three months through six months	28,802		16,850
Over six months through 12 months	32,571		46,158
Over 12 months	19,207		9,844
Total	$$102,616	$	$ 91,720

Borrowings.  Our borrowings at December 31, 2020 consisted of $499.0 million in advances from the Federal Home Loan Bank of Chicago and $9.1 million outstanding balance in short-term repurchase agreements used to fund loans held for sale. The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2020	2019	2018
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of year	$$508,074	$$483,562	$$435,046
Weighted average interest rate at the end of year	1.95%	2.11%	2.01%
Average balance outstanding during the year	$$545,741	$$484,801	$$427,301
Weighted average interest rate during the year	1.95%	2.12%	1.85%

Human Capital

As of December 31, 2020, we had approximately 812 full-time equivalent employees.  A total of 184 are WaterStone Bank employees and 628 are employees of Waterstone Mortgage Corporation. We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals. Further, our commitment to a culture of inclusion is integral to our goal of attracting and retaining the best talent and ultimately driving our business performance. Our Diversity and Inclusion strategy includes regular training and development for all employees and partnerships with non-profit organizations that share in our inclusion mission. Our employees participate in a wide array of volunteer activities and we support their charitable giving by matching employee contributions to qualified nonprofit organizations.

We offer comprehensive compensation and benefits packages to our employees including a 401k Plan, Employee Stock Ownership Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and certain family assistance programs, including paid family leave, flexible work arrangements, amongst others. We also offer stock-based compensation to certain management personnel as a way to attract and retain key talent. See Note 10 - Stock Based Compensation, Note 11 - Employee Benefit Plans, and Note 12 - Employee Stock Ownership Plan to the Consolidated Financial Statements included under Item 8 for further discussion of our stock-based compensation and benefit plans.

We are committed and focused on the health and safety of our team members, customers, and communities. In response to the COVID-19 pandemic in March 2020, we pivoted to a remote working environment for those employees that could perform their job remotely as part of our commitment to the safety of our employees and the communities we serve. The COVID-19 pandemic presented challenges to maintain team member and client safety while continuing to be open for business. Accordingly, we launched a proactive response to the escalating COVID-19 outbreak that included the creation of an internal coronavirus resource page to manage our pandemic response, including providing access to recent safety standards from the Centers for Disease Control and Prevention, the World Health Organization, and other agencies; as well as our workplace guidelines for non-customer and customer environments. In addition, current information is shared through regular emails and other digital communications with our team members. Additional actions included adjusting our lobby usage and encouraging team members to work remotely where possible during the pandemic.  Our banking centers are still open for business and we continue to lend to qualified businesses for working capital and general business purposes.

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

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as WaterStone Bank or its holding company, from obtaining necessary regulatory approvals to pay dividends, repurchase shares of common stock, acquire other financial institutions or establish new branches.

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

Federal Law and Regulation.  Federal law permits the federal banking agencies to, under certain circumstances, approve acquisition transactions between banks located in different states, regardless of whether an acquisition would be prohibited under state law. Federal law also authorizes de novo branching into another state at locations at which banks chartered by the host state could establish a branch.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions.  At December 31, 2020, WaterStone Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

In addition, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2020, WaterStone Bank maintained 89.3% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

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

Loans to, and other transactions with, affiliates of WaterStone Bank, such as Waterstone Financial, are restricted by the Federal Reserve Act and regulations issued by the Federal Reserve Board thereunder. See “Transactions with Affiliates and Insiders” below.

Lending Standards

Wisconsin Law and Regulation.  Under Wisconsin law, WaterStone Bank is permitted to establish deposit accounts and accept deposits. WaterStone Bank’s board of directors, or its designee, determine the rate and amount of interest to be paid on or credited to deposit accounts.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020.  The Federal Deposit Insurance Corporation indicated that the 1.35% ratio was exceeded in November 2018.  Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%.  Those credits were exhausted as of September 30, 2020.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

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

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to total assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At December 31, 2020, WaterStone Bank’s capital to assets ratio, as calculated under Wisconsin law, was 17.13%.

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

Legislation enacted in May 2018 required the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion.  Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements.  A qualifying institution may opt in and out of the community bank leverage ratio on its quarterly call report.

The federal regulators issued a final rule that set the optional community bank leverage ratio at 9%, commencing the first quarter of 2020.  The rule also established a two-quarter grace period for a qualifying institution that ceases to meet any qualifying criteria provided that the bank maintains a leverage ratio 8% or greater.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%.  The federal regulators issued a rule implementing the lower ratio effective April 23, 2020.  The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater.  Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter.

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

At December 31, 2020, WaterStone Bank was considered well-capitalized with a common equity Tier 1 ratio of 21.44%, Tier 1 leverage ratio of 16.62%, a Tier 1 risk-based ratio of 21.44% and a total risk based capital ratio of 22.52%.

The previously referenced final rule that establishes an elective community bank leverage ratio provides that a qualifying institution whose tier 1 capital equals or exceeds the specified community bank leverage ratio and opts into that framework will be considered well capitalized for prompt corrective action purposes.

Banking regulators addressed the regulatory capital treatment of credit loss allowance under Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (CECL) methodology by allowing banking organizations an option to phase in the day-one regulatory capital effects. See Note 1 for the section "Impact of Recent Accounting Pronouncements" for additional information regarding the adoption of this standard.

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

Liquidity and Reserves
Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At December 31, 2020, WaterStone Bank’s Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement.  In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the United States Government, United States Government agencies, or the state of Wisconsin or a subdivision thereof, and cash.  At December 31, 2020, WaterStone Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution.  However, effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero, thereby effectively eliminating the requirements.  The Federal Reserve Board took that action due to a change in its approach to monetary policy; it has indicated that it has no plans to re-impose reserve requirements but could in the future if conditions warrant.

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

An exception to the requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank. Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences. Effective April 1, 2006, this program was discontinued for new loan originations. Under the terms of the discontinued program, the employee interest rate is based on the Bank’s cost of funds on December 31st of the immediately preceding year and is adjusted annually. At December 31, 2020, the rate of interest on an employee rate mortgage loan was 1.73%, compared to the weighted average rate of 4.27% on all single family mortgage loans. This rate will increase to 1.02% effective March 1, 2021. Employee rate mortgage loans totaled $751,000, or 0.2%, of our single family residential mortgage loan portfolio on December 31, 2020.

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

WaterStone Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $26.7 million at December 31, 2020.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At December 31, 2020, WaterStone Bank had $499.0 million in advances from the Federal Home Loan Bank of Chicago.

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

Holding Company Regulation

Waterstone Financial is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Waterstone Financial and its non-savings institution subsidiaries. Among other things, that authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to WaterStone Bank. In addition, any company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank is subject to regulation as a savings bank holding company by the WDFI. Waterstone Financial is subject to regulation as a savings bank holding company under Wisconsin law. However, the WDFI has not issued specific regulations governing stock savings bank holding companies.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a proposed dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff, to provide opportunity for supervisory review and possible objection, prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Waterstone Financial to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

In addition, the Savings and Loan Holding Company Act provides that no company may acquire control of a savings and loan holding company (as “control” is defined for purposes of that statute) without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.  Effective September 30, 2020, the Federal Reserve Board adopted changes to its regulatory definition of “control” under the Savings and Loan Holding Company Act.   Relevant factors include a company’s voting and nonvoting equity interests in the savings and loan holding company, director, officer and employee overlaps and the scope of business relationships between the company and the savings and loan holding company or its subsidiary institution.

Federal and State Taxation

Federal Taxation

General.  Waterstone Financial and subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Waterstone Financial and subsidiaries constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Waterstone Financial or WaterStone Bank.  The Company is no longer subject to federal tax examinations for years before 2017.

Method of Accounting.  For federal income tax purposes, Waterstone Financial currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2020, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Waterstone Financial is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2020, our total federal pre-base year bad debt reserve was approximately $16.7 million.

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

The Company is no longer subject to state income tax examinations by certain state tax authorities for years before 2016.

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

Risks Related to the COVID-19 Pandemic

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

•
Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to  small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers to which we would have otherwise extended credit.

•
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

•
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

•
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

Risks Related to Regulatory Matters

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

Risks Related to Interest Rates

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

See “Management’s Discussion and Analysis of Financial Condition" and "Quantitative and Qualitative Disclosures About Market Risk—Management of Market Risk.”

Risks Related to Lending Matters

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

We are subject to regulatory enforcement risk, reputation risk and litigation risk regarding our participation in the PPP, and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included the PPP as a loan program administered through the SBA.  Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP.  Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications, and several banks have been subject to litigation regarding the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP. If any such litigation is not resolved in in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and U.S. Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition, and thereby adversely affect your investment.

We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

If our allowance for loan losses is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions.  In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  If the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income.  Our emphasis on loan growth and on increasing our portfolio of commercial real estate loans, as well as any future credit deterioration, could require us to increase our allowance further in the future.  In addition, any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan losses in the future.

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

Risks Related to Operational Matters

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

Risks Related to Competitive Matters

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

Risks Related to Mortgage Banking Operations

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

Risks Related to Economic Matters

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

Risks Related to Accounting Matters

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

Other Risks Related to Our Business

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

 Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent tax or other liabilities of the target company;

•	exposure to potential asset quality problems of the target company;

•	potential volatility in reported income associated with goodwill impairment losses;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

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

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

We operate from our corporate center, our 14 full-service banking offices, our drive-through office and 14 automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin. The net book value of our premises, land, equipment and leasehold improvements was $23.7 million at December 31, 2020. The following table sets forth information with respect to our corporate center and our full-service banking offices as of December 31, 2020.

Corporate Center 11200 West Plank Court Wauwatosa, Wisconsin 53226	Wauwatosa 7500 West State Street Wauwatosa, Wisconsin 53213	Brookfield (1) 17495 W Capitol Dr. Brookfield, Wisconsin 53045

Franklin/Hales Corners 6555 South 108th Street Franklin, Wisconsin 53132	Germantown/Menomonee Falls W188N9820 Appleton Avenue Germantown, Wisconsin 53022	Oak Creek 6560 South 27th Street Oak Creek, Wisconsin 53154

Oconomowoc/Lake Country (1) 1233 Corporate Center Drive Oconomowoc, Wisconsin 53066	Pewaukee 1230 George Towne Drive Pewaukee, Wisconsin 53072	Waukesha/Brookfield 21505 East Moreland Blvd. Waukesha, Wisconsin 53186

West Allis/Greenfield Avenue 10101 West Greenfield Avenue West Allis, Wisconsin 53214	Fox Point/North Shore 8607 North Port Washington Road Fox Point, Wisconsin 53217	Greenfield/Loomis Road 5000 West Loomis Road Greenfield, Wisconsin 53220

West Allis/National Avenue 10296 West National Avenue West Allis, Wisconsin 53227	Oak Creek/Howell Avenue 8780 South Howell Avenue Oak Creek, Wisconsin 53154	Milwaukee/Oklahoma Avenue 6801 West Oklahoma Avenue Milwaukee, WI 53219

(1)	Leased property

In addition to our banking offices, as of December 31, 2020, Waterstone Mortgage Corporation had nine offices in Wisconsin, eight offices in each of Florida and New Mexico, four offices in Minnesota, three offices in each of Illinois and Texas, two offices in each of Arizona, Colorado, Idaho, Maryland, Ohio, Oklahoma, Oregon, and Virginia, and one office in each of Arkansas, California, Georgia, Iowa, Michigan, New Hampshire, Pennsylvania, and Tennessee.

Item 3.   Legal Proceedings

See Note 14 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to consolidated financial statements for additional information.

Item 4.   Mine Safety Disclosures

Not applicable.

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Our shares of common stock are traded on the NASDAQ Global Select Market® under the symbol WSBF.  The approximate number of shareholders of record of Waterstone common stock as of February 26, 2021 was 1,400.  On that same date there were 25,117,634 shares of common stock issued and outstanding.

Following are the Company's monthly common stock repurchases during the fourth quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
October 1, 2020 - October 31, 2020	46,800	$16.28	46,800	1,153,238
November 1, 2020 - November 30, 2020	119,700	17.54	119,700	1,033,538
December 1, 2020 - December 31, 2020	36,775	17.97	36,775	996,763

Total	203,275	$17.32	203,275	996,763

(a) On July 21, 2020, the Board of Directors announced the completion of the then-existing stock repurchase plan and authorized the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the SNL Thrift NASDAQ Index and the Russell 2000. The graph assumes $100 was invested on December 31, 2015, in Waterstone Financial, Inc. common stock and each of those indices.

Waterstone Financial, Inc.

Total Return Performance
Waterstone Financial, Inc.
SNL Thrift NASDAQ index
Russell 2000 Index
Index Value
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Waterstone Financial, Inc.	100.00	132.75	129.54	134.73	162.24	173.58
SNL Thrift NASDAQ index	100.00	127.14	125.92	109.90	133.21	118.96
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36

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

	At or for the Year Ended December 31,
	2020	2019	2018	2017	2016
	(In Thousands, except per share amounts)

Selected Financial Condition Data:
Total assets	$$2,184,587	$$1,996,347	$$1,915,381	$$1,806,401	$$1,790,619
Cash and cash equivalents	94,767	74,300	86,101	48,607	47,217
Securities available for sale	159,619	178,476	185,720	199,707	226,795
Loans held for sale	402,003	220,123	141,616	149,896	225,248
Loans receivable	1,375,137	1,388,031	1,379,148	1,291,814	1,177,884
Allowance for loan losses	18,823	12,387	13,249	14,077	16,029
Loans receivable, net	1,356,314	1,375,644	1,365,899	1,277,737	1,161,855
Real estate owned, net	322	748	2,152	4,558	6,118
Deposits	1,184,870	1,067,776	1,038,495	967,380	949,411
Borrowings	508,074	483,562	435,046	386,285	387,155
Total shareholders' equity	413,118	393,686	399,679	412,104	410,690

Selected Operating Data:
Interest income	$$78,484	$$79,741	$$73,700	$$67,095	$$63,736
Interest expense	24,984	27,544	19,523	16,362	20,292
Net interest income	53,500	52,197	54,177	50,733	43,444
Provision for loan losses	6,340	(900)	(1,060)	(1,166)	380
Net interest income after provision for loan losses	47,160	53,097	55,237	51,899	43,064
Noninterest income	244,017	130,750	118,199	124,413	126,365
Noninterest expense	183,061	136,273	133,156	131,879	127,435
Income before income taxes	108,116	47,574	40,280	44,433	41,994
Provision for income taxes	26,971	11,671	9,526	18,469	16,462

Net income	$$81,145	$$35,903	$$30,754	$$25,964	$$25,532

Per common share:
Income per share - basic	$$3.32	$$1.38	$$1.12	$$0.95	$$0.94
Income per share - diluted	$$3.30	$$1.37	$$1.11	$$0.93	$$0.93
Book value	$$16.47	$$14.50	$$14.04	$$13.97	$$13.95
Dividends declared	$$1.36	$$0.98	$$0.98	$$0.98	$$0.33

	At or for the Year Ended December 31,
	2020	2019	2018	2017	2016
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	3.77%	1.82%	1.64%	1.43%	1.45%
Return on average equity	20.18	9.14	7.60	6.32	6.33
Interest rate spread (1)	2.34	2.44	2.75	2.69	2.27
Net interest margin (2)	2.67	2.83	3.09	3.00	2.64
Noninterest expense to average assets	8.50	6.91	7.12	7.29	7.24
Efficiency ratio (3)	61.53	74.49	77.25	75.30	75.05
Average interest-earning assets to average interest-bearing liabilities	126.07	126.40	130.14	131.86	130.56
Dividend payout ratio (4)	38.55	71.01	87.50	103.16	27.66

Capital Ratios:
Waterstone Financial, Inc.:
Equity to total assets at end of period	18.91%	19.72%	20.87%	22.81%	22.94%
Average equity to average assets	18.68	19.91	21.63	22.70	22.90
Total capital to risk-weighted assets	24.80	26.17	28.22	30.75	32.23
Tier 1 capital to risk-weighted assets	23.71	25.37	27.32	29.74	31.02
Common equity tier 1 capital to risk-weighted assets	23.71	25.37	27.32	29.74	31.02
Tier 1 capital to average assets	18.38	19.69	21.06	22.43	23.20
WaterStone Bank:
Total capital to risk-weighted assets	22.52	22.85	26.95	28.93	29.50
Tier I capital to risk-weighted assets	21.44	22.05	26.05	27.92	28.29
Common equity tier 1 capital to risk-weighted assets	21.44	22.05	26.05	27.92	28.29
Tier I capital to average assets	16.61	17.11	20.08	21.10	21.17

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.37%	0.89%	0.96%	1.09%	1.36%
Allowance for loan losses as a percent of non-performing loans	338.54	176.33	202.12	231.99	162.62
Net (recoveries) charge-offs to average outstanding loans during the period	(0.01)	(0.00)	(0.02)	0.06	0.05
Non-performing loans as a percent of total loans	0.40	0.51	0.48	0.47	0.84
Non-performing assets as a percent of total assets	0.27	0.39	0.45	0.59	0.89

Other Data:
Number of full-service banking offices	14	13	11	11	11
Number of full-time equivalent employees	812	824	888	927	895

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Annual Report on Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the year ended December 31, 2020, compared to the year ended December 2019, and the financial condition as of December 31, 2020 compared to the financial condition as of December 31, 2019.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the year ended December 31, 2020, compared the year ended December 31, 2019, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

For a discussion of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2019 Form 10-K, filed with the SEC on March 13, 2020.

Significant Items

Earnings comparisons among the three years ended December 31, 2020, 2019, and 2018 were impacted by the Significant Items summarized below.

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

•
The CARES Act allows for a temporary delay in the adoption of accounting guidance under Accounting Standards Codification Topic 326, “Financial Instruments – Credit Losses (“CECL”) until the earlier of December 31, 2020 or after the end of the COVID-19 national emergency.  During the quarter ended March 31, 2020, pursuant to the recently-enacted CARES Act and guidance from the Securities and Exchange Commission (“SEC”) and Financial Accounting Standards Board (“FASB”), we elected to delay adoption of CECL. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law. Among other provisions, this Act extended the temporary delay on the adoption of CECL until January 1, 2022. The December 31, 2020 financial statements include an allowance for loan losses that was prepared under the existing incurred loss methodology.

•
Under the CARES Act, loans less than 30 days past due as of December 31, 2019 and COVID-19 impacted loans which involved principal deferrals or principal and interest deferrals are considered current. A financial institution suspended the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”).  In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our lending clients that are adversely affected by the pandemic.  As of December 31, 2020, the Company had modified three loans totaling $1.2 million consisting of principal deferrals or principal and interest deferrals.  In accordance with the CARES Act issued in April 2020 and the Consolidated Appropriations Act, 2021 signed in December 2020, these short-term deferrals are not considered troubled debt restructurings.

•
The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program call the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, we were automatically authorized to originate PPP loans.  The Company is actively participating in assisting our customers with applications for resources through the program.  PPP loans will have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP.  During the year ended December 31, 2020, the Company originated a total of $30.1 million in PPP loans for customers and recognized $480,000 in fees received from the SBA. As of December 31, 2020, we have PPP loans outstanding totaling $18.1 million.

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

Capital and liquidity

As of December 31, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

We maintain access to multiple sources of liquidity.  Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin.  If an extended recession causes large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

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

Positions taken in the Company’s tax returns are subject to challenge by the taxing authorities upon examination. The benefit of uncertain tax positions are initially recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of operations.

Fair Value Measurements.  The Company determines the fair value of its assets and liabilities in accordance with ASC 820. ASC 820 establishes a standard framework for measuring and disclosing fair value under generally accepted accounting principles. A number of valuation techniques are used to determine the fair value of assets and liabilities in the Company’s financial statements. The valuation techniques include quoted market prices for investment securities, appraisals of real estate from independent licensed appraisers and other valuation techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the valuation results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment are recognized in the consolidated statements of operations under the framework established by generally accepted accounting principles.

Recent Accounting Pronouncements.  Refer to Note 1 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

Comparison of Consolidated Waterstone Financial, Inc. Financial Condition at December 31, 2020 and at December 31, 2019

Total Assets.  Total assets increased by $188.2 million, or 9.4%, to $2.18 billion at December 31, 2020 from $2.00 billion at December 31, 2019.  The increase in total assets primarily reflects an increase in loans held for sale, cash and cash equivalents, and prepaid expenses and other assets due to an increase in the fair market value of the loan rate lock commitments partially offset by a decrease in securities available for sale and loans receivable. The total assets increase reflects liability increases in deposits, additional short-term debt, and other liabilities due to hedging liabilities.

Cash and Cash Equivalents.  Cash and cash equivalents increased $20.5 million to $94.8 million at December 31, 2020 from $74.3 million at December 31, 2019.  The increase in cash and cash equivalents primarily reflects the additional source of funds through an increase in deposits and short-term borrowings along with available for sale securities payments and loans held for investment payoffs. Offsetting the increases, cash and cash equivalents decreased primarily due to the use of cash to fund loans held for sale, pay dividends, and repurchase shares since December 31, 2019.

Securities Available for Sale. Securities available for sale decreased by $18.9 million to $159.6 million at December 31, 2020 from $178.5 million at December 31, 2019.  The decrease was due to paydowns in mortgage related securities and maturities of debt securities exceeding security purchases during the year.

Loans Held for Sale.  Loans held for sale increased $181.9 million, or 82.6%, to $402.0 million at December 31, 2020 from $220.1 million at December 31, 2019.  The increase was due primarily to the production increase of refinance products, which was driven by the reduction in mortgage rates compared to the end of last year.

Loans Receivable.  Loans receivable held for investment decreased $12.9 million, or 0.9%, to $1.38 billion at December 31, 2020 from $1.39 billion at December, 31, 2019. The decrease in total loans receivable was primarily attributable to decreases in the one- to four-family, multi-family, home equity, and consumer categories.  Offsetting those decreases, the construction and land, commercial real estate, and commercial loan categories increased. The growth in the commercial loan category was driven by $18.1 million of PPP loans originated and still outstanding during the year ended December 31, 2020.

Allowance for Loan Losses.  The allowance for loan losses increased $6.4 million to $18.8 million at December 31, 2020 from $12.4 million at December 31, 2019.  The increase resulted from a provision due to increased economic uncertainty increasing the required allowance related to the loans collectively reviewed. The overall increase was primarily related to each of the one- to four-family, multi-family, construction and land, commercial real estate, consumer, and commercial categories.  See Note 3 for further discussion on the allowance for loan losses.

Federal Home Loan Bank Stock. Total Federal Home Loan Bank stock increased $5.6 million to $26.7 million at December 31, 2020 from $21.1 million at December 31, 2019.  The increase reflects the ownership requirements in conjunction with the additional FHLB borrowings.

Cash Surrender Value of Life Insurance.  Total cash surrender value of life insurance decreased $6.1 million, to $63.6 million at December 31, 2020 from $69.7 million.  The decrease is primarily related to the death benefit received on two policies  during 2020 offset by continued earnings and annual premiums paid.

Real Estate Owned.  Total real estate owned decreased $426,000, to $322,000 at December 31, 2020, compared to $748,000 at December 31, 2019.  During the year ended December 31, 2020, $637,000 was transferred from loans to real estate owned upon completion of foreclosure. During the same period, sales of real estate owned totaled $1.1 million. There were no write-downs during the year ended December 31, 2020.

Prepaid Expenses and Other Assets.  Total prepaid expenses and other assets increased $26.3 million to $57.5 million at December 31, 2020 from $31.2 million at December 31, 2019. The increase was primarily due to increases in loan rate lock commitments, funding receivables from investors, and receivables from back-to-back interest rate swaps.

Deposits.  Deposits increased by $117.1 million to $1.18 billion at December 31, 2020, from $1.07 billion at December 31, 2019. The increase was driven by an increase of $97.4 million in money market and savings deposits and $58.2 million in demand deposits offset by a decrease of $38.4 million in time deposits.

Borrowings.  Total borrowings increased $24.5 million to $508.1 million at December 31, 2020, from $483.6 million at December 31, 2019.  The community banking segment added $29.0 million in short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment decreased a total of $4.5 million to $9.0 million at December 31, 2020 from $13.6 million at December 31, 2019.

Other Liabilities.  Other liabilities increased $27.9 million to $75.0 million at December 31, 2020 compared to $47.1 million at December 31, 2019. Other liabilities increased primarily due to liabilities resulting from payables due on back-to-back swaps, legal settlement, accrued compensation, dividends payable, and forward commitments to sell loans at the mortgage banking segment.

Shareholders’ Equity.  Shareholders’ equity increased by $19.4 million, or 4.9%, to $413.1 million at December 31, 2020 from $393.7 million at December 31, 2019. Shareholders' equity increased primarily due to net income, additional paid-in capital as stock options were exercised and equity awards vested, an increase in fair value of the security portfolio, and unearned ESOP shares vesting.  Partially offsetting the increases, there were decreases due to the declaration of regular and special dividends and the repurchase of stock.

Comparison of Community Banking Segment Operations for the Years Ended December 31, 2020 and 2019

Net income from our community banking segment for the year ended December 31, 2020 totaled $21.2 million compared to $24.6 million for the year ended December 31, 2019.  Net interest income increased $597,000 to $54.6 million for the year ended December 31, 2020 compared to $54.0 million for the year ended December 31, 2019. Net interest income increased primarily due to a decrease in interest expense as interest on time deposits decreased as replacement rates were lower.  Partially offsetting the decrease in interest expense, interest income decreased primarily due to decreases in loan interest, mortgage-related securities, and debt securities, federal funds sold and short-term investments interest.

The Company delayed adoption of ASC Topic 326 as permitted under the CARES Act. The Company calculated the allowance using the incurred loss model. Provision for loan losses was $6.1 million for the year ended December 31, 2020 compared to a negative provision of $1.1 million for the year ended December 31, 2019 as economic conditions significantly worsened during the year ended December 31, 2020.

Noninterest income increased $3.7 million for the year ended December 31, 2020 due primarily to increases in loan fees and a gain from death benefits on bank owned life insurance. The loan fees increased primarily due to loan prepayment fees and fees earned on loan swaps. Cash surrender value of life insurance decreased as the balance decreased due to death benefit proceeds received on two bank owned life insurance policies. Other income increased primarily due to gain on death benefits, wealth management fees, and rental income.

Compensation, payroll taxes, and other employee benefits expense increased $2.0 million to $20.2 million due primarily to an increase in salaries expense, health insurance expense, and variable compensation. Occupancy, office furniture and equipment decreased due primarily to computer supplies and snow plowing expense. Data processing and advertising expense increased primarily due to the rollout of a new digital banking platform and promotions for deposit customers during the year ended December 31, 2020. Communications expense, real estate owned, and other expenses increased while professional fees expense decreased.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2020 and 2019

Net income totaled $59.9 million for the year ended December 31, 2020 compared to $11.2 million for the year ended December 31, 2019. We originated $4.43 billion in mortgage loans held for sale (including sales to the community banking segment) during the year ended December 31, 2020, which represents an increase of $1.51 billion, or 51.6%, from the $2.92 billion originated during the year ended December 31, 2019. The increase in loan production volume was driven by a $1.18 billion, or 216.2%, increase in refinance products driven by a decrease in fixed mortgage rates. Mortgage purchase products increased $330.2 million, or 13.9% due to an increased housing demand. Total mortgage banking noninterest income increased $109.7 million, or 86.5%, to $236.7 million during the year ended December 31, 2020 compared to $126.9 million during the year ended December 31, 2019.  The increase in mortgage banking noninterest income was related to a 51.6% increase in volume and an 20.2% increase in gross margin on loans originated and sold for the year ended December 31, 2020 compared to December 31, 2019.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The increase in gross margin on loans originated and sold reflects industry demand due to the low rate environment resulting in higher volume.  We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan. Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity decreased to 61.1% from 81.4% of total originations for the year ended December 31, 2020 and 2019, respectively, as refinance demand accelerated from the low rate environment. The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 75.8% and 24.2%, respectively of all loan originations, respectively, during the year ended December 31, 2020, compared to 69.5% and 30.5% of all originations, respectively, during the year ended December 31, 2019.

During the year ended December 31, 2020, mortgage servicing rights related to $975.9 million in loans receivable with a book value of $6.4 million were sold at a gain of $600,000. There were no sales of mortgage servicing rights during the year ended December 31, 2019.

Total compensation, payroll taxes and other employee benefits increased $35.2 million, or 41.8%, to $119.4 million for the year ended December 31, 2020 compared to $84.2 million for the year ended December 31, 2019.  The increase in compensation expense was primarily a result of the increase in commission expense as fundings increased, along with an increase in bonus and incentives due to a record level of originations. In addition, branch manager pay increased as branches were more profitable due to increased volume and margin during the year. Occupancy, office furniture, and equipment expense decreased due to lower rent expense as underperforming branches closed offset by an increase in computer expenses to accommodate remote work. Advertising expense decreased as the low rate environment attracted customers. Loan processing expenses increased as loan costs increased due to loan application volume.  Professional fees increased primarily due to a $4.25 million legal settlement in 2020 (see further discussion in Note 14 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to consolidated financial statements for additional information) along with ongoing litigation costs.  Other noninterest expense increased primarily due to increased provision for loan sale losses driven by an increase in sales volumes and increased uncertainty regarding selling loans to third party investors from COVID-19 pandemic challenges and the amortization of mortgage servicing rights as the value of the servicing portfolio has increased in 2020 compared to 2019.

Waterstone Mortgage Corporation originates loans in various states. The states where we originate greater than 10% of total activity are Florida and New Mexico.

Comparison of Consolidated Waterstone Financial, Inc. Results of Operations for the Years Ended December 31, 2020 and 2019

	Years Ended December 31,
	2020	2019
	(Dollars in Thousands, except per share amounts)

Net income	$81,145	$35,903
Earnings per share - basic	3.32	1.38
Earnings per share - diluted	3.30	1.37
Return on average assets	3.77%	1.82%
Return on average equity	20.18%	9.14%

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

	Years Ended December 31,
	2020			2019			2018
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable and held for sale (1)	$$1,716,341	72,633	4.23%	$$1,546,249	72,235	4.67%	$$1,463,730	66,966	4.58%
Mortgage related securities (2)	101,345	2,488	2.45%	113,659	2,978	2.62%	110,136	2,648	2.40%
Debt securities, federal funds sold and short-term investments (2)(3)	187,910	3,644	1.94%	181,897	4,826	2.65%	178,594	4,399	2.46%
Total interest-earning assets	2,005,596	78,765	3.93%	1,841,805	80,039	4.35%	1,752,460	74,013	4.22%
Noninterest-earning assets	147,697			131,168			118,737
Total assets	$$2,153,293			$$1,972,973			$$1,871,197
Interest-bearing liabilities:
Demand accounts	$$47,410	38	0.08%	$$36,926	33	0.09%	$$37,388	33	0.09%
Money market, savings, and escrow accounts	264,722	1,768	0.67%	198,027	1,247	0.63%	172,760	599	0.35%
Time deposits	733,033	12,559	1.71%	737,397	15,998	2.17%	709,102	10,995	1.55%
Total interest-bearing deposits	1,045,165	14,365	1.37%	972,350	17,278	1.78%	919,250	11,627	1.26%
Borrowings	545,741	10,619	1.95%	484,801	10,266	2.12%	427,301	7,896	1.85%
Total interest-bearing liabilities	1,590,906	24,984	1.57%	1,457,151	27,544	1.89%	1,346,551	19,523	1.45%

Noninterest-bearing liabilities
Non-interest bearing deposits	116,771			90,497			96,648
Other non-interest bearing liabilities	43,460			32,594			23,168
Total non-interest bearing liabilities	160,231			123,091			119,816
Total liabilities	1,751,137			1,580,242			1,466,367
Equity	402,156			392,731			404,830
Total liabilities and equity	$$2,153,293			$$1,972,973			$$1,871,197
Net interest income / Net interest rate spread (4)		53,781	2.36%		52,495	2.46%		54,490	2.77%
Less: taxable equivalent adjustment		281	0.02%		298	0.02%		313	0.02%
Net interest income / Net interest rate spread, as reported		53,500	2.34%		52,197	2.44%		54,177	2.75%
Net interest-earning assets (5)	$$414,690			$$384,654			$$405,909
Net interest margin (6)			2.67%			2.83%			3.09%
Tax equivalent effect			0.01%			0.02%			0.02%
Net interest margin on a fully tax equivalent basis			2.68%			2.85%			3.11%
Average interest-earning assets to average interest-bearing liabilities	126.07%			126.40%			130.14%

(1)    Includes net deferred loan fee amortization income of $1.7 million, $672,000 and $622,000 for the years ended December 31, 2020, 2019, and 2018, respectively.
(2)    Includes available for sale securities.
(3)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the years ended December 31, 2020, 2019, and 2018.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.79%, 2.49%, and 2.29% for the years ended
      December 31, 2020, 2019, and 2018, respectively.
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

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments for either of the years ending December 31, 2020 or 2019.

	Years Ended December 31,			Years Ended December 31,
	2020 versus 2019			2019 versus 2018
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale(1) (2)	$$7,543	$($7,145)	$$398	$$4,045	$$1,224	$$5,269
Mortgage related securities(3)	(258)	(232)	(490)	83	247	330
Other interest-earning assets(3) (4)	154	(1,336)	(1,182)	79	348	427
Total interest-earning assets	7,439	(8,713)	(1,274)	4,207	1,819	6,026

Interest expense:
Demand accounts	9	(4)	5	-	-	-
Money market, savings, and escrow accounts	439	82	521	100	548	648
Time deposits	(94)	(3,345)	(3,439)	454	4,549	5,003
Total interest-bearing deposits	354	(3,267)	(2,913)	554	5,097	5,651
Borrowings	975	(622)	353	1,137	1,233	2,370

Total interest-bearing liabilities	1,329	(3,889)	(2,560)	1,691	6,330	8,021
Net change in net interest income	$$6,110	$($4,824)	$$1,286	$$2,516	$($4,511)	$($1,995)

(1)	Includes net deferred loan fee amortization income of $1.7 million, $672,000 and $622,000 for the years ended December 31, 2020, 2019, and 2018, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities.
(4)       Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the years ended December 31, 2020, 2019, and 2018.

Net Interest Income

Net interest income increased $1.3 million, or 2.5%, to $53.5 million during the year ended December 31, 2020 compared to $52.2 million during the year ended December 31, 2019.

•
Interest income on loans increased $398,000 due primarily to an increase of $170.1 million, or 11.0%, in average loans offset by a 44 basis point decrease in average yield on loans as LIBOR based loans repriced and U.S. Treasury rates decreased new loan offering rates. The increase in average loan balance was driven by a $33.0 million, or 2.4%, increase in the average balance of loans held in portfolio and by an increase of $137.1 million, or 81.9%, in the average balance of loans held for sale. PPP loan fees increased interest income $480,000 for the year ended December 31, 2020.

•
Interest income from mortgage-related securities decreased $490,000 primarily because the average balance of mortgage related securities decreased $12.3 million. Additionally, the average yield decreased 17 basis points.

•
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $1.2 million due to a 70 basis point decrease in the average yield. The decrease in average yield was primarily driven by the decrease in federal funds rate earned on cash balances over the past year and matured higher yielding securities reinvested at lower rates.  Offsetting the decrease in yield, the average balance increased $6.0 million to $187.9 million due to increased FHLB stock with additional FHLB borrowings and higher short-term investments. Offsetting those balance increases, the balance of municipal securities decreased as maturities occurred throughout the past 12 months and were not replaced at the same rate due to market conditions.

•
Interest expense on time deposits decreased $3.4 million, or 21.5%, primarily due to a 46 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $4.4 million compared to the prior year period.

•
Interest expense on money market, savings, and escrow accounts increased $521,000, or 41.8%, due primarily to an increase in average balance of $66.7 million along with a four basis point increase in average cost of money market, savings, and escrow accounts. Money market accounts have been a focus over the year and the Company has actively marketed new customers through various new offerings and new branches that opened within the past 12 months.

•
Interest expense on borrowings increased $353,000, or 1.9%, due to an increase of $60.9 million to $545.7 million in average borrowing volume during the year ended December 31, 2020. The increase was primarily due to the funding of the loans held for sale. Offsetting the increase in volume, the average cost of borrowings decreased 17 basis points to 1.95% during the year ended December 31, 2020, compared to 2.12% during the year ended December 31, 2019. The decrease in the cost of borrowings resulted from the new short-term fundings borrowed at a lower rate.

Provision for Loan Losses

The Company delayed adoption of ASC Topic 326 as permitted under the CARES Act. As a result, the Company calculated the current year allowance using the incurred loss model. The provision for loan losses was $6.3 million for the year ended December 31, 2020 compared to a negative provision for loan losses of $900,000 for the year ended December 31, 2019 as economic conditions worsened due to the COVID-19 pandemic along with an increase of loan downgrades to our Watch category. Additional qualitative risk factors were applied to each of the loan categories primarily to account for the significant increase in the unemployment rate and those downgrades.  We had a provision for loan losses of $6.1 million at the community banking segment and $265,000 for the mortgage banking segment. Net recoveries were $96,000 for the year ended December 31, 2020.

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

Noninterest Income
	Years Ended December 31,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$4,462	$2,363	$2,099	88.8%
Increase in cash surrender value of life insurance	1,905	1,935	(30)	-1.6%
Mortgage banking income	233,245	125,666	107,579	85.6%
Other	4,405	786	3,619	460.4%
Total noninterest income	$244,017	$130,750	$113,267	86.6%

Total noninterest income increased $113.3 million, or 86.6%, to $244.0 million during the year ended December 31, 2020 compared to $130.8 million during the year ended December 31, 2019.  The increase resulted primarily from an increase in mortgage banking income along with increases in service charges on loans and deposit and other income categories.

•
The $107.6 million increase in mortgage banking income was primarily the result of an increase in loan origination volume.  Total loan origination volume on a consolidated basis increased $1.48 billion, or 51.8%, to $4.33 billion during the year ended December 31, 2020 compared to $2.85 billion during the year ended December 31, 2019.  Gross margin on loans originated and sold increased 20.2% at the mortgage banking segment. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Results of Operations for the Year December 31, 2020 and 2019" above, for additional discussion of the increase in mortgage banking income.

•	The increase in service charges on loans and deposits was due to an increase of loan prepayment fees on existing loans and fees earned on loan swaps.
•	The decrease in cash surrender value of life insurance was due primarily to a lower average balance as death benefits were received on two policies during the year.
•
The increase in other noninterest income was due primarily to increases in gain from death benefit on bank owned life insurance, mortgage servicing fee income, gain on sale of mortgage servicing rights, wealth management revenue, and rental income. Mortgage servicing fee income increased as loans sold with servicing rights retained increased due to market conditions. During the year ended December 31, 2020, the Company sold mortgage servicing rights related to $975.9 million in loans receivable and with a book value of $6.4 million for $7.0 million resulting in a gain on sale of $600,000. During the year ended December 31, 2019, the Company sold no mortgage servicing rights.

Noninterest Expenses

	Years Ended December 31,
	2020	2019	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$139,046	$101,718	$37,328	36.7%
Occupancy, office furniture and equipment	10,223	10,606	(383)	(3.6%)
Advertising	3,691	3,885	(194)	(5.0%)
Data processing	3,941	3,630	311	8.6%
Communications	1,329	1,359	(30)	(2.2%)
Professional fees	8,118	3,605	4,513	125.2%
Real estate owned	(8)	(146)	138	(94.5%)
Loan processing expense	4,646	3,288	1,358	41.3%
Other	12,075	8,328	3,747	45.0%
Total noninterest expenses	$183,061	$136,273	$46,788	34.3%

Total noninterest expenses increased $46.8 million, or 34.3%, to $183.1 million during the year ended December 31, 2020 compared to $136.3 million during the year ended December 31, 2019.

•
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment increased $35.2 million, or 41.8%, to $119.4 million for the year ended December 31, 2020. The increase in compensation expense was primarily a result of an increase in commission expense as fundings increased and branch manager pay increased as branches were more profitable.

•
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $2.0 million, or 11.2%, to $20.2 million during the year ended December 31, 2020. The increase was due primarily to an increase in salaries expense due to annual raises, health insurance expense as claims increased, and variable compensation as executives are eligible for an increased bonus. Offsetting the increases, equity award expense decreased as a majority of awards granted in 2015 had a final vesting in 2019.

•
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $319,000 to $6.5 million during the year ended December 31, 2020 compared to the prior year resulting from lower rent expense as a result of underperforming branches closing.  Offsetting the decreases, computer expenses increased to accommodate remote working.

•
Occupancy, office furniture and equipment expense at the community banking segment decreased $64,000 to $3.7 million during the year ended December 31, 2020 compared to the prior year. The decrease was due primarily to lower computer, furniture and equipment, and snow plowing expense.

•
Advertising expense decreased $315,000 at the mortgage banking segment as lower rates generated customer activity.  Offsetting the decrease at the mortgage banking segment, advertising increased $121,000 at the community banking segment to promote the opening of a new branch, the release of the new digital banking platform, and additional promotions for deposit customers.

•
Data processing expense increased $311,000 to $3.9 million during the year ended December 31, 2020 compared to the prior year. This was primarily due to the new digital banking platform rollout at the community banking segment and new contracts at the mortgage banking segment as technology investments continue to increase.

•
Professional fees expense increased $4.5 million to $8.1 million primarily as a result of an increase in legal fees at the mortgage banking segment for a $4.25 million legal settlement (see further discussion in Note 14 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to consolidated financial statements for additional information) and ongoing litigation costs.  Offsetting the increase at the mortgage banking segment, the community banking segment decreased primarily due to a decrease in consulting fees.

•
Loan processing expense increased $1.4 million to $4.6 million during the year ended December 31, 2020. This was primarily due to an increase in loan costs associated with the application volumes as mortgage rates declined.

•
Other noninterest expense at the mortgage banking segment increased $3.6 million to $10.3 million for the year ended December 31, 2020.  The increase was primarily due to an increased provision for loan sale losses as there was additional uncertainty regarding selling loans to third party investors from COVID-19 pandemic challenges. Additionally, amortization of mortgage servicing rights increased as the value of the servicing portfolio has increased in 2020 compared to 2019. Other noninterest expenses at the community banking segment increased $302,000 to $2.5 million for the year ended December 31, 2020 due primarily to loan related costs along with an increase in FDIC insurance premiums as credits were used in 2019 but were fully utilized early in 2020.

Income Taxes

Income tax expense increased $15.3 million to $27.0 million during the year ended December 31, 2020, compared to $11.7 million during the year ended December 31, 2019 as pretax income increased $60.5 million.  Income tax expense was recognized during the year ended December 31, 2020 at an effective rate of 24.9% compared to an effective rate of 24.5% during the year ended December 31, 2019.  The Company recognized a benefit of $354,000 related to the proceeds received on the bank owned life insurance death benefit during the year ended December 31, 2020.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the WDFI, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. The Bank’s primary and total regulatory liquidity at December 31, 2020 were 12.2% and 23.1%, respectively.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2020 and 2019, $94.8 million and $74.3 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLB.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2020, and 2019, we originated $4.33 billion and $2.85 billion in loans for sale and sold loans of $4.40 billion and $2.90 billion. During the year ended December 31, 2020, loan repayments net of loan originations resulted in a positive cash flows of $12.4 million, respectively. During the year ended December 31, 2019, loan originations net of loan repayments resulted in a negative cash flows of $9.9 million. Cash received from the principal repayments of debt and mortgage related securities and maturity and calls of debt securities totaled $50.5 million and $40.0 million for the years ended December 31, 2020 and 2019, respectively. We purchased $29.5 million and $28.9 million in debt securities and mortgage related securities classified as available for sale during the years ended December 31, 2020 and 2019, respectively. The net increases in deposits were $117.1 million and $29.3 million for the years ending December 31, 2020 and 2019. We received a $9.6 million death benefit on a bank owned life insurance policy in 2020. There was a net increase in borrowings of $24.5 million and $48.5 million for the years ended December 31, 2020 and 2019.  During the years ended December 31, 2020 and 2019, we repurchased common stock of $36.2 million and $22.8 million, respectively.  During the years ended December 31, 2020 and 2019, we paid cash dividends on common stock of $31.5 million and $26.0 million, respectively.

Deposits increased by $117.1 million from December 31, 2019 to December 31, 2020. The increase was driven by an increase of $97.4 million in money market and savings deposits and $58.2 million in demand deposits offset by a decrease of $38.4 million in time deposits. Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At December 31, 2020, we had $29.0 million in short term advances from the FHLB. At December 31, 2020, we had $470.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, and 2029.  The 2027 advance has a contractual maturity date in December 2027. There are two 2028 advances that have contractual maturities in 2028. The remaining 2028 advance maturities have single call options in March 2021, and May 2021, along with two advances that have quarterly call options beginning in June 2020 and September 2020. The 2029 advance maturities have quarterly call options currently available and the other options that began in November 2020, beginning in August 2021, and beginning in May 2022.  As an additional source of funds, the mortgage banking segment has a repurchase agreement. At December 31, 2020, we had $9.1 million outstanding under the repurchase agreement with a total outstanding commitment of $55.0 million.

At December 31, 2020, we had outstanding commitments to originate loans receivable of $23.9 million.  In addition, at December 31, 2020, we had unfunded commitments under construction loans of $74.2 million, unfunded commitments under business lines of credit of $19.2 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.9 million. At December 31, 2020, certificates of deposit scheduled to mature in less than one year totaled $576.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, Federal Reserve Discount Window or brokered deposits to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Capital
Shareholders’ equity increased by $19.4 million, or 4.9%, to $413.1 million at December 31, 2020 from $393.7 million at December 31, 2019.  Shareholders' equity increased primarily due to net income, additional paid-in capital as stock options were exercised and equity awards vested, an increase in fair value of the security portfolio, and unearned ESOP shares vesting.  Partially offsetting the increases, there were decreases due to the declaration of regular and special dividends and the repurchase of stock.

The Company's Board of Directors authorized a stock repurchase program in the third quarter of 2020. As of December 31, 2020, the Company had repurchased 10.7 million shares at an average price of $14.39 under previously approved stock repurchase plans.

Waterstone Financial, Inc. and WaterStone Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2020, Waterstone Financial, Inc. and WaterStone Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Capital Requirements” and Note 9 - Regulatory Capital of the notes to the consolidated financial statements.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2020 and the respective maturity dates.

Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five	Over Five
	Total	Less	Three Years	Years	Years
	(In Thousands)
Deposits without a stated maturity (1)	$$483,542	$$483,542	$-	$-	$-
Time deposit (1)	701,328	576,939	122,116	2,273	-
Repurchase agreements (1)	9,074	9,074	-	-	-
Federal Home Loan Bank advances (2)	499,000	29,000	-	-	470,000
Operating leases (3)	8,819	2,894	3,559	1,470	896
Total Contractual Obligations	$$1,701,763	$$1,101,449	$$125,675	$$3,743	$$470,896
_______________
(1)  Excludes interest.
(2)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest that will accrue on the advances.  See call provisions in Note 8 - Borrowings.
(3)  Represents non-cancellable operating leases for offices and equipment.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments(1)	$$23,891	$$23,891	$-	$-	$-
Unused portion of home equity lines of credit(2)	13,653	13,653	-	-	-
Unused portion of construction loans(3)	74,173	74,173	-	-	-
Unused portion of business lines of credit	19,207	19,207	-	-	-
Standby letters of credit	1,296	1,296	-	-	-
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

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2020 (unaudited)
Interest income	$$19,452	$$19,861	$$19,544		$$19,627
Interest expense	6,926	6,612	6,135		5,311
Net interest income	12,526	13,249	13,409		14,316
Provision for loan losses	785	4,500	1,025		30
Net interest income after provision for loan losses	11,741	8,749	12,384		14,286
Total noninterest income	31,464	66,904	75,763		69,886
Total noninterest expense	35,208	47,689	53,001		47,163
Income before income taxes	7,997	27,964	35,146		37,009
Income taxes	1,928	7,016	8,853		9,174
Net income	$$6,069	$$20,948	$$26,293		$$27,835
Income per share – basic	$$0.24	$$0.86	$$1.08	$	$ 1.17
Income per share - diluted	$$0.24	$$0.85	$$1.08		$$1.17

2019 (unaudited)
Interest income	$$19,172	$$19,913	$$20,378		$$20,278
Interest expense	6,236	6,932	7,224		7,152
Net interest income	12,936	12,981	13,154		13,126
Provision (credit) for loan losses	(680)	30	(80)		(170)
Net interest income after provision for loan losses	13,616	12,951	13,234		13,296
Total noninterest income	24,257	35,190	37,494		33,809
Total noninterest expense	29,349	35,355	36,232		35,337
Income before income taxes	8,524	12,786	14,496		11,768
Income taxes	1,982	3,143	3,572		2,974
Net income	$$6,542	$$9,643	$$10,924		$$8,794
Income per share – basic	$$0.25	$$0.37	$$0.42		$$0.34
Income per share - diluted	$$0.24	$$0.37	$$0.42		$$0.34

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2020 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of December 31, 2020
Dollar Change	$$4,958	$4,525	$2,502	$(2,784)
Percentage Change	8.58%	7.83	4.33	(4.82)

At December 31, 2020, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 4.33% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 4.82%.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Waterstone Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

 Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses - Adjustments to historical loss ratios

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses totaled $18,823,000, which consists of a reserve on loans collectively evaluated for impairment (“general reserve”) of  $18,800,000 and a reserve on loans individually evaluated for impairment (“specific reserve”) of $23,000 at December 31, 2020. Management’s estimate of the allowance for loan losses is based on its assessment of probable loan losses inherent in the Company’s loan portfolio at December 31, 2020.  The Company’s general reserve is estimated by applying historical loss ratios, adjusted for risk components not reflected in the historical loss experience, to the balance of the non-impaired loan portfolio. Historical loss ratios are calculated for each loan category based on historical losses experienced by the Company.  Adjustments to historical loss ratios are made for differences in various risk components including changes in lending policies and personnel, economic conditions, portfolio origination activity, interest rates, and past due and classified loan trends. The adjustments to historical loss ratios require a significant amount of judgement by management and are highly sensitive to changes in significant assumptions.

We identified the adjustments to historical loss ratios in the general reserve component of the allowance for loan losses as a critical audit matter as auditing the underlying adjustments required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and are highly sensitive to changes in significant assumptions.

Our audit procedures related to the adjustments to historical loss ratios in the general reserve component of the allowance for loan losses included the following, among others:
•
We obtained an understanding of the allowance for loan loss methodology and relevant controls related to the adjustments to historical loss ratios in the calculation of the allowance for loan losses and tested such controls for design and operating effectiveness, including the completeness and accuracy of information used in management’s assessment, and its challenge and review of the adjustments to historical loss ratios.

•	We tested the completeness and accuracy of data used by management in determining adjustments to historical loss ratios by agreeing this data to internal and external source data
•
We tested management’s conclusions regarding the appropriateness of the adjustments to historical loss ratios by challenging assumptions and rationale for the adjustments in total, both in magnitude and directional consistency, with underlying data used and for consistency with the Company’s policies.

/s/ RSM US LLP
We have served as the Company's auditor since 2014.
Chicago, Illinois
March 1, 2021

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2020 and 2019

	December 31,
	2020	2019
Assets	(In Thousands, except share data)
Cash	$56,190	$52,814
Federal funds sold	18,847	12,704
Interest-earning deposits in other financial institutions and other short term investments	19,730	8,782
Cash and cash equivalents	94,767	74,300
Securities available for sale (at fair value)	159,619	178,476
Loans held for sale (at fair value)	402,003	220,123
Loans receivable	1,375,137	1,388,031
Less: Allowance for loan losses	18,823	12,387
Loans receivable, net	1,356,314	1,375,644

Office properties and equipment, net	23,722	25,028
Federal Home Loan Bank stock (at cost)	26,720	21,150
Cash surrender value of life insurance	63,573	69,665
Real estate owned, net	322	748
Prepaid expenses and other assets	57,547	31,213
Total assets	$2,184,587	$1,996,347

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$188,225	$130,063
Money market and savings deposits	295,317	197,942
Time deposits	701,328	739,771
Total deposits	1,184,870	1,067,776

Borrowings	508,074	483,562
Advance payments by borrowers for taxes	3,522	4,212
Other liabilities	75,003	47,111
Total liabilities	1,771,469	1,602,661
Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock (par value $0.01 per share) Authorized - 50,000,000 shares in 2020 and 2019, no shares issued	-	-
Common stock (par value $0.01 per share) Authorized - 100,000,000 shares in 2020 and 2019 Issued - 25,087,976 in 2020 and 27,148,411 in 2019 Outstanding - 25,087,976 in 2020 and 27,148,411 in 2019	251	271
Additional paid-in capital	180,684	211,997
Retained earnings	245,287	197,393
Unearned ESOP shares	(15,430)	(16,617)
Accumulated other comprehensive income, net of taxes	2,326	642
Total shareholders’ equity	413,118	393,686
Total liabilities and shareholders’ equity	$2,184,587	$1,996,347

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2020, 2019 and 2018

	Years ended December 31,
	2020	2019	2018
	(In Thousands, except per share amounts)
Interest income:
Loans	$72,633	$72,235	$66,966
Mortgage-related securities	2,488	2,978	2,648
Debt securities, federal funds sold and short-term investments	3,363	4,528	4,086
Total interest income	78,484	79,741	73,700
Interest expense:
Deposits	14,365	17,278	11,627
Borrowings	10,619	10,266	7,896
Total interest expense	24,984	27,544	19,523
Net interest income	53,500	52,197	54,177
Provision (credit) for loan losses	6,340	(900)	(1,060)
Net interest income after provision for loan losses	47,160	53,097	55,237
Noninterest income:
Service charges on loans and deposits	4,462	2,363	1,680
Increase in cash surrender value of life insurance	1,905	1,935	1,848
Mortgage banking income	233,245	125,666	113,151
Other	4,405	786	1,520
Total noninterest income	244,017	130,750	118,199
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	139,046	101,718	97,784
Occupancy, office furniture, and equipment	10,223	10,606	10,855
Advertising	3,691	3,885	4,123
Data processing	3,941	3,630	2,792
Communications	1,329	1,359	1,611
Professional fees	8,118	3,605	2,327
Real estate owned	(8)	(146)	1
Loan processing expense	4,646	3,288	3,372
Other	12,075	8,328	10,291
Total noninterest expenses	183,061	136,273	133,156
Income before income taxes	108,116	47,574	40,280
Income tax expense	26,971	11,671	9,526
Net income	$81,145	$35,903	$30,754
Income per share:
Basic	$3.32	$1.38	$1.12
Diluted	$3.30	$1.37	$1.11
Weighted average shares outstanding:
Basic	24,464	26,021	27,363
Diluted	24,607	26,247	27,634

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years ended December 31, 2020, 2019 and 2018

	Years ended December 31,
	2020	2019	2018
	(In Thousands)
Net income	$81,145	$35,903	$30,754
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available for sale securities arising during the period, net of tax (expense) benefit of ($630), ($1,122) and $710 respectively	1,684	3,003	(1,889)
Recognition of net deferred tax liability revaluation due to tax law change	-	-	5
Total other comprehensive income (loss)	1,684	3,003	(1,884)
Comprehensive income	$82,829	$38,906	$28,870

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2020, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balances at December 31, 2017	29,501	$295	$247,919	$183,358	(18,991)	$(477)	$412,104

Comprehensive income:
Net income	-	-	-	30,754	-	-	30,754
Other comprehensive loss:	-	-	-	-	-	(1,884)	(1,884)
Total comprehensive income							28,870
Reclassification for net deferred tax liability revaluation	-	-	-	(5)	-	-	(5)
ESOP shares committed to be released to Plan participants	-	-	609	-	1,187	-	1,796
Cash dividends, $0.98 per share	-	-	-	(26,954)	-	-	(26,954)
Stock compensation activity	103	1	1,303	-	-	-	1,304
Stock based compensation expense	-	-	1,760	-	-	-	1,760
Purchase of common stock returned to authorized but unissued	(1,141)	(11)	(19,185)	-	-	-	(19,196)

Balances at December 31, 2018	28,463	$285	$232,406	$187,153	(17,804)	$(2,361)	$399,679

Comprehensive income:
Net income	-	$-	-	35,903	-	-	35,903
Other comprehensive income:	-	-	-	-	-	3,003	3,003
Total comprehensive income							38,906
ESOP shares committed to be released to Plan participants	-	-	618	-	1,187	-	1,805
Cash dividends, $0.98 per share	-	-	-	(25,663)	-	-	(25,663)
Stock compensation activity	50	-	659	-	-	-	659
Stock based compensation expense	-	-	1,067	-	-	-	1,067
Purchase of common stock returned to authorized but unissued	(1,365)	(14)	(22,753)	-	-	-	(22,767)

Balances at December 31, 2019	27,148	$271	$211,997	$197,393	(16,617)	$642	$393,686

Comprehensive income:
Net income	-	$-	-	81,145	-	-	81,145
Other comprehensive income:	-	-	-	-	-	1,684	1,684
Total comprehensive income							82,829
ESOP shares committed to be released to Plan participants	-	-	489	-	1,187	-	1,676
Cash dividends, $1.36 per share	-	-	-	(33,251)	-	-	(33,251)
Stock compensation activity	293	3	3,701	-	-	-	3,704
Stock based compensation expense	-	-	716	-	-	-	716
Purchase of common stock returned to authorized but unissued	(2,353)	(23)	(36,219)	-	-	-	(36,242)

Balances at December 31, 2020	25,088	$251	$180,684	$245,287	(15,430)	$2,326	$413,118
See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2020, 2019 and 2018

	Years ended December 31,
	2020	2019	2018
	(In Thousands)
Operating activities:
Net income	$81,145	$35,903	$30,754
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision (credit) for loan losses	6,340	(900)	(1,060)
Depreciation, amortization, accretion	5,606	4,698	4,727
Deferred income taxes	(2,620)	639	535
Stock based compensation	716	1,067	1,760
Origination of mortgage servicing rights	(13,406)	(354)	(427)
Gain on sale of loans held for sale	(245,358)	(128,928)	(109,526)
Loans originated for sale	(4,332,028)	(2,853,222)	(2,509,827)
Proceeds on sales of loans originated for sale	4,395,505	2,903,643	2,627,634
Gain on death benefit on bank owned life insurance	(1,456)	-	-
Decrease (increase) in accrued interest receivable	387	(7)	(413)
Increase in cash surrender value of life insurance	(1,905)	(1,935)	(1,848)
(Decrease) increase in accrued interest on deposits and borrowings	(422)	164	509
Decrease (increase) in prepaid income tax	113	330	(1,178)
Net gain on real estate owned	(107)	(304)	(265)
Gain on sale of mortgage servicing rights	(600)	-	(417)
Change in other assets and other liabilities, net	7,523	(1,013)	545
Net cash (used in) provided by operating activities	(100,567)	(40,219)	41,503

Investing activities:
Net decrease (increase) in loans receivable	12,353	(9,896)	(87,648)
Net change in FHLB Stock	(5,570)	(1,800)	(2,475)
Purchases of:
Debt securities	(10,125)	-	-
Mortgage related securities	(19,372)	(28,860)	(28,058)
Premises and equipment, net	(1,225)	(3,114)	(3,962)
Bank owned life insurance	(180)	(180)	(180)
Mortgage banking branch	-	-	(163)
Proceeds from:
Principal repayments on mortgage-related securities	45,254	31,944	28,572
Maturities of debt securities	5,290	8,080	10,435
Proceeds on sales of mortgage servicing rights	6,985	-	1,433
Death benefit from bank owned life insurance	9,633	-	474
Sales of real estate owned	1,133	2,674	3,134
Net cash provided by (used in) investing activities	44,176	(1,152)	(78,438)

Financing activities:
Net increase in deposits	117,094	29,281	71,115
Net change in short term borrowings	24,512	8,516	(41,239)
Repayment of long term debt	-	(125,000)	(165,000)
Proceeds from long term debt	-	165,000	255,000
Net decrease in advance payments by borrowers for taxes	(690)	(159)	(505)
Cash dividends on common stock	(31,520)	(25,960)	(27,050)
Proceeds from stock option exercises	3,704	659	1,304
Purchase of common stock returned to authorized but unissued	(36,242)	(22,767)	(19,196)
Net cash provided by financing activities	76,858	29,570	74,429
Increase (decrease) in cash and cash equivalents	20,467	(11,801)	37,494
Cash and cash equivalents at beginning of year	74,300	86,101	48,607
Cash and cash equivalents at end of year	$94,767	$74,300	$86,101

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$29,478	$10,703	$10,168
Interest payments	25,406	27,380	19,014
Noncash investing activities:
Loans receivable transferred to other real estate	637	1,052	545
Dividends declared but not paid in other liabilities	5,232	3,501	3,798

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019 and 2018

1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Waterstone Financial, Inc. and subsidiaries (collectively, the “Company”), conform to U.S. generally accepted accounting principles, or (“GAAP”), and are used in preparing and presenting these consolidated financial statements.

Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income.  The Company reclassed certain line items in the Consolidated Statements of Cash Flows.  The Company reclassified the Cost of Shares Repurchased line item presented in prior periods to the Additional Paid in Capital line item in the Consolidated Statements of Financial Condition.  The Cost of Shares Repurchased column was reclassified to the Additional Paid in Capital line in the Consolidated Statements of Changes in Shareholders’ Equity.

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

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprised approximately 76.0% of total mortgage banking noninterest expense for 2020.

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

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. In December 2020, the Consolidated Appropriations Act, 2021 was passed, which extended the TDR provisions of the CARES Act to January 1, 2022. The Company elected to adopt these provisions of the CARES Act.

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

The Company also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include lending policies and personnel, economic conditions, portfolio origination activity, interest rates, and past due and classified loan trends.

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

The Company sells residential mortgage loans in the secondary market and, on a selective basis, retains the right to service the loans sold.  Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities.  Mortgage servicing rights, when purchased, are initially recorded at fair value.  Mortgage servicing rights are amortized over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets in the consolidated statements of financial condition. To the extent that the Company sells mortgage servicing rights, a gain is recognized for the amount of which sale proceeds exceed the remaining unamortized cost of the servicing rights that were sold. Gains on sale of mortgage servicing rights are included in other noninterest income in the consolidated statements of operations.

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

Office properties and equipment, including leasehold improvements and software, are stated at cost, net of depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lease term, if shorter than the estimated useful life. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over their estimated useful lives. Estimated useful lives of the assets are 10 to 30 years for office properties, three years to 10 years for equipment, and three years for software.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination.  The benefit of uncertain tax positions are initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.   Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of operations.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It included an option for entities to delay the adoption of ASC Topic 326 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Due to the uncertainty on the economy and unemployment from COVID-19, the Company has determined to delay its adoption of ASC Topic 326 and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASC Topic 326. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The legislation extended the delay of the adoption of ASC Topic 326 allowed under the CARES Act until the earlier of the termination date of the national emergency declaration by the President or January 1, 2022.

The Company has input the available historical Company data to build an internal model and is reviewing the assumptions to support the calculation under ASC Topic 326. Management’s methodology for estimating the allowance for credit losses under the current expected credit losses (CECL) model includes the use of relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience by vintage classified by loans with similar risk profiles provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as changes in underwriting standards, portfolio mix, portfolio volume, delinquency rates, interest rates, or other relevant factors. Management will continue to review and adjust these and other factors. Ongoing evaluations have been performed by vintage adjusted for prepayments. For two portfolio segments, management expects to use a weighted average remaining maturity methodology, which contemplates loss expectations on a pool basis, relying on historic loss rates. Management is validating the CECL model and methodologies.

When finalized, this one-time change as a result of the adoption of CECL will be recorded, net of tax, as an adjustment to retained earnings effective on the earlier of the termination date of the national emergency declaration by the President or January 1, 2022.

Financial statement users should be aware that the allowance for credit loss is, by design, inherently sensitive to changes in economic outlook, loan and lease portfolio composition, portfolio duration, and other factors.

As we continue to evaluate the provisions of ASC Topic 326 as of and for the year ended December 31, 2020, we are considering the following in developing our forecast and its effect on our CECL calculations:

• Duration, extent and severity of COVID-19;
• Effect of government assistance; and
• Unemployment and effect on economies and markets.

2)	Securities

Securities Available for Sale

The amortized cost and fair value of the Company’s investment in securities follow:

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$24,005	$1,110	$(15)	$25,100
Collateralized mortgage obligations
Government sponsored enterprise issued	61,604	1,693	(13)	63,284
Private-label issued	3,611	54	-	3,665
Mortgage related securities	89,220	2,857	(28)	92,049

Government sponsored enterprise bonds	2,500	3	-	2,503
Municipal securities	51,512	2,102	-	53,614
Other debt securities	12,500	46	(1,093)	11,453
Debt securities	66,512	2,151	(1,093)	67,570

	$155,732	$5,008	$(1,121)	$159,619

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$33,773	$422	$(45)	$34,150
Collateralized mortgage obligations
Government sponsored enterprise issued	81,232	776	(254)	81,754
Mortgage related securities	115,005	1,198	(299)	115,904

Municipal securities	51,898	1,795	(1)	53,692
Other debt securities	10,000	-	(1,120)	8,880
Debt securities	61,898	1,795	(1,121)	62,572

	$176,903	$2,993	$(1,420)	$178,476

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2020, $785,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities and $7.2 million were pledged as collateral to secure back-to-back swaps. At December 31, 2019, $1.2 million of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair value of securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2020
	Amortized cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$6,934	$6,992
Due after one year through five years	36,309	37,520
Due after five years through ten years	18,146	17,808
Due after ten years	5,123	5,250
Mortgage-related securities	89,220	92,049
	$155,732	$159,619

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$2,089	$(15)	$-	$-	$2,089	$(15)
Collateralized mortgage obligations
Government sponsored enterprise issued	4,880	(13)	-	-	4,880	(13)
Municipal securities	-	-	-	-	-	-
Other debt securities	-	-	8,907	(1,093)	8,907	(1,093)
	$6,969	$(28)	$8,907	$(1,093)	$15,876	$(1,121)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$2,929	$(20)	$2,849	$(25)	$5,778	$(45)
Collateralized mortgage obligations
Government sponsored enterprise issued	21,723	(136)	7,180	(118)	28,903	(254)
Municipal securities	100	(1)	-	-	100	(1)
Other debt securities	-	-	8,880	(1,120)	8,880	(1,120)
	$24,752	$(157)	$18,909	$(1,263)	$43,661	$(1,420)

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

As of December 31, 2020, the Company identified one municipal security that was deemed to be other-than-temporarily impaired.  The security was issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company’s analysis of the security in this municipality resulted in $77,000 in credit losses that were charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of December 31, 2020, the remaining impaired security had an amortized cost of $116,000 and a total life-to-date impairment of $94,000.

As of December 31, 2020, the Company had one corporate debt security, included in other debt securities, which had been in an unrealized loss position for twelve months or longer.  This security was determined not to be other-than-temporarily impaired as of December 31, 2020. The Company has determined that the decline in fair value of these securities is not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, this security is not considered other-than-temporarily impaired.

The unrealized losses for the other debt security with an unrealized loss greater than 12 months is due to the current slope of the yield curve.  The security earns a floating rate that is indexed to the 10 year Treasury interest rate.

3)	Loans Receivable

Loans receivable at December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$426,792	$480,280
Multi family	571,948	584,859
Home equity	14,820	18,071
Construction and land	77,080	37,033
Commercial real estate	238,375	236,703
Consumer	736	832
Commercial loans	45,386	30,253
Total loans receivable	$1,375,137	$1,388,031

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 73.7% of the Company’s loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.

Qualifying loans receivable totaling $1.07 billion were pledged as collateral against $499.0 million and $470.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at December 31, 2020 and December 31, 2019, respectively.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank.  As of December 31, 2020 and December 31, 2019, loans aggregating approximately $7.2 million and $6.3 million, respectively, were outstanding to such parties.  None of these loans were past due or considered impaired as of December 31, 2020 and December 31, 2019.

An analysis of past due loans receivable as of December 31, 2020 and 2019 follows:

	As of December 31, 2020
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater Past Due	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$3,796	$142	$3,530	$7,468	$419,324	$426,792
Multi family	-	-	314	314	571,634	571,948
Home equity	-	-	30	30	14,790	14,820
Construction and land	-	-	43	43	77,037	77,080
Commercial real estate	-	-	41	41	238,334	238,375
Consumer	-	-	-	-	736	736
Commercial loans	-	-	-	-	45,386	45,386
Total	$3,796	$142	$3,958	$7,896	$1,367,241	$1,375,137

	As of December 31, 2019
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater Past Due	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$1,179	$638	$3,969	$5,786	$474,494	$480,280
Multi family	-	-	360	360	584,499	584,859
Home equity	-	10	-	10	18,061	18,071
Construction and land	-	-	-	-	37,033	37,033
Commercial real estate	-	-	303	303	236,400	236,703
Consumer	-	-	-	-	832	832
Commercial loans	6	-	-	6	30,247	30,253
Total	$1,185	$648	$4,632	$6,465	$1,381,566	$1,388,031

(1)	Includes $611,000 and $53,000 for December 31, 2020 and 2019, respectively, which are on non-accrual status.
(2)	Includes $- and $291,000 for December 31, 2020 and 2019, respectively, which are on non-accrual status.
(3)	Includes $1.6 million and $2.0 million for December 31, 2020 and 2019, respectively, which are on non-accrual status.

As of December 31, 2020, there was a $586,000 loan that was 90 or more days past due and still accruing interest.  The bank received full payoff of the loan subsequent to December 31, 2020. As of December 31, 2019, there were no loans that were 90 or more days past due and still accruing interest.

A summary of the activity for the years ended December 31, 2020, 2019 and 2018 in the allowance for loan losses follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2020
Balance at beginning of period	$4,907	$4,138	$201	$610	$2,145	$14	$372	$12,387
Provision (credit) for loan losses	486	1,446	(21)	1,151	2,977	31	270	6,340
Charge-offs	(82)	(5)	(13)	(8)	-	(10)	-	(118)
Recoveries	148	21	27	2	16	-	-	214
Balance at end of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823

Year ended December 31, 2019
Balance at beginning of period	$5,742	$4,153	$325	$400	$2,126	$20	$483	$13,249
Provision (credit) for loan losses	(845)	(42)	(107)	210	(4)	(1)	(111)	(900)
Charge-offs	(125)	(3)	(44)	-	(2)	(5)	-	(179)
Recoveries	135	30	27	-	25	-	-	217
Balance at end of period	$4,907	$4,138	$201	$610	$2,145	$14	$372	$12,387

Year ended December 31, 2018
Balance at beginning of period	$5,794	$4,431	$356	$949	$1,881	$10	$656	$14,077
Provision (credit) for loan losses	(142)	(353)	(56)	(589)	243	10	(173)	(1,060)
Charge-offs	(69)	(14)	(1)	-	-	-	-	(84)
Recoveries	159	89	26	40	2	-	-	316
Balance at end of period	$5,742	$4,153	$325	$400	$2,126	$20	$483	$13,249

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2020 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$23	$-	$-	$-	$-	$-	$-	$23
Allowance related to loans collectively evaluated for impairment	5,436	5,600	194	1,755	5,138	35	642	18,800

Balance at end of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823

Loans individually evaluated for impairment	$7,805	$341	$63	$43	$7,248	$-	$1,097	$16,597

Loans collectively evaluated for impairment	418,987	571,607	14,757	77,037	231,127	736	44,289	1,358,540
Total gross loans	$426,792	$571,948	$14,820	$77,080	$238,375	$736	$45,386	$1,375,137

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2019 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$32	$-	$-	$-	$7	$-	$-	$39
Allowance related to loans collectively evaluated for impairment	4,875	4,138	201	610	2,138	14	372	12,348

Balance at end of period	$4,907	$4,138	$201	$610	$2,145	$14	$372	$12,387

Loans individually evaluated for impairment	$8,725	$667	$84	$-	$581	$-	$-	$10,057

Loans collectively evaluated for impairment	471,555	584,192	17,987	37,033	236,122	832	30,253	1,377,974
Total gross loans	$480,280	$584,859	$18,071	$37,033	$236,703	$832	$30,253	$1,388,031

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of December 31, 2020 and 2019:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At December 31, 2020	(In Thousands)
Substandard	$7,804	$341	$248	$43	$6,026	$-	$710	$15,172
Watch	7,667	275	15	4,282	6,714	-	4,101	23,054
Pass	411,321	571,332	14,557	72,755	225,635	736	40,575	1,336,911
	$426,792	$571,948	$14,820	$77,080	$238,375	$736	$45,386	$1,375,137

At December 31, 2019	(In Thousands)
Substandard	$8,725	$668	$285	$-	$581	$-	$754	$11,013
Watch	5,975	-	3	-	1,412	-	847	8,237
Pass	465,580	584,191	17,783	37,033	234,710	832	28,652	1,368,781
	$480,280	$584,859	$18,071	$37,033	$236,703	$832	$30,253	$1,388,031

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers' loan committee review and approval of all loans in excess of $500,000 except for residential loans which has an approval limit in excess of $1.0 million.  A member of the credit department, independent of the loan originator, performs a loan review for all loans. Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, multi-family, construction and land, and commercial real estate  that individually, or as part of an overall borrower relationship exceed $1.0 million in potential exposure and review commercial loans that individually, or as part of an overall borrower relationship exceed $200,000 in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage.  Watch loans have potential weaknesses that deserve management’s attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit.  Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged.  These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

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

With respect to multi family income producing real estate, appraisals are reviewed and estimated collateral values are adjusted by updating significant appraisal assumptions to reflect current real estate market conditions.  Significant assumptions reviewed and updated include the capitalization rate, rental income and operating expenses.  These adjusted assumptions are based upon recent appraisals received on similar properties as well as on actual experience related to real estate owned and currently under Company management.

The following tables present data on impaired loans as of and for the year ended December 31, 2020 and 2019.

	As of or for the Year Ended December 31, 2020
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid YTD
Total Impaired with Reserve
One- to four-family	$208	$208	$23	$-	$213	$15
Multi family	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$208	$208	$23	$-	$213	$15

Total Impaired with no Reserve

One- to four-family	$7,597	$8,444	$-	$847	$7,770	$349
Multi family	341	352	-	11	353	17
Home equity	63	63	-	-	67	4
Construction and land	43	51	-	8	51	1
Commercial real estate	7,248	7,248	-	-	7,295	333
Consumer	-	-	-	-	-	-
Commercial	1,097	1,097	-	-	1,097	2
	$16,389	$17,255	$-	$866	$16,633	$706

Total Impaired

One- to four-family	$7,805	$8,652	$23	$847	$7,983	$364
Multi family	341	352	-	11	353	17
Home equity	63	63	-	-	67	4
Construction and land	43	51	-	8	51	1
Commercial real estate	7,248	7,248	-	-	7,295	333
Consumer	-	-	-	-	-	-
Commercial	1,097	1,097	-	-	1,097	2
	$16,597	$17,463	$23	$866	$16,846	$721

	As of or for the Year Ended December 31, 2019
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid YTD
Total Impaired with Reserve
One- to four-family	$217	$217	$32	$-	$221	$15
Multi family	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial real estate	7	416	7	409	10	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$224	$633	$39	$409	$231	$15

Total Impaired with no Reserve

One- to four-family	$8,508	$9,531	$-	$1,023	$8,730	$508
Multi family	667	1,491	-	824	705	78
Home equity	84	84	-	-	88	7
Construction and land	-	-	-	-	-	-
Commercial real estate	574	574	-	-	647	23
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$9,833	$11,680	$-	$1,847	$10,170	$616

Total Impaired

One- to four-family	$8,725	$9,748	$32	$1,023	$8,951	$523
Multi family	667	1,491	-	824	705	78
Home equity	84	84	-	-	88	7
Construction and land	-	-	-	-	-	-
Commercial real estate	581	990	7	409	657	23
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$10,057	$12,313	$39	$2,256	$10,401	$631

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $16.4 million of impaired loans as of December 31, 2020 for which no allowance has been provided, $866,000 in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan’s net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

The following presents data on troubled debt restructurings:

	As of December 31, 2020
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$2,733	2	$532	3	$3,265	5
Multi family	-	-	-	-	-	-
Commercial real estate	7,207	3	-	-	7,207	3
Commercial	1,097	1	-	-	1,097	1
	$11,037	6	$532	3	$11,569	9

	As of December 31, 2019
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$2,740	2	$685	5	$3,425	7
Multi family	-	-	308	2	308	2
Commercial real estate	278	1	7	1	285	2
	$3,018	3	$1,000	8	$4,018	11

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six months to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At December 31, 2020, $11.6 million in loans had been modified in troubled debt restructurings and $532,000 of these loans were included in the non-accrual loan total.  The remaining $11.0 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring, and thus continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, no valuation allowance has been deemed necessary as of December 31, 2020 with respect to the $11.6 million in troubled debt restructurings.  As of December 31, 2019, $7,000 in valuation allowance had been established with respect to the $4.0 million in troubled debt restructurings.

If an updated credit department review indicates no other evidence of elevated credit risk and the borrower completes a minimum of six consecutive contractual payments, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type at December 31, 2020 and 2019:

	As of December 31, 2020
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,236	4	$-	-	$3,236	4
Interest reduction	302	2	-	-	302	2
Principal forbearance	8,031	3	-	-	8,031	3
	$11,569	9	$-	-	$11,569	9

	As of December 31, 2019
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,246	6	$448	2	$3,694	8
Interest reduction	324	3	-	-	324	3
	$3,570	9	$448	2	$4,018	11

The following presents data on troubled debt restructurings:

	For the Year Ended
	December 31, 2020		December 31, 2019
	Amount	Number	Amount	Number
	(Dollars in Thousands)
Loans modified as a troubled debt restructure
Commercial real estate	$8,031	3	$-	-
	$8,031	3	$-	-

There were no troubled debt restructurings within the past twelve months for which there was a default during the year ended December 31, 2020.

The provisions of the CARES Act and the 2021 Consolidated Appropriations Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act.  At December 31, 2020, the Company had approximately $1.2 million in outstanding loans subject to interest and principal and principal deferral agreements.

The following table presents data on non-accrual loans:

	As of December 31,
	2020	2019
	(Dollars in Thousands)
Residential
One- to four-family	$5,072	$5,985
Multi family	341	667
Home equity	63	70
Construction and land	43	-
Commercial real estate	41	303
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$5,560	$7,025

Total non-accrual loans to total loans	0.40%	0.51%
Total non-accrual loans to total assets	0.25%	0.35%

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2020	2019
	(In Thousands)
Land	$7,516	$7,516
Office buildings and improvements	34,923	34,433
Furniture and equipment	13,517	13,468
	55,956	55,417
Less accumulated depreciation	(32,234)	(30,389)
	$23,722	$25,028

Depreciation of premises and equipment totaled $2.5 million, $2.5 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

5)	Real Estate Owned

Real estate owned is summarized as follows:

	December 31,
	2020	2019
	(In Thousands)
One- to four-family	$-	$46
Multi-family	-	-
Construction and land	322	1,256
Commercial real estate	-	-
Total	322	1,302
Valuation allowance at end of period	-	(554)
Total real estate owned, net	$322	$748

The following table presents the activity in real estate owned:

	Year Ended December 31,
	2020	2019
	(In Thousands)
Real estate owned at beginning of period	$748	$2,152
Transferred in from loans receivable	637	1,052
Sales	(1,063)	(2,446)
Write downs	-	-
Other activity	-	(10)
Real estate owned at end of period	$322	$748

Residential one- to four-family mortgage loans that were in the process of foreclosure were $1.7 million and $2.3 million at December 31, 2020 and December 31, 2019, respectively.

6)	Mortgage Servicing Rights

The following table presents the activity related to the Company’s mortgage servicing rights:

	Year ended December 31,
	2020	2019
	(In Thousands)
Mortgage servicing rights at beginning of the period	$282	$109
Additions	13,406	354
Amortization	(1,326)	(104)
Sales	(6,385)	-
Mortgage servicing rights at end of the period	5,977	359
Valuation allowance during the period	-	(77)
Mortgage servicing rights at the end of the period, net	$5,977	$282

During the year ended December 31, 2020, on a consolidated basis, $4.33 billion in residential loans were originated for sale, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank. During the same period, sales of loans held for sale totaled $4.15 billion, generating mortgage banking income of $233.2 million. The unpaid principal balance of loans serviced for others was $871.8 million and $64.9 million at December 31, 2020 and December 31, 2019 respectively. Loans serviced for others are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $7.0 million at December 31, 2020 and $282,000 at December 31, 2019.

During the year ended December 31, 2020, the Company sold mortgage servicing rights related to $975.9 million in loans receivable and with a book value of $6.4 million for $7.0 million resulting in a gain on sale of $600,000. During the year ended December 31, 2019, the Company sold no mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2020 for the years ended December 31 periods indicated:

(In Thousands)
2021	$1,195
2022	850
2023	798
2024	691
2025	587
Thereafter	1,856
Total	$5,977

7)	Deposits

The aggregate amount of time deposit accounts with balances greater than $250,000 at December 31, 2020 and 2019 amounted to $102.6 million and $91.7 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2020	2019	2018
	(In Thousands)
Interest-bearing demand deposits	$38	$33	$33
Money market, savings, and escrow deposits	1,768	1,247	599
Time deposits	12,559	15,998	10,995
	$14,365	$17,278	$11,627

A summary of the contractual maturities of time deposits at December 31, 2020 is as follows:

(In Thousands)
Within one year	$576,939
One to two years	106,407
Two to three years	15,709
Three to four years	1,057
Four through five years	1,216
$701,328

8)	Borrowings

Borrowings consist of the following:

	December 31, 2020		December 31, 2019
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement	$9,074	3.25%	$13,562	4.66%
Federal Home Loan Bank, Chicago	29,000	0.22%	-	0.00%

Long term:
Federal Home Loan Bank advances maturing:
2027	50,000	1.73%	50,000	1.73%
2028	255,000	2.37%	255,000	2.37%
2029	165,000	1.61%	165,000	1.61%
	$508,074	1.95%	$483,562	2.11%

The short-term repurchase agreement represents the outstanding portion of a total $55.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $9.1 million balance at December 31, 2020 and a $13.6 million balance at December 31, 2019.

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

The $29.0 million short-term advances consists of one $25.0 million advance with a fixed rate of 0.25% and a maturity date of January 4, 2021 and one $4.0 million advance with a fixed rate of 0.00% and a maturity date of May 1, 2021.

The $50.0 million advance due in 2027 has a fixed rate of 1.73% and has a contractual maturity date in December 2027.

The $255.0 million in advances due in 2028 consists of one $25.0 million advance with a fixed rate of 2.16%, one $25.0 million advance with a fixed rate of 2.40%, two advances totaling $55.0 million with a fixed rate of 2.27% both with a FHLB single call option in March 2021, two advances totaling $50.0 million with fixed rates of 2.34% and 2.48% both with a FHLB single call option in May 2021, one advance of $50.0 million with a fixed rate of 2.34% and with a FHLB quarterly call option currently available, and one advance of $50.0 million with a fixed rate of 2.57% and with a FHLB quarterly call option that currently available.

The $165.0 million in advances due in 2029 consists of one $50.0 million advance with a fixed rate of 1.98% with a FHLB quarterly call option in May 2022, one $50.0 million advance with a fixed rate of 1.75% with a FHLB quarterly call option beginning in August 2021, one $25.0 million advance with a fixed rate of 1.52% with a FHLB quarterly call option currently available, and one advance of $40.0 million with a fixed rate of 1.02% and with a FHLB quarterly call option currently available.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company’s borrowings at the FHLBC are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 64% of the carrying value of home equity loans and 75% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $26.7 million at December 31, 2020 and $21.2 million at December 31, 2019. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer. The minimum capital conservation buffer is 2.5%.

As of December 31, 2020, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios as of December 31, 2020 and 2019 are presented in the table below:

	December 31, 2020
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$428,972	24.80%	$138,390	8.00%	$181,637	10.500%	$	N/A	N/A
WaterStone Bank	389,519	22.52%	138,346	8.00%	181,579	10.500%		172,933	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,149	23.71%	103,792	6.00%	147,039	8.500%		N/A	N/A
WaterStone Bank	370,696	21.44%	103,760	6.00%	146,993	8.500%		138,346	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,149	23.71%	77,844	4.50%	121,091	7.000%		N/A	N/A
WaterStone Bank	370,696	21.44%	77,820	4.50%	121,053	7.000%		112,406	6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial, Inc.	410,149	18.38%	89,238	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	370,696	16.61%	89,263	4.00%	N/A	N/A		111,579	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	370,696	16.62%	133,856	6.00%	N/A	N/A		N/A	N/A

	December 31, 2019
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$404,748	26.17%	$123,731	8.00%	$162,398	10.50%	$	N/A	N/A
WaterStone Bank	353,357	22.85%	123,716	8.00%	162,378	10.50%		154,646	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	392,361	25.37%	92,799	6.00%	131,465	8.50%		N/A	N/A
WaterStone Bank	340,970	22.05%	92,787	6.00%	131,449	8.50%		123,716	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	392,361	25.37%	69,599	4.50%	108,265	7.00%		N/A	N/A
WaterStone Bank	340,970	22.05%	69,590	4.50%	108,252	7.00%		100,520	6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial, Inc.	392,361	19.69%	79,691	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	340,970	17.11%	79,691	4.00%	N/A	N/A		99,614	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	340,970	17.11%	119,590	6.00%	N/A	N/A		N/A	N/A

10)	Stock Based Compensation

Stock-Based Compensation Plan

In 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan.  All stock awards granted under this plan vest over a period of five years and are required to be settled in shares of the Company’s common stock.  The exercise price for all stock options granted was equal to the quoted NASDAQ market closing price on the date that the awards were granted and  the stock options expire ten years after the grant date, if not exercised.  All restricted stock grants are issued from previously unissued shares.

In 2015, the Company's shareholders approved the 2015 Equity Incentive Plan. A total of 2,530,000 stock options and 1,012,000 restricted shares were approved for award. The exercise price for all stock options granted was equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised.

In 2020, both the 2006 and 2015 Omnibus Incentive Plans were terminated and the 2020 Equity Incentive Plan was approved.  A total of 750,000 stock options and 500,000 restricted shares were approved for award.  A total of 720,000 stock options and 500,000 restricted stock were available to be issued as of December 31, 2020.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of Waterstone Financial, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the years ended December 31, 2020 and 2019.

	2020		2019
	Minimum	Maximum	Minimum	Maximum
Dividend yield	2.59%	3.76%	2.56%	2.92%
Risk-free interest rate	0.28%	0.40%	1.42%	2.28%
Expected volatility	18.91%	22.58%	16.07%	16.37%
Weighted average expected life	5.6	5.8	5.0	5.8
Weighted average per share value of options	$1.11	$2.64	$1.72	$2.12

The Company's policy is to adjust compensation expense at the time of actual stock grant forfeiture.

A summary of the Company’s stock option activity for the years ended December 31, 2020, 2019 and 2018 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Years Remaining in Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding December 31, 2017	1,159,099	$12.89	7.24	$4,870
Options exercisable at December 31, 2017	331,097	12.53	7.10	1,501

Granted	80,000	17.23		3
Exercised	(106,030)	12.30		473
Forfeited	(72,000)	13.97		224
Outstanding December 31, 2018	1,061,069	13.21	6.47	3,850
Options exercisable at December 31, 2018	421,068	12.78	6.23	1,688

Granted	30,000	17.13		56
Exercised	(50,298)	13.10		298
Forfeited	(15,000)	15.62		51
Outstanding December 31, 2019	1,025,771	13.29	5.56	5,887
Options exercisable at December 31, 2019	546,770	12.93	5.31	3,335

Granted	35,000	16.06		97
Exercised	(291,944)	12.66		1,799
Forfeited	(17,000)	17.17		28
Outstanding December 31, 2020	751,827	13.57	4.82	3,945
Options exercisable at December 31, 2020	433,827	13.31	4.45	2,392

The following table summarizes information about the Company's stock options outstanding at December 31, 2020.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price	Remaining Life (Years)
Range of Exercise Prices
$0.01 - $5.00	3,427	$1.73	1.88	3,427	$1.73	1.88
$5.01 - $10.00	-	-	-	-	-	-
$10.01 - $15.00	628,400	12.84	4.34	384,400	12.85	4.23
Over $15.01	120,000	17.62	7.43	46,000	17.70	6.46
	751,827	$13.57	4.82	433,827	$13.31	4.45

The following table summarizes information about the Company’s nonvested stock option activity for the years ended December 31, 2020 and 2019:

Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2018	640,001	$3.30
Granted	30,000	1.87
Vested	(176,000)	3.28
Forfeited	(15,000)	2.34
Nonvested at December 31, 2019	479,001	3.24

Nonvested at December 31, 2019	479,001	3.24
Granted	35,000	2.06
Vested	(179,001)	3.26
Forfeited	(17,000)	2.21
Nonvested at December 31, 2020	318,000	3.16

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  Expense for the stock options granted of $398,000, $582,000 and $608,000 was recognized during the years ended December 31, 2020, 2019 and 2018, respectively.  At December 31, 2020, the Company had $744,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 20 months.

The following table summarizes information about the Company’s restricted stock shares activity for the years ended December 31, 2020 and 2019:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	162,600	$12.85
Granted	-	-
Vested	(89,600)	12.84
Forfeited	-	-
Nonvested at December 31, 2019	73,000	12.86

Nonvested at December 31, 2019	73,000	12.86
Granted	-	-
Vested	(27,000)	13.06
Forfeited	-	-
Nonvested at December 31, 2020	46,000	12.75

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  Expense for the restricted stock awards of $318,000, $486,000 and $1.2 million was recorded for the years ended December 31, 2020, 2019 and 2018, respectively.  At December 31, 2020, the Company had $311,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 13 months.

11)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank’s plan.  Waterstone Mortgage employees over 18 years of age are eligible to participate in its plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made matching contributions of $1.4 million, $1.0 million and $971,000 to the plans during the years ended December 31, 2020, 2019 and 2018, respectively.

12)	Employee Stock Ownership Plan

All WaterStone Bank employees are eligible to participate in the WaterStone Bank Employee Stock Ownership Plan (the “Plan”) after they attain 21 years of age and complete 12 consecutive months of service in which they work at least 1,000 hours of service.  The Plan debt is secured by shares of the Company.  The Company has committed to make annual contributions to the Plan necessary to repay the loan, including interest.

 During the year ended December 31, 2005, the Plan borrowed $8.5 million from the Company and purchased 835,610 shares of common stock of the Company in the open market. During the year ended December 31, 2014, the Plan borrowed an additional $23.8 million from the Company, refinanced the remaining 83,561 shares (related to the 2005 Plan purchase), and purchased an additional 2,024,000 shares of common stock of the Company in the open market.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-twentieth of the total 2,107,561 shares are scheduled to be released annually as shares are earned over a period of 20 years, beginning with the period ended December 31, 2014.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as “Unearned ESOP shares” in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $1.8 million, $1.8 million and $1.8 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, 2020 and 2019 is as follows:

	2020	2019
Beginning ESOP shares	1,475,293	1,580,671
Shares committed to be released	(105,378)	(105,378)
Unreleased shares	1,369,915	1,475,293
Fair value of unreleased shares (in millions)	$25.8	$28.1

13)	Income Taxes

The provision for income taxes for the year ended December 31, 2020, 2019 and 2018 consists of the following:

	Years ended December 31,
	2020	2019	2018
	(In Thousands)
Current:
Federal	$22,272	$8,377	$7,087
State	7,319	2,655	1,904
	29,591	11,032	8,991
Deferred:
Federal	(2,171)	619	452
State	(449)	20	83
	(2,620)	639	535
Total	$26,971	$11,671	$9,526

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2020, 2019 and 2018 as follows:

	Years ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Income before income taxes	$108,116	$47,574	$40,280
Tax at Federal statutory rate (21% in 2020, 2019, and 2018)	22,704	9,991	8,459
Add (deduct) effect of:
State income taxes net of Federal income tax benefit	5,428	2,113	1,570
Cash surrender value of life insurance	(400)	(406)	(388)
Non-deductible ESOP and stock option expense	133	186	188
Tax-exempt interest income	(222)	(236)	(248)
Non-deductible compensation	96	216	177
Death benefit on bank owned life insurance	(306)	-	-
Stock compensation	(387)	(312)	(313)
Other	(75)	119	81
Income tax provision	$26,971	11,671	9,526
Effective tax rate	24.9%	24.5%	23.6%

The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2020 and 2019:

	December 31,
	2020	2019
Gross deferred tax assets:	(In Thousands)
Depreciation	$832	-
Restricted stock and stock options	312	440
Allowance for loan losses	4,682	3,031
Repurchase reserve for loans sold	765	244
Non-accrual interest	208	262
Real estate owned	166	305
Litigation	1,206	-
Unrealized loss on impaired securities	23	23
Lease liability	1,855	2,170
Other	49	32
Total gross deferred tax assets	10,098	6,507
Gross deferred tax liabilities:
Depreciation	-	(80)
Unrealized gain on securities available for sale, net	(1,059)	(429)
Mortgage servicing rights	(1,558)	(75)
FHLB stock dividends	(52)	(51)
Lease asset	(1,726)	(2,053)
Deferred loan fees	(300)	(406)
Deferred liabilities	(4,695)	(3,094)
Net deferred tax assets	$5,403	$3,413

The Company had a Wisconsin net operating loss carry forward of $20,000 at December 31, 2020 which will begin to expire in 2028. The Company has no capital loss carryforwards as of December 31, 2020.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2020 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and combined state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to state income tax examinations by certain state tax authorities for years before 2016 or subject to federal tax examinations for the years before 2017.

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

	December 31,
	2020	2019
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans(1)	$23,891	$13,389
Commitments to extend credit under home equity lines of credit	13,653	13,776
Unused portion of construction loans	74,173	90,439
Unused portion of business lines of credit	19,207	14,623
Standby letters of credit	1,296	885
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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2020 and 2019.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions that is reported as a component of other liabilities on the Company's consolidated statement of financial condition totaled $2.9 million and $921,000 as of December 31, 2020 and December 31, 2019, respectively.

In the normal course of business, the Company, or its subsidiaries are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Herrington et al. v. Waterstone Mortgage Corporation

Waterstone Mortgage Corporation was a defendant in a class action lawsuit that was filed in the United States District Court for the Western District of Wisconsin and subsequently compelled to arbitration before the American Arbitration Association. The plaintiff class alleged that Waterstone Mortgage Corporation violated certain provisions of the Fair Labor Standards Act (FLSA) and failed to pay loan officers consistent with their employment agreements. On July 5, 2017, the arbitrator issued a Final Award finding Waterstone Mortgage Corporation liable for unpaid minimum wages, overtime, unreimbursed business expenses, and liquidated damages under the FLSA. On December 8, 2017, the District Court confirmed the award in large part, and entered a judgment against Waterstone in the amount of $7.3 million in damages to Claimants, $3.3 million in attorney fees and costs, and a $20,000 incentive fee to Plaintiff Herrington.

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

In May 2019, Herrington re-initiated her individual arbitration. The arbitrator issued a written award on February 18, 2020 in which he found Waterstone liable for damages, awarding Herrington $14,952 in damages on her claims. On May 6, 2020, the arbitrator issued an award that would allow Herrington to recover $1.1 million in attorney fees and costs.  As a result of that award, the Company recorded a loss reserve with respect to this matter for $1.1 million during the three months ended March 31, 2020.

Various Claimants v. Waterstone Mortgage Corporation

Subsequent to the aforementioned decision by the United States District Court for the Western District of Wisconsin, which ruled that claims brought forth under the Herrington class action lawsuit must be resolved through single-plaintiff arbitration, 95 of the prior claimants in the aforementioned class action lawsuit filed new demands in arbitration asserting similar claims (“the Arbitrations”). Waterstone answered the arbitration demands and denied the allegations.

Raeleen Johnson v. Waterstone

Subsequent to the aforementioned decision by the United States District Court for the Western District of Wisconsin vacating the prior collective award, on May 3, 2019, Raeleen Johnson and 38 other Loan Originators who were prior Claimants in the Herrington Arbitration also filed a claim in the Eastern District of Wisconsin, in the United States District Court for the Eastern District of Wisconsin, Johnson et al. v. Waterstone Mortgage Corporation. The Johnson action claimed that Waterstone Mortgage Corporation violated the FLSA by failing to pay loan officers minimum and overtime wages. They also alleged that Waterstone breached its contractual agreement regarding their compensation. The Johnson action was pleaded as a class and collective action, brought on behalf of Johnson and other Waterstone loan originators. Johnson did not move for certification of her claims, and in August 2020, the Court issued an order finding that since no motion for certification had been filed, the case would not proceed as a class action.  Ultimately, this case was limited to 30 plaintiffs.

Resolution of Claims

In September 2020, the parties reached a tentative agreement to resolve all of the above claims, including the Herrington individual arbitration and resulting $1.1 million award, the Arbitrations, and the Raeleen Johnson action. The proposed settlement payment was $4.25 million in total, which fully resolved all of the alleged claims and all attorney fees and costs. The parties finalized the terms of the settlement in November 2020.  The global settlement was submitted to the arbitrator and approved in December 2020.  As a result, the Company recorded a loss reserve with respect to this matter for $4.25 million during the year ended and as of December 31, 2020.  The expense related to this reserve is reflected in Professional Fees in the Consolidated Statements of Operations.  The Company funded the settlement on February 5, 2021 and these matters are now closed.

15)	Derivative Financial Instruments

Mortgage Banking Derivatives

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At December 31, 2020, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $779.9 million and interest rate lock commitments with an aggregate notional amount of approximately $486.2 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2020 included a loss of $5.1 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2020 included a gain of $11.1 million that is reported as a component of other assets on the Company's consolidated statements of financial condition. At December 31, 2019, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $345.0 million and interest rate lock commitments with an aggregate notional amount of approximately $174.3 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2019 included a gain of $3,000 that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2019 included a gain of $1.8 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

The aggregate amortizing notional value of back-to-back swaps with various commercial borrowers was $107.5 million at December 31, 2020 and $30.9 million at December 31, 2019. The Company receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported as a component of other assets on the Company's consolidated statement of financial condition of $3.9 million as of December 31, 2020 and $680,000 as of December 31, 2019. As of December 31, 2020 and December 31, 2019, no back-to-back swaps were in default.

The aggregate amortizing notional value of back-to-back swaps with dealer counterparties was $107.5 million as of  December 31, 2020 and $30.9 million as of December 31, 2019. The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These swaps' maturity dates range from December 2029 to June 2037. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported as a component of other liabilities on the Company's consolidated statement of financial condition of $3.9 million as of December 31, 2020 and $680,000 as of December 31, 2019. No right of offset existed with dealer counterparty swaps as of December 31, 2020 and December 31, 2019.

All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged $7.2 million in mortgage backed securities to secure its obligation under these contracts at December 31, 2020 and $710,000 in cash at December 31, 2019.

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

The following table presents information about our assets and liabilities recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$25,100	$-	$25,100	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	63,284	-	63,284	-
Private-label issued	3,665	-	3,665	-
Government sponsored enterprise bonds	2,503	-	2,503	-
Municipal securities	53,614	-	53,614	-
Other debt securities	11,453	-	11,453	-
Loans held for sale	402,003	-	402,003	-
Mortgage banking derivative assets	11,057	-	-	11,057
Interest rate swap assets	3,892	-	3,892	-
Liabilities
Mortgage banking derivative liabilities	5,140	-	-	5,140
Interest rate swap liabilities	3,892	-	3,892	-

		Fair Value Measurements Using
	December 31, 2019	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$34,150	$-	$34,150	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	81,754	-	81,754	-
Municipal securities	53,692	-	53,692	-
Other debt securities	8,880	-	8,880	-
Loans held for sale	220,123	-	220,123	-
Mortgage banking derivative assets	1,835	-	-	1,835
Interest rate swap assets	680	-	680	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	680	-	680	-

The following summarizes the valuation techniques for assets and liabilities recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

Available for sale securities – The Company's investment securities classified as available for sale include: mortgage-backed securities, collateralized mortgage obligations, government sponsored enterprise bonds, municipal securities and other debt securities. The fair values of mortgage-backed securities, collateralized mortgage obligations and government sponsored enterprise bonds are determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model. Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities, prepayment models and bid/offer market data. For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. The fair values of municipal and other debt securities are determined by a third party valuation source using observable market data utilizing a multi-dimensional relational pricing model. Standard inputs to this model include observable market data such as benchmark yields, reported trades, broker quotes, rating updates and issuer spreads. These model measurements are classified as Level 2 in the fair value hierarchy. The change in fair value is recorded through an adjustment to the statement of comprehensive income.

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

Mortgage banking derivatives, net

Balance at December 31, 2018	$898

Transfer into level 3	-
Mortgage derivative gain, net	937
Balance at December 31, 2019	1,835

Transfer into level 3	-
Mortgage derivative gain, net	4,082
Balance at December 31, 2020	$5,917

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$185	$-	$-	$185
Real estate owned	322	-	-	322
Impaired mortgage servicing rights	189	-	-	189

		Fair Value Measurements Using
	December 31, 2019	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$185	$-	$-	$185
Real estate owned	748	-	-	748
Impaired mortgage servicing rights	206	-	-	206
_________
(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2020, loans determined to be impaired with an outstanding balance of $208,000 were carried net of specific reserves of $23,000 for a fair value of $185,000.  At December 31, 2019, loans determined to be impaired with an outstanding balance of $224,000 were carried net of specific reserves of $39,000 for a fair value of $185,000.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  There were no writedowns during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and December 31, 2019, real estate owned totaled $322,000 and $748,000, respectively.

Mortgage servicing rights -  The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  For the purpose of measuring impairment, mortgage servicing rights are stratified based upon predominant risk characteristics of the underlying loans. At December 31, 2020 and 2019, there was $77,000 of impairment on mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant Unobservable Input Value
	December 31, 2020	Valuation Technique	Unobservable Inputs	Minimum Value	Maximum Value	Weighted Average
Mortgage banking derivatives	$5,917	Pricing models	Pull through rate	5.0%	99.9%	88.0%
Impaired loans	185	Market approach	Discount rates applied to appraisals	15.0%	15.0%	15.0%
Real estate owned	322	Market approach	Discount rates applied to appraisals	34.8%	51.0%	44.6%
Mortgage servicing rights	7,075	Pricing models	Prepayment rate	11.3%	37.9%	12.7%
			Discount rate	9.5%	14.0%	10.6%
			Cost to service	$76.98	$475.26	84.85

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020					December 31, 2019
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$94,767	$94,767	$94,767	$-	$-	$74,300	$74,300	$65,800	$8,500	$-
Securities available-for-sale	159,619	159,619	-	159,619	-	178,476	178,476	-	178,476	-
Loans held for sale	402,003	402,003	-	402,003	-	220,123	220,123	-	220,123	-
Loans receivable	1,375,137	1,374,898	-	-	1,374,898	1,388,031	1,426,224	-	-	1,426,224
FHLB stock	26,720	26,720	-	26,720	-	21,150	21,150	-	21,150	-
Accrued interest receivable	4,957	4,957	4,957	-	-	5,344	5,344	5,344	-	-
Mortgage servicing rights	5,977	7,075	-	-	7,075	282	282	-	-	282
Mortgage banking derivative assets	11,057	11,057	-	-	11,057	1,835	1,835	-	-	1,835
Interest rate swap assets	3,892	3,892	-	3,892	-	680	680	-	680	-

Financial Liabilities
Deposits	1,184,870	1,186,062	483,542	702,520	-	1,067,776	1,070,083	328,005	742,078	-
Advance payments by borrowers for taxes	3,522	3,522	3,522	-	-	4,212	4,212	4,212	-	-
Borrowings	508,074	545,107	-	545,107	-	483,562	483,846	-	483,846	-
Accrued interest payable	1,137	1,137	1,137	-	-	1,559	1,559	1,559	-	-
Mortgage banking derivative liabilities	5,140	5,140	-	-	5,140	-	-	-	-	-
Interest rate swap liabilities	3,892	3,892	-	3,892	-	680	680	-	680	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at December 31, 2020 and December 31, 2019.

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

There were 125,000, 118,000, and 95,000 antidilutive shares of common stock for the years ended December 31, 2020, 2019, and 2018, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	For the year ended December 31,
	2020	2019	2018
	(In Thousands, except per share amounts)
Net income	$81,145	$35,903	$30,754

Weighted average shares outstanding	24,464	26,021	27,363
Effect of dilutive potential common shares	143	226	271
Diluted weighted average shares outstanding	$24,607	$26,247	$27,634

Basic income per share	$3.32	$1.38	$1.12
Diluted income per share	$3.30	$1.37	$1.11

18)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2020	2019
	(In Thousands)
Assets
Cash and cash equivalents	$44,386	$54,730
Investment in subsidiaries	373,665	342,295
Other assets	304	187
Total Assets	$418,355	$397,212

Liabilities and shareholders' equity
Liabilities:
Other liabilities	$5,237	$3,526
Shareholders' equity
Preferred Stock (par value $0.01 per share), Authorized - 50,000,000 shares in 2020 and 2019, no shares issued	-	-
Common stock (par value $0.01 per share), Authorized - 100,000,000 shares in 2020 and in 2019, Issued - 25,087,976 in 2020 and 27,148,411 in 2019, Outstanding - 25,087,976 in 2020 and 27,148,411 in 2019	251	271
Additional paid-in-capital	180,684	211,997
Retained earnings	245,287	197,393
Unearned ESOP shares	(15,430)	(16,617)
Accumulated other comprehensive gain (net of taxes)	2,326	642
Total shareholders' equity	413,118	393,686
Total liabilities and shareholders' equity	$418,355	$397,212

Statements of Operations

	For the year ended December 31,
	2020	2019	2018
	(In Thousands)

Interest income	$688	$793	$656
Equity in income of subsidiaries (distributed and undistributed)	81,122	35,784	30,722
Total income	81,810	36,577	31,378

Professional fees	47	58	37
Other expense	610	577	577
Total expense	657	635	614

Income before income tax expense	81,153	35,942	30,764

Income tax expense	8	39	10
Net income	$81,145	$35,903	$30,754

Statements of Cash Flows

	For the year ended December 31,
	2020	2019	2018
	(In Thousands)
Cash flows from operating activities
Net income	$81,145	$35,903	$30,754
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of unearned ESOP	1,676	1,805	1,796
Stock based compensation	716	1,067	1,760
Equity in earnings of subsidiaries	(81,122)	(35,784)	(30,722)
Change in other assets and liabilities	(853)	1,235	(4,019)
Net cash provided by (used in) operating activities	1,562	4,226	(431)

Net cash used in investing activities	-	-	-

Dividends received from subsidiary	52,152	78,456	36,535
Cash dividends on common stock	(31,520)	(25,960)	(27,050)
Proceeds from stock option exercises	3,704	659	1,304
Purchase of common stock returned to authorized but unissued	(36,242)	(22,767)	(19,196)
Net cash (used in) provided by financing activities	(11,906)	30,388	(8,407)
Net (decrease) increase in cash	(10,344)	34,614	(8,838)
Cash and cash equivalents at beginning of year	54,730	20,116	28,954
Cash and cash equivalents at end of year	$44,386	$54,730	$20,116

19)	Segment Reporting

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

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the primary purpose of sale in the secondary market. Mortgage banking products and services are provided by offices in 22 states with the ability to lend in 48 states.

	As of or for the Year ended December 31, 2020
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income (loss)	$54,616	$(1,171)	$55	$53,500
Provision for loan losses	6,075	265	-	6,340
Net interest income (loss) after provision for loan losses	48,541	(1,436)	55	47,160

Noninterest income	8,723	236,659	(1,365)	244,017

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,233	119,432	(619)	139,046
Occupancy, office furniture, and equipment	3,688	6,535	-	10,223
Advertising	1,041	2,650	-	3,691
Data processing	2,284	1,636	21	3,941
Communications	411	918	-	1,329
Professional fees	695	7,376	47	8,118
Real estate owned	(8)	-	-	(8)
Loan processing expense	-	4,646	-	4,646
Other	2,507	10,345	(777)	12,075
Total noninterest expenses	30,851	153,538	(1,328)	183,061
Income before income taxes	26,413	81,685	18	108,116
Income taxes	5,219	21,744	8	26,971
Net income	$21,194	$59,941	$10	$81,145

Total Assets	$2,116,560	$456,076	$(388,049)	$2,184,587

	As of or for the Year ended December 31, 2019
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income	$54,019	$(1,910)	$88	$52,197
Provision (credit) for loan losses	(1,050)	150	-	(900)
Net interest income (loss) after provision for loan losses	55,069	(2,060)	88	53,097

Noninterest income	5,020	126,910	(1,180)	130,750

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	18,195	84,230	(707)	101,718
Occupancy, office furniture and equipment	3,752	6,854	-	10,606
Advertising	920	2,965	-	3,885
Data processing	2,121	1,493	16	3,630
Communications	358	1,001	-	1,359
Professional fees	813	2,734	58	3,605
Real estate owned	(176)	30	-	(146)
Loan processing expense	-	3,288	-	3,288
Other	2,205	6,741	(618)	8,328
Total noninterest expenses	28,188	109,336	(1,251)	136,273
Income before income taxes	31,901	15,514	159	47,574
Income taxes	7,296	4,336	39	11,671
Net income	$24,605	$11,178	$120	$35,903

Total Assets	$1,955,999	$258,928	$(218,580)	$1,996,347

	As of or for the Year ended December 31, 2018
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$54,946	$(850)	$81	$54,177
Provision (credit) for loan losses	(1,150)	90	-	(1,060)
Net interest income (loss) after provision for loan losses	56,096	(940)	81	55,237

Noninterest income	4,299	115,429	(1,529)	118,199

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	18,385	79,982	(583)	97,784
Occupancy, office furniture and equipment	3,307	7,548	-	10,855
Advertising	749	3,374	-	4,123
Data processing	1,671	1,105	16	2,792
Communications	425	1,186	-	1,611
Professional fees	967	1,343	17	2,327
Real estate owned	1	-	-	1
Loan processing expense	-	3,372	-	3,372
Other	2,715	8,522	(946)	10,291
Total noninterest expenses	28,220	106,432	(1,496)	133,156
Income before income taxes	32,175	8,057	48	40,280
Income taxes	7,273	2,243	10	9,526
Net income	$24,902	$5,814	$38	$30,754

Total Assets	$1,913,647	$166,926	$(165,192)	$1,915,381

20)	Leases

The Company has entered into operating lease agreements for two of its community banking branch locations, all of its mortgage banking office locations, and some of its office equipment.  The leases have fixed terms defined regarding the payments and length.  The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of financial condition. Some of the leases included options to extend the leases.  These options are reviewed and factored into the length of the lease if the option is expected to be extended.  Leases did not contain an implicit rate; therefore, the Company used the incremental borrowing rates for the discount rate.  There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the twelve months ended December 31, 2020.

At December 31, 2020, the Company had lease liabilities totaling $7.1 million and right-of-use assets totaling $6.6 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively, on the consolidated statements of financial condition.

The cost components of our operating leases were as follows for the year ended December 31, 2020:

Year ended December 31, 2020
(In Thousands)
Operating lease cost	$3,158
Variable cost	487
Short-term lease cost	737
Total	$4,382

At December 31, 2020, the Company had leases that had not yet commenced, but will create approximately $163,000 of additional lease liabilities and right-of-use assets for the Company in the first quarter of 2021.

The table below summarizes other information related to our operating leases:

Year ended December 31, 2020
(Dollars in Millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3.5
Initial recognition of right-of-use asset	1.0
Initial recognition of lease liabilities	1.0
Weighted average remaining lease term - operating leases, in years	3.51
Weighted average discount rate - operating leases	5.5%

As of December 31, 2020, lease liability information for the Company is summarized in the following table.

Maturity analysis	Operating leases
(In Thousands)
One year or less	$2,726
More than one year through two years	1,970
More than two years through three years	1,527
More than three years through four years	939
More than four years through five years	531
More than five years	896
Total lease payments	8,589
Present value discount	(1,457)
Lease Liability	$7,132

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 is effective.

RSM US LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Waterstone Financial, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Waterstone Financial Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 1, 2021 expressed an unqualified opinion.

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
March 1, 2021

Item 9B.       Other Information

None

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

The information in the Company’s definitive Proxy Statement, prepared for the 2021 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Proposal 1 - Election of Directors” and compliance with Section 16 reporting requirements under the caption “Delinquent Section 16(a) Reports” and information concerning corporate governance under the caption “Other Board and Corporate Governance Matters” and "Board Meetings and Committees," is incorporated herein by reference.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 63	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
William F. Bruss, 51	General Counsel, Executive Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Mark R. Gerke, 46	Chief Financial Officer and Executive Vice President of Waterstone Financial and of WaterStone Bank	2016
Jeff McGuiness, 55	Chief Executive Officer and President of Waterstone Mortgage Corporation	2020
Julie A. Glynn, 57	Senior Vice President and Director of Retail Banking of WaterStone Bank	2018

*	Excluding directorships and excluding positions with Bank subsidiary that do not constitute a substantial part of the officers’ duties.

Item 11.      Executive Compensation

The information in the Company’s definitive Proxy Statement, prepared for the 2021 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report,” is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company’s definitive Proxy Statement, prepared for the 2021 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Beneficial Ownership of Common Stock,” is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2020 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2020 Omnibus Incentive Plan	30,000	(1)	$16.61	1,220,000
__________
(1)
Consists of 30,000 shares reserved for grants of stock options.  On December 31, 2020, 30,000 options were outstanding with a weighted average exercise price of $16.61 of which none were exercisable as of that date.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information in the Company’s definitive Proxy Statement, prepared for the 2021 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Transactions with Certain Related Parties,” and “Board Meetings and Committees,” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company’s definitive Proxy Statement, prepared for the 2021 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Ratification of the Appointment of Our Independent Registered Public Accounting Firm,” is incorporated herein by reference.

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
1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Report of RSM US LLP, Independent Registered Public Accounting Firm, on consolidated financial statements.

Consolidated Statements of Financial Condition – December 31, 2020 and 2019.

Consolidated Statements of Operations – Years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Comprehensive Income  – Years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows – Years ended December 31, 2020, 2019 and 2018.

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

WATERSTONE FINANCIAL, INC
(“Waterstone Financial” or the “Company”)
Commission File No. 000-51507

EXHIBIT INDEX
TO
2020 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2020:

Exhibit	Description	Filed Herewith

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

4.1	Common Stock Certificate (1)

4.2	Description of Registant Securities (6)

10.1	Waterstone Financial, Inc. 2020 Omnibus Incentive Plan †(8)

10.3	Employment Agreement By and Between WaterStone Bank SSB and Douglas S. Gordon †(3)

10.4	Change in Control Agreement Between WaterStone Bank SSB and Julie Glynn †(4)

10.6	Waterstone Financial, Inc. Incentive Plan †(5)

10.7	Employment Agreement By and Between Waterstone Mortgage Corporation and Jeff McGuiness †(9)

21.1	List of Subsidiaries (7)	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Powers of Attorney

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial	X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial	X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial	X

XML	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

EX-101.SCH	Inline XBRL Taxonomy Extension Schema	X

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

EX-101.LAB	Inline XBRL Taxonomy Label Linkbase	X

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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
(3) Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 24, 2014 (File No. 001-36271).
(4) Incorporated by reference to Exhibit 10.6 to Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2019 (File No. 001-36271).
(5) Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 25, 2019 (File No. 001-36271).
(6) Incorporated by reference to Exhibit 4.2 to Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2020 (File No. 001-36271).
(7) Incorporated by reference to Exhibit 21.1 to Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2020 (File No. 001-36271).
(8) Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders filed by Waterstone Financial, Inc.  (Commission file no. 001-36271), filed with the U.S. Securities and Exchange Commission on April 9, 2020.
(9) Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 3, 2020 (File No. 001-36271).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERSTONE FINANCIAL, INC.
March 01, 2021

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
Chief Financial Officer
(Principal Financial & Accounting Officer)
/s/ Thomas E. Dalum
Thomas E Dalum, Director

/s/ Michael L. Hansen
Michael L. Hansen, Director

/s/ Kristine A. Rappé
Kristine A. Rappé, Director

/s/ Stephen J. Schmidt
Stephen J. Schmidt, Director

(1) Derek L. Tyus, Director

*Each of the above signatures is affixed as of March 1, 2021.
(1) Mr. Tyus was elected to serve on the board of directors of Waterstone Financial, Inc. on February 8, 2021.