Form 10-Q
period 2021-03-31
Waterstone Financial, Inc.
filed 2021-05-05
CIK 1569994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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
Yes      ☐            No      ☒
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 25,232,284 at May 4, 2021.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item l. Financial Statements
Consolidated Statements of Financial Condition as of March 31, 2021 (unaudited) and December 31, 2020	3
Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 (unaudited)	5
Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2020 (unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	8-36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37-55
Item 3. Quantitative and Qualitative Disclosures about Market Risk	56
Item 4. Controls and Procedures	57

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	57
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	57 57 57 57 58
Item 6. Exhibits	58
Signatures	58

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets	(Dollars In Thousands, except share and per share data)
Cash	$160,144	$56,190
Federal funds sold	19,029	18,847
Interest-earning deposits in other financial institutions and other short term investments	19,228	19,730
Cash and cash equivalents	198,401	94,767
Securities available for sale (at fair value)	162,263	159,619
Loans held for sale (at fair value)	341,293	402,003
Loans receivable	1,335,423	1,375,137
Less: Allowance for loan losses	17,780	18,823
Loans receivable, net	1,317,643	1,356,314

Office properties and equipment, net	23,402	23,722
Federal Home Loan Bank stock (at cost)	26,720	26,720
Cash surrender value of life insurance	63,874	63,573
Real estate owned, net	150	322
Prepaid expenses and other assets	64,265	57,547
Total assets	$2,198,011	$2,184,587

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$194,978	$188,225
Money market and savings deposits	318,959	295,317
Time deposits	705,754	701,328
Total deposits	1,219,691	1,184,870

Borrowings	490,505	508,074
Advance payments by borrowers for taxes	12,048	3,522
Other liabilities	45,086	75,003
Total liabilities	1,767,330	1,771,469

Shareholders’ equity:
Preferred stock (par value $0.01 per share)
Authorized - 50,000,000 shares at March 31, 2021 and at December 31, 2020, no shares issued	-	-
Common stock (par value $0.01 per share)
Authorized - 100,000,000 shares at March 31, 2021 and at December 31, 2020
Issued - 25,230,284 at March 31, 2021 and 25,087,976 at December 31, 2020
Outstanding - 25,230,284 at March 31, 2021 and 25,087,976 at December 31, 2020	252	251
Additional paid-in capital	182,533	180,684
Retained earnings	261,859	245,287
Unearned ESOP shares	(15,133)	(15,430)
Accumulated other comprehensive income, net of taxes	1,170	2,326
Total shareholders’ equity	430,681	413,118
Total liabilities and shareholders’ equity	$2,198,011	$2,184,587

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2021	2020
	(In Thousands, except per share amounts)

Interest income:
Loans	$16,603	$17,687
Mortgage-related securities	491	702
Debt securities, federal funds sold and short-term investments	875	1,063
Total interest income	17,969	19,452
Interest expense:
Deposits	1,517	4,318
Borrowings	2,500	2,608
Total interest expense	4,017	6,926
Net interest income	13,952	12,526
Provision (credit) for loan losses	(1,070)	785
Net interest income after provision (credit) for loan losses	15,022	11,741
Noninterest income:
Service charges on loans and deposits	690	481
Increase in cash surrender value of life insurance	301	353
Mortgage banking income	54,391	30,406
Other	817	224
Total noninterest income	56,199	31,464
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	34,123	24,401
Occupancy, office furniture, and equipment	2,565	2,741
Advertising	824	900
Data processing	971	1,006
Communications	331	338
Professional fees	(315)	1,832
Real estate owned	(12)	11
Loan processing expense	1,335	1,076
Other	3,178	2,903
Total noninterest expenses	43,000	35,208
Income before income taxes	28,221	7,997
Income tax expense	6,877	1,928
Net income	$21,344	$6,069
Income per share:
Basic	$0.90	$0.24
Diluted	$0.89	$0.24
Weighted average shares outstanding:
Basic	23,735	25,405
Diluted	23,950	25,612

See accompanying notes to unaudited consolidated financial statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2021	2020
	(In Thousands)
Net income	$21,344	$6,069

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gains on available for sale securities:
Net unrealized holding (loss) gains arising during the period, net of tax benefit (expense) of $432 and $(319), respectively	(1,156)	850
Total other comprehensive (loss) income	(1,156)	850
Comprehensive income	$20,188	$6,919

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
For the three months ended March 31, 2020	(In Thousands, except per share amounts)
Balances at December 31, 2019	27,148	$271	$211,997	$197,393	$(16,617)	$642	$393,686

Comprehensive income:
Net income	-	-	-	6,069	-	-	6,069
Other comprehensive income	-	-	-	-	-	850	850
Total comprehensive income							6,919

ESOP shares committed to be released to Plan participants	-	-	152	-	297	-	449
Cash dividend declared, $0.62 per share	-	-	-	(15,650)	-	-	(15,650)
Proceeds from stock option exercises	39	1	452	-	-	-	453
Stock compensation expense	-	-	214	-	-	-	214
Purchase of common stock returned to authorized but unissued	(912)	(9)	(14,236)	-	-	-	(14,245)
Balances at March 31, 2020	26,275	$263	$198,579	$187,812	$(16,320)	$1,492	$371,826

For the three months ended March 31, 2021	(In Thousands, except per share amounts)
Balances at December 31, 2020	25,088	$251	$180,684	$245,287	$(15,430)	$2,326	$413,118

Comprehensive income:
Net income	-	-	-	21,344	-	-	21,344
Other comprehensive loss	-	-	-	-	-	(1,156)	(1,156)
Total comprehensive income							20,188

ESOP shares committed to be released to Plan participants	-	-	223	-	297	-	520
Cash dividend declared, $0.20 per share	-	-	-	(4,772)	-	-	(4,772)
Proceeds from stock option exercises	142	1	1,458	-	-	-	1,459
Stock compensation expense	-	-	175	-	-	-	175
Purchase of common stock returned to authorized but unissued	-	-	(7)	-	-	-	(7)
Balances at March 31, 2021	25,230	$252	$182,533	$261,859	$(15,133)	$1,170	$430,681

See accompanying notes to unaudited consolidated financial statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2021	2020
	(In Thousands)

Operating activities:
Net income	$21,344	$6,069
Adjustments to reconcile net income to cash provided by (used) in operating activities:
Provision (credit) for loan losses	(1,070)	785
Depreciation, amortization, accretion	1,749	1,257
Deferred taxes	2,059	40
Stock based compensation	175	214
Origination of mortgage servicing rights	(3,516)	(58)
Gain on sale of loans held for sale	(53,708)	(31,837)
Loans originated for sale	(1,109,074)	(687,694)
Proceeds on sales of loans originated for sale	1,223,492	676,918
Decrease (increase) in accrued interest receivable	33	(147)
Increase in cash surrender value of life insurance	(301)	(353)
Increase in derviative assets	(544)	(6,571)
Decrease in accrued interest on deposits and borrowings	(102)	(38)
(Increase) decrease in prepaid tax expense	(463)	96
Legal settlement	(4,250)	-
(Decrease) increase in derviative liabilities	(5,140)	9,465
Net gain related to real estate owned	(11)	(5)
Change in other assets and other liabilities, net	(11,282)	(5,804)
Net cash provided by (used in) operating activities	59,391	(37,663)

Investing activities:
Net decrease (increase) in loans receivable	39,742	(21,293)
Purchases of:
FHLB stock	-	(1,800)
Mortgage related securities	(16,153)	(686)
Debt securities	-	(2,500)
Premises and equipment, net	(268)	(241)
Proceeds from:
Principal repayments on mortgage-related securities	11,022	9,729
Maturities of debt securities	885	1,555
Sales of real estate owned	183	59
Net cash provided by (used in) investing activities	35,411	(15,177)

Financing activities:
Net increase in deposits	34,821	18,292
Net change in short term borrowings	(17,569)	38,618
Cash paid for advance payments by borrowers for taxes	(5,025)	(3,040)
Cash dividends on common stock	(4,847)	(2,414)
Purchase of common stock returned to authorized but unissued	(7)	(14,245)
Proceeds from stock option exercises	1,459	453
Net cash provided by financing activities	8,832	37,664
Increase (decrease) in cash and cash equivalents	103,634	(15,176)
Cash and cash equivalents at beginning of period	94,767	74,300
Cash and cash equivalents at end of period	$198,401	$59,124

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$5,281	$1,791
Interest payments	4,119	6,964
Noncash activities:
Dividends declared but not paid in other liabilities	5,157	16,737

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2020 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three months ended March 31, 2021 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It included an option for entities to delay the adoption of ASC Topic 326 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Due to the uncertainty on the economy and unemployment from COVID-19, the Company determined to delay its adoption of ASC Topic 326 and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASC Topic 326. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The legislation extended the delay of the adoption of ASC Topic 326 allowed under the CARES Act until the earlier of the termination date of the national emergency declaration by the President or January 1, 2022.

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

As we continue to evaluate the provisions of ASC Topic 326 as of and for the three months ended March 31, 2021, we are considering the following in developing our forecast and its effect on our CECL calculations:

•	Duration, extent and severity of COVID-19;
•	Effect of government assistance; and
•	Unemployment and effect on economies and markets.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$23,862	$868	$(152)	$24,578
Collateralized mortgage obligations:
Government sponsored enterprise issued	67,447	1,428	(460)	68,415
Private -label issued	3,081	49	-	3,130
Mortgage-related securities	94,390	2,345	(612)	96,123

Government sponsored enterprise bonds	2,500	-	(32)	2,468
Municipal securities	50,574	1,683	(16)	52,241
Other debt securities	12,500	24	(1,093)	11,431
Debt securities	65,574	1,707	(1,141)	66,140
	$159,964	$4,052	$(1,753)	$162,263

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$24,005	$1,110	$(15)	$25,100
Collateralized mortgage obligations:
Government sponsored enterprise issued	61,604	1,693	(13)	63,284
Private label issued	3,611	54	-	3,665
Mortgage-related securities	89,220	2,857	(28)	92,049

Government sponsered enterprise bonds	2,500	3	-	2,503
Municipal securities	51,512	2,102	-	53,614
Other debt securities	12,500	46	(1,093)	11,453
Debt securities	66,512	2,151	(1,093)	67,570
	$155,732	$5,008	$(1,121)	$159,619

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At March 31, 2021, $687,000 of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2020, $785,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities and $7.2 million were pledged as collateral to secure back-to-back swaps.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2021 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$9,390	$9,456
Due after one year through five years	33,922	34,913
Due after five years through ten years	17,143	16,649
Due after ten years	5,119	5,122
Mortgage-related securities	94,390	96,123
	$159,964	$162,263

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$4,308	$(152)	$-	$-	$4,308	$(152)
Collateralized mortgage obligations:
Government sponsored enterprise issued	19,956	(460)	-	-	19,956	(460)
Government sponsored enterprise bonds	2,468	(32)	-	-	2,468	(32)
Municipal securities	3,171	(16)	-	-	3,171	(16)
Other debt securities	-	-	8,907	(1,093)	8,907	(1,093)
	$29,903	$(660)	$8,907	$(1,093)	$38,810	$(1,753)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$2,089	$(15)	$-	$-	$2,089	$(15)
Collateralized mortgage obligations:
Government sponsored enterprise issued	4,880	(13)	-	-	4,880	(13)
Municipal securities	-	-	-	-	-	-
Other debt securities	-	-	8,907	(1,093)	8,907	(1,093)
	$6,969	$(28)	$8,907	$(1,093)	$15,876	$(1,121)

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

As of March 31, 2021, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price.  There have been no additional credit losses related to the security.  As of March 31, 2021, this security had an amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of March 31, 2021, the Company had one corporate debt security, included in other debt securities, which had been in an unrealized loss position for twelve months or longer. The security was determined not to be other-than-temporarily impaired as of March 31, 2021. The Company has determined that the decline in fair value of these securities is not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, this security is not considered other-than-temporarily impaired.

During the three months ended March 31, 2021 and March 31, 2020, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$401,170	$426,792
Multi-family	572,165	571,948
Home equity	14,673	14,820
Construction and land	57,123	77,080
Commercial real estate	241,790	238,375
Consumer	698	736
Commercial loans	47,804	45,386
	$1,335,423	$1,375,137

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

Qualifying loans receivable totaling $1.01 billion and $1.07 billion at March 31, 2021 and December 31, 2020, respectively, were pledged as collateral against $474.0 million and $499.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at March 31, 2021 and December 31, 2020.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $7.0 million as of March 31, 2021 and $7.2 million as of December 31, 2020.  None of these loans were past due or considered impaired as of March 31, 2021 or December 31, 2020.

As of March 31, 2021, there were no loans 90 or more days past due and still accruing interest.  As of December 31, 2020, there was a $586,000 loan that was 90 or more days past due and still accruing interest.  The Bank received full payoff of the loan subsequent to December 31, 2020.

An analysis of past due loans receivable as of March 31, 2021 and December 31, 2020 follows:

	As of March 31, 2021
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$4,170	$-	$2,159	$6,329	$394,841	$401,170
Multi-family	-	-	314	314	571,851	572,165
Home equity	36	-	30	66	14,607	14,673
Construction and land	-	-	43	43	57,080	57,123
Commercial real estate	-	-	30	30	241,760	241,790
Consumer	-	-	-	-	698	698
Commercial loans	140	-	-	140	47,664	47,804
Total	$4,346	$-	$2,576	$6,922	$1,328,501	$1,335,423

	As of December 31, 2020
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$3,796	$142	$3,530	$7,468	$419,324	$426,792
Multi-family	-	-	314	314	571,634	571,948
Home equity	-	-	30	30	14,790	14,820
Construction and land	-	-	43	43	77,037	77,080
Commercial real estate	-	-	41	41	238,334	238,375
Consumer	-	-	-	-	736	736
Commercial loans	-	-	-	-	45,386	45,386
Total	$3,796	$142	$3,958	$7,896	$1,367,241	$1,375,137

(1)   Includes $394,000 and $611,000 at March 31, 2021 and December 31, 2020, respectively, which are on non-accrual status.
(2)   Includes $- and $- at March 31, 2021 and December 31, 2020, respectively, which are on non-accrual status.
(3)   Includes $1.2 million and $1.6 million at March 31, 2021 and December 31, 2020, respectively, which are on non-accrual status.

A summary of the activity for the three months ended March 31, 2021 and 2020 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended March 31, 2021
Balance at beginning of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823
Provision (credit) for loan losses	(862)	421	(15)	(505)	(123)	(2)	16	(1,070)
Charge-offs	(14)	-	-	-	-	-	-	(14)
Recoveries	11	23	4	1	2	-	-	41
Balance at end of period	$4,594	$6,044	$183	$1,251	$5,017	$33	$658	$17,780

Three months ended March 31, 2020
Balance at beginning of period	$4,907	$4,138	$201	$610	$2,145	$14	$372	$12,387
Provision (credit) for loan losses	(234)	160	32	76	654	10	87	785
Charge-offs	(6)	-	-	-	-	(1)	-	(7)
Recoveries	47	3	6	1	4	-	-	61
Balance at end of period	$4,714	$4,301	$239	$687	$2,803	$23	$459	$13,226

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of March 31, 2021 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$21
Allowance related to loans collectively evaluated for impairment	4,573	6,044	183	1,251	5,017	33	658	17,759
Balance at end of period	$4,594	$6,044	$183	$1,251	$5,017	$33	$658	$17,780

Loans individually evaluated for impairment	$6,462	$314	$59	$43	$6,964	$-	$1,097	$14,939
Loans collectively evaluated for impairment	394,708	571,851	14,614	57,080	234,826	698	46,707	1,320,484
Total gross loans	$401,170	$572,165	$14,673	$57,123	$241,790	$698	$47,804	$1,335,423

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of December 31, 2020 follows:

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of March 31, 2021 and December 31, 2020:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2021
Substandard	$6,462	$314	$242	$43	$6,964	$-	$1,796	$15,821
Watch	6,164	272	83	4,269	5,585	-	3,127	19,500
Pass	388,544	571,579	14,348	52,811	229,241	698	42,881	1,300,102
	$401,170	$572,165	$14,673	$57,123	$241,790	$698	$47,804	$1,335,423

At December 31, 2020
Substandard	$7,804	$341	$248	$43	$6,026	$-	$710	$15,172
Watch	7,667	275	15	4,282	6,714	-	4,101	23,054
Pass	411,321	571,332	14,557	72,755	225,635	736	40,575	1,336,911
	$426,792	$571,948	$14,820	$77,080	$238,375	$736	$45,386	$1,375,137

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

The following tables present data on impaired loans at March 31, 2021 and December 31, 2020.

	As of March 31, 2021
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$206	$206	$21	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	206	206	21	-
Total Impaired with no Reserve
One- to four-family	6,256	7,019	-	763
Multi-family	314	314	-	-
Home equity	59	59	-	-
Construction and land	43	51	-	8
Commercial real estate	6,964	6,964	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	14,733	15,504	-	771
Total Impaired
One- to four-family	6,462	7,225	21	763
Multi-family	314	314	-	-
Home equity	59	59	-	-
Construction and land	43	51	-	8
Commercial real estate	6,964	6,964	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	$14,939	$15,710	$21	$771

	As of December 31, 2020
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$208	$208	$23	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	208	208	23	-
Total Impaired with no Reserve
One- to four-family	7,597	8,444	-	847
Multi-family	341	352	-	11
Home equity	63	63	-	-
Construction and land	43	51	-	8
Commercial real estate	7,248	7,248	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	16,389	17,255	-	866
Total Impaired
One- to four-family	7,805	8,652	23	847
Multi-family	341	352	-	11
Home equity	63	63	-	-
Construction and land	43	51	-	8
Commercial real estate	7,248	7,248	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	$16,597	$17,463	$23	$866

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

The following tables present data on impaired loans for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021		2020
	Average Recorded Investment	Interest Paid	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$207	$4	$216	$4
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	5	10
Consumer	-	-	-	-
Commercial	-	-	-	-
	207	4	221	14
Total Impaired with no Reserve
One- to four-family	6,294	79	8,265	98
Multi-family	314	-	656	17
Home equity	60	1	388	4
Construction and land	43	-	-	-
Commercial real estate	6,967	78	349	4
Consumer	-	-	-	-
Commercial	1,097	12	-	-
	14,775	170	9,658	123
Total Impaired
One- to four-family	6,501	83	8,481	102
Multi-family	314	-	656	17
Home equity	60	1	388	4
Construction and land	43	-	-	-
Commercial real estate	6,967	78	354	14
Consumer	-	-	-	-
Commercial	1,097	12	-	-
	$14,982	$174	$9,879	$137

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $14.7 million of impaired loans as of March 31, 2021 for which no allowance has been provided, $771,000 in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans’ net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans which may result in additional provisions to the allowance for loans losses or charge-offs.

At March 31, 2021, total impaired loans included $11.8 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2020, total impaired loans included $11.6 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of March 31, 2021
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,728	2	$1,088	4	$3,816	6
Commercial real estate	6,934	2	-	-	6,934	2
Commercial	1,097	1	-	-	1,097	1
	$10,759	5	$1,088	4	$11,847	9

	As of December 31, 2020
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,733	2	$532	3	$3,265	5
Commercial real estate	7,207	3	-	-	7,207	3
Commercial	1,097	1	-	-	1,097	1
	$11,037	6	$532	3	$11,569	9

At March 31, 2021, $11.8 million in loans had been modified in troubled debt restructurings and $1.1 million of these loans were included in the non-accrual loan total. The remaining $10.8 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, no valuation allowance was recorded as of March 31, 2021 with respect to the $11.8 million in troubled debt restructurings. As of December 31, 2020, no valuation allowance had been established with respect to the $11.6 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of March 31, 2021
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,206	4	$-	-	$3,206	4
Interest reduction	27	1	-	-	27	1
Principal forbearance	8,614	4	-	-	8,614	4
	$11,847	9	$-	-	$11,847	9

	As of December 31, 2020
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,236	4	$-	-	$3,236	4
Interest reduction	302	2	-	-	302	2
Principal forebearance	8,031	3	-	-	8,031	3
	$11,569	9	$-	-	$11,569	9

There was one one- to four-family loan modified as troubled debt restructurings with a balance of $583,000 during the three months ended March 31, 2021. There were no loans modified as troubled debt restructurings during the three months ended March 31, 2020.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three months ended March 31, 2021 or March 31, 2020.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act.  At March 31, 2021, the Company had approximately $910,000 in outstanding loans subject to principal deferral agreements.

The following table presents data on non-accrual loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in Thousands)
Non-accrual loans:
Residential real estate:
One- to four-family	$3,734	$5,072
Multi-family	314	341
Home equity	59	63
Construction and land	43	43
Commercial real estate	30	41
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$4,180	$5,560
Total non-accrual loans to total loans receivable	0.31%	0.40%
Total non-accrual loans to total assets	0.19%	0.25%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	March 31, 2021	December 31, 2020
	(In Thousands)

One- to four-family	$-	$-
Multi-family	-	-
Construction and land	150	322
Commercial real estate	-	-
Total real estate owned	150	322

The following table presents the activity in the Company’s real estate owned:

	Three months ended March 31,
	2021	2020
	(In Thousands)
Real estate owned at beginning of the period	$322	$748
Transferred from loans receivable	-	-
Sales (net of gains / losses)	(172)	(46)
Write downs	-	-
Other	-	-
Real estate owned at the end of the period	$150	$702

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.3 million at March 31, 2021 and $1.7 million at December 31, 2020.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Three months ended March 31,
	2021	2020
	(In Thousands)
Mortgage servicing rights at beginning of the period	$5,977	$282
Additions	3,516	58
Amortization	(663)	(51)
Sales	-	-
Mortgage servicing rights at end of the period	8,830	289
Valuation allowance during the period	-	(53)
Mortgage servicing rights at end of the period, net	$8,830	$236

During the three months ended March 31, 2021, $1.11 billion in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $1.22 billion, generating mortgage banking income of $54.4 million. The unpaid principal balance of loans serviced for others was $1.26 billion and $871.8 million at March 31, 2021 and December 31, 2020, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $13.0 million at March 31, 2021 and $236,000 at March 31, 2020. During the three months ended March 31, 2021 and March 31, 2020, the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the period ended December 31:
2021	$1,132
2022	1,400
2023	1,216
2024	1,108
Thereafter	3,974
Total	8,830

Note 6— Deposits

At March 31, 2021 and December 31, 2020, time deposits with aggregate balances greater than $250,000 amounted to $114.4 million and $102.6 million, respectively.

A summary of the contractual maturities of time deposits at March 31, 2021 is as follows:

(In Thousands)

Within one year	$594,237
More than one to two years	99,840
More than two to three years	9,718
More than three to four years	886
More than four through five years	1,073
$705,754

Note 7— Borrowings

Borrowings consist of the following:

	March 31, 2021		December 31, 2020
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement	$16,505	3.25%	$9,074	3.25%
Federal Home Loan Bank, Chicago	4,000	0.00%	29,000	0.22%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2027	50,000	1.73%	50,000	1.73%
2028	255,000	2.37%	255,000	2.37%
2029	165,000	1.61%	165,000	1.61%
	$490,505	2.06%	$508,074	1.95%

The short-term repurchase agreement represents the outstanding portion of a total $35.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $16.5 million balance at March 31, 2021 and a $9.1 million balance at December 31, 2020.

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

The FHLB short-term advance consists of one $4.0 million advance with a fixed rate of 0.00% and a maturity date of May 1, 2021.

The $50.0 million advance due in 2027 has a fixed rate of 1.73% and has a contractual maturity date in December 2027.

The $255.0 million in advances due in 2028 consists of one $25.0 million advance with a fixed rate of 2.16%, one $25.0 million advance with a fixed rate of 2.40%, and 2 advances totaling $55.0 million with a fixed rate of 2.27% with a maturity date in March 2028, two advances totaling $50.0 million with fixed rates of 2.34% and 2.48% both with a FHLB single call option in May 2021, one advance of $50.0 million with a fixed rate of 2.34% and with a FHLB quarterly call option currently available, and one advance of $50.0 million with a fixed rate of 2.57% and with a FHLB quarterly call option that currently available.

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

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of multi-family loans and 64% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $26.7 million at March 31, 2021 and at December 31, 2020, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio will be 8% beginning in the second quarter of 2020 and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9%  thereafter.  A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualified community bank, we elected to opt-out of this definition during the second quarter of 2020.

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

As of March 31, 2021, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of March 31, 2021 and December 31, 2020 are presented in the table below:

	March 31, 2021
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$446,657	27.07%	$131,977	8.00%	$173,220	10.50%	$	N/A	N/A
WaterStone Bank	396,096	24.01%	131,977	8.00%	173,220	10.50%		164,971	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	428,877	26.00%	98,983	6.00%	140,226	8.50%		N/A	N/A
WaterStone Bank	378,316	22.93%	98,983	6.00%	140,226	8.50%		131,977	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	428,877	26.00%	74,237	4.50%	115,480	7.00%		N/A	N/A
WaterStone Bank	378,316	22.93%	74,237	4.50%	115,480	7.00%		107,231	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	428,877	19.77%	86,752	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	378,316	17.44%	86,752	4.00%	N/A	N/A		108,440	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	378,316	17.24%	131,644	6.00%	N/A	N/A		N/A	N/A

	December 31, 2020
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$428,972	24.80%	$138,390	8.00%	$181,637	10.50%	$	N/A	N/A
WaterStone Bank	389,519	22.52%	138,346	8.00%	181,579	10.50%		172,933	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,149	23.71%	103,792	6.00%	147,039	8.50%		N/A	N/A
WaterStone Bank	370,696	21.44%	103,760	6.00%	146,993	8.50%		138,346	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,149	23.71%	77,844	4.50%	121,091	7.00%		N/A	N/A
WaterStone Bank	370,696	21.44%	77,820	4.50%	121,053	7.00%		112,406	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	410,149	18.38%	89,238	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	370,696	16.61%	89,263	4.00%	N/A	N/A		111,579	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	370,696	16.62%	133,856	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense totaled $6.9 million for the three months ended March 31, 2021 compared to $1.9 million during the three months ended March 31, 2020. Income tax expense was recognized on the statement of income during the three months ended March 31, 2021 at an effective rate of 24.4% of pretax income compared to 24.1% during the three months ended March 31, 2020.

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

	March 31, 2021	December 31, 2020
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$20,302	$23,891
Commitments to extend credit under home equity lines of credit (2)	12,767	13,653
Unused portion of construction loans (3)	65,790	74,173
Unused portion of business lines of credit	18,221	19,207
Standby letters of credit	1,246	1,296

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of March 31, 2021 and December 31, 2020.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $2.5 million and $2.9 million as of March 31, 2021 and December 31, 2020, respectively.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At March 31, 2021, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $754.0 million and interest rate lock commitments with an aggregate notional amount of approximately $518.1 million.  The fair value of the forward commitments to sell mortgage loans at March 31, 2021 included a gain of $6.6 million that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at March 31, 2021 included a gain of $5.0 million that is reported as a component of other assets on the Company's consolidated statements of financial condition. At December 31, 2020, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $779.9 million and interest rate lock commitments with an aggregate notional amount of approximately $486.2 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2020 included a loss of $5.1 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2020 included a gain of $11.1 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

The aggregate amortizing notional value of back-to-back swaps with various commercial borrowers was $106.9 million at March 31, 2021 and $107.5 million at December 31, 2020. The Company receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported as a component of other assets on the Company's consolidated statement of financial condition of $2.8 million as of March 31, 2021 and $3.9 million as of December 31, 2020. As of March 31, 2021 and December 31, 2020, no back-to-back swaps were in default.

The aggregate amortizing notional value of back-to-back swaps with dealer counterparties was $106.9 million as of March 31, 2021 and $107.5 million as of December 31, 2020. The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These swaps maturity dates range from December 2029 to June 2037. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported as a component of other liabilities on the Company's consolidated statement of financial condition of $2.8 million as of March 31, 2021 and $3.9 million as of December 31, 2020. No right of offset existed with dealer counterparty swaps as of March 31, 2021 and December 31, 2020.

All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no mortgage backed securities to secure its obligation under these contracts at March 31, 2021 and $7.2 million in mortgage backed securities at December 31, 2020.

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

There were 35,000 and 113,000 antidilutive shares of common stock for the three months ended March 31, 2021 and 2020.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended March 31,
	2021	2020

Net income	$21,344	6,069

Weighted average shares outstanding	23,735	25,405
Effect of dilutive potential common shares	215	207
Diluted weighted average shares outstanding	23,950	25,612

Basic earnings per share	$0.90	0.24
Diluted earnings per share	$0.89	0.24

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

The following table presents information about our assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2021	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Available-for-sale securities
Mortgage-backed securities	$24,578	$-	$24,578	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	68,415	-	68,415	-
Private-label issued	3,130	-	3,130	-
Government sponsored enterprise bonds	2,468	-	2,468	-
Municipal securities	52,241	-	52,241	-
Other debt securities	11,431	-	11,431	-
Loans held for sale	341,293	-	341,293	-
Mortgage banking derivative assets	11,601	-	-	11,601
Interest rate swap assets	2,816	-	2,816	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	2,816	-	2,816	-

		Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Available-for-sale securities
Mortgage-backed securities	$25,100	$-	$25,100	$-
Collateralized mortgage obligations
Government sponsored enterpris issued	63,284	-	63,284	-
Private-label	3,665	-	3,665	-
Government sponsored enterprise issued	2,503	-	2,503	-
Municipal securities	53,614	-	53,614	-
Other debt securities	11,453	-	11,453	-
Loans held for sale	402,003	-	402,003	-
Mortgage banking derivative assets	11,057	-	-	11,057
Interest rate swap assets	3,892	-	3,892	-
Liabilities
Mortgage banking derivative liabilities	5,140	-	-	5,140
Interest rate swap liabilities	3,892	-	3,892	-

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2021 and 2020.

	Three months ended March 31,
	2021	2020
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$5,917	$1835
Mortgage derivative gain, net	5,684	(3,282)
Mortgage derivative, net balance at the end of the period	$11,601	$(1,447)
There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2021	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$185	$-	$-	$185
Real estate owned	150	-	-	150
Impaired mortgage servicing rights	189	-	-	189

		Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$185	$-	$-	$185
Real estate owned	322	-	-	322
Impaired mortgage servicing rights	189	-	-	189

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At March 31, 2021, loans determined to be impaired with an outstanding balance of $206,000 were carried net of specific reserves of $21,000 for a fair value of $185,000. At December 31, 2020, loans determined to be impaired with an outstanding balance of $208,000 were carried net of specific reserves of $23,000 for a fair value of $185,000. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. There were no writedowns during the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, real estate owned totaled $150,000 and $322,000, respectively.

Mortgage servicing rights – The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value. At March 31, 2021 and December 31, 2020, there were $77,000, respectively, of impairment on mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value	Weighted Average

Mortgage banking derivatives, net	$11,601	Pricing models	Pull through rate	18.0%	99.8%	91.4%
Impaired loans	206	Market approach	Discount rates applied to appraisals	15.0%	15.0%	15.0%
Real estate owned	150	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%
Mortgage servicing rights	12,972	Pricing models	Prepayment rate	8.1%	33.7%	9.2%
			Discount rate	8.1%	12.0%	9.6%
			Cost to service	$77.01	$839.34	$82.92

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	March 31, 2021					December 31, 2020
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$198,401	$198,401	$198,401	$-	$-	$94,767	$94,767	$94,767	$-	$-
Securities available-for-sale	162,263	162,263	-	162,263	-	159,619	159,619	-	159,619	-
Loans held for sale	341,293	341,293	-	341,293	-	402,003	402,003	-	402,003	-
Loans receivable	1,335,423	1,334,335	-	-	1,334,335	1,375,137	1,374,898	-	-	1,374,898
FHLB stock	26,720	26,720	-	26,720	-	26,720	26,720	-	26,720	-
Accrued interest receivable	4,924	4,924	4,924	-	-	4,957	4,957	4,957	-	-
Mortgage servicing rights	8,830	12,972	-	-	12,972	5,977	7,075	-	-	7,075
Mortgage banking derivative assets	11,601	11,601	-	-	11,601	11,057	11,057	-	-	11,057
Interest rate swap asset	2,816	2,816	-	2,816	-	3,892	3,892	-	3,892	-

Financial Liabilities
Deposits	1,219,691	1,220,776	513,937	706,839	-	1,184,870	1,186,062	483,542	702,520	-
Advance payments by borrowers for taxes	12,048	12,048	12,048	-	-	3,522	3,522	3,522	-	-
Borrowings	490,505	514,121	-	514,121	-	508,074	545,107	-	545,107	-
Accrued interest payable	1,035	1,035	1,035	-	-	1,137	1,137	1,137	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	5,140	5,140	-	-	5,140
Interest rate swap liability	2,816	2,816	-	2,816	-	3,892	3,892	-	3,892	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at March 31, 2021 and December 31, 2020.

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

Presented below is the segment information:

	As of or for the three months ended March 31, 2021
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$14,247	(350)	55	13,952
Provision (credit) for loan losses	(1,100)	30	-	(1,070)
Net interest income after provision (credit) for loan losses	15,347	(380)	55	15,022

Noninterest income	1,243	55,035	(79)	56,199

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,975	29,262	(114)	34,123
Occupancy, office furniture and equipment	1,025	1,540	-	2,565
Advertising	209	615	-	824
Data processing	511	454	6	971
Communications	119	212	-	331
Professional fees	194	(524)	15	(315)
Real estate owned	(12)	-	-	(12)
Loan processing expense	-	1,335	-	1,335
Other	440	2,681	57	3,178
Total noninterest expenses	7,461	35,575	(36)	43,000
Income before income taxes	9,129	19,080	12	28,221
Income tax expense (benefit)	1,786	5,096	(5)	6,877
Net income	$7,343	13,984	17	21,344

Total assets	$2,132,366	411,750	(346,105)	2,198,011

	As of or for the three months ended March 31, 2020
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$12,908	(379)	(3)	12,526
Provision for loan losses	750	35	-	785
Net interest income after provision for loan losses	12,158	(414)	(3)	11,741

Noninterest income	1,028	30,798	(362)	31,464

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,168	19,387	(154)	24,401
Occupancy, office furniture and equipment	1,014	1,727	-	2,741
Advertising	248	652	-	900
Data processing	605	395	6	1,006
Communications	97	241	-	338
Professional fees	198	1,620	14	1,832
Real estate owned	11	-	-	11
Loan processing expense	-	1,076	-	1,076
Other	580	2,552	(229)	2,903
Total noninterest expenses	7,921	27,650	(363)	35,208
Income (loss) before income taxes	5,265	2,734	(2)	7,997
Income tax expense	1,154	768	6	1,928
Net income (loss)	$4,111	1,966	(8)	6,069

Total assets	$2,018,092	311,570	(272,986)	2,056,676

Note 15 – Leases

The Company has entered into operating lease agreements for two of its community banking branch locations, all of its mortgage banking office locations, and some of its office equipment.  The leases have fixed terms defined regarding the payments and length.  The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of financial condition. Some of the leases included options to extend the leases.  These options are reviewed and factored into the length of the lease if the option is expected to be extended.  Leases did not contain an implicit rate; therefore, the Company used the incremental borrowing rates for the discount rate.  There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2021 and March 31, 2020.

At March 31, 2021, the Company had lease liabilities totaling $7.5 million and right-of-use assets totaling $7.1 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively, on the consolidated statements of financial condition.

The cost components of our operating leases were as follows for the three months ended March 31, 2021 and March 31, 2020:

	Three months ended March 31, 2021	Three months ended March 31, 2020
	(In Thousands)
Operating lease cost	$770	$824
Variable cost	117	109
Short-term lease cost	151	193
Total	$1,038	$1,126

At March 31, 2021, the Company had leases that had not yet commenced, but will create approximately $13,000 of additional lease liabilities and right-of-use assets for the Company in the second quarter of 2021.

The table below summarizes other information related to our operating leases:

Three months ended March 31, 2021
(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$859
Initial recognition of right of use asset	602
Initial recognition of lease liabilities	602
Weighted average remaining lease term - operating leases, in years	3.4
Weighted average discount rate - operating leases	5.2%

As of March 31, 2021, lease liability information for the Company is summarized in the following table.

Maturity analysis	Operating leases
(In Thousands)
One year or less	$2,742
More than one year through two years	2,128
More than two years through three years	1,484
More than three years through four years	804
More than four years through five years	452
More than five years	874
Total lease payments	8,484
Present value discount	(952)
Lease liability	$7,532

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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three months ended March 31, 2021 and 2020 and the financial condition as of March 31, 2021 compared to the financial condition as of December 31, 2020.
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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three months ended March 31, 2021 and 2020, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.
Significant Items

Earnings comparisons for the three months ended March 31, 2021 and 2020 were impacted by the significant items summarized below.

COVID-19 and the CARES Act

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by the federal government.
In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In March 2021, the American Rescue Plan Act of 2021 (the American Rescue Plan Act) was signed into law which provides approximately $1.9 trillion in spending to address the continued impact of COVID-19. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

•
The CARES Act allowed for a temporary delay in the adoption of accounting guidance under Accounting Standards Codification Topic 326, “Financial Instruments – Credit Losses (“CECL”) until the earlier of December 31, 2020 or after the end of the COVID-19 national emergency.  During the quarter ended March 31, 2020, pursuant to the CARES Act and guidance from the Securities and Exchange Commission (“SEC”) and Financial Accounting Standards Board (“FASB”), we elected to delay adoption of CECL. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law. Among other provisions, this Act extended the temporary delay on the adoption of CECL until January 1, 2022. The financial statements included in this Quarterly Report on Form 10-Q include an allowance for loan losses that was prepared under the existing incurred loss methodology.

•
Under the CARES Act, loans less than 30 days past due as of December 31, 2019 and COVID-19 modifications are considered current. A financial institution suspended the requirements under accounting principles generally accepted in the United States (US GAAP) for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”).  This includes a suspension of the requirement to determine impairment of these modifications for accounting purposes.  In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our lending clients that are adversely affected by the pandemic.  As of March 31, 2021, the Company had two modified loans totaling $910,000 consisting of principal deferrals or principal and interest deferrals.  These short-term deferrals are not considered troubled debt restructurings.

•
The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program call the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, we were automatically authorized to originate PPP loans.  The Company is actively participating in assisting our customers with applications for resources through the program.  PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP.  As of March 31, 2021, we have funded 419 loans totaling $43.2 million.  During the three months ended March 31, 2021, the Company originated a total of $13.1 million in PPP loans for customers and recognized $354,000 in fees received from the SBA. As of March 31, 2021, we have PPP loans outstanding totaling $19.4 million.

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

Capital and liquidity

As of March 31, 2021, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.
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

Comparison of Community Banking Segment Results of Operations for the Three Months Ended March 31, 2021 and 2020

Net income totaled $7.3 million for the three months ended March 31, 2021 compared to $4.1 million for the three months ended March 31, 2020. Net interest income increased $1.3 million to $14.2 million for the three months ended March 31, 2021 compared to $12.9 million for the three months ended March 31, 2020.  Interest expense decreased as funding rates decreased.  Offsetting the decrease in interest expense, interest income on loans, mortgage-related securities, and other interest-earning asset categories decreased as replacement rates were lower than in the prior year.

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act. The Company calculated the current quarter allowance using the incurred loss model. There was a negative provision for loan losses of $1.1 million for the three months ended March 31, 2021 compared to a $750,000 provision for loan losses for the three months ended March 31, 2020. During the three months ended March 31, 2021, we made adjustments to our qualitative factors, primarily to account for the improvement in certain economic factors along with a decrease in loan balance.

Total noninterest income increased $215,000 due primarily to loan fees primarily due to loan prepayment fees. Cash surrender value of life insurance decreased as the balance decreased year over year as a result of the death benefits in the prior year leading to a lower insurance balance. Other income increased primarily due to wealth management revenue.

Compensation, payroll taxes, and other employee benefits expense decreased $193,000 to $5.0 million due primarily to an decrease in health insurance expense. Occupancy, office furniture and equipment increased slighty due primarily to increased snow removal expense. Advertising expense decreased primarily due to promotions for the new branch opening during the three months ended March 31, 2020. Data processing expense decreased $94,000 due to the implementation of a new digital banking platform in 2020. Other noninterest expense decreased $140,000 as certain loan expenses decreased offset by a decrease of credits received for FDIC premiums in 2020 but not in 2021.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2021 and 2020

Net income totaled $14.0 million for the three months ended March 31, 2021 compared to $2.0 million for the three months ended March 31, 2020. We originated $1.12 billion in mortgage loans held for sale (including sales to the community banking segment) during the three months ended March 31, 2021, which represents an increase of $406.3 million, or 57.3%, from the $708.8 million originated during the three months ended March 31, 2020. The increase in loan production volume was driven by a $264.8 million, or 117.9%, increase in refinance products as mortgage rates decreased. Mortgage purchase products increased $141.4 million, or 29.2% due to the high demand for single family homes and fixed-rate mortgages. Total mortgage banking noninterest income increased $24.2 million, or 78.7%, to $55.0 million during the three months ended March 31, 2021 compared to $30.8 million during the three months ended March 31, 2020.  The increase in mortgage banking noninterest income was related to a 57.3% increase in volume and a 19.2% increase in gross margin on loans originated and sold for the three months ended March 31, 2021 compared to March 31, 2020.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold expansion reflects increased industry demand due to the current low rate environment.  We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 56.1% of total originations during the three months ended March 31, 2021, compared to 68.3% of total originations during the three months ended March 31, 2020, respectively, as refinance demand accelerated from the low rate environment.  The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 79.0% and 21.0% of all loan originations, respectively, during the three months ended March 31, 2021, compared to 71.3% and 28.7% of all loan originations, respectively, during the three months ended March 31, 2020.

Total compensation, payroll taxes and other employee benefits increased $9.9 million, or 50.9%, to $29.3 million for the three months ended March 31, 2021 compared to $19.4 million for the three months ended March 31, 2020.  The increase in compensation expense was primarily a result of the increase in commission expense, bonus, and incentives due to record originations. In addition, branch manager pay increased as branches were more profitable. Professional fees decreased $2.1 million to $524,000 of income during the quarter ended March 31, 2021 compared to $1.6 million of expense during the quarter ended March 31, 2020.  The decrease related to receiving a legal settlement and lower litigation costs compared to the prior year as the Herrington settlement was resolved. Occupancy, office furniture, and equipment decreased due to lower rent and depreciation expenses. Loan processing expenses increased due primarily to increased application and funding volumes as interest rates remain low. Other noninterest expense increased primarily due to amortization of mortgage servicing rights as the size of the servicing portfolio has increased in 2021 compared to 2020.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended March 31,
	2021	2020
	(Dollars in Thousands, except per share amounts)

Net income	$21,344	6,069
Earnings per share - basic	0.90	0.24
Earnings per share - diluted	0.89	0.24
Annualized return on average assets	3.99%	1.21%
Annualized return on average equity	20.49%	6.24%

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
	Three months ended March 31,
	2021			2020
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$$1,657,260	$$16,603	4.06%	$$1,562,097	$$17,687	4.55%
Mortgage related securities (2)	90,457	491	2.20%	112,089	702	2.52%
Debt securities, federal funds sold and short-term investments (2)(3)	273,929	948	1.40%	206,485	1,134	2.21%
Total interest-earning assets	2,021,646	18,042	3.62%	1,880,671	19,523	4.18%

Noninterest-earning assets	147,781			132,283
Total assets	$$2,169,427			$$2,012,954

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$$55,552	10	0.07%	$$39,886	8	0.08%
Money market, savings, and escrow accounts	314,418	247	0.32%	218,942	427	0.78%
Time deposits	705,712	1,260	0.72%	734,147	3,883	2.13%
Total interest-bearing deposits	1,075,682	1,517	0.57%	992,975	4,318	1.75%
Borrowings	482,665	2,500	2.10%	495,595	2,608	2.12%
Total interest-bearing liabilities	1,558,347	4,017	1.05%	1,488,570	6,926	1.87%

Noninterest-bearing liabilities
Noninterest-bearing deposits	138,446			92,627
Other noninterest-bearing liabilities	50,188			40,609
Total noninterest-bearing liabilities	188,634			133,236
Total liabilities	1,746,981			1,621,806
Equity	422,446			391,148
Total liabilities and equity	$$2,169,427			$$2,012,954

Net interest income / Net interest rate spread (4)		14,025	2.57%		12,597	2.31%
Less: taxable equivalent adjustment		73	0.02%		71	0.02%
Net interest income / Net interest rate spread, as reported		$$13,952	2.55%		$$12,526	2.29%
Net interest-earning assets (5)	$$463,299			$$392,101
Net interest margin (6)			2.80%			2.68%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a fully tax equivalent basis (6)			2.81%			2.69%
Average interest-earning assets to average interest-bearing liabilities			129.73%			126.34%
__________
(1) Interest income includes net deferred loan fee amortization income of $604,000 and $171,000 for the three months ended March 31, 2021 and 2020, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2021 and 2020. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.30% and 2.07% for the three months ended March 31, 2021 and 2020, respectively.
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

	Three months ended March 31,
	2021 versus 2020
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$1,412	$(2,496)	$(1,084)
Mortgage related securities (3)	(127)	(84)	(211)
Debt securities, federal funds sold and short-term investments (3)(4)	1,523	(1,709)	(186)
Total interest-earning assets	2,808	(4,289)	(1,481)

Interest expense:
Demand accounts	3	(1)	2
Money market, savings, and escrow accounts	511	(691)	(180)
Time deposits	(145)	(2,478)	(2,623)
Total interest-earning deposits	369	(3,170)	(2,801)
Borrowings	(79)	(29)	(108)
Total interest-bearing liabilities	290	(3,199)	(2,909)
Net change in net interest income	$2,518	$(1,090)	$1,428
______________
(1)   Interest income includes net deferred loan fee amortization income of $604,000 and $171,000 for the three months ended March 31, 2021 and 2020, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2021 and March 31, 2020.

Net interest income increased $1.4 million, or 11.4%, to $14.0 million during the three months ended March 31, 2021 compared to $12.5 million during the three months ended March 31, 2020.

●
Interest income on loans decreased $1.1 million due primarily to a 49 basis point decrease in average yield on loans as London Interbank Offered Rate (LIBOR) and U.S. Treasury rates continued to decrease, partially offset by an increase of $95.2 million, or 6.1%, in average loans. The increase in average loan balance was driven by an increase of $141.6 million, or 84.0%, in the average balance of loans held for sale partially offset by a $46.5 million, or 3.3%, decrease in the average balance of loans held in portfolio.

●	Interest income from mortgage-related securities decreased $211,000 as the yield decreased 32 basis points and the average balance decreased $21.6 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $188,000 due to a 77 basis point decrease in the average yield. The decrease in average yield was primarily due to higher yielding securities maturing.  The average balance increased $67.4 million to $273.9 million due to higher cash balances offset by lower municipal securities balances.  The increase in average cash balances resulted fron the growth in deposits outpacing loan growth.

●
Interest expense on time deposits decreased $2.6 million, or 67.6%, primarily due to a 141 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $28.4 million compared to the prior year period.

●
Interest expense on money market, savings, and escrow accounts decreased $180,000, or 42.2%, due primarily to a 46 basis point decrease in average cost of money market, savings, and escrow accounts. Partially offsetting the decrease in average cost, the average balance increased $95.5 million. Money market accounts continue to be a focus and the Company agressively marketed new and existing customers through various new offerings.

●
Interest expense on borrowings decreased $108,000, or 4.1%, due to a decrease in the average cost of borrowings of two basis points to 2.10% during the three months ended March 31, 2021 compared to 2.12% during the three months ended March 31, 2020. Additionally, the average borrowing volume decreased $12.9 million to $482.7 million during the three months ended March 31, 2021, compared to $495.6 million during the three months ended March 31, 2020. The decrease was primarily due to the increase in average deposits.

Provision for Loan Losses

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act and subsequently under the Consolidated Appropriations Act. The Company calculated the current quarter allowance using the incurred loss model. The negative provision for loan losses was $1.1 million for the three months ended March 31, 2021 compared to $750,000 of provision for loan losses for the three months ended March 31, 2020. During the three months ended March 31, 2021, we made adjustments to our qualitative factors, primarily to account for the improvement in certain economic factors along with a decrease in loan balance.  We had a negative provision for loan losses of $1.1 million at the community banking segment and a provision for loan losses of $30,000 for the mortgage banking segment. Net recoveries were $27,000 for the three months ended March 31, 2021.

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

Noninterest Income
	Three months ended March 31,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$690	$481	$209	43.5%
Increase in cash surrender value of life insurance	301	353	(52)	(14.7)%
Mortgage banking income	54,391	30,406	23,985	78.9%
Other	817	224	593	264.7%
Total noninterest income	$56,199	$31,464	$24,735	78.6%

Total noninterest income increased $24.7 million, or 78.6%, to $56.2 million during the three months ended March 31, 2021 compared to $31.5 million during the three months ended March 31, 2020. The increase resulted primarily from an increase in mortgage banking income, service charges on loan and deposits, and other noninterest income.

●
The increase in mortgage banking income was primarily the result of an increase in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis increased $421.4 million, or 61.3%, to $1.11 billion during the three months ended March 31, 2021 compared to $687.7 million during the three months ended March 31, 2020. Gross margin on loans originated and sold increased 19.2% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2021 and 2020" above for additional discussion of the increase in mortgage banking income.

●	Service charges on loans and deposits increased primarily due to loan prepayment fees.
●	The decrease in cash surrender value of life insurance was due primarily to a decrease in balance as death benefit proceeds were received on two policies in the prior year.
●
The increase in other noninterest income was due primarily to increases in mortgage servicing fee income and wealth management revenue. Mortgage servicing fee income increased as loans sold with servicing rights retained increased due to market conditions.

Noninterest Expenses
	Three months ended March 31,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$34,123	$24,401	$9,722	39.8%
Occupancy, office furniture and equipment	2,565	2,741	(176)	(6.4)%
Advertising	824	900	(76)	(8.4)%
Data processing	971	1,006	(35)	(3.5)%
Communications	331	338	(7)	(2.1)%
Professional fees	(315)	1,832	(2,147)	(117.2)%
Real estate owned	(12)	11	(23)	(209.1)%
Loan processing expense	1,335	1,076	259	24.1%
Other	3,178	2,903	275	9.5%
Total noninterest expenses	$43,000	$35,208	$7,792	22.1%

Total noninterest expenses increased $7.8 million, or 22.1%, to $43.0 million during the three months ended March 31, 2021 compared to $35.2 million during the three months ended March 31, 2020.

●
Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment increased $9.9 million, or 50.9%, to $29.3 million during the three months ended March 31, 2021. The increase in compensation expense was primarily a result of an increase in commission expense as fundings increased and branch manager pay increased as branches were more profitable.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $193,000, or 3.7%, to $5.0 million during the three months ended March 31, 2021. The decrease was due primarily to  health insurance expense as claims decreased.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $187,000 to $1.5 million during the three months ended March 31, 2021, primarily resulting from lower rent and depreciation expense.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $11,000 to $1.0 million during the three months ended March 31, 2021. The increase was due primarily to increased snow removal expense.

●
Advertising expense decreased $76,000, or 8.4%, to $824,000 during the three months ended March 31, 2021. This was primarily due to marketing decreases at the community banking segment due to lower customer promotions.  Advertising at the mortgage banking segment decreased as a low rate environment drove demand.

●
Data processing expense decreased $35,000, or 3.5%, to $971,000 during the three months ended March 31, 2021. This was primarily due to increased conversion expenses for the new ditigal banking platform rollout at the community banking segment during the three months ended March 31, 2020.

●
Professional fees decreased $2.1 million to $315,000 of income during the three months ended March 31, 2021. The decrease is primarily related to receiving a legal settlement and lower litigation costs compared to the prior year as the Herrington settlement was resolved.

●
Loan processing expense increased $259,000, or 24.1%, to $1.3 million during the three months ended March 31, 2021. This was primarily due to an increase in loan costs associated with the increased application volumes as mortgage rates remain low.

●
Other noninterest expense increased $275,000, or 9.5%, to $3.2 million during the three months ended March 31, 2021. The increase at the mortgage banking segment was primarily due to amortization of mortgage servicing rights as the size of the servicing portfolio has increased in 2021 compared to 2020. Additionally, other noninterest expenses increased at the community banking segment as certain loan expenses decreased offset by a decrease of credits received for FDIC premiums in 2020 but not in 2021.

Income Taxes

Income tax expense totaled $6.9 million for the three months ended March 31, 2021 compared to $1.9 million during the three months ended March 31, 2020. Income tax expense was recognized on the statement of income during the three months ended March 31, 2021 at an effective rate of 24.4% of pretax income compared to 24.1% during the three months ended March 31, 2020. The increase in rate is primarily due to higher pretax income, relative to permanent deductions.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets – Total assets increased by $13.4 million, or 0.6%, to $2.20 billion at March 31, 2021 from $2.18 billion at December 31, 2020. The increase in total assets primarily reflects an increase in cash and cash equivalents, and prepaid expenses and other assets due to an increase in various receivables at the mortgage banking segment, partially offset by a decrease in loans receivable and loans held for sale. The total assets increase reflects liability increases in deposits and advance payments by borrowers for taxes.

Cash and Cash Equivalents – Cash and cash equivalents increased $103.6 million, or 109.4%, to $198.4 million at March 31, 2021, compared to $94.8 million at December 31, 2020.  The increase in cash and cash equivalents primarily reflects the additional source of funds through an increase in deposits and advance payments by borrowers for taxes.

Securities Available for Sale – Securities available for sale increased $2.6 million to $162.3 million at March 31, 2021. The increase was primarily due to purchases of mortgage-related securities exceeding security paydowns for the year and maturities of debt securities.

Loans Held for Sale - Loans held for sale decreased $60.7 million to $341.3 million at March 31, 2021 due to the decrease of refinancing activity resulting from the increase in mortgage rates.

Loans Receivable - Loans receivable held for investment decreased $39.7 million to $1.34 billion at March 31, 2021.  The decrease in total loans receivable was attributable to decreases in one- to four-family, construction and land, home equity, and consumer loan categories. Partially offsetting those decreases, multi-family, commercial real estate, and commercial loan categories increased.

The following table shows loan originations during the periods indicated.

	For the
	Three months ended March 31,
	2021	2020

Real estate loans originated for investment:
Residential
One- to four-family	$13,256	$30,515
Multi-family	29,212	26,979
Home equity	2,652	1,850
Construction and land	9,733	11,710
Commercial real estate	1,554	15,137
Total real estate loans originated for investment	56,407	86,191
Consumer loans originated for investment	23	275
Commercial business loans originated for investment	9,733	4,390
Total loans originated for investment	$66,163	$90,856

Allowance for Loan Losses - The allowance for loan losses decreased $1.0 million to $17.8 million at March 31, 2021. The decrease resulted from a negative provision due to improvement in certain economic factors, decreasing the required allowance related to the loans collectively reviewed. The overall decrease was primarily related to each of the one- to four-family, multi-family, home equity, construction and land, commercial real estate, consumer, and commercial categories. See Note 3 for further discussion on the allowance for loan losses.

Real Estate Owned – Total real estate owned decreased $172,000 to $150,000 at March 31, 2021.  During the three months ended March 31, 2021, no loans were transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $172,000. There were no writedowns during the three months ended March 31, 2021.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $6.7 million to $64.3 million at March 31, 2021. The increase was primarily due to increases in funding receivables from investors and hedging receivables.

Deposits – Total deposits increased $34.8 million to $1.22 billion at March 31, 2021.  The increase was driven by an increase of $23.6 million in money market and savings deposits, $6.8 million in demand deposits, and $4.4 million in time deposits.

Borrowings – Total borrowings decreased $17.6 million, or 3.5%, to $490.5 million at March 31, 2021. The community banking segmen paid off $25.0 million in short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment increased a total of $7.4 million at March 31, 2021 from December 31, 2020.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $8.5 million to $12.0 million at March 31, 2021. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $29.9 million to $45.1 million at March 31, 2021 compared to December 31, 2020. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition. These amounts remain classified as other liabilities until settled. Additionally, other liabilities decreased due to the payment of the legal settlement and lower forward commitments to sell loans at the mortgage banking segment.

Shareholders’ Equity – Shareholders' equity increased $17.6 million to $430.7 million at March 31, 2021 from December 31, 2020.  Shareholders' equity increased primarily due to net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.  Partially offsetting the increases, there were decreases due to the declaration of dividends, a decrease in the fair value of the security portfolio, and the repurchase of stock.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2021	2020
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$3,734	$5,072
Multi-family	314	341
Home equity	59	63
Construction and land	43	43
Commercial real estate	30	41
Commercial	-	-
Consumer	-	-
Total non-accrual loans	4,180	5,560

Real estate owned
One- to four-family	-	-
Multi-family	-	-
Construction and land	150	322
Commercial real estate	-	-
Total real estate owned	150	322
Total nonperforming assets	$4,330	$5,882

Total non-accrual loans to total loans	0.31%	0.40%
Total non-accrual loans to total assets	0.19%	0.25%
Total nonperforming assets to total assets	0.20%	0.27%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Three Months
	Ended March 31,
	2021	2020
	(In Thousands)

Balance at beginning of period	$5,560	$7,025
Additions	171	1,206
Transfers to real estate owned	-	-
Charge-offs	-	-
Returned to accrual status	(902)	(821)
Principal paydowns and other	(649)	(608)
Balance at end of period	$4,180	$6,802

Total non-accrual loans decreased by $1.4 million, or 24.8%, to $4.2 million as of March 31, 2021 compared to $5.6 million as of December 31, 2020.  The ratio of non-accrual loans to total loans receivable was 0.31% at March 31, 2021 compared to 0.40% at December 31, 2020.  During the three months ended March 31, 2021, $171,000 in loans were placed on non-accrual status. Offsetting this activity, $902,000 returned to accrual status and $649,000 in principal payments were received during the three months ended March 31, 2021.

Of the $4.2 million in total non-accrual loans as of March 31, 2021, $3.0 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $118,000 in cumulative partial net charge-offs have been recorded over the life of these loans as of March 31, 2021.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $21,000 have been recorded as of March 31, 2021.  The remaining $1.2 million of non-accrual loans were reviewed on an aggregate basis and $233,000 in general valuation allowance was deemed appropriate related to those loans as of March 31, 2021.   The $233,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of March 31, 2021 totaled $1.7 million, which represents 41.7% of total non-accrual loans as of that date.  These five loans have not had any cumulative life-to-date net charge-offs and $21,000 in specific valuation allowance was deemed necessary based on net realizable collateral value with respect to these five loans as of March 31, 2021.

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

As of March 31, 2021, there were no loans 90 or more days past due and still accruing interest. As of December 31, 2020, there was a $586,000 loan that was 90 or more days past due and still accruing interest.  The bank received full payoff of the loan subsequent to December 31, 2020.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of March 31, 2021
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,728	$1,088	$3,816
Commercial real estate	6,934	-	6,934
Commercial	1,097	-	1,097
	$10,759	$1,088	$11,847

	As of December 31, 2020
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,733	$532	$3,265
Commercial real estate	7,207	-	7,207
Commercial	1,097	-	1,097
	$11,037	$532	$11,569

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
We modified loans for borrowers that were not considered troubled debt restructings under the CARES Act.  Loans less than 30 days past due as of December 31, 2019 were allowed for modifications if the borrower experienced a COVID-19 hardship. As of March 31, 2021, the Company had $910,000 of one-to four-family loans consisting of the deferral of principal and interest. In accordance with the CARES Act, these short term deferrals are not considered troubled debt restructurings.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At March 31,	At December 31,
	2021	2020
	(Dollars in Thousands)

Loans past due less than 90 days	$4,346	$3,938
Loans past due 90 days or more	2,576	3,958
Total loans past due	$6,922	$7,896

Total loans past due to total loans receivable	0.52%	0.57%

Past due loans decreased by $974,000, or 12.3%, to $6.9 million at March 31, 2021 from $7.9 million at December 31, 2020.  Loans past due 90 days or more decreased by $1.4 million, or 34.9%, primarily in the one- to four-family and commercial loan categories during the three months ended March 31, 2021. Loans past due less than 90 days increased by $408,000, or 10.4%, primarily in the one- to four-family loan category.

REAL ESTATE OWNED

Total real estate owned decreased by $172,000 to $150,000 at March 31, 2021, compared to $322,000 at December 31, 2020.  During the three months ended March 31, 2021, no loans were transferred to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $172,000.  There were no write downs during the three months ended March 31, 2021. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an “as is value” assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2021	2020
	(Dollars in Thousands)

Balance at beginning of period	$18,823	$12,387
Provision (credit) for loan losses	(1,070)	785
Charge-offs:
Mortgage
One- to four-family	14	6
Multi-family	-	-
Home equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	-	1
Commercial	-	-
Total charge-offs	14	7
Recoveries:
Mortgage
One- to four-family	11	47
Multi-family	23	3
Home equity	4	6
Commercial real estate	2	4
Construction and land	1	1
Consumer	-	-
Commercial	-	-
Total recoveries	41	61
Net recoveries	(27)	(54)
Allowance at end of period	$17,780	$13,226

Ratios:
Allowance for loan losses to non-accrual loans at end of period	425.36%	194.44%
Allowance for loan losses to loans receivable at end of period	1.33%	0.94%
Net recoveries to average loans outstanding (annualized)	(0.01)%	(0.02)%
(Provision) credit for loan losses to net recoveries	3,962.96%	(1,453.70)%
Net recoveries to beginning of the period allowance (annualized)	(0.58)%	(1.75)%

The allowance for loan losses decreased $1.0 million to $17.8 million at March 31, 2021, compared to $18.8 million at December 31, 2020.  The decrease in allowance for loan losses reflects the $1.1 million negative provision for loan losses. The negative provision recorded during the current year reflects adjustments to our qualitative factors, primarily to account for the slight improvement in certain economic factors along with a decrease in loan balance.

We had net recoveries of $27,000, or 0.01% of average loans annualized, for the three months ended March 31, 2021, compared to net recoveries of $54,000, or less than 0.02% of average loans annualized, for the three months ended March 31, 2020. Of the $27,000 in recoveries during the three months ended March 31, 2021, the majority of the activity related to loans secured by one- to four-family residential and multi-family loans.

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

Management is validating the CECL model and methodologies; however we expect the change in the allowance for credit loss, including reserves for unfunded commitments, not to exceed 110% of the March 31, 2021 allowance based on a parallel computation.  When finalized, this one-time increase as a result of the adoption of CECL will be recorded, net of tax, as an adjustment to retained earnings effective on the earlier of the termination date of the national emergency declaration by the President or January 1, 2022. This estimate is subject to change based on continuing refinement and validation of the model and methodologies.

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

During the three months ended March 31, 2021, primary uses of cash and cash equivalents included: $1.11 billion in funding loans held for sale, $17.6 for short-term borrowings, $16.2 million for purchases of mortgage related securities, $4.8 million for cash dividends paid, $5.0 million for advance payments by borrowers for taxes, and $4.3 million to pay a legal settlement.

During the three months ended March 31, 2021, primary sources of cash and cash equivalents included: $1.22 billion in proceeds from the sale of loans held for sale, $39.7 for net loan receivables decrease, $34.8 million from an increase in deposits, $11.0 million in principal repayments on mortgage related securities, and $21.3 million in net income.

During the three months ended March 31, 2020, primary uses of cash and cash equivalents included: $687.7 million in funding loans held for sale, $21.3 million for funding of loans receivable, $14.2 million in purchases of our common stock, $2.4 million for cash dividends paid, $2.5 million for purchases of debt securities, a $3.0 million decrease in advance payments by borrowers for taxes, $1.4 million in repayment of short-term debt, and $686,000 for purchases of mortgage related securities.

During the three months ended March 31, 2020, primary sources of cash and cash equivalents included: $676.9 million in proceeds from the sale of loans held for sale, $40.0 million in additional proceeds from short-term FHLB borrowings, $18.3 million from an increase in deposits, $9.7 million in principal repayments on mortgage related securities, and $6.1 million in net income

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2021 and 2020, respectively, $198.4 million and $59.1 million of our assets were invested in cash and cash equivalents.  At March 31, 2021, cash and cash equivalents were comprised of the following: $160.1 million in cash held at the Federal Reserve Bank and other depository institutions and $38.3 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts,  advances from the FHLB, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2021, we had $470.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, and 2029.  The 2027 advance has a contractual maturity date in December 2027. There are four 2028 advances that have contractual maturities in 2028. The remaining 2028 advance maturities have single call options in May 2021, along with two advances that have quarterly call options beginning in June 2020 and September 2020. The 2029 advance maturities have quarterly call options currently available and the other options that began in November 2020, beginning in August 2021, and beginning in May 2022.  As an additional source of funds, the mortgage banking segment has a repurchase agreement. At March 31, 2021, we had $16.5 million outstanding under the repurchase agreement with a total outstanding commitment of $35.0 million.

At March 31, 2021, we had outstanding commitments to originate loans receivable of $20.3 million.  In addition, at March 31, 2021, we had unfunded commitments under construction loans of $65.8 million, unfunded commitments under business lines of credit of $18.2 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.0 million.  At March 31, 2021, certificates of deposit scheduled to mature in one year or less totaled $594.2 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

•
Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At March 31, 2021, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $54.5 million.

Capital

Shareholders' equity increased $17.6 million to $430.7 million at March 31, 2021 from December 31, 2020.  Shareholders' equity increased primarily due to net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.  Partially offsetting the increases, there were decreases due to the declaration of dividends, a decrease in the fair value of the security portfolio, and the repurchase of stock.

The Company's Board of Directors authorized a stock repurchase program in the third quarter of 2020. As of March 31, 2021, the Company had repurchased 10.7 million shares at an average price of $14.39 under previously approved stock repurchase plans.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At March 31, 2021, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 8 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2021 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (3)	$194,978	$$194,978	$-	$-	$-
Money market and savings deposits (3)	318,959	318,959	-	-	-
Time deposit (3)	705,754	594,237	109,558	1,959	-
Repurchase agreements (3)	16,505	16,505	-	-	-
Federal Home Loan Bank advances (1)	474,000	4,000	-	-	470,000
Operating leases (2)	8,572	2,822	3,620	1,256	874
	$1,718,768	$$1,131,501	$$113,178	$$3,215	$$470,874

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

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2021.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$20,302	$20,302	$-	$-	$-
Unused portion of home equity lines of credit (2)	12,767	12,767	-	-	-
Unused portion of construction loans (3)	65,790	65,790	-	-	-
Unused portion of business lines of credit	18,221	18,221	-	-	-
Standby letters of credit	1,246	1,246	-	-	-
Total Other Commitments	$118,326	$118,326	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2021 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of March 31, 2021
Dollar Change	$$8,118	6,380	3,272	(2,427)
Percentage Change	14.75%	11.59	5.95	(4.41)

At March 31, 2021, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 5.95% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 4.41%.

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
Item 1A. Risk Factors
There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the first quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
January 1, 2021 - January 31, 2021	400	$$18.03	400	996,363
February 1, 2021 - February 28, 2021	-	-	-	996,363
March 1, 2021 - March 31, 2021	-	-	-	996,363
Total	400	$$18.03	400	996,363

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 5, 2021
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: May 5, 2021
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer