Form 10-Q
period 2021-06-30
Waterstone Financial, Inc.
filed 2021-08-03
CIK 1569994

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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
Yes      ☐            No      ☒
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 25,139,208 at August 2, 2021.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item l. Financial Statements
Consolidated Statements of Financial Condition as of June 30, 2021 (unaudited) and December 31, 2020	3
Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 (unaudited)	5
Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020 (unaudited)	6-7
Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)	8
Notes to Consolidated Financial Statements (unaudited)	9-37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38-62
Item 3. Quantitative and Qualitative Disclosures about Market Risk	63
Item 4. Controls and Procedures	64

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	64
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	64 64 64 64 65
Item 6. Exhibits	65
Signatures	65

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets	(Dollars In Thousands, except share and per share data)
Cash	$197,981	$56,190
Federal funds sold	11,531	18,847
Interest-earning deposits in other financial institutions and other short term investments	19,227	19,730
Cash and cash equivalents	228,739	94,767
Securities available for sale (at fair value)	172,224	159,619
Loans held for sale (at fair value)	352,627	402,003
Loans receivable	1,296,441	1,375,137
Less: Allowance for loan losses	17,410	18,823
Loans receivable, net	1,279,031	1,356,314

Office properties and equipment, net	23,186	23,722
Federal Home Loan Bank stock (at cost)	26,538	26,720
Cash surrender value of life insurance	64,738	63,573
Real estate owned, net	150	322
Prepaid expenses and other assets	54,720	57,547
Total assets	$2,201,953	$2,184,587

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$208,523	$188,225
Money market and savings deposits	351,394	295,317
Time deposits	671,143	701,328
Total deposits	1,231,060	1,184,870

Borrowings	475,000	508,074
Advance payments by borrowers for taxes	17,657	3,522
Other liabilities	46,498	75,003
Total liabilities	1,770,215	1,771,469

Shareholders’ equity:
Preferred stock (par value $0.01 per share)
Authorized - 50,000,000 shares at June 30, 2021 and at December 31, 2020, no shares issued	-	-
Common stock (par value $0.01 per share)
Authorized - 100,000,000 shares at June 30, 2021 and at December 31, 2020
Issued - 25,213,161 at June 30, 2021 and 25,087,976 at December 31, 2020
Outstanding - 25,213,161 at June 30, 2021 and 25,087,976 at December 31, 2020	252	251
Additional paid-in capital	182,346	180,684
Retained earnings	263,048	245,287
Unearned ESOP shares	(14,837)	(15,430)
Accumulated other comprehensive income, net of taxes	929	2,326
Total shareholders’ equity	431,738	413,118
Total liabilities and shareholders’ equity	$2,201,953	$2,184,587

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In Thousands, except per share amounts)

Interest income:
Loans	$16,480	$18,493	$33,083	$36,180
Mortgage-related securities	486	670	977	1,372
Debt securities, federal funds sold and short-term investments	858	698	1,733	1,761
Total interest income	17,824	19,861	35,793	39,313
Interest expense:
Deposits	1,078	3,947	2,595	8,265
Borrowings	2,469	2,665	4,969	5,273
Total interest expense	3,547	6,612	7,564	13,538
Net interest income	14,277	13,249	28,229	25,775
Provision (credit) for loan losses	(750)	4,500	(1,820)	5,285
Net interest income after provision for loan losses	15,027	8,749	30,049	20,490
Noninterest income:
Service charges on loans and deposits	657	2,231	1,347	2,712
Increase in cash surrender value of life insurance	684	520	985	873
Mortgage banking income	49,649	63,774	104,040	94,180
Other	1,054	379	1,871	603
Total noninterest income	52,044	66,904	108,243	98,368
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	33,926	36,889	68,049	61,290
Occupancy, office furniture, and equipment	2,293	2,534	4,858	5,275
Advertising	911	864	1,735	1,764
Data processing	914	1,095	1,885	2,101
Communications	326	317	657	655
Professional fees	569	1,077	254	2,909
Real estate owned	-	33	(12)	44
Loan processing expense	1,200	1,208	2,535	2,284
Other	3,158	3,672	6,336	6,575
Total noninterest expenses	43,297	47,689	86,297	82,897
Income before income taxes	23,774	27,964	51,995	35,961
Income tax expense	5,880	7,016	12,757	8,944
Net income	$17,894	$20,948	$39,238	$27,017
Income per share:
Basic	$0.75	$0.86	$1.65	$1.08
Diluted	$0.74	$0.85	$1.64	$1.08
Weighted average shares outstanding:
Basic	23,848	24,464	23,792	24,934
Diluted	24,029	24,513	23,996	25,071

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Net income	$17,894	$20,948	$39,238	$27,017

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $89, $(476), $521, $(795), respectively	(241)	1,267	(1,397)	2,117
Total other comprehensive (loss) income	(241)	1,267	(1,397)	2,117
Comprehensive income	$17,653	$22,215	$37,841	$29,134

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
For the six months ended June 30, 2020	(In Thousands, except per share amounts)
Balances at December 31, 2019	27,148	$271	$211,997	$197,393	$(16,617)	$642	$393,686

Comprehensive income:
Net income	-	-	-	27,017	-	-	27,017
Other comprehensive income	-	-	-	-	-	2,117	2,117
Total comprehensive income							29,134

ESOP shares committed to be released to Plan participants	-	-	228	-	594	-	822
Cash dividend declared, $0.74 per share	-	-	-	(18,547)	-	-	(18,547)
Proceeds from stock option exercises	45	1	530	-	-	-	531
Stock compensation expense	-	-	389	-	-	-	389
Purchase of common stock returned to authorized but unissued	(1,350)	(14)	(20,382)	-	-	-	(20,396)
Balances at June 30, 2020	25,843	$258	$192,762	$205,863	$(16,023)	$2,759	$385,619

For the six months ended June 30, 2021	(In Thousands, except per share amounts)
Balances at December 31, 2020	25,088	$251	$180,684	$245,287	$(15,430)	$2,326	$413,118

Comprehensive income:
Net income	-	-	-	39,238	-	-	39,238
Other comprehensive loss	-	-	-	-	-	(1,397)	(1,397)
Total comprehensive income							37,841

ESOP shares committed to be released to Plan participants	-	-	455	-	593	-	1,048
Cash dividend declared, $0.90 per share	-	-	-	(21,477)	-	-	(21,477)
Proceeds from stock option exercises	184	2	1,992	-	-	-	1,994
Stock compensation expense	-	-	370	-	-	-	370
Purchase of common stock returned to authorized but unissued	(59)	(1)	(1,155)	-	-	-	(1,156)
Balances at June 30, 2021	25,213	$252	$182,346	$263,048	$(14,837)	$929	$431,738

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
For the three months ended June 30, 2020	(In Thousands, except per share amounts)
Balances at March 31, 2020	26,275	$263	$198,579	$187,812	$(16,320)	$1,492	$371,826

Comprehensive income:
Net income	-	-	-	20,948	-	-	20,948
Other comprehensive income	-	-	-	-	-	1,267	1,267
Total comprehensive income							22,215

ESOP shares committed to be released to Plan participants	-	-	76	-	297	-	373
Cash dividend declared, $0.12 per share	-	-	-	(2,897)	-	-	(2,897)
Proceeds from stock option exercises	6	-	78	-	-	-	78
Stock compensation expense	-	-	175	-	-	-	175
Purchase of common stock returned to authorized but unissued	(438)	(5)	(6,146)	-	-	-	(6,151)
Balances at June 30, 2020	25,843	$258	$192,762	$205,863	$(16,023)	$2,759	$385,619

For the three months ended June 30, 2021	(In Thousands, except per share amounts)
Balances at March 31, 2021	25,230	$252	$182,533	$261,859	$(15,133)	$1,170	$430,681

Comprehensive income:
Net income	-	-	-	17,894	-	-	17,894
Other comprehensive loss	-	-	-	-	-	(241)	(241)
Total comprehensive income							17,653

ESOP shares committed to be released to Plan participants	-	-	232	-	296	-	528
Cash dividend declared, $0.70 per share	-	-	-	(16,705)	-	-	(16,705)
Proceeds from stock option exercises	42	1	534	-	-	-	535
Stock compensation expense	-	-	195	-	-	-	195
Purchase of common stock returned to authorized but unissued	(59)	(1)	(1,148)	-	-	-	(1,149)
Balances at June 30, 2021	25,213	$252	$182,346	$263,048	$(14,837)	$929	$431,738

See accompanying notes to unaudited consolidated financial statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2021	2020
	(In Thousands)

Operating activities:
Net income	$39,238	$27,017
Adjustments to reconcile net income to cash provided by (used) in operating activities:
Provision (credit) for loan losses	(1,820)	5,285
Depreciation, amortization, accretion	3,518	2,436
Deferred taxes	2,464	(1,855)
Stock based compensation	370	389
Origination of mortgage servicing rights	(4,664)	(4,931)
Gain on sale of loans held for sale	(103,666)	(94,345)
Loans originated for sale	(2,164,317)	(1,795,178)
Proceeds on sales of loans originated for sale	2,317,359	1,726,257
Decrease in accrued interest receivable	449	283
Increase in cash surrender value of life insurance	(985)	(873)
Decrease (increase) in derviative assets	3,568	(8,906)
Decrease in accrued interest on deposits and borrowings	(191)	(155)
(Increase) decrease in prepaid tax expense	(578)	3,731
Legal settlement	(4,250)	-
(Decrease) increase in derviative liabilities	(5,140)	2,112
Net gain related to real estate owned	(12)	(5)
Change in other assets and other liabilities, net	(4,430)	4,529
Net cash provided by (used in) operating activities	76,913	(134,209)

Investing activities:
Net decrease (increase) in loans receivable	79,103	(46,009)
Purchases of:
FHLB stock	-	(5,570)
Mortgage related securities	(39,894)	(4,455)
Debt securities	-	(2,500)
Bank owned life insurance	(180)	(180)
Premises and equipment, net	(635)	(478)
Proceeds from:
Principal repayments on mortgage-related securities	21,134	20,791
Maturities of debt securities	4,215	3,360
Sales of FHLB stock	182	-
Sales of real estate owned	183	353
Net cash provided by (used in) investing activities	64,108	(34,688)

Financing activities:
Net increase in deposits	46,190	89,890
Net change in short term borrowings	(33,074)	115,540
Cash paid for advance payments by borrowers for taxes	517	4,710
Cash dividends on common stock	(21,520)	(18,759)
Purchase of common stock returned to authorized but unissued	(1,156)	(20,396)
Proceeds from stock option exercises	1,994	531
Net cash (used in) provided by financing activities	(7,049)	171,516
Increase in cash and cash equivalents	133,972	2,619
Cash and cash equivalents at beginning of period	94,767	74,300
Cash and cash equivalents at end of period	$228,739	$76,919

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$10,871	$7,068
Interest payments	7,755	13,693
Noncash activities:
Loans receivable transferred to real estate owned	-	299
Dividends declared but not paid in other liabilities	5,190	3,289

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2020 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period.

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

Impacts of COVID-19

In March, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The pandemic and continuing spread of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company.

In 2021, restrictive measures related to the COVID-19 pandemic continued to ease as vaccination and other measures have increased. Most businesses have reopened at full capacity, which has improved commercial and consumer activity but still has not returned to pre-pandemic levels. While the overall outlook has improved based on the availability of the vaccine to all adults and older children, there has been a recent rise in hospitalization and infection rates caused by the Delta variant, a rapidly spreading strain of coronavirus. Therefore, the risk of further resurgence and possible reimplementation of restrictions remains.

The Company has reopened all financial centers at normal business hours and all employees have returned to work during 2021.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three and six months ended June 30, 2021 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It included an option for entities to delay the adoption of ASC Topic 326 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Due to the uncertainty on the economy and unemployment from COVID-19, the Company determined to delay its adoption of ASC Topic 326 and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASC Topic 326. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The legislation extended the delay of the adoption of ASC Topic 326 allowed under the CARES Act until the earlier of the first day of the fiscal year that begins after the date when the COVID-19 national emergency is terminated or January 1, 2022.

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

As we continue to evaluate the provisions of ASC Topic 326 as of and for the six months ended June 30, 2021, we are considering the following in developing our forecast and its effect on our CECL calculations:

•	Duration, extent and severity of COVID-19;
•	Effect of government assistance; and
•	Unemployment and effect on economies and markets.

The Company is evaluating the guidance and its impact on the Company's statements of income and financial condition.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$21,348	$820	$(91)	$22,077
Collateralized mortgage obligations:
Government sponsored enterprise issued	83,762	1,152	(463)	84,451
Private -label issued	2,946	41	-	2,987
Mortgage-related securities	108,056	2,013	(554)	109,515

Government sponsored enterprise bonds	2,500	-	(18)	2,482
Municipal securities	47,199	1,577	(1)	48,775
Other debt securities	12,500	45	(1,093)	11,452
Debt securities	62,199	1,622	(1,112)	62,709
Total	$170,255	$3,635	$(1,666)	$172,224

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$24,005	$1,110	$(15)	$25,100
Collateralized mortgage obligations:
Government sponsored enterprise issued	61,604	1,693	(13)	63,284
Private label issued	3,611	54	-	3,665
Mortgage-related securities	89,220	2,857	(28)	92,049

Government sponsered enterprise bonds	2,500	3	-	2,503
Municipal securities	51,512	2,102	-	53,614
Other debt securities	12,500	46	(1,093)	11,453
Debt securities	66,512	2,151	(1,093)	67,570
Total	$155,732	$5,008	$(1,121)	$159,619

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At June 30, 2021, $590,000 of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2020, $785,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities and $7.2 million were pledged as collateral to secure back-to-back swaps.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2021 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$9,523	$9,613
Due after one year through five years	30,402	31,238
Due after five years through ten years	17,159	16,679
Due after ten years	5,115	5,179
Mortgage-related securities	108,056	109,515
Total	$170,255	$172,224

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2021
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$4,336	$(91)	$-	$-	$4,336	$(91)
Collateralized mortgage obligations:
Government sponsored enterprise issued	39,851	(463)	-	-	39,851	(463)
Government sponsored enterprise bonds	2,482	(18)	-	-	2,482	(18)
Municipal securities	972	(1)	-	-	972	(1)
Other debt securities	-	-	8,907	(1,093)	8,907	(1,093)
Total	$47,641	$(573)	$8,907	$(1,093)	$56,548	$(1,666)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$2,089	$(15)	$-	$-	$2,089	$(15)
Collateralized mortgage obligations:
Government sponsored enterprise issued	4,880	(13)	-	-	4,880	(13)
Municipal securities	-	-	-	-	-	-
Other debt securities	-	-	8,907	(1,093)	8,907	(1,093)
Total	$6,969	$(28)	$8,907	$(1,093)	$15,876	$(1,121)

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

As of June 30, 2021, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price.  There have been no additional credit losses related to the security.  As of June 30, 2021, this security had an amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of June 30, 2021, the Company had one corporate debt security, included in other debt securities, which had been in an unrealized loss position for twelve months or longer. The security was determined not to be other-than-temporarily impaired as of June 30, 2021. The Company has determined that the decline in fair value of these securities is not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, this security is not considered other-than-temporarily impaired.

During the three or six months ended June 30, 2021 and June 30, 2020, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$368,044	$426,792
Multi-family	570,646	571,948
Home equity	12,728	14,820
Construction and land	61,872	77,080
Commercial real estate	237,420	238,375
Consumer	697	736
Commercial loans	45,034	45,386
Total	$1,296,441	$1,375,137

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

Qualifying loans receivable totaling $983.9 million and $1.07 billion at June 30, 2021 and December 31, 2020, respectively, were pledged as collateral against $475.0 million and $499.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at June 30, 2021 and December 31, 2020.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $6.5 million as of June 30, 2021 and $7.2 million as of December 31, 2020.  None of these loans were past due or considered impaired as of June 30, 2021 or December 31, 2020.

As of June 30, 2021, there were no loans 90 or more days past due and still accruing interest.  As of December 31, 2020, there was a $586,000 loan that was 90 or more days past due and still accruing interest.  The Bank received full payoff of the loan subsequent to December 31, 2020.

An analysis of past due loans receivable as of June 30, 2021 and December 31, 2020 follows:

	As of June 30, 2021
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,999	$498	$2,767	$6,264	$361,780	$368,044
Multi-family	-	-	317	317	570,329	570,646
Home equity	19	213	29	261	12,467	12,728
Construction and land	-	-	43	43	61,829	61,872
Commercial real estate	-	-	19	19	237,401	237,420
Consumer	-	-	-	-	697	697
Commercial loans	-	-	-	-	45,034	45,034
Total	$3,018	$711	$3,175	$6,904	$1,289,537	$1,296,441

	As of December 31, 2020
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$3,796	$142	$3,530	$7,468	$419,324	$426,792
Multi-family	-	-	314	314	571,634	571,948
Home equity	-	-	30	30	14,790	14,820
Construction and land	-	-	43	43	77,037	77,080
Commercial real estate	-	-	41	41	238,334	238,375
Consumer	-	-	-	-	736	736
Commercial loans	-	-	-	-	45,386	45,386
Total	$3,796	$142	$3,958	$7,896	$1,367,241	$1,375,137

(1)   Includes $- and $611,000 at June 30, 2021 and December 31, 2020, respectively, which are on non-accrual status.
(2)   Includes $67,000 and $- at June 30, 2021 and December 31, 2020, respectively, which are on non-accrual status.
(3)   Includes $1.1 million and $1.6 million at June 30, 2021 and December 31, 2020, respectively, which are on non-accrual status.

A summary of the activity for the six months ended June 30, 2021 and 2020 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Six months ended June 30, 2021
Balance at beginning of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823
Provision (credit) for loan losses	(1,745)	393	(46)	(487)	44	(1)	22	(1,820)
Charge-offs	(39)	-	-	-	-	-	-	(39)
Recoveries	350	35	8	51	2	-	-	446
Balance at end of period	$4,025	$6,028	$156	$1,319	$5,184	$34	$664	$17,410

Six months ended June 30, 2020
Balance at beginning of period	$4,907	$4,138	$201	$610	$2,145	$14	$372	$12,387
Provision (credit) for loan losses	754	1,728	12	542	1,972	25	252	5,285
Charge-offs	(7)	(5)	(13)	-	-	(1)	(8)	(34)
Recoveries	61	9	18	1	7	-	-	96
Balance at end of period	$5,715	$5,870	$218	$1,153	$4,124	$38	$616	$17,734

A summary of the activity for the three months ended June 30, 2021 and 2020 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended June 30, 2021
Balance at beginning of period	$4,596	$6,044	$183	$1,251	$5,017	$33	$658	$17,782
Provision (credit) for loan losses	(883)	(28)	(31)	18	167	1	6	(750)
Charge-offs	(25)	-	-	-	-	-	-	(25)
Recoveries	337	12	4	50	-	-	-	403
Balance at end of period	$4,025	$6,028	$156	$1,319	$5,184	$34	$664	$17,410

Three months ended June 30, 2020
Balance at beginning of period	$4,714	$4,301	$239	$687	$2,803	$23	$459	$13,226
Provision for loan losses	988	1,568	(20)	466	1,318	15	165	4,500
Charge-offs	(1)	(5)	(13)	-	-	-	(8)	(27)
Recoveries	14	6	12	-	3	-	-	35
Balance at end of period	$5,715	$5,870	$218	$1,153	$4,124	$38	$616	$17,734

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of June 30, 2021 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to loans collectively evaluated for impairment	4,025	6,028	156	1,319	5,184	34	664	17,410
Balance at end of period	$4,025	$6,028	$156	$1,319	$5,184	$34	$664	$17,410

Loans individually evaluated for impairment	$5,053	$317	$77	$43	$1,242	$-	$1,097	$7,829
Loans collectively evaluated for impairment	362,991	570,329	12,651	61,829	236,178	697	43,937	1,288,612
Total gross loans	$368,044	$570,646	$12,728	$61,872	$237,420	$697	$45,034	$1,296,441

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of June 30, 2021 and December 31, 2020:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At June 30, 2021
Substandard	$5,053	$317	$77	$43	$6,919	$-	$1,097	$13,506
Watch	8,282	269	295	4,250	6,203	-	3,694	22,993
Pass	354,709	570,060	12,356	57,579	224,298	697	40,243	1,259,942
	$368,044	$570,646	$12,728	$61,872	$237,420	$697	$45,034	$1,296,441

At December 31, 2020
Substandard	$7,804	$341	$248	$43	$6,026	$-	$710	$15,172
Watch	7,667	275	15	4,282	6,714	-	4,101	23,054
Pass	411,321	571,332	14,557	72,755	225,635	736	40,575	1,336,911
	$426,792	$571,948	$14,820	$77,080	$238,375	$736	$45,386	$1,375,137

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

The following tables present data on impaired loans at June 30, 2021 and December 31, 2020.

	As of June 30, 2021
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$-	$-	$-	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	-	-	-	-
Total Impaired with no Reserve
One- to four-family	5,053	5,496	-	443
Multi-family	317	317	-	-
Home equity	77	77	-	-
Construction and land	43	51	-	8
Commercial real estate	1,242	1,242	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	7,829	8,280	-	451
Total Impaired
One- to four-family	5,053	5,496	-	443
Multi-family	317	317	-	-
Home equity	77	77	-	-
Construction and land	43	51	-	8
Commercial real estate	1,242	1,242	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	$7,829	$8,280	$-	$451

	As of December 31, 2020
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$208	$208	$23	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	208	208	23	-
Total Impaired with no Reserve
One- to four-family	7,597	8,444	-	847
Multi-family	341	352	-	11
Home equity	63	63	-	-
Construction and land	43	51	-	8
Commercial real estate	7,248	7,248	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	16,389	17,255	-	866
Total Impaired
One- to four-family	7,805	8,652	23	847
Multi-family	341	352	-	11
Home equity	63	63	-	-
Construction and land	43	51	-	8
Commercial real estate	7,248	7,248	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	$16,597	$17,463	$23	$866

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

The following tables present data on impaired loans for the six months ended June 30, 2021 and 2020.

	Six months ended June 30,
	2021		2020
	Average Recorded Investment	Interest Paid	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$-	$-	$215	$8
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	-	-	215	8
Total Impaired with no Reserve
One- to four-family	5,109	105	7,361	189
Multi-family	315	1	650	34
Home equity	79	2	79	2
Construction and land	43	-	-	-
Commercial real estate	1,251	28	346	8
Consumer	-	-	-	-
Commercial	1,097	25	-	-
	7,894	161	8,436	233
Total Impaired
One- to four-family	5,109	105	7,576	197
Multi-family	315	1	650	34
Home equity	79	2	79	2
Construction and land	43	-	-	-
Commercial real estate	1,251	28	346	8
Consumer	-	-	-	-
Commercial	1,097	25	-	-
	$7,894	$161	$8,651	$241

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $7.8 million of impaired loans as of June 30, 2021 for which no allowance has been provided, $451,000 in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans’ net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans which may result in additional provisions to the allowance for loans losses or charge-offs.

At June 30, 2021, total impaired loans included $4.4 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2020, total impaired loans included $11.6 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of June 30, 2021
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$1,158	1	$942	3	$2,100	4
Commercial real estate	1,223	1	-	-	1,223	1
Commercial	1,097	1	-	-	1,097	1
	$3,478	3	$942	3	$4,420	6

	As of December 31, 2020
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,733	2	$532	3	$3,265	5
Commercial real estate	7,207	3	-	-	7,207	3
Commercial	1,097	1	-	-	1,097	1
	$11,037	6	$532	3	$11,569	9

At June 30, 2021, $4.4 million in loans had been modified in troubled debt restructurings and $942,000 of these loans were included in the non-accrual loan total. The remaining $3.5 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, no valuation allowance was recorded as of June 30, 2021 with respect to the $4.4 million in troubled debt restructurings. As of December 31, 2020, no valuation allowance had been established with respect to the $11.6 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of June 30, 2021
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$1,499	2	$-	-	$1,499	2
Interest reduction	26	1	-	-	26	1
Principal forbearance	2,895	3	-	-	2,895	3
	$4,420	6	$-	-	$4,420	6

	As of December 31, 2020
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,236	4	$-	-	$3,236	4
Interest reduction	302	2	-	-	302	2
Principal forebearance	8,031	3	-	-	8,031	3
	$11,569	9	$-	-	$11,569	9

There was one one- to four-family loan modified as a troubled debt restructuring with a balance of $575,000 during the six months ended June 30, 2021. There were no loans modified as troubled debt restructurings during the three months ended June 30, 2021. There were no loans modified as troubled debt restructurings during the three or six months ended June 30, 2020.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three or six months ended June 30, 2021 or June 30, 2020.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act.  At June 30, 2021, the Company had approximately $559,000 in outstanding loans subject to principal deferral agreements.

The following table presents data on non-accrual loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in Thousands)
Non-accrual loans:
Residential real estate:
One- to four-family	$3,896	$5,072
Multi-family	317	341
Home equity	77	63
Construction and land	43	43
Commercial real estate	19	41
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$4,352	$5,560
Total non-accrual loans to total loans receivable	0.34%	0.40%
Total non-accrual loans to total assets	0.20%	0.25%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	June 30, 2021	December 31, 2020
	(In Thousands)

One- to four-family	$-	$-
Multi-family	-	-
Construction and land	150	322
Commercial real estate	-	-
Total real estate owned	$150	$322

The following table presents the activity in the Company’s real estate owned:

	Six months ended June 30,
	2021	2020
	(In Thousands)
Real estate owned at beginning of the period	$322	$748
Transferred from loans receivable	-	299
Sales (net of gains / losses)	(172)	(345)
Write downs	-	-
Other	-	-
Real estate owned at the end of the period	$150	$702

Residential one- to four-family mortgage loans that were in the process of foreclosure were $654,000 at June 30, 2021 and $1.7 million at December 31, 2020.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Six months ended June 30,
	2021	2020
	(In Thousands)
Mortgage servicing rights at beginning of the period	$5,977	$282
Additions	4,664	4,931
Amortization	(1,400)	(226)
Sales	-	-
Mortgage servicing rights at end of the period	9,241	4,987
Valuation allowance during the period	2	(21)
Mortgage servicing rights at end of the period, net	$9,243	$4,966

During the six months ended June 30, 2021, $2.16 billion in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $2.32 billion, generating mortgage banking income of $104.0 million. The unpaid principal balance of loans serviced for others was $1.37 billion and $871.8 million at June 30, 2021 and December 31, 2020, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $13.2 million at June 30, 2021 and $6.4 millions at June 30, 2020. During the six months ended June 30, 2021 and June 30, 2020, the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the period ended December 31:
2021	$780
2022	1,539
2023	1,261
2024	1,161
2025	1,029
Thereafter	3,473
Total	$9,243

Note 6— Deposits

At June 30, 2021 and December 31, 2020, time deposits with aggregate balances greater than $250,000 amounted to $108.0 million and $102.6 million, respectively.

A summary of the contractual maturities of time deposits at June 30, 2021 is as follows:

(In Thousands)

Within one year	$564,231
More than one to two years	100,374
More than two to three years	4,472
More than three to four years	1,146
More than four through five years	920
$671,143

Note 7— Borrowings

Borrowings consist of the following:

	June 30, 2021		December 31, 2020
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement	$-	0.00%	$9,074	3.25%
Federal Home Loan Bank, Chicago	5,000	0.00%	29,000	0.22%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2027	50,000	1.73%	50,000	1.73%
2028	255,000	2.37%	255,000	2.37%
2029	165,000	1.61%	165,000	1.61%
	$475,000	2.01%	$508,074	1.95%

The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale when necessary.  Waterstone Mortgage Corporation has no commitments outstanding as of June 30, 2021. The short-term repurchase agreement had a $9.1 million balance at December 31, 2020. This agreement was secured by the underlying loans being financed.  Related interest rates were based upon the note rate associated with the loans being financed.

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

The FHLB short-term advance consists of one $5.0 million advance with a fixed rate of 0.00% and a maturity date of May 9, 2022.

The $50.0 million advance due in 2027 has a fixed rate of 1.73% and has a contractual maturity date in December 2027.

The $255.0 million in advances due in 2028 consists of one $25.0 million advance with a fixed rate of 2.16%, one $25.0 million advance with a fixed rate of 2.40%, and two advances totaling $55.0 million with a fixed rate of 2.27% with a maturity date in March 2028, two advances totaling $50.0 million with fixed rates of 2.34% and 2.48% both with a FHLB single call option in May 2021, one advance of $50.0 million with a fixed rate of 2.34% and with a FHLB quarterly call option currently available, and one advance of $50.0 million with a fixed rate of 2.57% and with a FHLB quarterly call option that currently available.

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

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of multi-family loans and 64% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $26.5 million at June 30, 2021 and $26.7 million at December 31, 2020, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of June 30, 2021, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of June 30, 2021 and December 31, 2020 are presented in the table below:

	June 30, 2021
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$447,596	28.04%	$127,690	8.00%	$167,593	10.50%	$	N/A	N/A
WaterStone Bank	403,174	25.29%	127,528	8.00%	167,380	10.50%		159,410	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	430,186	26.95%	95,767	6.00%	135,670	8.50%		N/A	N/A
WaterStone Bank	385,764	24.20%	95,646	6.00%	135,498	8.50%		127,528	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	430,186	26.95%	71,825	4.50%	111,729	7.00%		N/A	N/A
WaterStone Bank	385,764	24.20%	71,734	4.50%	111,587	7.00%		103,616	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	430,186	19.50%	88,240	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	385,764	17.49%	88,240	4.00%	N/A	N/A		110,300	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	385,764	17.56%	131,817	6.00%	N/A	N/A		N/A	N/A

	December 31, 2020
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$428,972	24.80%	$138,390	8.00%	$181,637	10.50%	$	N/A	N/A
WaterStone Bank	389,519	22.52%	138,346	8.00%	181,579	10.50%		172,933	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,149	23.71%	103,792	6.00%	147,039	8.50%		N/A	N/A
WaterStone Bank	370,696	21.44%	103,760	6.00%	146,993	8.50%		138,346	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,149	23.71%	77,844	4.50%	121,091	7.00%		N/A	N/A
WaterStone Bank	370,696	21.44%	77,820	4.50%	121,053	7.00%		112,406	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	410,149	18.38%	89,238	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	370,696	16.61%	89,263	4.00%	N/A	N/A		111,579	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	370,696	16.62%	133,856	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense totaled $12.8 million for the six months ended June 30, 2021 compared to $8.9 million during the six months ended June 30, 2020. Income tax expense was recognized on the statement of income during the six months ended June 30, 2021 at an effective rate of 24.5% of pretax income compared to 24.9% during the six months ended June 30, 2020.

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

	June 30, 2021	December 31, 2020
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$55,571	$23,891
Commitments to extend credit under home equity lines of credit (2)	12,992	13,653
Unused portion of construction loans (3)	57,499	74,173
Unused portion of business lines of credit	14,390	19,207
Standby letters of credit	1,241	1,296

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of June 30, 2021 and December 31, 2020.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $2.7 million and $2.9 million as of June 30, 2021 and December 31, 2020, respectively.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At June 30, 2021, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $740.8 million and interest rate lock commitments with an aggregate notional amount of approximately $487.0 million.  The fair value of the forward commitments to sell mortgage loans at June 30, 2021 included a gain of $1.4 million that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at June 30, 2021 included a gain of $6.1 million that is reported as a component of other assets on the Company's consolidated statements of financial condition. At December 31, 2020, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $779.9 million and interest rate lock commitments with an aggregate notional amount of approximately $486.2 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2020 included a loss of $5.1 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2020 included a gain of $11.1 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

The aggregate amortizing notional value of back-to-back swaps with various commercial borrowers was $106.4 million at June 30, 2021 and $107.5 million at December 31, 2020. The Company receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported as a component of other assets on the Company's consolidated statement of financial condition of $1.6 million as of June 30, 2021 and $3.9 million as of December 31, 2020. As of June 30, 2021 and December 31, 2020, no back-to-back swaps were in default.

The aggregate amortizing notional value of back-to-back swaps with dealer counterparties was $106.4 million as of June 30, 2021 and $107.5 million as of December 31, 2020. The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These swaps maturity dates range from December 2029 to June 2037. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported as a component of other liabilities on the Company's consolidated statement of financial condition of $1.6 million as of June 30, 2021 and $3.9 million as of December 31, 2020. No right of offset existed with dealer counterparty swaps as of June 30, 2021 and December 31, 2020.

All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no mortgage backed securities to secure its obligation under these contracts at June 30, 2021 and $7.2 million in mortgage backed securities at December 31, 2020.

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

There were 36,100 and 130,400 antidilutive shares of common stock for the three months ended June 30, 2021 and 2020, respectively. There were 40,100 and 123,000 antidilutive shares of common stock for the six months ended June 30, 2021 and 2020, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In Thousands, except per share amounts)

Net income	$17,894	$20,948	$39,238	$27,017

Weighted average shares outstanding	23,848	24,464	23,792	24,934
Effect of dilutive potential common shares	181	49	204	137
Diluted weighted average shares outstanding	24,029	24,513	23,996	25,071

Basic earnings per share	$0.75	$0.86	$1.65	$1.08
Diluted earnings per share	$0.74	$0.85	$1.64	$1.08

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

The following table presents information about our assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2021	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Available-for-sale securities
Mortgage-backed securities	$22,077	$-	$22,077	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	84,451	-	84,451	-
Private-label issued	2,987	-	2,987	-
Government sponsored enterprise bonds	2,482	-	2,482	-
Municipal securities	48,775	-	48,775	-
Other debt securities	11,452	-	11,452	-
Loans held for sale	352,627	-	352,627	-
Mortgage banking derivative assets	7,489	-	-	7,489
Interest rate swap assets	1,596	-	1,596	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	1,596	-	1,596	-

		Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Available-for-sale securities
Mortgage-backed securities	$25,100	$-	$25,100	$-
Collateralized mortgage obligations
Government sponsored enterpris issued	63,284	-	63,284	-
Private-label	3,665	-	3,665	-
Government sponsored enterprise issued	2,503	-	2,503	-
Municipal securities	53,614	-	53,614	-
Other debt securities	11,453	-	11,453	-
Loans held for sale	402,003	-	402,003	-
Mortgage banking derivative assets	11,057	-	-	11,057
Interest rate swap assets	3,892	-	3,892	-
Liabilities
Mortgage banking derivative liabilities	5,140	-	-	5,140
Interest rate swap liabilities	3,892	-	3,892	-

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

	Six months ended June 30,
	2021	2020
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$5,917	$1,835
Mortgage derivative gain, net	1,572	6,794
Mortgage derivative, net balance at the end of the period	$7,489	$8,629
There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2021	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$150	$-	$-	$150
Impaired mortgage servicing rights	8	-	-	8

		Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$185	$-	$-	$185
Real estate owned	322	-	-	322
Impaired mortgage servicing rights	189	-	-	189

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At June 30, 2021, there were no impaired loans. At December 31, 2020, loans determined to be impaired with an outstanding balance of $208,000 were carried net of specific reserves of $23,000 for a fair value of $185,000. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. There were no writedowns during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, real estate owned totaled $150,000 and $322,000, respectively.

Mortgage servicing rights – The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value. At June 30, 2021 and December 31, 2020, there were $27,000 and $77,000, respectively, of impairment on mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at June 30, 2021	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value	Weighted Average

Mortgage banking derivatives, net	$7,489	Pricing models	Pull through rate	10.4%	99.8%	90.7%
Real estate owned	150	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%
Impaired mortgage servicing rights	8	Pricing models	Prepayment rate	15.6%	34.6%	25.9%
			Discount rate	8.6%	12.5%	10.3%
			Cost to service	$88.46	$839.29	$361.60

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	June 30, 2021					December 31, 2020
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$228,739	$228,739	$228,739	$-	$-	$94,767	$94,767	$94,767	$-	$-
Securities available-for-sale	172,224	172,224	-	172,224	-	159,619	159,619	-	159,619	-
Loans held for sale	352,627	352,627	-	352,627	-	402,003	402,003	-	402,003	-
Loans receivable	1,296,441	1,298,824	-	-	1,298,824	1,375,137	1,374,898	-	-	1,374,898
FHLB stock	26,538	26,538	-	26,538	-	26,720	26,720	-	26,720	-
Accrued interest receivable	4,508	4,508	4,508	-	-	4,957	4,957	4,957	-	-
Mortgage servicing rights	9,243	13,231	-	-	13,231	5,977	7,075	-	-	7,075
Mortgage banking derivative assets	7,489	7,489	-	-	7,489	11,057	11,057	-	-	11,057
Interest rate swap asset	1,596	1,596	-	1,596	-	3,892	3,892	-	3,892	-

Financial Liabilities
Deposits	1,231,060	1,231,273	559,917	671,356	-	1,184,870	1,186,062	483,542	702,520	-
Advance payments by borrowers for taxes	17,657	17,657	17,657	-	-	3,522	3,522	3,522	-	-
Borrowings	475,000	497,785	-	497,785	-	508,074	545,107	-	545,107	-
Accrued interest payable	946	946	946	-	-	1,137	1,137	1,137	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	5,140	5,140	-	-	5,140
Interest rate swap liability	1,596	1,596	-	1,596	-	3,892	3,892	-	3,892	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at June 30, 2021 and December 31, 2020.

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

Presented below is the segment information:

	As of or for the three months ended June 30, 2021
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (expense)	$14,517	$(251)	$11	$14,277
Provision (credit) for loan losses	(750)	-	-	(750)
Net interest income (expense) after provision for loan losses	15,267	(251)	11	15,027

Noninterest income	1,630	50,556	(142)	52,044

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,874	29,170	(118)	33,926
Occupancy, office furniture and equipment	887	1,406	-	2,293
Advertising	260	651	-	911
Data processing	466	443	5	914
Communications	86	240	-	326
Professional fees	198	361	10	569
Real estate owned	-	-	-	-
Loan processing expense	-	1,200	-	1,200
Other	461	2,678	19	3,158
Total noninterest expenses	7,232	36,149	(84)	43,297
Income before income taxes	9,665	14,156	(47)	23,774
Income tax expense	2,128	3,761	(9)	5,880
Net income	$7,537	$10,395	$(38)	$17,894

Total assets	$2,135,895	$406,534	$(340,476)	$2,201,953

	As of or for the three months ended June 30, 2020
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (expense)	$13,701	$(511)	$59	$13,249
Provision for loan losses	4,325	175	-	4,500
Net interest income (expense) after provision for loan losses	9,376	(686)	59	8,749

Noninterest income	2,936	64,218	(250)	66,904

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,906	32,139	(156)	36,889
Occupancy, office furniture and equipment	866	1,668	-	2,534
Advertising	297	567	-	864
Data processing	678	413	4	1,095
Communications	91	226	-	317
Professional fees	226	850	1	1,077
Real estate owned	33	-	-	33
Loan processing expense	-	1,208	-	1,208
Other	532	3,239	(99)	3,672
Total noninterest expenses	7,629	40,310	(250)	47,689
Income before income taxes	4,683	23,222	59	27,964
Income tax expense	574	6,440	2	7,016
Net income	$4,109	$16,782	$57	$20,948

Total assets	$2,141,415	$439,444	$(363,286)	$2,217,573

	As of or for the six months ended June 30, 2021
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (expense)	$28,764	$(601)	$66	$28,229
Provision (credit) for loan losses	(1,850)	30	-	(1,820)
Net interest income (expense) after provision for loan losses	30,614	(631)	66	30,049

Noninterest income	2,873	105,591	(221)	108,243

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	9,849	58,432	(232)	68,049
Occupancy, office furniture and equipment	1,912	2,946	-	4,858
Advertising	469	1,266	-	1,735
Data processing	977	897	11	1,885
Communications	205	452	-	657
Professional fees	392	(163)	25	254
Real estate owned	(12)	-	-	(12)
Loan processing expense	-	2,535	-	2,535
Other	901	5,359	76	6,336
Total noninterest expenses	14,693	71,724	(120)	86,297
Income before income taxes	18,794	33,236	(35)	51,995
Income tax expense	3,914	8,857	(14)	12,757
Net income	$14,880	$24,379	$(21)	$39,238

	As of or for the six months ended June 30, 2020
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (expense)	$26,609	$(890)	$56	$25,775
Provision for loan losses	5,075	210	-	5,285
Net interest income (expense) after provision for loan losses	21,534	(1,100)	56	20,490

Noninterest income	3,964	95,016	(612)	98,368

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	10,074	51,526	(310)	61,290
Occupancy, office furniture and equipment	1,880	3,395	-	5,275
Advertising	545	1,219	-	1,764
Data processing	1,283	808	10	2,101
Communications	188	467	-	655
Professional fees	424	2,470	15	2,909
Real estate owned	44	-	-	44
Loan processing expense	-	2,284	-	2,284
Other	1,112	5,791	(328)	6,575
Total noninterest expenses	15,550	67,960	(613)	82,897
Income before income taxes	9,948	25,956	57	35,961
Income tax expense	1,728	7,208	8	8,944
Net income	$8,220	$18,748	$49	$27,017
Note 15 – Leases

The Company has entered into operating lease agreements for two of its community banking branch locations, all of its mortgage banking office locations, and some of its office equipment.  The leases have fixed terms defined regarding the payments and length.  The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of financial condition. Some of the leases included options to extend the leases.  These options are reviewed and factored into the length of the lease if the option is expected to be extended.  Leases did not contain an implicit rate; therefore, the Company used the incremental borrowing rates for the discount rate.  There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2021 and 2020.

At June 30, 2021, the Company had lease liabilities totaling $6.7 million and right-of-use assets totaling $6.3 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively, on the consolidated statements of financial condition.

The cost components of our operating leases were as follows for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Operating lease cost	$738	$770	$1,508	$1,594
Variable cost	110	131	227	240
Short-term lease cost	140	121	291	314
Total	$988	$1,022	$2,026	$2,148

The table below summarizes other information related to our operating leases:

Six months ended June 30, 2021
(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,726
Initial recognition of right of use asset	653
Initial recognition of lease liabilities	653
Weighted average remaining lease term - operating leases, in years	3.2
Weighted average discount rate - operating leases	5.2%

As of June 30, 2021, lease liability information for the Company is summarized in the following table.

Maturity analysis	Operating leases
(In Thousands)
One year or less	$2,532
More than one year through two years	1,966
More than two years through three years	1,390
More than three years through four years	647
More than four years through five years	327
More than five years	756
Total lease payments	7,618
Present value discount	(880)
Lease liability	$6,738

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and six months ended June 30, 2021 and 2020 and the financial condition as of June 30, 2021 compared to the financial condition as of December 31, 2020.
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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and six months ended June 30, 2021 and 2020, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.
Significant Items

Earnings comparisons for the three and six months ended June 30, 2021 and 2020 were impacted by the significant items summarized below.

COVID-19, the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan Act

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by the federal government.
In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In March 2021, the American Rescue Plan Act of 2021 (the "American Rescue Plan Act") was signed into law and provides approximately $1.9 trillion in spending to address the continued impact of COVID-19. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

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

•
Under the CARES Act, loans less than 30 days past due as of December 31, 2019 and COVID-19 modifications are considered current. A financial institution suspended the requirements under accounting principles generally accepted in the United States (US GAAP) for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”).  This includes a suspension of the requirement to determine impairment of these modifications for accounting purposes.  In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our lending clients that are adversely affected by the pandemic.  As of June 30, 2021, the Company had three modified loans totaling $559,000 consisting of principal deferrals or principal and interest deferrals.  These short-term deferrals are not considered troubled debt restructurings.

•
The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program call the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, we were automatically authorized to originate PPP loans.  The Company is actively participating in assisting our customers with applications for resources through the program.  PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP.  As of June 30, 2021, we have funded 449 loans totaling $44.6 million.  During the six months ended June 30, 2021, the Company originated a total of $14.5 million in PPP loans for customers and recognized $640,000 in fees received from the SBA. As of June 30, 2021, we have PPP loans outstanding totaling $16.9 million.

Our fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, we are working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the COVID-19 emergency.  At this time, we are unable to project the materiality of such an impact, but recognize that the breadth of the economic impact is likely to impact our fee income in future periods.
Our interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, we are unable to project the materiality of such an impact, but recognize that the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of June 30, 2021, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.
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

Comparison of Community Banking Segment Results of Operations for the Three Months Ended June 30, 2021 and 2020

Net income totaled $7.5 million for the three months ended June 30, 2021 compared to $4.1 million for the three months ended June 30, 2020. Net interest income increased $816,000 to $14.5 million for the three months ended June 30, 2021 compared to $13.7 million for the three months ended June 30, 2020.  Interest expense decreased as funding rates decreased.  Offsetting the decrease in interest expense, interest income on loans and mortgage-related securities categories decreased as replacement rates and average balances were lower than in the prior year.

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act, as amended. The Company calculated the current quarter allowance using the incurred loss model. There was a negative provision for loan losses of $750,000 for the three months ended June 30, 2021 compared to a $4.3 million provision for loan losses for the three months ended June 30, 2020. During the three months ended June 30, 2021, we made adjustments to our qualitative factors, primarily to account for the improvement in certain economic factors along with a decrease in loan balance. Additionally, we recorded a significant recovery as a loan payoff was received.

Total noninterest income decreased $1.3 million due primarily to a decrease in loan prepayment fees. Service charges on loans decreased due to fees earned on swaps in 2020.

Compensation, payroll taxes, and other employee benefits expense decreased $32,000 to $4.9 million primarily due to a decrease in variable compensation offset by increases in health insurance and employee stock ownership plan expenses. Data processing expense decreased $212,000 due to the implementation of a new digital banking platform in 2020. Other noninterest expense decreased $71,000 as certain loan-related expenses decreased offset by a decrease of credits received for FDIC premiums in 2020 but not in 2021.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2021 and 2020

Net income totaled $10.4 million for the three months ended June 30, 2021 compared to $16.8 million for the three months ended June 30, 2020. We originated $1.07 billion in mortgage loans held for sale (including sales to the community banking segment) during the three months ended June 30, 2021, which represents a decrease of $77.5 million, or 6.8%, from the $1.14 billion originated during the three months ended June 30, 2020. The decrease in loan production volume was driven by a $246.5 million, or 48.5%, decrease in refinance products as mortgage rates have increased. Mortgage purchase products increased $168.9 million, or 26.6%, due to the high demand for single family homes and fixed-rate mortgages. Total mortgage banking noninterest income decreased $13.7 million, or 21.3%, to $50.6 million during the three months ended June 30, 2021 compared to $64.2 million during the three months ended June 30, 2020.  The decrease in mortgage banking noninterest income was related to a 6.8% decrease in volume and an 11.8% decrease in gross margin on loans originated and sold for the three months ended June 30, 2021 compared to June 30, 2020.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage orginators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 75.4% of total originations during the three months ended June 30, 2021, compared to 55.5% of total originations during the three months ended June 30, 2020, respectively, as refinance demand decelerated as interest rates increased over the past year.  The mix of loan type trended towards less conventional loans and more governmental loans; with conventional loans and governmental loans comprising 75.3% and 24.7% of all loan originations, respectively, during the three months ended June 30, 2021, compared to 75.8% and 24.2% of all loan originations, respectively, during the three months ended June 30, 2020.

Total compensation, payroll taxes and other employee benefits decreased $3.0 million, or 9.2%, to $29.2 million for the three months ended June 30, 2021 compared to $32.1 million for the three months ended June 30, 2020.  The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased. Professional fees decreased $489,000 to $361,000 during the quarter ended June 30, 2021 compared to $850,000 of expense during the quarter ended June 30, 2020.  The decrease related to a decrease in litigation costs compared to the prior year, as the Herrington settlement was resolved in 2020. Occupancy, office furniture, and equipment decreased $262,000 due to lower rent and depreciation expenses. Other noninterest expense decreased $561,000 to $2.7 million during the quarter ended June 30, 2021 compared to $3.2 million during the quarter ended June 30, 2020. The decrease related to a decrease in the provision for losses on loans sold to the secondary market that results from both early payoff and early default provisions with investors. The decreased provision was driven by both a decrease in the number and volume of loans sold, as well as actual default activity resulting from COVID-19 pandemic being lower than expected. Offsetting the decrease, amortization of mortgage servicing rights increased as the size of the servicing portfolio has increased in 2021 compared to 2020.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended June 30,
	2021	2020
	(Dollars in Thousands, except per share amounts)

Net income	$17,894	20,948
Earnings per share - basic	0.75	0.86
Earnings per share - diluted	0.74	0.85
Annualized return on average assets	3.25%	3.87%
Annualized return on average equity	16.49%	22.39%

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
	Three months ended June 30,
	2021			2020
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$$1,655,078	$$16,480	3.99%	$$1,759,970	$$18,493	4.23%
Mortgage related securities (2)	100,056	486	1.95%	105,727	670	2.55%
Debt securities, federal funds sold and short-term investments (2)(3)	308,105	944	1.23%	164,306	768	1.88%
Total interest-earning assets	2,063,239	17,910	3.48%	2,030,003	19,931	3.95%

Noninterest-earning assets	143,375			147,342
Total assets	$$2,206,614			$$2,177,345

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$$63,610	12	0.08%	$$45,289	$$9	0.08%
Money market, savings, and escrow accounts	350,270	205	0.23%	252,500	464	0.74%
Time deposits	690,196	861	0.50%	730,573	3,474	1.91%
Total interest-bearing deposits	1,104,076	1,078	0.39%	1,028,362	3,947	1.54%
Borrowings	480,054	2,469	2.06%	609,863	2,665	1.76%
Total interest-bearing liabilities	1,584,130	3,547	0.90%	1,638,225	6,612	1.62%

Noninterest-bearing liabilities
Noninterest-bearing deposits	141,648			115,605
Other noninterest-bearing liabilities	45,658			47,140
Total noninterest-bearing liabilities	187,306			162,745
Total liabilities	1,771,436			1,800,970
Equity	435,178			376,375
Total liabilities and equity	$$2,206,614			$$2,177,345

Net interest income / Net interest rate spread (4)		14,363	2.58%		13,319	2.33%
Less: taxable equivalent adjustment		86	0.01%		70	0.02%
Net interest income / Net interest rate spread, as reported		$$14,277	2.57%		$$13,249	2.31%
Net interest-earning assets (5)	$$479,109			$$391,778
Net interest margin (6)			2.78%			2.62%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.79%			2.64%
Average interest-earning assets to average interest-bearing liabilities			130.24%			123.91%
__________
(1) Interest income includes net deferred loan fee amortization income of $494,000 and $428,000 for the three months ended June 30, 2021 and 2020, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended June 30, 2021 and 2020. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.12% and 1.71% for the three months ended June 30, 2021 and 2020, respectively.
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

	Three months ended June 30,
	2021 versus 2020
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$(1,047)	$(966)	$(2,013)
Mortgage related securities (3)	(34)	(150)	(184)
Debt securities, federal funds sold and short-term investments (3)(4)	509	(333)	176
Total interest-earning assets	(572)	(1,449)	(2,021)

Interest expense:
Demand accounts	3	-	3
Money market, savings, and escrow accounts	342	(601)	(259)
Time deposits	(182)	(2,431)	(2,613)
Total interest-earning deposits	163	(3,032)	(2,869)
Borrowings	(621)	425	(196)
Total interest-bearing liabilities	(458)	(2,607)	(3,065)
Net change in net interest income	$(114)	$1,158	$1,044
______________
(1)   Interest income includes net deferred loan fee amortization income of $494,000 and $428,000 for the three months ended June 30, 2021 and 2020, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended June 30, 2021 and June 30, 2020.

Net interest income increased $1.0 million, or 7.8%, to $14.3 million during the three months ended June 30, 2021 compared to $13.2 million during the three months ended June 30, 2020.

●
Interest income on loans decreased $2.0 million due primarily to a 24 basis point decrease in average yield on loans as London Interbank Offered Rate ("LIBOR") and U.S. Treasury rates continued to decrease and a $104.9 million, or 6.0%, decrease in average loans as payoffs continue to outpace originations. The decrease in average loan balance was driven by a decrease of $101.6 million, or 7.2%, in the average balance of loans held in portfolio along with a $3.3 million, or 1.0%, decrease in the average balance of loans held for sale.

●	Interest income from mortgage-related securities decreased $184,000 as the yield decreased 60 basis points and the average balance decreased $5.7 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $160,000 due primarily to a $143.8 million increase in the average balance as cash balances were greater.  The increase in average cash balances resulted fron the growth in deposits along with paydowns on loans. Offsetting the increase in average balance, the yield decreased 59 basis points as higher rate securities matured and were placed in cash.

●
Interest expense on time deposits decreased $2.6 million, or 75.2%, primarily due to a 141 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $40.4 million compared to the prior year period.

●
Interest expense on money market, savings, and escrow accounts decreased $259,000, or 55.8%, due primarily to a 51 basis point decrease in average cost of money market, savings, and escrow accounts. Partially offsetting the decrease in average cost, the average balance increased $97.8 million. Money market accounts continue to be a focus and the Company agressively marketed new and existing customers through various new offerings.

●
Interest expense on borrowings decreased $196,000, or 7.4%, due to a $129.8 million decrease in the average balance of borrowings during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as additional short-term funding was needed in 2020. Offsetting the decrease in average balance, the cost of borrowings increased 30 basis points to 2.06% during the three months ended June 30, 2021, compared to 1.76% million during the three months ended June 30, 2020 as the lower rate short-term FHLB borrowings utilized uring 2020 were not necessary during 2021 due to our excess liquidity position.

Provision for Loan Losses

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act and subsequently under the Consolidated Appropriations Act. The Company calculated the current quarter allowance using the incurred loss model. The negative provision for loan losses was $750,000 for the three months ended June 30, 2021 compared to $4.5 million of provision for loan losses for the three months ended June 30, 2020. During the three months ended June 30, 2020, we made adjustments to our qualitative factors, primarily to account for the improvement in certain economic factors along with a decrease in loan balance.  Additionally, we recorded a significant recovery as a loan payoff was received. We had a negative provision for loan losses of $750,000 at the community banking segment and no provision for loan losses for the mortgage banking segment. Net recoveries were $378,000 for the three months ended June 30, 2021.

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

Noninterest Income
	Three months ended June 30,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$657	$2,231	$(1,574)	(70.6)%
Increase in cash surrender value of life insurance	684	520	164	31.5%
Mortgage banking income	49,649	63,774	(14,125)	(22.1)%
Other	1,054	379	675	178.1%
Total noninterest income	$52,044	$66,904	$(14,860)	(22.2)%

Total noninterest income decreased $14.9 million, or 22.2%, to $52.0 million during the three months ended June 30, 2021 compared to $66.9 million during the three months ended June 30, 2020. The decrease resulted primarily from a decrease in mortgage banking noninterest income along with a decrease in service charges on loan and deposits.

●
The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $52.2 million, or 4.7%, to $1.06 billion during the three months ended June 30, 2021 compared to $1.11 billion during the three months ended June 30, 2020. Gross margin on loans originated and sold decreased 11.8% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2021 and 2020" above for additional discussion of the increase in mortgage banking income.

●	Service charges on loans and deposits decreased primarily due to a decrease in fees earned on loan swaps originated.
●	The increase in cash surrender value of life insurance was due primarily to an increase in dividends due to the timing of the annual dividend.
●
The increase in other noninterest income was due primarily to increases in mortgage servicing fee income and wealth management revenue. Mortgage servicing fee income increased as loans sold with servicing rights retained increased due to market conditions.

Noninterest Expenses
	Three months ended June 30,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$33,926	$36,889	$(2,963)	(8.0)%
Occupancy, office furniture and equipment	2,293	2,534	(241)	(9.5)%
Advertising	911	864	47	5.4%
Data processing	914	1,095	(181)	(16.5)%
Communications	326	317	9	2.8%
Professional fees	569	1,077	(508)	(47.2)%
Real estate owned	-	33	(33)	(100.0)%
Loan processing expense	1,200	1,208	(8)	(0.7)%
Other	3,158	3,672	(514)	(14.0)%
Total noninterest expenses	$43,297	$47,689	$(4,392)	(9.2)%

Total noninterest expenses decreased $4.4 million, or 9.2%, to $43.3 million during the three months ended June 30, 2021 compared to $47.7 million during the three months ended June 30, 2020.

●
Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $3.0 million, or 9.2%, to $29.2 million during the three months ended June 30, 2021. The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $32,000, or 0.7%, to $4.9 million during the three months ended June 30, 2021. The decrease was due primarily to a decrease in variable compensation offset by increases in health insurance and employee stock ownership plan expenses.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $262,000 to $1.4 million during the three months ended June 30, 2021, primarily resulting from lower rent and depreciation expense.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $32,000 to $887,000 during the three months ended June 30, 2021. The increase was due primarily to increased snow removal expense.

●
Advertising expense increased $47,000, or 5.4%, to $911,000 during the three months ended June 30, 2021. This was primarily due to marketing increases at the mortgage banking segment to attract customers as rates are higher than in the prior year.  Advertising at the community banking segment decreased as customer promotion slowed.

●
Data processing expense decreased $181,000, or 16.5%, to $914,000 during the three months ended June 30, 2021. This was primarily due to decreased data conversion expenses as the new ditigal banking platform rollout at the community banking segment occured during the three months ended June 30, 2020.

●
Professional fees decreased $508,000 to $569,000 of income during the three months ended June 30, 2021. The decrease related to a decrease in litigation costs compared to the prior year, as the Herrington settlement was resolved in 2020.

●
Other noninterest expense decreased $514,000, or 14.0%, to $3.2 million during the three months ended June 30, 2021.  The decrease at the mortgage banking segment related to a decrease in the provision for losses on loans sold as the secondary market that results from both early payoff and early default provisions with investors. The decreased provision is driven by both a decrease in the number and volume of loans sold, as well as actual default activity resulting from the COVID-19 pandemic was lower than expected. Offsetting the decrease at the mortgage banking segment, amortization of mortgage servicing rights increased as the size of the servicing portfolio has increased in 2021 compared to 2020. Additionally, other noninterest expenses decreased at the community banking segment as certain loan expenses decreased offset by a decrease of credits received for FDIC premiums in 2020 but not in 2021.

Income Taxes

Income tax expense totaled $5.9 million for the three months ended June 30, 2021 compared to $7.0 million during the three months ended June 30, 2020. Income tax expense was recognized on the statement of income during the three months ended June 30, 2021 at an effective rate of 24.7% of pretax income compared to 25.1% during the three months ended June 30, 2020. The decrease in rate is primarily due to lower pretax income, relative to permanent deductions.

Comparison of Community Banking Segment for the Six Months Ended June 30, 2021 and 2020

Net income increased $6.7 million for the six months ended June 30, 2021 to $14.9 million compared to net income of $8.2 million for the six months ended June 30, 2020.  Net interest income increased $2.2 million to $28.8 million for the six months ended June 30, 2021 compared to $26.6 million for the six months ended June 30, 2020. Interest expense decreased as deposit funding rates decreased.  Offsetting the decrease in interest expense, interest income on loans and mortgage-related securities categories decreased as replacement rates and average balances were lower than in the prior year.

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act, as amended. The Company calculated the current year allowance using the incurred loss model. There was a negative provision for loan losses of $1.9 million for the six months ended June 30, 2021 compared to a $5.1 million provision for loan losses for the six months ended June 30, 2020. During the six months ended June 30, 2021, we made adjustments to our qualitative factors, primarily to account for the improvement in certain economic factors along with a decrease in loan balance. Additionally, we recorded a significant recovery as a loan payoff was received.

Total noninterest income decreased $1.1 million due primarily to a decrease in loan fees. Service charges on loans decreased due to fees earned on loan swap originations in 2020.

Compensation, payroll taxes, and other employee benefits expense decreased $225,000 to $9.8 million primarily due to a decrease in variable compensation, health insurance, and salaries offset by an increase in employee stock ownership plan expense. Data processing expense decreased $306,000 due to the implementation of a new digital banking platform in 2020. Other noninterest expense decreased $211,000 as certain loan-related expenses decreased offset by a decrease of credits received for FDIC premiums in 2020 but not in 2021.

Comparison of Mortgage Banking Segment Operations for the Six Months Ended June 30, 2021 and 2020

Net income totaled $24.4 million for the six months ended June 30, 2021 compared to $18.7 million for the six months ended June 30, 2020. We originated $2.18 billion in mortgage loans held for sale (including sales to the community banking segment) during the six months ended June 30, 2021, which represents an increase of $328.7 million, or 17.8%, from the $1.85 billion originated during the six months ended June 30, 2020. The increase in loan production volume was driven by a $310.4 million, or 27.8%, increase in purchase products as housing demand remains high. Mortgage refinance products increased $18.4 million, or 2.5% due to the current low interest rate environment. Total mortgage banking noninterest income increased $10.6 million, or 11.1%, to $105.6 million during the six months ended June 30, 2021 compared to $95.0 million during the six months ended June 30, 2020.  The increase in mortgage banking noninterest income was related to a 27.8% increase in volume offset by a 1.8% decrease in gross margin on loans originated and sold for the six months ended June 30, 2021 compared to June 30, 2020.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The decrease in gross margin on loans originated and sold reflects pricing competition in the industry to gain market share.  We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan. Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity increased to 65.5% from 60.4% of total originations for the six months ended June 30, 2021 and 2020, respectively, as refinance demand decelerated as interest rates increased over the past year. The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 77.2% and 22.8% of all loan originations, respectively, during the six months ended June 30, 2021, compared to 74.1% and 25.9% of all originations, respectively, during the six months ended June 30, 2020.

Total compensation, payroll taxes and other employee benefits increased $6.9 million, or 13.4%, to $58.4 million for the six months ended June 30, 2021 compared to $51.5 million for the six months ended June 30, 2020.  primarily a result of an increase in salaries to meet loan demand, commission expense as fundings increased, and branch manager pay increased as branches were more profitable. Occupancy, office furniture, and equipment expense decreased primarily resulting from lower rent and depreciation expense. Advertising expense increased primarily due to marketing increases at the mortgage banking segment to attract customers as rates are higher than in the prior year. Loan processing expenses increased for the six months ended June 30, 2021 as loan costs increased due to loan application volume.  Professional fees decreased $2.6 million primarily related to receiving a legal settlement in 2021 and lower litigation costs compared to the prior year as the Herrington settlement was resolved in 2020.  Other noninterest expense decreased primarily due to decreased provision for loan sale losses as there was additional uncertainity in the prior year regarding selling loans to third party investors from COVID-19 pandemic challenges.  Offsetting the decreases, the amortization of mortgage servicing rights increased as the value of the servicing portfolio has increased in 2021 compared to 2020.
.

Consolidated Waterstone Financial, Inc. Results of Operations
	Six months ended June 30,
	2021	2020
	(Dollars in Thousands, except per share amounts)

Net income	$39,238	$$27,017
Earnings per share - basic	1.65	1.08
Earnings per share - diluted	1.64	1.08
Annualized return on average assets	3.62%	2.59%
Annualized return on average equity	18.49%	14.03%

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

	Six months ended June 30,
	2021			2020
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$$1,656,543	$$33,083	4.03%	$$1,661,033	$$36,180	4.38%
Mortgage related securities (2)	95,283	977	2.07%	108,908	1,372	2.53%
Debt securities, federal funds sold and short-term investments (2)(3)	291,111	1,873	1.30%	185,395	1,902	2.06%
Total interest-earning assets	2,042,937	35,933	3.55%	1,955,336	39,454	4.06%

Noninterest-earning assets	145,565			139,820
Total assets	$$2,188,502			$$2,095,156

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$$59,603	22	0.07%	$$42,587	17	0.08%
Money market, savings, and escrow accounts	332,443	452	0.27%	235,721	891	0.76%
Time deposits	697,911	2,121	0.61%	732,360	7,357	2.02%
Total interest-bearing deposits	1,089,957	2,595	0.48%	1,010,668	8,265	1.64%
Borrowings	481,353	4,969	2.08%	552,729	5,273	1.92%
Total interest-bearing liabilities	1,571,310	7,564	0.97%	1,563,397	13,538	1.74%

Noninterest-bearing liabilities
Noninterest-bearing deposits	140,056			104,116
Other noninterest-bearing liabilities	49,204			40,264
Total noninterest-bearing liabilities	189,260			144,380
Total liabilities	1,760,570			1,707,777
Equity	427,932			387,379
Total liabilities and equity	$$2,188,502			$$2,095,156

Net interest income / Net interest rate spread (4)		28,369	2.58%		25,916	2.32%
Less: taxable equivalent adjustment		140	0.02%		141	0.02%
Net interest income / Net interest rate spread, as reported		$$28,229	2.56%		$$25,775	2.30%
Net interest-earning assets (5)	$$471,627			$$391,939
Net interest margin (6)			2.79%			2.65%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.80%			2.67%
Average interest-earning assets to average interest-bearing liabilities			130.01%			125.07%
__________
(1)  Interest income includes net deferred loan fee amortization income of $1.1 million and $599,000 for the six months ended June 30, 2021 and 2020, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the six months ended June 30, 2021 and 2020. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.20% and 1.91% for the six months ended June 30, 2021 and 2020, respectively.
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

	Six months ended June 30,
	2021 versus 2020
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$(100)	$(2,997)	$(3,097)
Mortgage related securities (3)	(160)	(235)	(395)
Debt securities, federal funds sold and short-term investments (3) (4)	843	(872)	(29)
Total interest-earning assets	583	(4,104)	(3,521)

Interest expense:
Demand accounts	6	(1)	5
Money market, savings, and escrow accounts	788	(1,227)	(439)
Time deposits	(331)	(4,905)	(5,236)
Total interest-earning deposits	463	(6,133)	(5,670)
Borrowings	(727)	423	(304)
Total interest-bearing liabilities	(264)	(5,710)	(5,974)
Net change in net interest income	$847	$1,606	$2,453
______________
(1)	Interest income includes net deferred loan fee amortization income of $1.1 million and $599,000 for the six months ended June 30, 2021 and 2020, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the six months ended June 30, 2021 and 2020.

Net interest income increased $2.5 million, or 9.5%, to $28.2 million during the six months ended June 30, 2021 compared to $25.8 million during the six months ended June 30, 2020.

●
Interest income on loans decreased $3.1 million due primarily to a 35 basis point decrease in average yield on loans as London Interbank Offered Rate (LIBOR) and U.S. Treasury rates continued to decrease and a $4.5 million, or 0.3%, decrease in average loans as payoffs continue to outpace originations. The decrease in average loan balance was driven by a decrease of $73.8 million, or 5.2%, in the average balance of loans held in portfolio offset by a $69.3 million, or 27.3%, increase in the average balance of loans held for sale.

●	Interest income from mortgage related securities decreased $395,000 primarily as the yield decreased 46 basis points. Additionally, the average balance decreased $13.6 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $28,000 due to a 71 basis point decrease in the average yield. The decrease in average yield was primarily driven by the decrease in federal funds rate over the past year and as higher yielding securities have matured. Offsetting those decreases, the average balance of other interest-earning assets increased $105.7 million along with an increase in FHLB dividends.

●
Interest expense on time deposits decreased $5.2 million, or 71.2%, primarily due to a 141 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $34.4 million compared to the prior year period.

●
Interest expense on money market, savings, and escrow accounts decreased $439,000, or 49.3%, due primarily to a 49 basis point decrease in average cost of money market, savings, and escrow accounts offset by an increase in average balance of $96.7 million. Money market accounts have been a focus over the year and the Company has aggressively marketed new customers through various new offerings and new branches that opened within the past 12 months.

●
Interest expense on borrowings decreased $304,000, or 5.8%, due to a decrease of $71.4 million to $481.4 million in average borrowing volume during the six months ended June 30, 2021. The decrease was primarily due to additional short-term funding was needed in 2020. Offsetting the decrease in volume, the average cost of borrowings increased 16 basis points to 2.08% during the six months ended June 30, 2021, compared to 1.92% during the six months ended June 30, 2020 as the lower rate short-term FHLB borrowings utilized during 2020 were not necessary during 2021 due to our excess liquidity position.

Provision for Loan Losses

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act and subsequently under the Consolidated Appropriations Act. The Company calculated the current quarter allowance using the incurred loss model. The negative provision for loan losses was $1.8 million for the six months ended June 30, 2021 compared to a provision for loan losses of $5.3 million for the six months ended June 30, 2020.  During the six months ended June 30, 2021, we made adjustments to our qualitative factors, primarily to account for the improvement in certain economic factors along with a decrease in loan balance.  Additionally, we recorded a significant recovery as a loan payoff was received. We had a negative provision for loan losses of $1.9 million at the community banking segment and $30,000 in provision for loan losses for the mortgage banking segment. Net recoveries were $407,000 for the six months ended June 30, 2021.

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

Noninterest Income

		Six months ended June 30,
	2021	2020	$ Change	% Change
		(Dollars in Thousands)

Service charges on loans and deposits	$1,347	$2,712	$(1,365)	(50.3)%
Increase in cash surrender value of life insurance	985	873	112	12.8%
Mortgage banking income	104,040	94,180	9,860	10.5%
Other	1,871	603	1,268	210.3%
Total noninterest income	$108,243	$98,368	$9,875	10.0%

Total noninterest income increased $9.9 million, or 10.0%, to $108.2 million during the six months ended June 30, 2021 compared to $98.4 million during the six months ended June 30, 2020. The increase resulted primarily from an increase in mortgage banking income along with increases in all noninterest income categories.

●
The increase in mortgage banking income was primarily the result of an increase in loan origination volume offset by a decrease in gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis increased $369.1 million, or 20.6%, to $2.16 billion during the six months ended June 30, 2021 compared to $1.80 billion during the six months ended June 30, 2020. Gross margin on loans originated and sold decreased 1.8% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Six Months Ended June 30, 2021 and 2020" above for additional discussion of the increase in mortgage banking income.

●
Service charges on loans and deposits decreased primarily due to loan fees primarily due to loan prepayment fees. Service charges on loans decreased due to fees earned on loan swap originations in 2020.

●	The increase in cash surrender value of life insurance was due primarily to timing of the annual dividend earned on policyholders.
●
The increase in other noninterest income was due primarily to increases in mortgage servicing fee income and wealth management revenue. Mortgage servicing fee income increased as loans sold with servicing rights retained increased due to market conditions.

Noninterest Expenses

	Six months ended June 30,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$$68,049	$61,290	$6,759	11.0%
Occupancy, office furniture and equipment	4,858	5,275	(417)	(7.9)%
Advertising	1,735	1,764	(29)	(1.6)%
Data processing	1,885	2,101	(216)	(10.3)%
Communications	657	655	2	0.3%
Professional fees	254	2,909	(2,655)	(91.3)%
Real estate owned	(12)	44	(56)	(127.3)%
Loan processing expense	2,535	2,284	251	11.0%
Other	6,336	6,575	(239)	(3.6)%
Total noninterest expenses	$$86,297	$82,897	$3,400	4.1%

Total noninterest expenses increased $3.4 million, or 4.1%, to $86.3 million during the six months ended June 30, 2021 compared to $82.9 million during the six months ended June 30, 2020.

●
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment increased $6.9 million, or 13.4%, to $58.4 million for the six months ended June 30, 2021. The increase in compensation expense was primarily a result of an increase in salaries to meet loan demand, commission expense as fundings increased, and branch manager pay increased as branches were more profitable.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $225,000, or 2.2%, to $9.8 million during the six months ended June 30, 2021. The decrease was primarily due to a decrease in variable compensation, health insurance, and salaries offset by an increase in employee stock ownership plan expense.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $449,000 to $2.9 million during the six months ended June 30, 2021, resulting from lower rent and depreciation expense.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $32,000 to $1.9 million during the six months ended June 30, 2021.  The increase was due primarily to snow plowing expense.

●
Advertising expense decreased $76,000 at the community banking segment as customer promotional offers decreased.  Offsetting the decrease at the community banking segment, advertising increased $47,000 at the mortgage banking segment to attract customers in a competitive mortgage environment. .

●
Data processing expense decreased $216,000, or 10.3%, to $1.9 million during the six months ended June 30, 2021. This was primarily due to decreased data conversion expenses as the new ditigal banking platform rollout at the community banking segment occured during the six months ended June 30, 2020.

●
Professional fees expense decreased $2.7 million to $254,000 primarily as a result of a decrease in legal fees at the mortgage banking segment primarily related to receiving a legal settlement in 2021 and lower litigation costs compared to the prior year as the Herrington settlement was resolved in 2020.

●	Loan processing expense increased $251,000 to $2.5 million during the six months ended June 30, 2021. This was primarily due to an increase in loan costs associated with the application volumes.
●
Other noninterest expense decreased $239,000 for the six months ended June 30, 2021 due to a decrease at the mortgage banking segment. The decrease at the mortgage banking segment was primarily due to decreased provision for loan sale losses as there was additional uncertainity in the prior year regarding selling loans to third party investors from COVID-19 pandemic challenges.  Offsetting theses decreases, amortization expense of mortgage servicing rights increased as the value of the servicing portfolio has increased in 2021 compared to 2020. Other noninterest expenses decreased at the community banking segment due primarily to a decrease in certain loan-related expenses decreased offset by a decrease of credits received for FDIC premiums in 2020 but not in 2021.

Income Taxes

Income tax expense totaled $12.8 million for the six months ended June 30, 2021 compared to $8.9 million during the six months ended June 30, 2020. Income tax expense was recognized on the statement of income during the six months ended June 30, 2021 at an effective rate of 24.5% of pretax income compared to 24.9% during the six months ended June 30, 2020.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets – Total assets increased by $17.4 million, or 0.8%, to $2.20 billion at June 30, 2021 from $2.18 billion at December 31, 2020. The increase in total assets primarily reflects an increase in cash and cash equivalents, and prepaid expenses and securities available for sale, partially offset by a decrease in loans receivable and loans held for sale. The total assets increase reflects liability increases in deposits and advance payments by borrowers for taxes.

Cash and Cash Equivalents – Cash and cash equivalents increased $134.0 million, or 141.4%, to $228.7 million at June 30, 2021, compared to $94.8 million at December 31, 2020.  The increase in cash and cash equivalents primarily reflects the additional source of funds through an increase in deposits and advance payments by borrowers for taxes, as well as paydowns of loans receivable and loans held for sale.

Securities Available for Sale – Securities available for sale increased $12.6 million to $172.2 million at June 30, 2021. The increase was primarily due to purchases of mortgage-related securities exceeding security paydowns for the year and maturities of debt securities.

Loans Held for Sale - Loans held for sale decreased $49.4 million to $352.6 million at June 30, 2021 due to the decrease of refinancing activity resulting from the increase in mortgage rates.

Loans Receivable - Loans receivable held for investment decreased $78.7 million to $1.30 billion at June 30, 2021.  The decrease in total loans receivable was attributable to decreases in each of the one- to four-family, multi-family, commercial real estate, construction and land, home equity, commercial, and consumer loan categories.

The following table shows loan originations during the periods indicated.

	For the
	Six months ended June 30,
	2021	2020

Real estate loans originated for investment:
Residential
One- to four-family	$29,685	$56,970
Multi-family	55,029	102,432
Home equity	3,225	3,232
Construction and land	3,051	21,995
Commercial real estate	16,913	25,638
Total real estate loans originated for investment	107,903	210,267
Consumer loans originated for investment	23	275
Commercial business loans originated for investment	19,908	41,482
Total loans originated for investment	$127,834	$252,024

Allowance for Loan Losses - The allowance for loan losses decreased $1.4 million to $17.4 million at June 30, 2021. The decrease resulted from a negative provision due to improvement in certain economic factors, decreasing the required allowance related to the loans collectively reviewed. The overall decrease was primarily related to each of the one- to four-family, home equity, construction and land, and consumer categories. See Note 3 for further discussion on the allowance for loan losses.

Real Estate Owned – Total real estate owned decreased $172,000 to $150,000 at June 30, 2021.  During the six months ended June 30, 2021, no loans were transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $172,000. There were no writedowns during the six months ended June 30, 2021.

Prepaid expenses and other assets – Total prepaid expenses and other assets decreased $2.8 million to $54.7 million at June 30, 2021. The decrease was primarily due to decreases in hedging receivables, deferred tax assets, and unrealized gain on loan swaps.

Deposits – Total deposits increased $46.2 million to $1.23 billion at June 30, 2021.  The increase was driven by an increase of $56.1 million in money market and savings deposits and $20.3 million in demand deposits offset by a decrease of $30.2 million in time deposits.

Borrowings – Total borrowings decreased $33.1 million, or 6.5%, to $475.0 million at June 30, 2021. The community banking segment paid off $25.0 million in short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment decreased a total of $9.1 million at June 30, 2021 from December 31, 2020.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $14.1 million to $17.7 million at June 30, 2021. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $28.5 million to $46.5 million at June 30, 2021 compared to December 31, 2020. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.  At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition. These amounts remain classified as other liabilities until settled. Additionally, other liabilities decreased due to the payment of the legal settlement and a decrease in the liability related to forward commitments to sell loans at the mortgage banking segment.

Shareholders’ Equity – Shareholders' equity increased $18.6 million to $431.7 million at June 30, 2021 from December 31, 2020.  Shareholders' equity increased primarily due to net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.  Partially offsetting the increases, there were decreases due to the declaration of dividends, a decrease in the fair value of the security portfolio, and the repurchase of stock.

ASSET QUALITY

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2021	2020
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$3,896	$5,072
Multi-family	317	341
Home equity	77	63
Construction and land	43	43
Commercial real estate	19	41
Commercial	-	-
Consumer	-	-
Total non-accrual loans	4,352	5,560

Real estate owned
One- to four-family	-	-
Multi-family	-	-
Construction and land	150	322
Commercial real estate	-	-
Total real estate owned	150	322
Total nonperforming assets	$4,502	$5,882

Total non-accrual loans to total loans	0.34%	0.40%
Total non-accrual loans to total assets	0.20%	0.25%
Total nonperforming assets to total assets	0.20%	0.27%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Six Months
	Ended June 30,
	2021	2020
	(In Thousands)

Balance at beginning of period	$5,560	$7,025
Additions	997	1,422
Transfers to real estate owned	-	(299)
Charge-offs	-	(3)
Returned to accrual status	(1,359)	(1,033)
Principal paydowns and other	(846)	(1,576)
Balance at end of period	$4,352	$5,536

Total non-accrual loans decreased by $1.2 million, or 21.7%, to $4.4 million as of June 30, 2021 compared to $5.6 million as of December 31, 2020.  The ratio of non-accrual loans to total loans receivable was 0.34% at June 30, 2021 compared to 0.40% at December 31, 2020.  During the six months ended June 30, 2021, $997,000 in loans were placed on non-accrual status. Offsetting this activity, $1.3 million returned to accrual status and $846,000 in principal payments were received during the six months ended June 30, 2021.

Of the $4.4 million in total non-accrual loans as of June 30, 2021, $3.5 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $90,000 in cumulative partial net charge-offs have been recorded over the life of these loans as of June 30, 2021.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  There were no specific reserves as of June 30, 2021.  The remaining $864,000 of non-accrual loans were reviewed on an aggregate basis and $173,000 in general valuation allowance was deemed appropriate related to those loans as of June 30, 2021.   The $173,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of June 30, 2021 totaled $2.2 million, which represents 50.9% of total non-accrual loans as of that date.  These five loans have not had any cumulative life-to-date net charge-offs and no specific specific reserve was deemed necessary based on net realizable collateral value with respect to these five loans as of June 30, 2021.

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

As of June 30, 2021, there were no loans 90 or more days past due and still accruing interest. As of December 31, 2020, there was a $586,000 loan that was 90 or more days past due and still accruing interest.  The bank received full payoff of the loan subsequent to December 31, 2020.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of June 30, 2021
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$1,158	$942	$2,100
Commercial real estate	1,223	-	1,223
Commercial	1,097	-	1,097
	$3,478	$942	$4,420

	As of December 31, 2020
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,733	$532	$3,265
Commercial real estate	7,207	-	7,207
Commercial	1,097	-	1,097
	$11,037	$532	$11,569

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
We modified loans for borrowers that were not considered troubled debt restructings under the CARES Act.  Loans less than 30 days past due as of December 31, 2019 were allowed for modifications if the borrower experienced a COVID-19 hardship. As of June 30, 2021, the Company had $559,000 of one-to four-family loans consisting of the deferral of principal and interest. In accordance with the CARES Act, these short term deferrals are not considered troubled debt restructurings.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At June 30,	At December 31,
	2021	2020
	(Dollars in Thousands)

Loans past due less than 90 days	$3,729	$3,938
Loans past due 90 days or more	3,175	3,958
Total loans past due	$6,904	$7,896

Total loans past due to total loans receivable	0.53%	0.57%

Past due loans decreased by $992,000, or 12.6%, to $6.9 million at June 30, 2021 from $7.9 million at December 31, 2020.  Loans past due 90 days or more decreased by $783,000, or 19.8%, primarily in the one- to four-family loan category during the six months ended June 30, 2021. Loans past due less than 90 days decreased by $209,000, or 5.3%, primarily in the one- to four-family loan category.

REAL ESTATE OWNED

Total real estate owned decreased by $172,000 to $150,000 at June 30, 2021, compared to $322,000 at December 31, 2020.  During the six months ended June 30, 2021, no loans were transferred to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $172,000.  There were no write downs during the six months ended June 30, 2021. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an “as is value” assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Six Months
	Ended June 30,
	2021	2020
	(Dollars in Thousands)

Balance at beginning of period	$18,823	$12,387
Provision (credit) for loan losses	(1,820)	5,285
Charge-offs:
Mortgage
One- to four-family	39	7
Multi-family	-	5
Home equity	-	13
Commercial real estate	-	-
Construction and land	-	-
Consumer	-	1
Commercial	-	8
Total charge-offs	39	34
Recoveries:
Mortgage
One- to four-family	350	61
Multi-family	35	9
Home equity	8	18
Commercial real estate	2	7
Construction and land	51	1
Consumer	-	-
Commercial	-	-
Total recoveries	446	96
Net recoveries	(407)	(62)
Allowance at end of period	$17,410	$17,734

Ratios:
Allowance for loan losses to non-accrual loans at end of period	400.05%	320.34%
Allowance for loan losses to loans receivable at end of period	1.34%	1.24%
Net recoveries to average loans outstanding (annualized)	(0.06)%	(0.01)%
(Provision) credit for loan losses to net recoveries	447.17%	(8,524.19)%
Net recoveries to beginning of the period allowance (annualized)	(4.36)%	(1.01)%

The allowance for loan losses decreased $1.4 million to $17.4 million at June 30, 2021, compared to $18.8 million at December 31, 2020.  The decrease in allowance for loan losses reflects the $1.8 million negative provision for loan losses. The negative provision recorded during the current year reflects adjustments to our qualitative factors, primarily to account for the slight improvement in certain economic factors along with a decrease in loan balance.

We had net recoveries of $407,000, or 0.06% of average loans annualized, for the six months ended June 30, 2021, compared to net recoveries of $62,000, or less than 0.01% of average loans annualized, for the six months ended June 30, 2020. Of the $407,000 in recoveries during the six months ended June 30, 2021, the majority of the activity related to loans secured by one- to four-family residential, construction and land, and multi-family loan categories.

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

Management is validating the CECL model and methodologies; however we expect the change in the allowance for credit loss, including reserves for unfunded commitments, not to exceed 115% of the June 30, 2021 allowance based on a parallel computation.  When finalized, this one-time increase as a result of the adoption of CECL will be recorded, net of tax, as an adjustment to retained earnings effective on the earlier of the fiscal year beginning after the termination date of the national emergency declaration by the President or January 1, 2022. This estimate is subject to change based on continuing refinement and validation of the model and methodologies.

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

During the six months ended June 30, 2021, primary uses of cash and cash equivalents included: $2.16 billion in funding loans held for sale, $39.9 million for purchases of mortgage related securities, $33.1 million for short-term borrowings, $21.5 million for cash dividends paid, and $4.3 million to pay a legal settlement.

During the six months ended June 30, 2021, primary sources of cash and cash equivalents included: $2.32 billion in proceeds from the sale of loans held for sale, $79.1 million for net loan receivables decrease, $46.2 million from an increase in deposits, $21.1 million in principal repayments on mortgage related securities, $4.2 million in maturies of debt securities, and $39.2 million in net income.

During the six months ended June 30, 2020, primary uses of cash and cash equivalents included: $1.80 billion in funding loans held for sale, $46.0 million for funding of loans receivable, $20.4 million in purchases of our common stock, $18.8 million for cash dividends paid, $5.6 million for purchases of FHLB stock, $4.5 million forpurchases of mortgage related securities, and $2.5 million for purchases of debt securities.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2021 and 2020, respectively, $228.7 million and $76.9 million of our assets were invested in cash and cash equivalents.  At June 30, 2021, cash and cash equivalents were comprised of the following: $198.0 million in cash held at the Federal Reserve Bank and other depository institutions and $30.8 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts,  advances from the FHLB, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2021, we had $470.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, and 2029.  The 2027 advance has a contractual maturity date in December 2027. There are eight advances that have contractual maturities in 2028. Two of the 2028 advance maturities have quarterly call options which began in June 2020 and September 2020. There are four advances with contractual maturities in 2029. Two advances have quarterly call options currently available and the other two have options beginning in August 2021 and beginning in May 2022.

At June 30, 2021, we had outstanding commitments to originate loans receivable of $55.6 million.  In addition, at June 30, 2021, we had unfunded commitments under construction loans of $57.5 million, unfunded commitments under business lines of credit of $14.4 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.2 million.  At June 30, 2021, certificates of deposit scheduled to mature in one year or less totaled $564.2 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

•
Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At June 30, 2021, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $46.8 million.

Capital

Shareholders' equity increased $18.6 million to $431.7 million at June 30, 2021 from December 31, 2020.  Shareholders' equity increased primarily due to net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.  Partially offsetting the increases, there were decreases due to the declaration of dividends, a decrease in the fair value of the security portfolio, and the repurchase of stock.

The Company's Board of Directors authorized a stock repurchase program in the third quarter of 2020. As of June 30, 2021, the Company had repurchased 10.8 million shares at an average price of $14.42 under previously approved stock repurchase plans.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At June 30, 2021, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 8 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2021 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (3)	$208,523	$$208,523	$-	$-	$-
Money market and savings deposits (3)	351,394	351,394	-	-	-
Time deposit (3)	671,143	564,231	104,846	2,066	-
Federal Home Loan Bank advances (1)	475,000	5,000	-	-	470,000
Operating leases (2)	7,586	2,514	3,342	974	756
	$1,713,646	$$1,131,662	$$108,188	$$3,040	$$470,756

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

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2021.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$55,571	$55,571	$-	$-	$-
Unused portion of home equity lines of credit (2)	12,992	12,992	-	-	-
Unused portion of construction loans (3)	57,499	57,499	-	-	-
Unused portion of business lines of credit	14,390	14,390	-	-	-
Standby letters of credit	1,241	1,241	-	-	-
Total Other Commitments	$141,693	$141,693	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2021 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of March 31, 2021
Dollar Change	$$10,345	7,917	4,423	(3,045)
Percentage Change	18.90%	14.46	8.08	(5.56)

At June 30, 2021, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 8.08% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 5.56%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the second quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
April 1, 2021 - April 30, 2021	-	$-	-	996,363
May 1, 2021 - May 31, 2021	28,202	19.53	28,202	968,161
June 1, 2021 - June 30, 2021	31,849	19.32	31,849	937,490
Total	60,051	$$19.42	60,051	937,490

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: August 3, 2021
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: August 3, 2021
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer