Form 10-Q
period 2021-09-30
Waterstone Financial, Inc.
filed 2021-11-09
CIK 1569994

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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
Yes      ☐            No      ☒
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 24,926,117 at November 8, 2021.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item l. Financial Statements
Consolidated Statements of Financial Condition as of September 30, 2021 (unaudited) and December 31, 2020	3
Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (unaudited)	5
Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020 (unaudited)	6-7
Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	8
Notes to Consolidated Financial Statements (unaudited)	9-37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operaterions	38-61
Item 3. Quantitative and Qualitative Disclosures about Market Risk	62
Item 4. Controls and Procedures	63

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	63
Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Mine Safety Disclosures Item 5. Other Information	63 63 63 63 64
Item 6. Exhibits	64
Signatures	64

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2021	December 31, 2020
Assets	(Dollars In Thousands, except share and per share data)
Cash	$327,288	$56,190
Federal funds sold	12,097	18,847
Interest-earning deposits in other financial institutions and other short term investments	19,229	19,730
Cash and cash equivalents	358,614	94,767
Securities available for sale (at fair value)	174,830	159,619
Loans held for sale (at fair value)	325,958	402,003
Loans receivable	1,226,834	1,375,137
Less: Allowance for loan losses	16,790	18,823
Loans receivable, net	1,210,044	1,356,314

Office properties and equipment, net	22,676	23,722
Federal Home Loan Bank stock (at cost)	24,438	26,720
Cash surrender value of life insurance	65,050	63,573
Real estate owned, net	148	322
Prepaid expenses and other assets	52,353	57,547
Total assets	$2,234,111	$2,184,587

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$217,078	$188,225
Money market and savings deposits	371,719	295,317
Time deposits	657,767	701,328
Total deposits	1,246,564	1,184,870

Borrowings	475,000	508,074
Advance payments by borrowers for taxes	25,298	3,522
Other liabilities	44,678	75,003
Total liabilities	1,791,540	1,771,469

Shareholders’ equity:
Preferred stock (par value $0.01 per share)
Authorized - 50,000,000 shares at September 30, 2021 and at December 31, 2020, no shares issued	-	-
Common stock (par value $0.01 per share)
Authorized - 100,000,000 shares at September 30, 2021 and at December 31, 2020
Issued - 25,038,054 at September 30, 2021 and 25,087,976 at December 31, 2020
Outstanding - 25,038,054 at September 30, 2021 and 25,087,976 at December 31, 2020	250	251
Additional paid-in capital	179,312	180,684
Retained earnings	277,316	245,287
Unearned ESOP shares	(14,540)	(15,430)
Accumulated other comprehensive income, net of taxes	233	2,326
Total shareholders’ equity	442,571	413,118
Total liabilities and shareholders’ equity	$2,234,111	$2,184,587

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In Thousands, except per share amounts)

Interest income:
Loans	$16,131	$18,224	$49,214	$54,404
Mortgage-related securities	471	588	1,448	1,960
Debt securities, federal funds sold and short-term investments	904	732	2,637	2,493
Total interest income	17,506	19,544	53,299	58,857
Interest expense:
Deposits	947	3,495	3,542	11,760
Borrowings	2,445	2,640	7,414	7,913
Total interest expense	3,392	6,135	10,956	19,673
Net interest income	14,114	13,409	42,343	39,184
Provision (credit) for loan losses	(700)	1,025	(2,520)	6,310
Net interest income after provision for loan losses	14,814	12,384	44,863	32,874
Noninterest income:
Service charges on loans and deposits	1,136	672	2,483	3,384
Increase in cash surrender value of life insurance	312	714	1,297	1,587
Mortgage banking income	46,547	72,112	150,587	166,292
Other	4,941	2,265	6,812	2,868
Total noninterest income	52,936	75,763	161,179	174,131
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	34,229	39,405	102,278	100,695
Occupancy, office furniture, and equipment	2,488	2,469	7,346	7,744
Advertising	835	861	2,570	2,625
Data processing	986	922	2,871	3,023
Communications	331	339	988	994
Professional fees	550	4,738	804	7,647
Real estate owned	1	11	(11)	55
Loan processing expense	1,135	1,336	3,670	3,620
Other	2,768	2,920	9,104	9,495
Total noninterest expenses	43,323	53,001	129,620	135,898
Income before income taxes	24,427	35,146	76,422	71,107
Income tax expense	5,427	8,853	18,184	17,797
Net income	$19,000	$26,293	$58,238	$53,310
Income per share:
Basic	$0.80	$1.08	$2.45	$2.16
Diluted	$0.79	$1.08	$2.43	$2.15
Weighted average shares outstanding:
Basic	23,785	24,297	23,790	24,720
Diluted	23,960	24,380	23,987	24,842

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Net income	$19,000	$26,293	$58,238	$53,310

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $262, $41, $783, $(754), respectively	(696)	(104)	(2,093)	2,013
Total other comprehensive (loss) income	(696)	(104)	(2,093)	2,013
Comprehensive income	$18,304	$26,189	$56,145	$55,323

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
For the nine months ended September 30, 2020	(In Thousands, except per share amounts)
Balances at December 31, 2019	27,148	$271	$211,997	$197,393	$(16,617)	$642	$393,686

Comprehensive income:
Net income	-	-	-	53,310	-	-	53,310
Other comprehensive income	-	-	-	-	-	2,013	2,013
Total comprehensive income							55,323

ESOP shares committed to be released to Plan participants	-	-	327	-	890	-	1,217
Cash dividend declared, $0.86 per share	-	-	-	(21,414)	-	-	(21,414)
Proceeds from stock option exercises	222	3	2,783	-	-	-	2,786
Stock compensation expense	-	-	553	-	-	-	553
Purchase of common stock returned to authorized but unissued	(2,150)	(22)	(32,700)	-	-	-	(32,722)
Balances at September 30, 2020	25,220	$252	$182,960	$229,289	$(15,727)	$2,655	$399,429

For the nine months ended September 30, 2021	(In Thousands, except per share amounts)
Balances at December 31, 2020	25,088	$251	$180,684	$245,287	$(15,430)	$2,326	$413,118

Comprehensive income:
Net income	-	-	-	58,238	-	-	58,238
Other comprehensive loss	-	-	-	-	-	(2,093)	(2,093)
Total comprehensive income							56,145

ESOP shares committed to be released to Plan participants	-	-	682	-	890	-	1,572
Cash dividend declared, $1.10 per share	-	-	-	(26,209)	-	-	(26,209)
Proceeds from stock option exercises	187	2	2,041	-	-	-	2,043
Stock compensation expense	-	-	564	-	-	-	564
Purchase of common stock returned to authorized but unissued	(237)	(3)	(4,659)	-	-	-	(4,662)
Balances at September 30, 2021	25,038	$250	$179,312	$277,316	$(14,540)	$233	$442,571

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
For the three months ended September 30, 2020	(In Thousands, except per share amounts)
Balances at June 30, 2020	25,843	$258	$192,762	$205,863	$(16,023)	$2,759	$385,619

Comprehensive income:
Net income	-	-	-	26,293	-	-	26,293
Other comprehensive loss	-	-	-	-	-	(104)	(104)
Total comprehensive income							26,189

ESOP shares committed to be released to Plan participants	-	-	99	-	296	-	395
Cash dividend declared, $0.12 per share	-	-	-	(2,867)	-	-	(2,867)
Proceeds from stock option exercises	177	2	2,253	-	-	-	2,255
Stock compensation expense	-	-	164	-	-	-	164
Purchase of common stock returned to authorized but unissued	(800)	(8)	(12,318)	-	-	-	(12,326)
Balances at September 30, 2020	25,220	$252	$182,960	$229,289	$(15,727)	$2,655	$399,429

For the three months ended September 30, 2021	(In Thousands, except per share amounts)
Balances at June 30, 2021	25,213	$252	$182,346	$263,048	$(14,837)	$929	$431,738

Comprehensive income:
Net income	-	-	-	19,000	-	-	19,000
Other comprehensive loss	-	-	-	-	-	(696)	(696)
Total comprehensive income							18,304

ESOP shares committed to be released to Plan participants	-	-	227	-	297	-	524
Cash dividend declared, $0.20 per share	-	-	-	(4,732)	-	-	(4,732)
Proceeds from stock option exercises	3	-	49	-	-	-	49
Stock compensation expense	-	-	194	-	-	-	194
Purchase of common stock returned to authorized but unissued	(178)	(2)	(3,504)	-	-	-	(3,506)
Balances at September 30, 2021	25,038	$250	$179,312	$277,316	$(14,540)	$233	$442,571

See accompanying notes to unaudited consolidated financial statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2021	2020
	(In Thousands)

Operating activities:
Net income	$58,238	$53,310
Adjustments to reconcile net income to cash provided by (used) in operating activities:
Provision (credit) for loan losses	(2,520)	6,310
Depreciation, amortization, accretion	4,924	4,016
Deferred taxes	345	(2,445)
Stock based compensation	564	553
Origination of mortgage servicing rights	(5,301)	(8,936)
Proceeds on sales of mortgage servicing rights	12,448	-
Gain on sale of loans held for sale	(153,612)	(171,374)
Loans originated for sale	(3,212,967)	(3,063,835)
Proceeds on sales of loans originated for sale	3,442,624	3,069,529
Gain on death benefit on bank owned life insurance	-	(1,456)
Decrease in accrued interest receivable	715	181
Increase in cash surrender value of life insurance	(1,297)	(1,587)
Decrease (increase) in derivative assets	4,251	(10,765)
Decrease in accrued interest on deposits and borrowings	(200)	(245)
(Increase) decrease in prepaid tax expense	(959)	2,794
Legal settlement	(4,250)	4,250
(Decrease) increase in derivative liabilities	(5,140)	445
Net gain related to real estate owned	(12)	(5)
Gain on sale of mortgage servicing rights	(4,032)	-
Change in other assets and other liabilities, net	(10,147)	2,910
Net cash provided by (used in) operating activities	123,672	(116,350)

Investing activities:
Net decrease (increase) in loans receivable	148,790	(46,322)
Purchases of:
FHLB stock	-	(5,570)
Mortgage related securities	(55,256)	(4,455)
Debt securities	-	(5,000)
Bank owned life insurance	(180)	(180)
Premises and equipment, net	(656)	(917)
Proceeds from:
Principal repayments on mortgage-related securities	30,755	33,635
Maturities of debt securities	6,375	3,760
Sales of FHLB stock	2,282	-
Sales of real estate owned	183	353
Proceeds from death benefit	-	9,633
Net cash provided by (used in) investing activities	132,293	(15,063)

Financing activities:
Net increase in deposits	61,694	116,875
Net change in short term borrowings	(33,074)	68,564
Cash paid for advance payments by borrowers for taxes	8,157	9,870
Cash dividends on common stock	(26,276)	(21,698)
Purchase of common stock returned to authorized but unissued	(4,662)	(32,722)
Proceeds from stock option exercises	2,043	2,786
Net cash provided by financing activities	7,882	143,675
Increase in cash and cash equivalents	263,847	12,262
Cash and cash equivalents at beginning of period	94,767	74,300
Cash and cash equivalents at end of period	$358,614	$86,562

Supplemental information:
Cash paid during the period for:
Income tax payments	$18,796	$17,448
Interest payments	10,756	19,918
Noncash activities:
Loans receivable transferred to real estate owned	-	369
Dividends declared but not paid in other liabilities	5,165	3,217

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2020 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period.

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

In 2021, restrictive measures related to the COVID-19 pandemic continued to ease as vaccination and other measures have increased. Most businesses have reopened at full capacity, which has improved commercial and consumer activity but still has not returned to pre-pandemic levels. While the overall outlook has improved based on the availability of the vaccine to all adults and older children, further government action in response to the COVID-19 pandemic, including any vaccination mandates, may affect our business and operations, including our workforce, human capital resources and infrastructure. the risk of further resurgence and possible reimplementation of restrictions remains.

The Company has reopened all financial centers at normal business hours and all employees have returned to work during 2021.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three and nine months ended September 30, 2021 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income. The Company reclassed certain line items in the Consolidated Statements of Cash Flows.

Impact of Recent Accounting Pronouncements

ASC Topic 326 "Financial Instruments - Credit Losses." Authoritative accounting guidance under ASC Topic 326, "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale (AFS) debt securities should be recorded through an allowance for credit losses rather than a write-down.

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

The Company has input the available historical Company data to build an internal model and is reviewing the assumptions to support the calculation under ASC Topic 326. Management’s methodology for estimating the allowance for credit losses under the current expected credit losses (CECL) model includes the use of relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience by vintage classified by loans with similar risk profiles provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as changes in underwriting standards, portfolio mix, portfolio volume, delinquency rates, interest rates, or other relevant factors. The Company is currently finalizing controls, processes, policies and disclosures in preparation for final adoption. The Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

During the third quarter, we ran a parallel run including additional analytics, controls, and a parallel governance process. A set of controls, including management review controls, implementation controls, data, model, and forecasting controls has been established. Next steps include further testing and finalization of controls and developing disclosures. We will continue to evaluate and refine our loss estimates throughout 2021.

Based on our most recent parallel run, we estimate that the impact of the standard on the allowance for credit losses ("ACL") as of September 30, 2021, would have been within a range of no change to a 10% increase. Within the ACL calculation, we generally expect the ACL to be lower for commercial loans as they are shorter duration loans compared to the longer duration residential and real estate loans. We expect that the ACL related to AFS securities will be immaterial as the portfolio consists entirely of municipal securities with low expected losses. This estimate is subject to change based on continuing review of the models, assumptions, methodologies and judgments.

The impact of the ASU at adoption will be influenced by the portfolio composition and credit quality, macroeconomic conditions and forecasts at that time, as well as other management judgments. We expect more volatility in the credit loss estimate under CECL than under the current accounting requirements.

The Bank will adopt this guidance beginning January 1, 2022. Transition to the new ASU will be through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of January 1, 2022.

Financial statement users should be aware that the allowance for credit loss is, by design, inherently sensitive to changes in economic outlook, loan and lease portfolio composition, portfolio duration, and other factors.

As we continue to evaluate the provisions of ASC Topic 326 as of and for the nine months ended September 30, 2021, we are considering the following in developing our forecast and its effect on our CECL calculations:

•	Duration, extent and severity of COVID-19;
•	Effect of government assistance; and
•	Unemployment and effect on economies and markets.

The Company is evaluating the authoritative guidance related to credit losses relating to available-for-sale debt securities and is not expecting it to have a material impact on the Company's statements of operations or financial condition.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$20,900	$718	$(170)	$21,448
Collateralized mortgage obligations:
Government sponsored enterprise issued	89,963	902	(633)	90,232
Private -label issued	2,956	37	-	2,993
Mortgage-related securities	113,819	1,657	(803)	114,673

Government sponsored enterprise bonds	2,500	-	(22)	2,478
Municipal securities	45,000	1,345	(14)	46,331
Other debt securities	12,500	48	(1,200)	11,348
Debt securities	60,000	1,393	(1,236)	60,157
Total	$173,819	$3,050	$(2,039)	$174,830

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$24,005	$1,110	$(15)	$25,100
Collateralized mortgage obligations:
Government sponsored enterprise issued	61,604	1,693	(13)	63,284
Private label issued	3,611	54	-	3,665
Mortgage-related securities	89,220	2,857	(28)	92,049

Government sponsered enterprise bonds	2,500	3	-	2,503
Municipal securities	51,512	2,102	-	53,614
Other debt securities	12,500	46	(1,093)	11,453
Debt securities	66,512	2,151	(1,093)	67,570
Total	$155,732	$5,008	$(1,121)	$159,619

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2021, $505,000 of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2020, $785,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities and $7.2 million were pledged as collateral to secure back-to-back swaps.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2021 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$8,741	$8,808
Due after one year through five years	29,972	30,676
Due after five years through ten years	16,174	15,561
Due after ten years	5,113	5,112
Mortgage-related securities	113,819	114,673
Total	$173,819	$174,830

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2021
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$6,266	$(170)	$-	$-	$6,266	$(170)
Collateralized mortgage obligations:
Government sponsored enterprise issued	42,337	(593)	2,720	(40)	45,057	(633)
Government sponsored enterprise bonds	2,478	(22)	-	-	2,478	(22)
Municipal securities	2,876	(14)	-	-	2,876	(14)
Other debt securities	-	-	8,800	(1,200)	8,800	(1,200)
Total	$53,957	$(799)	$11,520	$(1,240)	$65,477	$(2,039)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$2,089	$(15)	$-	$-	$2,089	$(15)
Collateralized mortgage obligations:
Government sponsored enterprise issued	4,880	(13)	-	-	4,880	(13)
Municipal securities	-	-	-	-	-	-
Other debt securities	-	-	8,907	(1,093)	8,907	(1,093)
Total	$6,969	$(28)	$8,907	$(1,093)	$15,876	$(1,121)

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

As of September 30, 2021, the Company held one municipal security that had previously been deemed to be other-than-temporarily impaired. The security was issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the security to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of this security resulted in $77,000 in credit losses charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price.  There have been no additional credit losses related to the security.  As of September 30, 2021, this security had an amortized cost of $116,000 and total life-to-date impairment of $94,000.

As of September 30, 2021, the Company had one corporate debt security, included in other debt securities, and one government sponsored enterprise issued security which have been in an unrealized loss position for twelve months or longer. The securities were determined not to be other-than-temporarily impaired as of September 30, 2021. The Company has determined that the decline in fair value of these securities are not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

During the three or nine months ended September 30, 2021 and September 30, 2020, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$331,570	$426,792
Multi-family	547,435	571,948
Home equity	12,024	14,820
Construction and land	69,076	77,080
Commercial real estate	241,929	238,375
Consumer	709	736
Commercial loans	24,091	45,386
Total	$1,226,834	$1,375,137

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

Qualifying loans receivable totaling $948.7 million and $1.07 billion at September 30, 2021 and December 31, 2020, respectively, were pledged as collateral against $475.0 million and $499.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at September 30, 2021 and December 31, 2020.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $3.3 million as of September 30, 2021 and $7.2 million as of December 31, 2020.  None of these loans were past due or considered impaired as of September 30, 2021 or December 31, 2020, respectively.

As of September 30, 2021, there were no loans 90 or more days past due and still accruing interest.  As of December 31, 2020, there was a $586,000 loan that was 90 or more days past due and still accruing interest.  The Bank received full payoff of the loan subsequent to December 31, 2020.

An analysis of past due loans receivable as of September 30, 2021 and December 31, 2020 follows:

	As of September 30, 2021
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,152	$1,425	$3,221	$5,798	$325,772	$331,570
Multi-family	5,198	-	129	5,327	542,108	547,435
Home equity	79	-	28	107	11,917	12,024
Construction and land	-	-	-	-	69,076	69,076
Commercial real estate	-	-	-	-	241,929	241,929
Consumer	-	-	-	-	709	709
Commercial loans	-	-	-	-	24,091	24,091
Total	$6,429	$1,425	$3,378	$11,232	$1,215,602	$1,226,834

	As of December 31, 2020
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$3,796	$142	$3,530	$7,468	$419,324	$426,792
Multi-family	-	-	314	314	571,634	571,948
Home equity	-	-	30	30	14,790	14,820
Construction and land	-	-	43	43	77,037	77,080
Commercial real estate	-	-	41	41	238,334	238,375
Consumer	-	-	-	-	736	736
Commercial loans	-	-	-	-	45,386	45,386
Total	$3,796	$142	$3,958	$7,896	$1,367,241	$1,375,137

(1)   Includes $- and $611,000 at September 30, 2021 and December 31, 2020, respectively, which are on non-accrual status.
(2)   Includes $- and $- at September 30, 2021 and December 31, 2020, respectively, which are on non-accrual status.
(3)   Includes $594,000 and $1.6 million at September 30, 2021 and December 31, 2020, respectively, which are on non-accrual status.

A summary of the activity for the nine months ended September 30, 2021 and 2020 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2021
Balance at beginning of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823
Provision (credit) for loan losses	(1,952)	700	(105)	(511)	(446)	9	(215)	(2,520)
Charge-offs	(105)	-	-	(13)	(10)	(10)	-	(138)
Recoveries	522	36	12	52	3	-	-	625
Balance at end of period	$3,924	$6,336	$101	$1,283	$4,685	$34	$427	$16,790

Nine months ended September 30, 2020
Balance at beginning of period	$4,907	$4,138	$201	$610	$2,145	$14	$372	$12,387
Provision (credit) for loan losses	854	1,703	(6)	1,004	2,300	33	422	6,310
Charge-offs	(9)	(5)	(13)	-	-	(10)	-	(37)
Recoveries	132	17	22	2	11	-	-	184
Balance at end of period	$5,884	$5,853	$204	$1,616	$4,456	$37	$794	$18,844

A summary of the activity for the three months ended September 30, 2021 and 2020 in the allowance for loan losses follows:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended September 30, 2021
Balance at beginning of period	$4,025	$6,028	$156	$1,319	$5,184	$34	$664	$17,410
Provision (credit) for loan losses	(207)	307	(59)	(24)	(490)	10	(237)	(700)
Charge-offs	(66)	-	-	(13)	(10)	(10)	-	(99)
Recoveries	172	1	4	1	1	-	-	179
Balance at end of period	$3,924	$6,336	$101	$1,283	$4,685	$34	$427	$16,790

Three months ended September 30, 2020
Balance at beginning of period	$5,715	$5,870	$218	$1,153	$4,124	$38	$616	$17,734
Provision for loan losses	100	(25)	(18)	462	328	-	178	1,025
Charge-offs	(2)	-	-	-	-	(1)	-	(3)
Recoveries	71	8	4	1	4	-	-	88
Balance at end of period	$5,884	$5,853	$204	$1,616	$4,456	$37	$794	$18,844

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of September 30, 2021 follows:

	One- to Four- Family	Multi- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to loans collectively evaluated for impairment	3,924	6,336	101	1,283	4,685	34	427	16,790
Balance at end of period	$3,924	$6,336	$101	$1,283	$4,685	$34	$427	$16,790

Loans individually evaluated for impairment	$4,949	$129	$46	$-	$1,222	$-	$1,097	$7,443
Loans collectively evaluated for impairment	326,621	547,306	11,978	69,076	240,707	709	22,994	1,219,391
Total gross loans	$331,570	$547,435	$12,024	$69,076	$241,929	$709	$24,091	$1,226,834

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of September 30, 2021 and December 31, 2020:

	One to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2021
Substandard	$5,123	$129	$46	$-	$6,863	$-	$1,097	$13,258
Watch	9,550	266	15	4,231	5,937	-	3,254	23,253
Pass	316,897	547,040	11,963	64,845	229,129	709	19,740	1,190,323
	$331,570	$547,435	$12,024	$69,076	$241,929	$709	$24,091	$1,226,834

At December 31, 2020
Substandard	$7,804	$341	$248	$43	$6,026	$-	$710	$15,172
Watch	7,667	275	15	4,282	6,714	-	4,101	23,054
Pass	411,321	571,332	14,557	72,755	225,635	736	40,575	1,336,911
	$426,792	$571,948	$14,820	$77,080	$238,375	$736	$45,386	$1,375,137

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

The following tables present data on impaired loans at September 30, 2021 and December 31, 2020.

	As of September 30, 2021
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$-	$-	$-	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	-	-	-	-
Total Impaired with no Reserve
One- to four-family	4,949	5,391	-	442
Multi-family	129	129	-	-
Home equity	46	46	-	-
Construction and land	-	-	-	-
Commercial real estate	1,222	1,222	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	7,443	7,885	-	442
Total Impaired
One- to four-family	4,949	5,391	-	442
Multi-family	129	129	-	-
Home equity	46	46	-	-
Construction and land	-	-	-	-
Commercial real estate	1,222	1,222	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	$7,443	$7,885	$-	$442

	As of December 31, 2020
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$208	$208	$23	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	208	208	23	-
Total Impaired with no Reserve
One- to four-family	7,597	8,444	-	847
Multi-family	341	352	-	11
Home equity	63	63	-	-
Construction and land	43	51	-	8
Commercial real estate	7,248	7,248	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	16,389	17,255	-	866
Total Impaired
One- to four-family	7,805	8,652	23	847
Multi-family	341	352	-	11
Home equity	63	63	-	-
Construction and land	43	51	-	8
Commercial real estate	7,248	7,248	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	$16,597	$17,463	$23	$866

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

The following tables present data on impaired loans for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,
	2021		2020
	Average Recorded Investment	Interest Paid	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$-	$-	$214	$12
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	-	-	214	12
Total Impaired with no Reserve
One- to four-family	5,000	146	7,986	353
Multi-family	129	2	643	61
Home equity	49	2	78	3
Construction and land	-	-	-	-
Commercial real estate	1,222	42	6,059	208
Consumer	-	-	-	-
Commercial	1,097	38	-	-
	7,497	230	14,766	625
Total Impaired
One- to four-family	5,000	146	8,200	365
Multi-family	129	2	643	61
Home equity	49	2	78	3
Construction and land	-	-	-	-
Commercial real estate	1,222	42	6,059	208
Consumer	-	-	-	-
Commercial	1,097	38	-	-
	$7,497	$230	$14,980	$637

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $7.4 million of impaired loans as of September 30, 2021 for which no allowance has been provided, $442,000 in net charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loans’ net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans which may result in additional provisions to the allowance for loans losses or charge-offs.

At September 30, 2021, total impaired loans included $5.2 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2020, total impaired loans included $11.6 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of September 30, 2021
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$1,153	1	$1,695	5	$2,848	6
Commercial real estate	1,222	1	-	-	1,222	1
Commercial	1,097	1	-	-	1,097	1
	$3,472	3	$1,695	5	$5,167	8

	As of December 31, 2020
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$2,733	2	$532	3	$3,265	5
Commercial real estate	7,207	3	-	-	7,207	3
Commercial	1,097	1	-	-	1,097	1
	$11,037	6	$532	3	$11,569	9

At September 30, 2021, $5.2 million in loans had been modified in troubled debt restructurings and $1.7 million of these loans were included in the non-accrual loan total. The remaining $3.5 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and, therefore, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, no valuation allowance was recorded as of September 30, 2021 with respect to the $5.2 million in troubled debt restructurings. As of December 31, 2020, no valuation allowance had been established with respect to the $11.6 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of September 30, 2021
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$1,541	3	$-	-	$1,541	3
Interest reduction	25	1	-	-	25	1
Principal forbearance	3,601	4	-	-	3,601	4
	$5,167	8	$-	-	$5,167	8

	As of December 31, 2020
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,236	4	$-	-	$3,236	4
Interest reduction	302	2	-	-	302	2
Principal forebearance	8,031	3	-	-	8,031	3
	$11,569	9	$-	-	$11,569	9

There were three one- to four-family loans modified as troubled debt restructurings with a total balance of $1.3 million during the nine months ended September 30, 2021. There were two loans modified as troubled debt restructurings with a total loan balance of $754,000 during the three months ended September 30, 2021. There was one loan modified as troubled debt restructurings with a total balance of $5.7 million during the three and nine months ended September 30, 2020.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three or nine months ended September 30, 2021 or September 30, 2020.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act.  At September 30, 2021, the Company had approximately $559,000 in outstanding loans subject to principal deferral agreements which were not classified as troubled debt restructurings.

The following table presents data on non-accrual loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(Dollars in Thousands)
Non-accrual loans:
Residential real estate:
One- to four-family	$3,797	$5,072
Multi-family	129	341
Home equity	46	63
Construction and land	-	43
Commercial real estate	-	41
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$3,972	$5,560
Total non-accrual loans to total loans receivable	0.32%	0.40%
Total non-accrual loans to total assets	0.18%	0.25%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	September 30, 2021	December 31, 2020
	(In Thousands)

One- to four-family	$-	$-
Multi-family	-	-
Construction and land	148	322
Commercial real estate	-	-
Total real estate owned	$148	$322

The following table presents the activity in the Company’s real estate owned:

	Nine months ended September 30,
	2021	2020
	(In Thousands)
Real estate owned at beginning of the period	$322	$748
Transferred from loans receivable	-	369
Sales (net of gains / losses)	(172)	(345)
Write downs	-	-
Other	(2)	-
Real estate owned at the end of the period	$148	$772

Residential one- to four-family mortgage loans that were in the process of foreclosure were $1.5 million at September 30, 2021 and $1.7 million at December 31, 2020.

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Nine months ended September 30,
	2021	2020
	(In Thousands)
Mortgage servicing rights at beginning of the period	$5,977	$282
Additions	5,301	8,936
Amortization	(1,701)	(754)
Sales (net of gains/losses)	(8,416)	-
Mortgage servicing rights at end of the period	1,161	8,464
Valuation allowance during the period	-	(42)
Mortgage servicing rights at end of the period, net	$1,161	$8,422

During the nine months ended September 30, 2021, $3.21 billion in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $3.44 billion, generating mortgage banking income of $150.6 million. The unpaid principal balance of loans serviced for others was $160.8 million and $871.8 million at September 30, 2021 and December 31, 2020, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $1.3 million at September 30, 2021 and $9.9 million at September 30, 2020.

During the three and nine months ended September 30, 2021, the Company sold mortgage servicing rights related to $1.24 billion in loans receivable and with a book value of $9.3 million for $12.4 million resulting in a gain on sale of $4.0 million. During the three and nine months ended September 30, 2020, the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the period ended December 31:
2021	$48
2022	202
2023	157
2024	146
2025	129
Thereafter	479
Total	$1,161

Note 6— Deposits

At September 30, 2021 and December 31, 2020, time deposits with aggregate balances greater than $250,000 amounted to $108.0 million and $102.6 million, respectively.

A summary of the contractual maturities of time deposits at September 30, 2021 is as follows:

(In Thousands)

Within one year	$576,578
More than one to two years	75,668
More than two to three years	3,570
More than three to four years	1,214
More than four through five years	737
$657,767

Note 7— Borrowings

Borrowings consist of the following:

	September 30, 2021		December 31, 2020
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement	$-	0.00%	$9,074	3.25%
Federal Home Loan Bank, Chicago	5,000	0.00%	29,000	0.22%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2027	50,000	1.73%	50,000	1.73%
2028	255,000	2.37%	255,000	2.37%
2029	165,000	1.61%	165,000	1.61%
	$475,000	2.01%	$508,074	1.95%

The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale when necessary.  Waterstone Mortgage Corporation has no commitments outstanding as of September 30, 2021. The short-term repurchase agreement had a $9.1 million balance at December 31, 2020. This agreement was secured by the underlying loans being financed.  Related interest rates were based upon the note rate associated with the loans being financed.

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

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of multi-family loans and 64% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $24.4 million at September 30, 2021 and $26.7 million at December 31, 2020, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of September 30, 2021, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of September 30, 2021 and December 31, 2020 are presented in the table below:

	September 30, 2021
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$458,509	28.90%	$126,935	8.00%	$166,603	10.50%	$	N/A	N/A
WaterStone Bank	412,808	26.02%	126,935	8.00%	166,603	10.50%		158,669	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	441,719	27.84%	95,201	6.00%	134,869	8.50%		N/A	N/A
WaterStone Bank	396,018	24.96%	95,201	6.00%	134,869	8.50%		126,935	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	441,719	27.84%	71,401	4.50%	111,068	7.00%		N/A	N/A
WaterStone Bank	396,018	24.96%	71,401	4.50%	111,068	7.00%		103,135	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	441,719	19.82%	89,133	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	396,018	17.77%	89,133	4.00%	N/A	N/A		111,417	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	396,018	17.77%	133,717	6.00%	N/A	N/A		N/A	N/A

	December 31, 2020
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$428,972	24.80%	$138,390	8.00%	$181,637	10.50%	$	N/A	N/A
WaterStone Bank	389,519	22.52%	138,346	8.00%	181,579	10.50%		172,933	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,149	23.71%	103,792	6.00%	147,039	8.50%		N/A	N/A
WaterStone Bank	370,696	21.44%	103,760	6.00%	146,993	8.50%		138,346	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,149	23.71%	77,844	4.50%	121,091	7.00%		N/A	N/A
WaterStone Bank	370,696	21.44%	77,820	4.50%	121,053	7.00%		112,406	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	410,149	18.38%	89,238	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	370,696	16.61%	89,263	4.00%	N/A	N/A		111,579	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	370,696	16.62%	133,856	6.00%	N/A	N/A		N/A	N/A

Note 9 – Income Taxes

Income tax expense totaled $18.2 million for the nine months ended September 30, 2021 compared to $17.8 million during the nine months ended September 30, 2020. Income tax expense was recognized on the statement of income during the nine months ended September 30, 2021 at an effective rate of 23.8% of pretax income compared to 25.0% during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company recorded a $949,000 return to provision income tax adjustment as state tax apportionment shifted states based on the final 2020 tax returns.

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

	September 30, 2021	December 31, 2020
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$44,643	$23,891
Commitments to extend credit under home equity lines of credit (2)	13,218	13,653
Unused portion of construction loans (3)	69,198	74,173
Unused portion of business lines of credit	19,864	19,207
Standby letters of credit	954	1,296

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of September 30, 2021 and December 31, 2020.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $2.8 million and $2.9 million as of September 30, 2021 and December 31, 2020, respectively.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At September 30, 2021, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $724.0 million and interest rate lock commitments with an aggregate notional amount of approximately $482.0 million.  The fair value of the forward commitments to sell mortgage loans at September 30, 2021 included a gain of $3.7 million that is reported as a component of other assets on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at September 30, 2021 included a gain of $3.1 million that is reported as a component of other assets on the Company's consolidated statements of financial condition. At December 31, 2020, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $779.9 million and interest rate lock commitments with an aggregate notional amount of approximately $486.2 million.  The fair value of the forward commitments to sell mortgage loans at December 31, 2020 included a loss of $5.1 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition.  The fair value of the interest rate locks at December 31, 2020 included a gain of $11.1 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

The aggregate amortizing notional value of back-to-back swaps with various commercial borrowers was $105.8 million at September 30, 2021 and $107.5 million at December 31, 2020. The Company receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. These commercial borrower swaps were reported as a component of other assets on the Company's consolidated statement of financial condition of $1.6 million as of September 30, 2021 and $3.9 million as of December 31, 2020. As of September 30, 2021 and December 31, 2020, no back-to-back swaps were in default.

The aggregate amortizing notional value of back-to-back swaps with dealer counterparties was $105.8 million as of September 30, 2021 and $107.5 million as of December 31, 2020. The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These swaps maturity dates range from December 2029 to June 2037. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported as a component of other liabilities on the Company's consolidated statement of financial condition of $1.6 million as of September 30, 2021 and $3.9 million as of December 31, 2020. No right of offset existed with dealer counterparty swaps as of September 30, 2021 and December 31, 2020.

All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged $1.9 million in cash and cash equivalents to secure its obligation under these contracts at September 30, 2021 and $7.2 million in mortgage backed securities at December 31, 2020.

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

There were 45,000 and 124,000 antidilutive shares of common stock for the three months ended September 30, 2021 and 2020, respectively. There were 50,000 and 123,000 antidilutive shares of common stock for the nine months ended September 30, 2021 and 2020, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In Thousands, except per share amounts)

Net income	$19,000	$26,293	$58,238	$53,310

Weighted average shares outstanding	23,785	24,297	23,790	24,720
Effect of dilutive potential common shares	175	83	197	122
Diluted weighted average shares outstanding	23,960	24,380	23,987	24,842

Basic earnings per share	$0.80	$1.08	$2.45	$2.16
Diluted earnings per share	$0.79	$1.08	$2.43	$2.15

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

The following table presents information about our assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2021	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Available-for-sale securities
Mortgage-backed securities	$21,448	$-	$21,448	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	90,232	-	90,232	-
Private-label issued	2,993	-	2,993	-
Government sponsored enterprise bonds	2,478	-	2,478	-
Municipal securities	46,331	-	46,331	-
Other debt securities	11,348	-	11,348	-
Loans held for sale	325,958	-	325,958	-
Mortgage banking derivative assets	6,806	-	-	6,806
Interest rate swap assets	1,587	-	1,587	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	1,587	-	1,587	-

		Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Available-for-sale securities
Mortgage-backed securities	$25,100	$-	$25,100	$-
Collateralized mortgage obligations
Government sponsored enterpris issued	63,284	-	63,284	-
Private-label	3,665	-	3,665	-
Government sponsored enterprise issued	2,503	-	2,503	-
Municipal securities	53,614	-	53,614	-
Other debt securities	11,453	-	11,453	-
Loans held for sale	402,003	-	402,003	-
Mortgage banking derivative assets	11,057	-	-	11,057
Interest rate swap assets	3,892	-	3,892	-
Liabilities
Mortgage banking derivative liabilities	5,140	-	-	5,140
Interest rate swap liabilities	3,892	-	3,892	-

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

	Nine months ended September 30,
	2021	2020
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$5,917	$1,835
Mortgage derivative gain, net	889	10,320
Mortgage derivative, net balance at the end of the period	$6,806	$12,155

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2021	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$148	$-	$-	$148
Impaired mortgage servicing rights	-	-	-	-

		Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$185	$-	$-	$185
Real estate owned	322	-	-	322
Impaired mortgage servicing rights	189	-	-	189

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At September 30, 2021, there were no impaired loans. At December 31, 2020, loans determined to be impaired with an outstanding balance of $208,000 were carried net of specific reserves of $23,000 for a fair value of $185,000. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. There were no writedowns during the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, real estate owned totaled $148,000 and $322,000, respectively.

Mortgage servicing rights – The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value. At September 30, 2021, there was no impairment on mortgage servicing rights at and December 31, 2020, there was $77,000 of impairment on mortgage servicing rights.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at September 30, 2021	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value	Weighted Average

Mortgage banking derivatives, net	$6,806	Pricing models	Pull through rate	20.7%	99.8%	89.2%
Real estate owned	148	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	September 30, 2021					December 31, 2020
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$358,614	$358,614	$358,614	$-	$-	$94,767	$94,767	$94,767	$-	$-
Securities available-for-sale	174,830	174,830	-	174,830	-	159,619	159,619	-	159,619	-
Loans held for sale	325,958	325,958	-	325,958	-	402,003	402,003	-	402,003	-
Loans receivable	1,226,834	1,229,881	-	-	1,229,881	1,375,137	1,374,898	-	-	1,374,898
FHLB stock	24,438	24,438	-	24,438	-	26,720	26,720	-	26,720	-
Accrued interest receivable	4,242	4,242	4,242	-	-	4,957	4,957	4,957	-	-
Mortgage servicing rights	1,161	1,338	-	-	1,338	5,977	7,075	-	-	7,075
Mortgage banking derivative assets	6,806	6,806	-	-	6,806	11,057	11,057	-	-	11,057
Interest rate swap asset	1,587	1,587	-	1,587	-	3,892	3,892	-	3,892	-

Financial Liabilities
Deposits	1,246,564	1,246,664	588,797	657,867	-	1,184,870	1,186,062	483,542	702,520	-
Advance payments by borrowers for taxes	25,298	25,298	25,298	-	-	3,522	3,522	3,522	-	-
Borrowings	475,000	491,696	-	491,696	-	508,074	545,107	-	545,107	-
Accrued interest payable	937	937	937	-	-	1,137	1,137	1,137	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	5,140	5,140	-	-	5,140
Interest rate swap liability	1,587	1,587	-	1,587	-	3,892	3,892	-	3,892	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at September 30, 2021 and December 31, 2020.

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

Presented below is the segment information:

	As of or for the three months ended September 30, 2021
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (expense)	$14,090	$(2)	$26	$14,114
Provision (credit) for loan losses	(750)	50	-	(700)
Net interest income (expense) after provision for loan losses	14,840	(52)	26	14,814

Noninterest income	1,726	51,290	(80)	52,936

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,360	28,981	(112)	34,229
Occupancy, office furniture and equipment	909	1,579	-	2,488
Advertising	233	602	-	835
Data processing	531	450	5	986
Communications	122	209	-	331
Professional fees	130	421	(1)	550
Real estate owned	1	-	-	1
Loan processing expense	-	1,135	-	1,135
Other	422	2,270	76	2,768
Total noninterest expenses	7,708	35,647	(32)	43,323
Income before income taxes	8,858	15,591	(22)	24,427
Income tax expense	2,092	3,341	(6)	5,427
Net income	$6,766	$12,250	$(16)	$19,000

Total assets	$2,184,200	$381,177	$(331,266)	$2,234,111

	As of or for the three months ended September 30, 2020
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (expense)	$13,461	$(58)	$6	$13,409
Provision for loan losses	1,000	25	-	1,025
Net interest income (expense) after provision for loan losses	12,461	(83)	6	12,384

Noninterest income	3,104	73,143	(484)	75,763

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,000	34,559	(154)	39,405
Occupancy, office furniture and equipment	874	1,595	-	2,469
Advertising	252	609	-	861
Data processing	490	426	6	922
Communications	113	226	-	339
Professional fees	266	4,465	7	4,738
Real estate owned	11	-	-	11
Loan processing expense	-	1,336	-	1,336
Other	818	2,444	(342)	2,920
Total noninterest expenses	7,824	45,660	(483)	53,001
Income before income taxes	7,741	27,400	5	35,146
Income tax expense	1,565	7,284	4	8,853
Net income	$6,176	$20,116	$1	$26,293

Total assets	$2,118,968	$458,526	$(356,672)	$2,220,822

	As of or for the nine months ended September 30, 2021
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (expense)	$42,854	$(603)	$92	$42,343
Provision (credit) for loan losses	(2,600)	80	-	(2,520)
Net interest income (expense) after provision for loan losses	45,454	(683)	92	44,863

Noninterest income	4,599	156,881	(301)	161,179

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	15,209	87,413	(344)	102,278
Occupancy, office furniture and equipment	2,821	4,525	-	7,346
Advertising	702	1,868	-	2,570
Data processing	1,508	1,347	16	2,871
Communications	327	661	-	988
Professional fees	522	258	24	804
Real estate owned	(11)	-	-	(11)
Loan processing expense	-	3,670	-	3,670
Other	1,323	7,629	152	9,104
Total noninterest expenses	22,401	107,371	(152)	129,620
Income before income taxes	27,652	48,827	(57)	76,422
Income tax expense	6,006	12,198	(20)	18,184
Net income	$21,646	$36,629	$(37)	$58,238

	As of or for the nine months ended September 30, 2020
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income (expense)	$40,070	$(948)	$62	$39,184
Provision for loan losses	6,075	235	-	6,310
Net interest income (expense) after provision for loan losses	33,995	(1,183)	62	32,874

Noninterest income	7,068	168,159	(1,096)	174,131

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	15,074	86,085	(464)	100,695
Occupancy, office furniture and equipment	2,754	4,990	-	7,744
Advertising	797	1,828	-	2,625
Data processing	1,773	1,234	16	3,023
Communications	301	693	-	994
Professional fees	690	6,935	22	7,647
Real estate owned	55	-	-	55
Loan processing expense	-	3,620	-	3,620
Other	1,930	8,235	(670)	9,495
Total noninterest expenses	23,374	113,620	(1,096)	135,898
Income before income taxes	17,689	53,356	62	71,107
Income tax expense	3,293	14,492	12	17,797
Net income	$14,396	$38,864	$50	$53,310
Note 15 – Leases

The Company has entered into operating lease agreements for two of its community banking branch locations, all of its mortgage banking office locations, and some of its office equipment.  The leases have fixed terms defined regarding the payments and length.  The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of financial condition. Some of the leases included options to extend the leases.  These options are reviewed and factored into the length of the lease if the option is expected to be extended.  Leases did not contain an implicit rate; therefore, the Company used the incremental borrowing rates for the discount rate.  There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three or nine months ended September 30, 2021 and 2020.

At September 30, 2021, the Company had lease liabilities totaling $6.3 million and right-of-use assets totaling $5.8 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively, on the consolidated statements of financial condition.

The cost components of our operating leases were as follows for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Operating lease cost	$858	$786	$2,366	$2,380
Variable cost	172	134	399	374
Short-term lease cost	97	184	388	563
Total	$1,127	$1,104	$3,153	$3,317

At September 30, 2021, the Company had leases that had not yet commenced, but will create approximately $31,000 of additional lease liabilities and right-of-use assets for the Company in the fourth quarter of 2021.

The table below summarizes other information related to our operating leases:

Nine months ended September 30, 2021
(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,535
Initial recognition of right of use asset	979
Initial recognition of lease liabilities	979
Weighted average remaining lease term - operating leases, in years	2.9
Weighted average discount rate - operating leases	5.1%

As of September 30, 2021, lease liability information for the Company is summarized in the following table.

Maturity analysis	Operating leases
(In Thousands)
One year or less	$2,423
More than one year through two years	1,900
More than two years through three years	1,253
More than three years through four years	591
More than four years through five years	202
More than five years	829
Total lease payments	7,198
Present value discount	(942)
Lease liability	$6,256

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, including employment prospects, that are different than expected;
●	the effects of any pandemic, including COVID-19, and related government actions;
●	competition among depository and other financial institutions;
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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and nine months ended September 30, 2021 and 2020 and the financial condition as of September 30, 2021 compared to the financial condition as of December 31, 2020.
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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and nine months ended September 30, 2021 and 2020, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.
Significant Items

Earnings comparisons for the three and nine months ended September 30, 2021 and 2020 were impacted by the significant items summarized below.

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
In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In March 2021, the American Rescue Plan Act of 2021 (the American Rescue Plan Act) was signed into law which provides $1.9 trillion in spending to address the continued impact of COVID-19. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

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

•
Under the CARES Act, loans less than 30 days past due as of December 31, 2019 and subject to COVID-19 modifications are considered current. A financial institution may suspend the requirements under accounting principles generally accepted in the United States (US GAAP) for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”).  This includes a suspension of the requirement to determine impairment of these modifications for accounting purposes.  In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our lending clients that are adversely affected by the pandemic.  As of September 30, 2021, the Company had three modified loans totaling $559,000 subject to principal deferrals or principal and interest deferrals.  These short-term deferrals are not considered troubled debt restructurings.

•
The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program call the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, we were automatically authorized to originate PPP loans.  The Company participated in assisting our customers with applications for resources through the program.  PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020; and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP.  During the nine months ended September 30, 2021, the Company originated a total of $14.5 million in PPP loans for customers and recognized $1.1 million in fees received from the SBA. As of September 30, 2021, we had PPP loans outstanding totaling $4.1 million.

Capital and liquidity

As of September 30, 2021, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.
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

Comparison of Community Banking Segment Results of Operations for the Three Months Ended September 30, 2021 and 2020

Net income totaled $6.8 million for the three months ended September 30, 2021 compared to $6.2 million for the three months ended September 30, 2020. Net interest income increased $629,000 to $14.1 million for the three months ended September 30, 2021 compared to $13.5 million for the three months ended September 30, 2020.  Interest expense decreased as funding rates decreased.  Offsetting the decrease in interest expense, interest income on loans decreased as replacement rates and average balances were lower than in the prior year and interest on mortgage-related securities decreased as yields continue to decrease with lower replacement rates.

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act. The Company calculated the current quarter allowance using the incurred loss model. There was a negative provision for loan losses of $750,000 for the three months ended September 30, 2021 compared to a $1.0 million provision for loan losses for the three months ended September 30, 2020. During the three months ended September 30, 2021, we made adjustments to our qualitative factors, primarily to account for the improvement in certain economic factors along with a decrease in loan balance. Additionally, we continued to have net recoveries for the quarter.

Total noninterest income decreased $1.4 million due primarily to a decrease in gains from death benefits received on two bank owned life insurance policies during the three months ended September 30, 2020.

Compensation, payroll taxes, and other employee benefits expense increased $360,000 to $5.4 million primarily due to an increase in health insurance expense and Employee Stock Ownership Plan expense as the average stock price increased compared to the quarter ending September 30, 2020. Other noninterest expense decreased $396,000 as certain loan-related expenses decreased.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2021 and 2020

Net income totaled $12.3 million for the three months ended September 30, 2021 compared to $20.1 million for the three months ended September 30, 2020. We originated $1.06 billion in mortgage loans held for sale (including sales to the community banking segment) during the three months ended September 30, 2021, which represents a decrease of $241.2 million, or 18.6%, from the $1.30 billion originated during the three months ended September 30, 2020. The decrease in loan production volume was driven by a $189.0 million, or 40.6%, decrease in refinance products as mortgage rates have increased. Mortgage purchase products decreased $52.2 million, or 6.3%, due to inventory constraints in the market. Total mortgage banking noninterest income decreased $21.9 million, or 29.9%, to $51.3 million during the three months ended September 30, 2021 compared to $73.1 million during the three months ended September 30, 2020.  The decrease in mortgage banking noninterest income was related to an 18.6% decrease in volume and a 16.4% decrease in gross margin on loans originated and sold for the three months ended September 30, 2021 compared to September 30, 2020.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage orginators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing. Additionally, there was a $4.0 million gain on sale of mortgage servicing rights during the three months ended September 30, 2021 compared to none during the three months ended September 30, 2020.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 73.8% of total originations during the three months ended September 30, 2021, compared to 64.1% of total originations during the three months ended September 30, 2020, respectively, as refinance demand decelerated due to an increase in interest rates over the past year.  The mix of loan type trended towards more conventional loans and less governmental loans, with conventional loans and governmental loans comprising 76.1% and 23.9% of all loan originations, respectively, during the three months ended September 30, 2021, compared to 75.6% and 24.4% of all loan originations, respectively, during the three months ended September 30, 2020.

Total compensation, payroll taxes and other employee benefits decreased $5.6 million, or 16.1%, to $29.0 million for the three months ended September 30, 2021 compared to $34.6 million for the three months ended September 30, 2020.  The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased. Professional fees decreased $4.0 million to $421,000 during the quarter ended September 30, 2021 compared to $4.5 million of expense during the quarter ended September 30, 2020. The decrease related to a decrease in litigation costs compared to the prior year, as the Herrington settlement was resolved during the quarter ended September 30, 2020. Other noninterest expense decreased $174,000 to $2.3 million during the quarter ended September 30, 2021 compared to $2.4 million during the quarter ended September 30, 2020. The decrease related to a decrease in the servicing fees on mortgage servicing rights due to the sale during the quarter ended September 30, 2021.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended September 30,
	2021	2020
	(Dollars in Thousands, except per share amounts)

Net income	$19,000	26,293
Earnings per share - basic	0.80	1.08
Earnings per share - diluted	0.79	1.08
Annualized return on average assets	3.38%	4.78%
Annualized return on average equity	17.25%	26.30%

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
	Three months ended September 30,
	2021			2020
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$$1,573,194	$$16,131	4.07%	$$1,766,715	$$18,224	4.10%
Mortgage related securities (2)	108,743	471	1.72%	96,529	588	2.42%
Debt securities, federal funds sold and short-term investments (2)(3)	409,559	967	0.94%	166,160	801	1.92%
Total interest-earning assets	2,091,496	17,569	3.33%	2,029,404	19,613	3.84%

Noninterest-earning assets	137,454			160,526
Total assets	$$2,228,950			$$2,189,930

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$$68,478	13	0.08%	$$50,590	11	0.09%
Money market, savings, and escrow accounts	391,599	233	0.24%	282,349	473	0.67%
Time deposits	663,343	701	0.42%	741,265	3,011	1.62%
Total interest-bearing deposits	1,123,420	947	0.33%	1,074,204	3,495	1.29%
Borrowings	475,000	2,445	2.04%	531,588	2,640	1.98%
Total interest-bearing liabilities	1,598,420	3,392	0.84%	1,605,792	6,135	1.52%

Noninterest-bearing liabilities
Noninterest-bearing deposits	153,436			129,911
Other noninterest-bearing liabilities	40,148			56,451
Total noninterest-bearing liabilities	193,584			186,362
Total liabilities	1,792,004			1,792,154
Equity	436,946			397,776
Total liabilities and equity	$$2,228,950			$$2,189,930

Net interest income / Net interest rate spread (4)		14,177	2.49%		13,478	2.32%
Less: taxable equivalent adjustment		63	0.01%		69	0.01%
Net interest income / Net interest rate spread, as reported		$$14,114	2.48%		$$13,409	2.31%
Net interest-earning assets (5)	$$493,076			$$423,612
Net interest margin (6)			2.68%			2.63%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a fully tax equivalent basis (6)			2.69%			2.64%
Average interest-earning assets to average interest-bearing liabilities			130.85%			126.38%
__________
(1) Interest income includes net deferred loan fee amortization income of $644,000 and $349,000 for the three months ended September 30, 2021 and 2020, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2021 and 2020. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 0.88% and 1.75% for the three months ended September 30, 2021 and 2020, respectively.
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

	Three months ended September 30,
	2021 versus 2020
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$(1,958)	$(135)	$(2,093)
Mortgage related securities (3)	67	(184)	(117)
Debt securities, federal funds sold and short-term investments (3)(4)	727	(561)	166
Total interest-earning assets	(1,164)	(880)	(2,044)

Interest expense:
Demand accounts	3	(1)	2
Money market, savings, and escrow accounts	363	(603)	(240)
Time deposits	(287)	(2,023)	(2,310)
Total interest-earning deposits	79	(2,627)	(2,548)
Borrowings	(273)	78	(195)
Total interest-bearing liabilities	(194)	(2,549)	(2,743)
Net change in net interest income	$(970)	$1,669	$699
______________
(1)   Interest income includes net deferred loan fee amortization income of $644,000 and $349,000 for the three months ended September 30, 2021 and 2020, respectively.
(2)   Non-accrual loans have been included in average loans receivable balance.
(3)   Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2021 and September 30, 2020.

Net interest income increased $705,000, or 5.3%, to $14.1 million during the three months ended September 30, 2021 compared to $13.4 million during the three months ended September 30, 2020.

●
Interest income on loans decreased $2.1 million due primarily to a three basis point decrease in average yield on loans as London Interbank Offered Rate (LIBOR) and U.S. Treasury rates continued to decrease and a $193.5 million, or 11.0%, decrease in average loans as payoffs continue to outpace originations. The decrease in average loan balance was driven by an decrease of $174.0 million, or 12.2%, in the average balance of loans held in portfolio along with a $19.6 million, or 5.8%, decrease in the average balance of loans held for sale.

●	Interest income from mortgage-related securities decreased $117,000 as the yield decreased 70 basis points offset by a $12.2 million increase in the average balance.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $172,000 due primarily to a $243.4 million increase in the average balance as cash balances were greater.  The increase in average cash balances resulted from the growth in average deposits along with paydowns decreasing average loans. Offsetting the increase in average balance, the yield decreased 87 basis points as higher rate securities matured and were held in cash.

●
Interest expense on time deposits decreased $2.3 million, or 76.7%, primarily due to a 120 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $77.9 million compared to the prior year period.

●
Interest expense on money market, savings, and escrow accounts decreased $240,000, or 50.7%, due primarily to a 43 basis point decrease in average cost of money market, savings, and escrow accounts. Partially offsetting the decrease in average cost, the average balance increased $109.3 million. Money market accounts continue to be a focus and the Company agressively marketed new and existing customers through various new offerings.

●
Interest expense on borrowings decreased $195,000, or 7.4%, due to a $56.6 million decrease in the average balance of borrowings during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as additional short-term funding was needed in 2020. Offsetting the decrease in average balance, the cost of borrowings increased six basis points to 2.04% during the three months ended September 30, 2021, compared to 1.98% during the three months ended September 30, 2020 as the lower rate short-term FHLB borrowings utilized during 2020 were not necessary during 2021 due to our excess liquidity position.

Provision for Loan Losses

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act and subsequently under the Consolidated Appropriations Act. The Company calculated the current quarter allowance using the incurred loss model. The negative provision for loan losses was $700,000 for the three months ended September 30, 2021 compared to $1.0 million of provision for loan losses for the three months ended September 30, 2020. During the three months ended September 30, 2021, we made adjustments to our qualitative factors, primarily to account for the improvement in certain economic factors along with a decrease in loan balance. Additionally, we continued to have net recoveries for the quarter. We had a negative provision for loan losses of $750,000 at the community banking segment and a $50,000 provision for loan losses for the mortgage banking segment. Net recoveries were $100,000 for the three months ended September 30, 2021.

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

Noninterest Income
	Three months ended September 30,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$1,136	$672	$464	69.0%
Increase in cash surrender value of life insurance	312	714	(402)	(56.3)%
Mortgage banking income	46,547	72,112	(25,565)	(35.5)%
Other	4,941	2,265	2,676	118.1%
Total noninterest income	$52,936	$75,763	$(22,827)	(30.1)%

Total noninterest income decreased $22.8 million, or 30.1%, to $52.9 million during the three months ended September 30, 2021 compared to $75.8 million during the three months ended September 30, 2020. The decrease resulted primarily from an decrease in mortgage banking noninterest income along with a decrease in cash surrender value of life insurance.

●
The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $220.0 million, or 17.3%, to $1.05 billion during the three months ended September 30, 2021 compared to $1.27 billion during the three months ended September 30, 2020. Gross margin on loans originated and sold decreased 16.4% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2021 and 2020" above for additional discussion of the decrease in mortgage banking income.

●	Service charges on loans and deposits increased primarily due to an increase in loan prepayment fees.
●	The decrease in cash surrender value of life insurance was due primarily to a decrease in balance as death benefit proceeds were received on two policies in the prior year.
●
The increase in other noninterest income was due primarily to a gain on sale of mortgage servicing rights and increases in mortgage servicing fee income, and wealth management revenue. During the quarter ended September 30, 2021, the Company sold mortgage servicing rights related to $1.24 billion in loans serviced for third parties. The sale generated $12.4 million in net proceeds and a $4.0 million gain. There was no comparable sale during the quarter ended September 30, 2020. As of September 30, 2021, the Company maintained servicing rights related to $160.8 million in loans previously sold to third parties. Offsetting the increases, there was a $1.5 million decrease in gains from death benefit received on two bank owned life insurance policies during the three months ended September 30, 2020 compared to none during the three months ended September 30, 2021.

Noninterest Expenses
	Three months ended September 30,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$34,229	$39,405	$(5,176)	(13.1)%
Occupancy, office furniture and equipment	2,488	2,469	19	0.8%
Advertising	835	861	(26)	(3.0)%
Data processing	986	922	64	6.9%
Communications	331	339	(8)	(2.4)%
Professional fees	550	4,738	(4,188)	(88.4)%
Real estate owned	1	11	(10)	(90.9)%
Loan processing expense	1,135	1,336	(201)	(15.0)%
Other	2,768	2,920	(152)	(5.2)%
Total noninterest expenses	$43,323	$53,001	$(9,678)	(18.3)%

Total noninterest expenses decreased $9.7 million, or 18.3%, to $43.3 million during the three months ended September 30, 2021 compared to $53.0 million during the three months ended September 30, 2020.

●
Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $5.6 million, or 16.1%, to $29.0 million during the three months ended September 30, 2021. The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $360,000, or 7.2%, to $5.4 million during the three months ended September 30, 2021. The decrease was primarily due to an increase in health insurance expense and Employee Stock Ownership Plan expense as the average stock price increased compared to the quarter ending September 30, 2020.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $16,000 to $1.6 million during the three months ended September 30, 2021, primarily resulting from lower depreciation expense.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $35,000 to $909,000 during the three months ended September 30, 2021. The increase was due primarily to increased computer supplies expense.

●
Advertising expense decreased $26,000, or 3.0%, to $835,000 during the three months ended September 30, 2021. This was primarily due to a decrease at the community banking segment as customer promotions slowed.

●
Data processing expense increased $64,000, or 6.9%, to $986,000 during the three months ended September 30, 2021. This was primarily due to increases at the community banking and mortgage banking segments for continued investments in technology.

●
Professional fees decreased $4.2 million to $550,000 during the three months ended September 30, 2021. The decrease related to a decrease in litigation costs compared to the prior year, as the Herrington settlement was resolved during the quarter ended September 30, 2020.

●
Other noninterest expense decreased $152,000, or 5.2%, to $2.8 million during the three months ended September 30, 2021.  The decrease related to a decrease in the servicing fees on mortgage servicing rights due to the sale during the quarter ended September 30, 2021.  Additionally, other noninterest expenses decreased at the community banking segment as certain loan expenses decreased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Income Taxes

Income tax expense totaled $5.4 million for the three months ended September 30, 2021 compared to $8.9 million during the three months ended September 30, 2020. Income tax expense was recognized on the statement of income during the three months ended September 30, 2021 at an effective rate of 22.2% of pretax income compared to 25.2% during the three months ended September 30, 2020. During the three months ended September 30, 2021, the Company recorded a $949,000 return to provision income tax adjustment to reflect actual state tax apportionment based on the final 2020 tax returns. There was no return to provision adjustment during the three months ended September 30, 2020.

Comparison of Community Banking Segment for the Nine Months Ended September 30, 2021 and 2020

Net income increased $7.3 million for the nine months ended September 30, 2021 to $21.6 million compared to net income of $14.4 million for the nine months ended September 30, 2020.  Net interest income increased $2.8 million to $42.9 million for the nine months ended September 30, 2021 compared to $40.1 million for the nine months ended September 30, 2020. Interest expense decreased as deposit funding rates decreased.  Offsetting the decrease in interest expense, interest income on loans and mortgage-related securities categories decreased as replacement rates and average balances were lower than in the prior year.

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act, as amended. The Company calculated the current year allowance using the incurred loss model. There was a negative provision for loan losses of $2.6 million for the nine months ended September 30, 2021 compared to a $6.1 million provision for loan losses for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we made adjustments to our qualitative factors, primarily to account for the improvement in certain economic factors along with a decrease in loan balance. Additionally, we recorded net recoveries of $487,000 during the nine months ended September 30, 2021.

Total noninterest income decreased $2.5 million due primarily to a decrease in loan fees. Service charges on loans decreased due to fees earned on loan swap originations in 2020 and a decrease in gains from death benefit received on two bank owned life insurance policies during the nine months ended September 30, 2020.

Compensation, payroll taxes, and other employee benefits expense increased $135,000 to $15.2 million primarily due to an increase in employee stock ownership plan expenses offset by a decrease in salaries. Data processing expense decreased $265,000 due to the implementation of a new digital banking platform in 2020. Other noninterest expense decreased $607,000 as certain loan-related expenses decreased offset by a decrease of credits received for FDIC premiums in 2020 but not in 2021.

Comparison of Mortgage Banking Segment Operations for the Nine Months Ended September 30, 2021 and 2020

Net income totaled $36.6 million for the nine months ended September 30, 2021 compared to $38.9 million for the nine months ended September 30, 2020. We originated $3.24 billion in mortgage loans held for sale (including sales to the community banking segment) during the nine months ended September 30, 2021, which represents an increase of $87.5 million, or 2.8%, from the $3.15 billion originated during the nine months ended September 30, 2020. The increase in loan production volume was driven by a $258.1 million, or 13.2%, increase in purchase products as housing demand remains high. Mortgage refinance products decreased $170.6 million, or 14.2%, due to interest rates increasing over the past year. Total mortgage banking noninterest income decreased $11.3 million, or 6.7%, to $156.9 million during the nine months ended September 30, 2021 compared to $168.2 million during the nine months ended September 30, 2020.  The decrease in mortgage banking noninterest income was related to a 7.7% decrease in gross margin on loans originated and sold offset by a 2.8% increase in loan production volume for the nine months ended September 30, 2021 compared to the 2020 period.  Gross margin on loans originated  is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The decrease in gross margin on loans originated and sold reflects pricing competition in the industry to gain market share.  We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing. Additionally, there was a $4.0 million gain on sale of mortgage servicing rights during the nine months ended September 30, 2021 compared to none during the nine months ended September 30, 2020.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan. Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity increased to 68.2% from 61.9% of total originations for the nine months ended September 30, 2021 and 2020, respectively, as refinance demand decelerated due to an increase in interest rates over the past year. The mix of loan type trended towards more conventional loans and less governmental loans, with conventional loans and governmental loans comprising 76.9% and 23.1% of all loan originations, respectively, during the nine months ended September 30, 2021, compared to 74.7% and 25.3% of all originations, respectively, during the nine months ended September 30, 2020.

Total compensation, payroll taxes and other employee benefits increased $1.3 million, or 1.5%, to $87.4 million for the nine months ended September 30, 2021 compared to $86.1 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in salaries to meet loan demand offset by a decrease in commission expense and branch manager pay decreased as gross margin pressure reduced branch profitability. Occupancy, office furniture, and equipment expense decreased primarily resulting from lower rent and depreciation expense. Professional fees decreased $6.7 million primarily related to receiving a legal settlement in 2021 and lower litigation costs compared to the prior year as the Herrington settlement was resolved in 2020.  Other noninterest expense decreased primarily due to decreased provision for loan sale losses as there was additional uncertainity in the prior year regarding selling loans to third party investors from COVID-19 pandemic challenges.  Offsetting the decreases, the amortization of mortgage servicing rights increased as the value of the servicing portfolio has increased in 2021 compared to 2020.

Consolidated Waterstone Financial, Inc. Results of Operations
	Nine months ended September 30,
	2021	2020
	(Dollars in Thousands, except per share amounts)

Net income	$58,238	$$53,310
Earnings per share - basic	2.45	2.16
Earnings per share - diluted	2.43	2.15
Annualized return on average assets	3.54%	3.35%
Annualized return on average equity	18.08%	18.02%

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

	Nine months ended September 30,
	2021			2020
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$$1,627,793	$$49,214	4.04%	$$1,696,493	$$54,404	4.28%
Mortgage related securities (2)	99,819	1,448	1.94%	104,752	1,960	2.50%
Debt securities, federal funds sold and short-term investments (2)(3)	331,028	2,840	1.15%	178,775	2,703	2.02%
Total interest-earning assets	2,058,640	53,502	3.47%	1,980,020	59,067	3.98%

Noninterest-earning assets	142,822			146,959
Total assets	$$2,201,462			$$2,126,979

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$$62,594	22	0.05%	$$45,275	27	0.08%
Money market, savings, and escrow accounts	352,378	452	0.17%	251,377	1,364	0.72%
Time deposits	686,262	3,068	0.60%	735,350	10,369	1.88%
Total interest-bearing deposits	1,101,234	3,542	0.43%	1,032,002	11,760	1.52%
Borrowings	478,349	7,414	2.07%	545,631	7,913	1.94%
Total interest-bearing liabilities	1,579,583	10,956	0.93%	1,577,633	19,673	1.67%

Noninterest-bearing liabilities
Noninterest-bearing deposits	144,565			112,777
Other noninterest-bearing liabilities	46,657			41,502
Total noninterest-bearing liabilities	191,222			154,279
Total liabilities	1,770,805			1,731,912
Equity	430,657			395,067
Total liabilities and equity	$$2,201,462			$$2,126,979

Net interest income / Net interest rate spread (4)		42,546	2.54%		39,394	2.31%
Less: taxable equivalent adjustment		203	0.01%		210	0.01%
Net interest income / Net interest rate spread, as reported		$$42,343	2.53%		$$39,184	2.30%
Net interest-earning assets (5)	$$479,057			$$402,387
Net interest margin (6)			2.75%			2.64%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a fully tax equivalent basis (6)			2.76%			2.66%
Average interest-earning assets to average interest-bearing liabilities			130.33%			125.51%
__________
(1)  Interest income includes net deferred loan fee amortization income of $1.7 million and $948,000 for the nine months ended September 30, 2021 and 2020, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
(3) Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2021 and 2020. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.07% and 1.86% for the nine months ended September 30, 2021 and 2020, respectively.
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

	Nine months ended September 30,
	2021 versus 2020
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale (1)(2)	$(2,384)	$(2,806)	$(5,190)
Mortgage related securities (3)	(97)	(415)	(512)
Debt securities, federal funds sold and short-term investments (3) (4)	1,641	(1,504)	137
Total interest-earning assets	(840)	(4,725)	(5,565)

Interest expense:
Demand accounts	8	(13)	(5)
Money market, savings, and escrow accounts	1,010	(1,922)	(912)
Time deposits	(652)	(6,649)	(7,301)
Total interest-earning deposits	366	(8,584)	(8,218)
Borrowings	(1,093)	594	(499)
Total interest-bearing liabilities	(727)	(7,990)	(8,717)
Net change in net interest income	$(113)	$3,265	$3,152
______________
(1)	Interest income includes net deferred loan fee amortization income of $1.7 million and $948,000 for the nine months ended September 30, 2021 and 2020, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2021 and 2020.

Net interest income increased $3.2 million, or 8.1%, to $42.3 million during the nine months ended September 30, 2021 compared to $39.2 million during the nine months ended September 30, 2020.

●
Interest income on loans decreased $5.2 million due primarily to a 24 basis point decrease in average yield on loans as LIBOR and U.S. Treasury rates continued to decrease and a $68.7 million, or 4.0%, decrease in average loans as payoffs continue to outpace originations. The decrease in average loan balance was driven by a decrease of $108.2 million, or 7.6%, in the average balance of loans held in portfolio offset by a $39.5 million, or 14.0%, increase in the average balance of loans held for sale.

●	Interest income from mortgage related securities decreased $512,000 primarily as the yield decreased 56 basis points. Additionally, the average balance decreased $4.9 million.
●
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $144,000 due to a $152.3 million increase in average balance of other interest-earning assets basis point decrease in the average yield. The increase in average cash balances resulted fron the growth in average deposits along with paydowns decreasing average loans. Offsetting the increase in average balance, the yield decreased 79 basis points as higher rate securities matured and were placed in cash.

●
Interest expense on time deposits decreased $7.3 million, or 70.4%, primarily due to a 128 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $49.1 million compared to the prior year period.

●
Interest expense on money market, savings, and escrow accounts decreased $912,000, or 66.9%, due primarily to a 55 basis point decrease in average cost of money market, savings, and escrow accounts offset by an increase in average balance of $101.0 million. Money market accounts have been a focus over the year and the Company has aggressively marketed new customers through various new offerings and new branches that opened within the past 12 months.

●
Interest expense on borrowings decreased $499,000, or 6.3%, due to a decrease of $67.3 million to $478.3 million in average borrowing volume during the nine months ended September 30, 2021. The decrease was primarily due to additional short-term funding needed in 2020. Offsetting the decrease in volume, the average cost of borrowings increased 13 basis points to 2.07% during the nine months ended September 30, 2021, compared to 1.94% during the nine months ended September 30, 2020 as the lower rate short-term FHLB borrowings utilized during 2020 were not necessary during 2021 due to our excess liquidity position.

Provision for Loan Losses

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act and subsequently under the Consolidated Appropriations Act. The Company calculated the current quarter allowance using the incurred loss model. The negative provision for loan losses was $2.5 million for the nine months ended September 30, 2021 compared to a provision for loan losses of $6.3 million for the nine months ended September 30, 2020.  During the nine months ended September 30, 2021, we made adjustments to our qualitative factors, primarily to account for the improvement in certain economic factors along with a decrease in loan balance.  Additionally, we recorded a significant recovery as a loan payoff was received. We had a negative provision for loan losses of $2.6 million at the community banking segment and $80,000 in provision for loan losses for the mortgage banking segment. Net recoveries were $487,000 for the nine months ended September 30, 2021.

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

Noninterest Income

		Nine months ended September 30,
	2021	2020	$ Change	% Change
		(Dollars in Thousands)

Service charges on loans and deposits	$2,483	$3,384	$(901)	(26.6)%
Increase in cash surrender value of life insurance	1,297	1,587	(290)	(18.3)%
Mortgage banking income	150,587	166,292	(15,705)	(9.4)%
Other	6,812	2,868	3,944	137.5%
Total noninterest income	$161,179	$174,131	$(12,952)	(7.4)%

Total noninterest income decreased $13.0 million, or 7.4%, to $161.2 million during the nine months ended September 30, 2021 compared to $174.1 million during the nine months ended September 30, 2020. The increase resulted primarily from an decrease in mortgage banking income along with decreases in service charges on loans and deposits and increase in cash surrender value of life insurance.

●
The decrease in mortgage banking income was primarily the result of a decrease in gross margin on loans originated and sold offset by a decrease in loan origination volume. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Gross margin on loans originated and sold decreased 7.7% at the mortgage banking segment. Total loan origination volume on a consolidated basis increased $149.1 million, or 4.9%, to $3.21 billion during the nine months ended September 30, 2021 compared to $3.06 billion during the nine months ended September 30, 2020. See "Comparison of Mortgage Banking Segment Results of Operations for the Nine Months Ended September 30, 2021 and 2020" above for additional discussion of the decrease in mortgage banking income.

●	Service charges on loans and deposits decreased primarily due to fees earned on loan swap originations in 2020.
●
The decrease in cash surrender value of life insurance was due primarily to decrease in balance as two death benefits were received on bank owned life insurance policies during the nine months ended September 30, 2020.

●
The increase in other noninterest income was due primarily to a $4.0 million gain on sale of mortgage servicing rights during the nine months ended September 30, 2021 compared to none during the nine months ended September 30, 2020. Additionally, mortgage servicing fee income increased as loans sold with servicing rights retained increased (before the sale) due to market conditions. Offsetting the increases, other income decreased primarily from a decrease in gains from death benefits received on two bank owned life insurance policies that occured during the nine months ended September 30, 2020.

Noninterest Expenses

	Nine months ended September 30,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$$102,278	$100,695	$1,583	1.6%
Occupancy, office furniture and equipment	7,346	7,744	(398)	(5.1)%
Advertising	2,570	2,625	(55)	(2.1)%
Data processing	2,871	3,023	(152)	(5.0)%
Communications	988	994	(6)	(0.6)%
Professional fees	804	7,647	(6,843)	(89.5)%
Real estate owned	(11)	55	(66)	(120.0)%
Loan processing expense	3,670	3,620	50	1.4%
Other	9,104	9,495	(391)	(4.1)%
Total noninterest expenses	$$129,620	$135,898	$(6,278)	(4.6)%

Total noninterest expenses decreased $6.3 million, or 4.6%, to $129.6 million during the nine months ended September 30, 2021 compared to $135.9 million during the nine months ended September 30, 2020.

●
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment increased $1.3 million, or 1.5%, to $87.4 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in salaries to meet loan demand offset by a decrease in commission expense and branch manager pay decreased as gross margin pressure reduced branch profitability.

●
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $135,000, or 0.9%, to $15.2 million during the nine months ended September 30, 2021. The increase was primarily due to an increase in employee stock ownership plan expenses offset by a decrease in salaries.

●
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $465,000 to $4.5 million during the nine months ended September 30, 2021, resulting from lower rent and depreciation expense.

●
Occupancy, office furniture and equipment expense at the community banking segment increased $67,000 to $2.8 million during the nine months ended September 30, 2021.  The increase was due primarily to snow plowing and computer supplies expenses.

●
Advertising expense decreased $95,000 at the community banking segment as customer promotional offers decreased.  Offsetting the decrease at the community banking segment, advertising expense increased $40,000 at the mortgage banking segment to attract customers in a competitive mortgage environment.

●
Data processing expense decreased $152,000, or 5.0%, to $2.9 million during the nine months ended September 30, 2021. This was primarily due to decreased data conversion expenses as the new ditigal banking platform rollout at the community banking segment occured during the nine months ended September 30, 2020 offset by other technology investments at both the community banking and mortgage banking segments.

●
Professional fees expense decreased $6.8 million to $804,000 primarily as a result of a decrease in legal fees at the mortgage banking segment primarily related to receiving a legal settlement in 2021 and lower litigation costs compared to the prior year as the Herrington settlement was resolved in 2020.

●	Loan processing expense increased $50,000 to $3.7 million during the nine months ended September 30, 2021. This was primarily due to an increase in loan costs associated with the application volumes.
●
Other noninterest expense decreased $391,000 for the nine months ended September 30, 2021 due to decreases at the mortgage banking  and community banking segments.  The decrease at the mortgage banking segment was primarily due to decreased provision for loan sale losses as there was additional uncertainity in the prior year regarding selling loans to third party investors from COVID-19 pandemic challenges. Offsetting these decreases, amortization expense of mortgage servicing rights increased as the value of the servicing portfolio has increased in 2021 compared to 2020. Other noninterest expenses decreased at the community banking segment due primarily to a decrease in certain loan-related expenses offset by a decrease of credits received for FDIC premiums in 2020 but not in 2021.

Income Taxes

Income tax expense totaled $18.2 million for the nine months ended September 30, 2021 compared to $17.8 million during the nine months ended September 30, 2020. Income tax expense was recognized on the statement of income during the nine months ended September 30, 2021 at an effective rate of 23.8% of pretax income compared to 25.0% during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company recorded a $949,000 return to provision income tax adjustment to reflect actual state tax apportionment based on the final 2020 tax returns.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets – Total assets increased by $49.5 million, or 2.3%, to $2.23 billion at September 30, 2021 from $2.18 billion at December 31, 2020. The increase in total assets primarily reflects an increase in cash and cash equivalents and securities available for sale, partially offset by a decrease in loans receivable and loans held for sale. The total assets increase reflects liability increases in deposits and advance payments by borrowers for taxes along with net income.

Cash and Cash Equivalents – Cash and cash equivalents increased $263.8 million, or 278.4%, to $358.6 million at September 30, 2021, compared to $94.8 million at December 31, 2020.  The increase in cash and cash equivalents primarily reflects the additional source of funds through an increase in deposits and advance payments by borrowers for taxes, as well as paydowns of loans receivable and loans held for sale.

Securities Available for Sale – Securities available for sale increased $15.2 million to $174.8 million at September 30, 2021. The increase was primarily due to purchases of mortgage-related securities exceeding security paydowns for the year and maturities of debt securities.

Loans Held for Sale - Loans held for sale decreased $76.0 million to $326.0 million at September 30, 2021 due to the decrease of refinancing activity resulting from the increase in mortgage rates.

Loans Receivable - Loans receivable held for investment decreased $148.3 million to $1.23 billion at September 30, 2021.  The decrease in total loans receivable was attributable to decreases in each of the one- to four-family, multi-family, construction and land, home equity, commercial, and consumer loan categories.
The following table shows loan originations during the periods indicated.

	For the
	Nine months ended September 30,
	2021	2020

Real estate loans originated for investment:
Residential
One- to four-family	$43,137	$90,290
Multi-family	81,722	133,027
Home equity	4,736	4,914
Construction and land	23,358	41,418
Commercial real estate	33,552	26,637
Total real estate loans originated for investment	186,505	296,286
Consumer loans originated for investment	23	275
Commercial business loans originated for investment	19,922	41,944
Total loans originated for investment	$206,450	$338,505

Allowance for Loan Losses - The allowance for loan losses decreased $2.0 million to $16.8 million at September 30, 2021. The decrease resulted from a negative provision due to improvement in certain economic factors, decreasing the required allowance related to the loans collectively reviewed. The overall decrease was primarily related to each of the one- to four-family, home equity, construction and land, commercial real estate, and consumer categories. See Note 3 of the notes to unaudited consolidated financial statements for further discussion on the allowance for loan losses.

Real Estate Owned – Total real estate owned decreased $174,000 to $148,000 at September 30, 2021.  During the nine months ended September 30, 2021, no loans were transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $172,000. There was $2,000 in other activity applied to the balance and no writedowns during the nine months ended September 30, 2021.

Prepaid expenses and other assets – Total prepaid expenses and other assets decreased $5.2 million to $52.4 million at September 30, 2021. The decrease was primarily due to the sale of mortgage servicing rights along with decreases in derivative assets and unrealized gain on loan swaps offset by an increase in funding receivable on loans sold.

Deposits – Total deposits increased $61.7 million to $1.25 billion at September 30, 2021.  The increase was driven by an increase of $76.4 million in money market and savings deposits and $28.9 million in demand deposits offset by a decrease of $43.6 million in time deposits.

Borrowings – Total borrowings decreased $33.1 million, or 6.5%, to $475.0 million at September 30, 2021. The community banking segment paid off $24.0 million in short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment decreased a total of $9.1 million at September 30, 2021 from December 31, 2020.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $21.8 million to $25.3 million at September 30, 2021. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $30.3 million to $44.7 million at September 30, 2021 compared to December 31, 2020. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition. These amounts remain classified as other liabilities until settled. Additionally, other liabilities decreased due to the payment of the legal settlement and a decrease in the liability related to forward commitments to sell loans at the mortgage banking segment.

Shareholders’ Equity – Shareholders' equity increased $29.5 million to $442.6 million at September 30, 2021 from December 31, 2020.  Shareholders' equity increased primarily due to net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.  Partially offsetting the increases, there were decreases due to the declaration of dividends, a decrease in the fair value of the security portfolio, and the repurchase of stock.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2021	2020
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$3,797	$5,072
Multi-family	129	341
Home equity	46	63
Construction and land	-	43
Commercial real estate	-	41
Commercial	-	-
Consumer	-	-
Total non-accrual loans	3,972	5,560

Real estate owned
One- to four-family	-	-
Multi-family	-	-
Construction and land	148	322
Commercial real estate	-	-
Total real estate owned	148	322
Total nonperforming assets	$4,120	$5,882

Total non-accrual loans to total loans	0.32%	0.40%
Total non-accrual loans to total assets	0.18%	0.25%
Total nonperforming assets to total assets	0.18%	0.27%

All loans that are 90 days or more past due with respect to principal and interest are recognized as non-accrual. Troubled debt restructurings that are non-accrual, either due to being past due greater than 90 days or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above. In addition, loans that are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower review. When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered.  This process generally takes place when a loan is contractually past due between 60 and 89 days.  Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral.  When a loan is determined to be uncollectible, typically coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for Nine Months
	Ended September 30,
	2021	2020
	(In Thousands)

Balance at beginning of period	$5,560	$7,025
Additions	1,320	2,327
Transfers to real estate owned	-	(369)
Charge-offs	(12)	(3)
Returned to accrual status	(1,544)	(1,563)
Principal paydowns and other	(1,352)	(1,376)
Balance at end of period	$3,972	$6,041

Total non-accrual loans decreased by $1.6 million, or 28.6%, to $4.0 million as of September 30, 2021 compared to $5.6 million as of December 31, 2020.  The ratio of non-accrual loans to total loans receivable was 0.32% at September 30, 2021 compared to 0.40% at December 31, 2020.  During the nine months ended September 30, 2021, $1.3 million in loans were placed on non-accrual status. Offsetting this activity, $1.5 million returned to accrual status and $1.4 million in principal payments were received during the nine months ended September 30, 2021.

Of the $4.0 million in total non-accrual loans as of September 30, 2021, $3.2 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $81,000 in cumulative partial net charge-offs have been recorded over the life of these loans as of September 30, 2021.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  There were no specific reserves as of September 30, 2021.  The remaining $797,000 of non-accrual loans were reviewed on an aggregate basis and $120,000 in general valuation allowance was deemed appropriate related to those loans as of September 30, 2021.   The $120,000 in valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of September 30, 2021 totaled $2.2 million, which represents 55.8% of total non-accrual loans as of that date.  These five loans have not had any cumulative life-to-date net charge-offs and no specific specific reserve was deemed necessary based on net realizable collateral value with respect to these five loans as of September 30, 2021.

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

As of September 30, 2021, there were no loans 90 or more days past due and still accruing interest. As of December 31, 2020, there was a $586,000 loan that was 90 or more days past due and still accruing interest.  The Bank received full payoff of the loan subsequent to December 31, 2020.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of September 30, 2021
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$1,153	$1,695	$2,848
Commercial real estate	1,222	-	1,222
Commercial	1,097	-	1,097
	$3,472	$1,695	$5,167

	As of December 31, 2020
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$2,733	$532	$3,265
Commercial real estate	7,207	-	7,207
Commercial	1,097	-	1,097
	$11,037	$532	$11,569

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
We modified loans for borrowers that were not considered troubled debt restructings under the CARES Act.  Loans less than 30 days past due as of December 31, 2019 were allowed for modifications if the borrower experienced a COVID-19 hardship. As of September 30, 2021, the Company had $559,000 of one- to four-family loans subject to the deferral of principal and interest. In accordance with the CARES Act, these short term deferrals are not considered troubled debt restructurings.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2021	2020
	(Dollars in Thousands)

Loans past due less than 90 days	$7,854	$3,938
Loans past due 90 days or more	3,378	3,958
Total loans past due	$11,232	$7,896

Total loans past due to total loans receivable	0.92%	0.57%

Past due loans increased by $3.3 million, or 42.2%, to $11.2 million at September 30, 2021 from $7.9 million at December 31, 2020.  Loans past due less than 90 days increased by $3.9 million, or 99.4%, primarily in the multifamily loan category offset by a decrease in the one- to four-family loan category during the nine months ended September 30, 2021. Loans past due 90 days or more decreased by $580,000, or 14.7%, primarily in the one- to four-family loan category.

REAL ESTATE OWNED

Total real estate owned decreased by $174,000 to $148,000 at September 30, 2021, compared to $322,000 at December 31, 2020.  During the nine months ended September 30, 2021, no loans were transferred to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $172,000.   There was $2,000 in other activity applied to the balance and were no write downs during the nine months ended September 30, 2021. New appraisals received on real estate owned and collateral dependent impaired loans are based upon an “as is value” assumption. During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for Nine Months
	Ended September 30,
	2021	2020
	(Dollars in Thousands)

Balance at beginning of period	$18,823	$12,387
Provision (credit) for loan losses	(2,520)	6,310
Charge-offs:
Mortgage
One- to four-family	105	9
Multi-family	-	5
Home equity	-	13
Commercial real estate	10	-
Construction and land	13	-
Consumer	10	10
Commercial	-	-
Total charge-offs	138	37
Recoveries:
Mortgage
One- to four-family	522	132
Multi-family	36	17
Home equity	12	22
Commercial real estate	3	11
Construction and land	52	2
Consumer	-	-
Commercial	-	-
Total recoveries	625	184
Net recoveries	(487)	(147)
Allowance at end of period	$16,790	$18,844

Ratios:
Allowance for loan losses to non-accrual loans at end of period	422.71%	311.94%
Allowance for loan losses to loans receivable at end of period	1.37%	1.31%
Net recoveries to average loans outstanding (annualized)	(0.05)%	(0.01)%
(Provision) credit for loan losses to net recoveries	517.45%	(4,292.52)%
Net recoveries to beginning of the period allowance (annualized)	(3.46)%	(1.59)%

The allowance for loan losses decreased $2.0 million to $16.8 million at September 30, 2021, compared to $18.8 million at December 31, 2020.  The decrease in allowance for loan losses reflects the $2.5 million negative provision for loan losses. The negative provision recorded during the current year reflects adjustments to our qualitative factors, primarily to account for the slight improvement in certain economic factors along with a decrease in loan balance.

We had net recoveries of $487,000, or 0.05% of average loans annualized, for the nine months ended September 30, 2021, compared to net recoveries of $147,000, or less than 0.01% of average loans annualized, for the nine months ended September 30, 2020. Of the $487,000 in recoveries during the nine months ended September 30, 2021, the majority of the activity related to loans secured by one- to four-family residential, construction and land, and multi-family loan categories.

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

Management is validating the CECL model and methodologies; however we expect the change in the allowance for credit loss, including reserves for unfunded commitments, not to exceed 110% of the September 30, 2021 allowance based on a parallel computation.  When finalized, this one-time increase as a result of the adoption of CECL will be recorded, net of tax, as an adjustment to retained earnings effective on the earlier of the fiscal year beginning after the termination date of the national emergency declaration by the President or January 1, 2022. This estimate is subject to change based on continuing refinement and validation of the model and methodologies.

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

During the nine months ended September 30, 2021, primary uses of cash and cash equivalents included: $3.21 billion in funding loans held for sale, $55.3 million for purchases of mortgage related securities, $33.1 million for short-term borrowings, $26.3 million for cash dividends paid, $4.7 million for purchases of our common stock, and $4.3 million to pay a legal settlement.

During the nine months ended September 30, 2021, primary sources of cash and cash equivalents included: $3.44 billion in proceeds from the sale of loans held for sale, $148.8 million for net loan receivables decrease, $61.7 million from an increase in deposits, $30.8 million in principal repayments on mortgage related securities, $6.4 million in maturies of debt securities, and $58.2 million in net income.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2021 and 2020, respectively, $358.6 million and $76.9 million of our assets were invested in cash and cash equivalents.  At September 30, 2021, cash and cash equivalents were comprised of the following: $327.3 million in cash held at the Federal Reserve Bank and other depository institutions and $31.3 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts,  advances from the FHLB, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2021, we had $470.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, and 2029.  The 2027 advance has a contractual maturity date in December 2027. There are eight advances that have contractual maturities in 2028. Two of the 2028 advance maturities have quarterly call options which began in June 2020 and September 2020. There are four advances with contractual maturities in 2029. Three advances have quarterly call options currently available and the other advance has an option beginning in May 2022.

At September 30, 2021, we had outstanding commitments to originate loans receivable of $44.6 million.  In addition, at September 30, 2021, we had unfunded commitments under construction loans of $69.2 million, unfunded commitments under business lines of credit of $19.9 million and unfunded commitments under home equity lines of credit and standby letters of credit of $14.2 million.  At September 30, 2021, certificates of deposit scheduled to mature in one year or less totaled $576.6 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

•
Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes.  The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank.  The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At September 30, 2021, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $46.8 million.

Capital

Shareholders' equity increased $29.5 million to $442.6 million at September 30, 2021 from December 31, 2020.  Shareholders' equity increased primarily due to net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.  Partially offsetting the increases, there were decreases due to the declaration of dividends, a decrease in the fair value of the security portfolio, and the repurchase of stock.

The Company's Board of Directors authorized a stock repurchase program in the third quarter of 2020. As of September 30, 2021, the Company had repurchased 11.0 million shares at an average price of $14.51 under previously approved stock repurchase plans.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At September 30, 2021, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 8 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2021 and the respective maturity dates.
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (3)	$217,078	$$217,078	$-	$-	$-
Money market and savings deposits (3)	371,719	371,719	-	-	-
Time deposit (3)	657,767	576,578	79,238	1,951	-
Federal Home Loan Bank advances (1)	475,000	5,000	-	-	470,000
Operating leases (2)	7,453	2,582	3,249	793	829
	$1,729,017	$$1,172,957	$$82,487	$$2,744	$$470,829

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

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2021.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$44,643	$44,643	$-	$-	$-
Unused portion of home equity lines of credit (2)	13,218	13,218	-	-	-
Unused portion of construction loans (3)	69,198	69,198	-	-	-
Unused portion of business lines of credit	19,864	19,864	-	-	-
Standby letters of credit	954	954	-	-	-
Total Other Commitments	$147,877	$147,877	$-	$-	$-

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2021 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of September 30, 2021
Dollar Change	$$11,495	8,864	4,964	(2,815)
Percentage Change	22.84%	17.61	9.86	(5.59)

At September 30, 2021, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 8.08% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 5.56%.

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

Internal Control Over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the third quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
July 1, 2021 - July 31, 2021	75,953	$$19.44	75,953	861,537
August 1, 2021 - August 31, 2021	3,154	19.78	3,154	858,383
September 1, 2021 - September 30, 2021	99,000	19.87	99,000	759,383
Total	178,107	$$19.68	178,107	759,383

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
101
The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 9, 2021
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: November 9, 2021
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer