Form 10-K
period 2021-12-31
Waterstone Financial, Inc.
filed 2022-02-28
CIK 1569994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

F O R M   10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Yes         ☐           No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on June 30, 2021 as reported by the NASDAQ Global Select Market®, was approximately $495.7 million.

As of February 25, 2022, 24,230,968 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 17, 2022

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2021

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

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation, which had 61 offices in 23 states as of December 31, 2021.

WaterStone Bank conducts its community banking business from 14 banking offices located in Milwaukee, Washington and Waukesha counties, Wisconsin. WaterStone Bank’s principal lending activity is originating one- to four-family, multi-family residential, and commercial real estate loans for retention in its portfolio. At December 31, 2021, such loans comprised 24.92%, 44.62%, and 20.79%, respectively, of WaterStone Bank’s loan portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances. Our deposit offerings include certificates of deposit, money market savings accounts, transaction deposit accounts, noninterest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, collateralized mortgage obligations, government-sponsored enterprise bonds, private-label enterprise bonds, municipal obligations, and other debt securities.

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

WaterStone Bank’s mortgage banking operations are conducted through its wholly-owned subsidiary, Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originates single-family residential real estate loans for sale into the secondary market.  Waterstone Mortgage Corporation utilizes lines of credit provided by WaterStone Bank as a primary source of funds, and also utilizes a line of credit with another financial institution as needed.  On a consolidated basis, Waterstone Mortgage Corporation originated $4.20 billion in mortgage loans held for sale during the year ended December 31, 2021, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank.

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

Waterstone Mortgage Corporation.  Acquired in 2006, Waterstone Mortgage Corporation is a mortgage banking business with offices in 23 states.  It has its own board of directors currently comprised of its President, its Chief Financial Officer, the WaterStone Bank Chief Executive Officer, President, Chief Financial Officer and Chief Credit Officer.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold WaterStone Bank office and retail facilities, both owned and leased.  Main Street Real Estate Holdings, LLC currently conducts real estate broker activities limited to real estate owned.

Market Area

WaterStone Bank.  WaterStone Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  WaterStone Bank’s primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have nine branch offices in Milwaukee County, four branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2021 (the latest date for which information was publicly available), 49.1% of deposits in the State of Wisconsin were located in the seven-county Milwaukee metropolitan market and 42.0% of deposits in the State of Wisconsin were located in the three counties in which the Bank has a branch office.

WaterStone Bank’s primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets.

Waterstone Mortgage Corporation.  As of December 31, 2021, Waterstone Mortgage Corporation had 11 offices in New Mexico, nine offices in Florida, seven offices in Wisconsin, three offices in each of Arizona, Colorado, Illinois, Oklahoma, and Texas, two offices in each of Idaho, Minnesota, Ohio, and Pennsylvania, and one office in each of Alabama, Arkansas, California, Georgia, Indiana, Iowa, Maryland, Michigan, New Hampshire, Tennessee, and Virginia.

Competition

WaterStone Bank.  WaterStone Bank faces competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. As of June 30, 2021, based on the FDIC annual Summary of Deposits Report, we had the 10th largest market share in our metropolitan statistical area out of 46 financial institutions, representing 1.5% of all deposits.

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

 Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential and commercial real estate. Generally, we retain the loans that we originate, which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $$300.5 million, or 24.9%, of our total loan portfolio at December 31, 2021.  Multi-family residential mortgage loans represented $$538.0 million, or 44.6%, of our total loan portfolio at December 31, 2021.  Commercial real estate loans represented $$250.7 million, or 20.8%, of our total loan portfolio at December 31, 2021. We also offer construction and land loans, home equity lines of credit and commercial loans.  At December 31, 2021, commercial business loans, home equity loans, and construction and land loans totaled $$22.3 million, $$11.0 million and $$82.6 million, respectively.

The largest exposure to one borrower or group of related borrowers was $40.1 million in the multi-family category.  The borrower represented a total of 3.3% of the total loan portfolio as of December 31, 2021.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$$300,523	24.92%	$$426,792	31.04%	$$480,280	34.60%	$$489,979	35.53%	$$439,597	34.03%
Multi-family	537,956	44.62%	571,948	41.59%	584,859	42.14%	597,087	43.29%	578,440	44.77%
Home equity	11,012	0.91%	14,820	1.08%	18,071	1.30%	19,956	1.45%	21,124	1.64%
Construction and land	82,588	6.85%	77,080	5.61%	37,033	2.67%	13,361	0.97%	19,859	1.54%
Commercial real estate	250,676	20.79%	238,375	17.33%	236,703	17.05%	225,522	16.35%	195,842	15.16%
Commercial loans	22,298	1.85%	45,386	3.30%	30,253	2.18%	32,810	2.38%	36,697	2.84%
Consumer	732	0.06%	736	0.05%	832	0.06%	433	0.03%	255	0.02%

Total loans	1,205,785	100.00%	1,375,137	100.00%	1,388,031	100.00%	1,379,148	100.00%	1,291,814	100.00%

Allowance for loan losses	(15,778)		(18,823)		(12,387)		(13,249)		(14,077)

Loans, net	$$1,190,007		$$1,356,314		$$1,375,644		$$1,365,899		$$1,277,737

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2021. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Multi-family		Home Equity		Construction and Land
Maturing in the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
One year or less	$$20,287	3.98%	$$38,526	4.09%	$$1,083	4.99%	$$25,350	2.64%
More than one year through five years	39,207	4.45%	284,727	3.72%	5,665	4.96%	24,228	3.37%
More than five years through 15 years	73,753	4.59%	213,175	3.42%	4,223	3.77%	33,010	3.99%
More than 15 years	167,276	4.02%	1,528	4.25%	41	4.88%	-	0.00%
Total	$$300,523	4.21%	$$537,956	3.63%	$$11,012	4.50%	$$82,588	3.40%

	Commercial Real Estate		Commercial		Consumer		Total
Maturing the year ended		Weighted		Weighted		Weighted		Weighted
December 31,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
One year or less	$$24,807	4.35%	$$6,018	3.84%	$$725	7.98%	$$116,796	3.83%
More than one year through five years	132,844	4.11%	6,517	3.39%	7	7.69%	493,195	3.88%
More than five years through 15 years	93,025	3.54%	3,904	4.28%	-	0.00%	421,090	3.61%
More than 15 years	-	0.00%	5,859	6.74%	-	0.00%	174,704	4.11%
Total	$$250,676	3.92%	$$22,298	4.55%	$$732	7.97%	$$1,205,785	3.81%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans
Real estate loans:
One- to four-family	$$23,557	$$256,679	$$280,236
Multi-family	237,081	262,349	499,430
Home equity	1,959	7,970	9,929
Construction and land	31,204	26,034	57,238
Commercial	152,336	73,533	225,869
Commercial	13,864	2,416	16,280
Consumer	7	-	7
Total loans	$$460,008	$$628,981	$$1,088,989

One- to Four-Family Residential Mortgage Loans.  One- to four-family residential mortgage loans totaled $$300.5 million, or 24.9% of total loans at December 31, 2021.  Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our single family adjustable-rate mortgage loans generally provide for maximum annual rate adjustments of 200 basis points, with a lifetime maximum adjustment of 600 basis points.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years, and are indexed to the 12-month LIBOR rate.  Single family adjustable rate mortgage loans are originated at both our community banking segment and our mortgage banking segment. We do not offer and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner’s insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average one- to four-family first mortgage loan balance was approximately $210,000 on December 31, 2021, and the largest outstanding balance on that date was $6.0 million, which is a consolidation loan that is collateralized by 86 single family properties.  A total of 56.2% of our one- to four-family loans are collateralized by properties in the state of Wisconsin.

Multi-family Real Estate Loans.  Multi-family loans totaled $$538.0 million, or 44.6% of total loans at December 31, 2021. These loans are generally secured by properties located in our primary market area. Our multi-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit. Multi-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a multi-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, global cash flows, and the appraised value of the underlying property. We will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees from the principals and by the owners of 20% or more of the borrower.

A multi-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to most guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding multi-family mortgage loan balance was approximately $1.1 million on December 31, 2021, with the largest outstanding balance at $11.5 million.

Loans secured by multi-family real estate generally involve larger principal amounts than owner-occupied, one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2021, outstanding home equity loans and equity lines of credit totaled $$11.0 million, or 0.9% of total loans outstanding.  At December 31, 2021, the unadvanced portion of home equity lines of credit totaled $12.0 million.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to seven years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was approximately $41,000 at December 31, 2021, with the largest outstanding balance at that date of $291,000.

Construction and Land Loans.  We originate construction loans for the acquisition of land and the construction of single-family residences, multi-family residences, and commercial real estate buildings.  At December 31, 2021, construction and land loans totaled $$82.6 million, or 6.9% of total loans.   A total of $50.3 million had yet to be advanced as of December 31, 2021.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months for single-family residences although our policy is to consider construction periods as long as three years for multi-family residences and commercial buildings. At the end of the construction phase, the construction loan converts to a longer-term mortgage loan upon stabilization. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the owner-occupied residential loan balance exceeds 80% of the lesser of the appraised value or acquisition cost of the secured property. The average outstanding construction loan balance totaled approximately $3.8 million on December 31, 2021, with the largest outstanding balance at $11.1 million.  The average outstanding land loan balance was approximately $150,000 on December 31, 2021, and the largest outstanding balance on that date was $627,000.

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

Commercial Real Estate Loans.  Commercial real estate loans totaled $$250.7 million at December 31, 2021, or 20.8% of total loans, and are made up of loans secured by office and retail buildings, industrial buildings, churches, restaurants, other retail properties and mixed use properties. These loans are generally secured by property located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 20 to 25-year amortization period. In reaching a decision whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, business and global cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants, if applicable. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial real estate borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2021 was approximately $946,000, and the largest outstanding balance at that date was $12.7 million.

Commercial Loans.  Commercial loans totaled $$22.3 million at December 31, 2021, or 1.85% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate. Included in commercial loans are the Paycheck Protection Program (PPP) loans, which totaled $1.8 million at December 31, 2021.

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

Our commercial loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain collateral levels must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2021, the unadvanced portion of working capital lines of credit totaled $17.9 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.

A commercial business borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower. Excluding the PPP loan balance, the average outstanding commercial loan at December 31, 2021 was $248,000 and the largest outstanding balance on that date was $5.9 million.

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

Exclusive of our mortgage banking operations, we retain in our portfolio all of the loans that we originate. At December 31, 2021, WaterStone Bank was not servicing any loan it originated and subsequently sold to unrelated third parties. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

●	Any secured mortgage loan up to $1.0 million can be approved jointly the Chief Executive Officer.
●	Any secured mortgage loan ranging from $500,001 to $3.0 million or any new loan to a borrower with outstanding loans from us exceeding $1.0 million must be approved by the Officer Loan Committee.
●	Any non-real estate loan up to $250,000 for a borrower with total outstanding loans from us of less than $250,000 that is independently underwritten can be approved by select lending personnel.
●
Any non-real estate loan up to $500,000 for a borrower with total outstanding loans from us of less than $500,000 that is independently underwritten can be approved by the Chief Executive Officer or Business Banking Manager.

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

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$$5,420	$$5,072	$$5,985	$$4,902	$$4,677
Multi-family	128	341	667	1,309	1,007
Home equity	26	63	70	201	107
Construction and land	-	43	-	-	-
Commercial real estate	-	41	303	125	251
Commercial	-	-	-	18	26
Consumer	-	-	-	-	-
Total non-accrual loans	5,574	5,560	7,025	6,555	6,068

Real estate owned
One- to four-family	-	-	46	163	1,330
Multi-family	-	-	-	-	-
Construction and land	148	322	1,256	3,327	4,582
Commercial real estate	-	-	-	300	300
Total real estate owned	148	322	1,302	3,790	6,212
Valuation allowance at end of period	-	-	(554)	(1,638)	(1,654)
Total real estate owned, net	148	322	748	2,152	4,558

Total non-performing assets	$$5,722	$$5,882	$$7,773	$$8,707	$$10,626

Total non-accrual loans to total loans, net	0.46%	0.40%	0.51%	0.48%	0.47%
Total non-accrual loans to total assets	0.25%	0.25%	0.35%	0.34%	0.34%
Total non-performing assets to total assets	0.26%	0.27%	0.39%	0.45%	0.59%

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

The following table sets forth activity in our non-accrual loans for the years indicated.

	At and for the Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)

Balance at beginning of year	$$5,560	$$7,025	$$6,555	$$6,068	$$9,857
Additions	3,374	3,356	3,716	3,147	3,149
Transfers to real estate owned	-	(637)	(1,052)	(545)	(2,171)
Charge-offs	(12)	(11)	(31)	(6)	(766)
Returned to accrual status	(1,792)	(2,501)	(650)	(777)	(2,716)
Principal paydowns	(1,556)	(1,672)	(1,513)	(1,332)	(1,285)
Balance at end of year	$$5,574	$$5,560	$$7,025	$$6,555	$$6,068

Total non-accrual loans increased by $14,000 to $$5.6 million as of December 31, 2021 compared to December 31, 2020.  The ratio of non-accrual loans to total loans receivable was 0.46% at December 31, 2021 compared to 0.40% at December 31, 2020.  During the year ended December 31, 2021, no loans transferred to real estate owned, $$12,000 in loan principal was charged off, $$1.6 million in principal payments were received and $$1.8 million in loans were returned to accrual status. Offsetting this activity, $$3.4 million in loans were placed on non-accrual status during the year ended December 31, 2021.

Of the $$5.6 million in total non-accrual loans as of December 31, 2021, $4.2 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $30,000 in partial charge-offs have been recorded with respect to these loans as of December 31, 2021. Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a “non-performing” status and are disclosed as impaired loans.  There were no specific reserve as of December 31, 2021.  The remaining $1.4 million of non-accrual loans were reviewed on an aggregate basis and $210,000 in general valuation allowance was deemed necessary related to those loans as of December 31, 2021.  The $210,000 in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

The outstanding principal balance of our five largest non-accrual loans as of December 31, 2021 totaled $3.5 million, which represents 62.7% of total non-accrual loans as of that date.  These five loans did not have any charge-offs or require any specific valuation allowances as of December 31, 2021.

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

There were no accruing loans past due 90 days or more during the years ended December 31, 2021 or 2019. There was one accruing loan with a balance of $586,000 past due 90 days or more during the year ended December 31, 2020.  The Company received full payment shortly after December 31, 2020.

Troubled Debt Restructurings.  The following table summarizes troubled debt restructurings by the Company’s internal risk rating.

	At December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$$3,989	$$9,249	$$4,018	$$4,256	$$5,035
Watch	-	2,320	-	2,476	47
Total troubled debt restructurings	$$3,989	$$11,569	$$4,018	$$6,732	$$5,082

Troubled debt restructurings totaled $$4.0 million at December 31, 2021, compared to $$11.6 million at December 31, 2020. At December 31, 2021, all of the troubled debt restructurings were performing in accordance with their restructured terms. All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the consolidated financial statements. Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

Under the Coronavirus Aid, Relief, and Economic Security ("CARES Act"), loans less than 30 days past due as of December 31, 2019 and COVID-19 modifications are considered current. A financial institution suspended the requirements under accounting principles generally accepted in the United States ("GAAP") for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”).  This includes a suspension of the requirement to determine impairment of these modifications for accounting purposes.  In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our lending clients that are adversely affected by the pandemic. The Company held approximately $3.3 million in loans, representing 0.3% of the total loan portfolio as of December 31, 2021, which had been modified as either a deferment of principal or principal and interest since the beginning of the pandemic. Of the $3.3 million in loans, $405,000 qualify as modifications under the CARES Act. The remaining $2.9 million is composed of three loan relationships that are classified as troubled debt restructurings.

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

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	At December 31,
	2021			2020
	Accruing		Non-accruing	Accruing	Non-accruing
	(In Thousands)

One- to four-family	$	$-	$$1,670	$$2,733	$$532
Commercial real estate		1,222	-	7,207	-
Commercial		1,097	-	1,097	-
		$$2,319	$$1,670	$$11,037	$$532

The following table sets forth activity in our troubled debt restructurings for the years indicated.

	At or for the Year Ended December 31,
	2021		2020
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)
Balance at beginning of year	$$11,037	$$532	$$3,018	$$1,000
Additions	-	1,299	8,032	-
Change in accrual status	-	-	-	-
Charge-offs	-	-	-	-
Returned to contractual/market terms	(5,985)	(130)	-	(318)
Transferred to real estate owned	-	-	-	-
Principal paydowns	(2,733)	(31)	(13)	(150)
Balance at end of period	$$2,319	$$1,670	$$11,037	$$532

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

Loan Delinquency.  The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2021	2020
	(Dollars in Thousands)

Loans past due less than 90 days	$$2,694	$$3,938
Loans past due 90 days or more	4,368	3,958
Total loans past due	$$7,062	$$7,896

Total loans past due to total loans receivable	0.59%	0.57%

Past due loans decreased by $834,000, or 10.6%, to $7.1 million at December 31, 2021 from $7.9 million at December 31, 2020.  Loans past due less than 90 days decreased by $1.2 million during the year ended December 31, 2021.  The decrease was primarily due to a $1.3 million decrease in one- to four-family loans during the year ended December 31, 2021. Loans past due 90 days or more increased $410,000. The increase in loans past due 90 days or more was primarily due to an increase in the one-to four-family loans of $684,000 during the year ended December 31, 2021.

Potential Problem Loans.  We define potential problem loans as substandard loans which are still accruing interest.  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2021 and 2020 were $7.9 million and $9.6 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under generally accepted accounting principles.

Real Estate Owned.  Total real estate owned decreased by $174,000 to $148,000 at December 31, 2021, compared to $322,000 at December 31, 2020.  During the year ended December 31, 2021, no loans were transferred from loans to real estate owned upon completion of foreclosure. During the same period, sales of real estate owned totaled $172,000. There was $2,000 in other activity applied to the balance and no writedowns during the year ended December 31, 2021.

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

We owned one property at December 31, 2021, compared to two properties as of December 31, 2020 and five properties at December 31, 2019.  Habitable real estate owned is managed with the intent of attracting a lessee to generate revenue. Foreclosed properties are transferred to real estate owned at estimated net realizable value, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Year
	Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)

Balance at beginning of year	$$18,823	$$12,387	$$13,249	$$14,077	$$16,029
Provision (credit) for loan losses	(3,990)	6,340	(900)	(1,060)	(1,166)
Charge-offs:
Mortgage loans
One- to four-family	151	82	125	69	1,364
Multi-family	-	5	3	14	92
Home equity	-	13	44	1	-
Construction and land	13	8	-	-	14
Commercial real estate	10	-	2	-	7
Consumer	18	10	5	-	-
Commercial	-	-	-	-	-
Total charge-offs	192	118	179	84	1,477
Recoveries:
Mortgage loans
One- to four-family	949	148	135	159	293
Multi-family	116	21	30	89	208
Home equity	16	27	27	26	26
Construction and land	52	2	-	40	162
Commercial real estate	4	16	25	2	1
Consumer	-	-	-	-	1
Commercial	-	-	-	-	-
Total recoveries	1,137	214	217	316	691

Net (recoveries) charge-offs	(945)	(96)	(38)	(232)	786
Allowance at end of year	$$15,778	$$18,823	$$12,387	$$13,249	$$14,077

Ratios:
Allowance for loan losses to non-accrual loans at end of year	283.06%	338.54%	176.33%	202.12%	231.99%
Allowance for loan losses to loans outstanding at end of year	1.31%	1.37%	0.89%	0.96%	1.09%
Net (recoveries) charge-offs to average loans:
Mortgage
One- to four-family	(0.05)%	0.00%	0.00%	0.00%	0.06%
Multi family	(0.01)%	0.00%	0.00%	0.00%	(0.01)%
Home equity	(0.03)%	(0.02)%	0.02%	(0.03)%	(0.03)%
Construction and land	(0.01)%	0.00%	0.00%	(0.06)%	(0.19)%
Commercial real estate	0.00%	0.00%	0.00%	0.00%	0.00%
Consumer	0.61%	0.32%	0.20%	0.00%	(0.09)%
Commercial	0.00%	0.00%	0.00%	0.00%	0.00%
Net (recoveries) charge-offs to average loans outstanding	(0.07%)	(0.01%)	0.00%	(0.02%)	0.06%

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

	At December 31,
	2021			2020			2019
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real Estate:
Residential
One- to four-family	$$3,963	24.92%	25.12%	$$5,459	31.04%	29.00%	$$4,907	34.60%	39.62%
Multi-family	5,398	44.62%	34.21%	5,600	41.59%	29.75%	4,138	42.14%	33.41%
Home equity	89	0.91%	0.56%	194	1.08%	1.03%	201	1.30%	1.62%
Construction and land	1,386	6.85%	8.78%	1,755	5.61%	9.32%	610	2.67%	4.92%
Commercial real estate	4,482	20.79%	28.41%	5,138	17.33%	27.30%	2,145	17.05%	17.32%
Commercial	427	1.85%	2.71%	642	3.30%	3.41%	372	2.18%	3.00%
Consumer	33	0.06%	0.21%	35	0.05%	0.19%	14	0.06%	0.11%
Total allowance for loan losses	$$15,778	100.00%	100.00%	$$18,823	100.00%	100.00%	$$12,387	100.00%	100.00%

	At December 31,
	2018			2017
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential
One- to four-family	$$5,742	35.53%	43.33%	$$5,794	34.03%	41.16%
Multi-family	4,153	43.29%	31.35%	4,431	44.77%	31.48%
Home equity	325	1.45%	2.45%	356	1.64%	2.53%
Construction and land	400	0.97%	3.02%	949	1.54%	6.74%
Commercial real estate	2,126	16.35%	16.05%	1,881	15.16%	13.36%
Commercial	483	2.38%	3.65%	656	2.84%	4.66%
Consumer	20	0.03%	0.15%	10	0.02%	0.07%
Total allowance for loan losses	$$13,249	100.00%	100.00%	$$14,077	100.00%	100.00%

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

At December 31, 2021, the allowance for loan losses was $$15.8 million, compared to $$18.8 million at December 31, 2020.  As of December 31, 2021, the allowance for loan losses to total loans receivable was 1.31% and  283.06% of non-performing loans, compared to 1.37%, and 338.54%, respectively at December 31, 2020.  The decrease in the allowance for loan losses during the year ended December 31, 2021 reflects an improvement in certain economic factors, decreasing the required allowance related to the loans collectively reviewed. The overall decrease was related to each of the one- to four-family, multi family, home equity, construction and land, commercial real estate, consumer, and commercial categories. See Note 3 of the notes to the consolidated financial statements for further discussion on the allowance for loan losses.

Net recoveries totaled $945,000, or 0.07% of average loans for the year ended December 31, 2021, compared to net recoveries $96,000, or 0.01% of average loans for the year ended December 31, 2020.  The $849,000 increase in net recoveries was primarily the result of an increase in net recoveries in the one- to four-family and multi family categories. Net recoveries related to loans secured by one- to four-family residential loans increased $732,000, to $798,000 in net recoveries for year ended December 31, 2021, as compared to net recoveries of $66,000 for the year ended December 31, 2020.  Net recoveries related to loans secured by multi family loans increased $100,000, to net recoveries of $116,000 for year ended December 31, 2021, as compared to net recoveries of $16,000 for the year ended December 31, 2020.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate single-family residential mortgage loans for sale in the secondary market through Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originated, including loans sold to WaterStone Bank, $4.23 billion in mortgage loans held for sale during the year ended December 31, 2021, which was a volume decrease of $201.7 million, or 4.6%, from the $4.43 billion originated during the year ended December 31, 2020.   The decrease in loan production volume was driven by a $433.6 million, or 25.2%, decrease in refinance products as mortgage rates increased from the prior year. Mortgage purchase products increased $231.9 million, or 8.6%, due to an increased housing demand. Total mortgage banking income decreased $39.1 million, or 16.5%, to $197.6 million during the year ended December 31, 2021 compared to $236.7 million during the year ended December 31, 2020. The decrease in mortgage banking noninterest income was related to a 4.6% decrease in volume and an 11.6% decrease in gross margin on loans originated and sold for the year ended December 31, 2021 compared to December 31, 2020.  Gross margin on those loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing retained basis. Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our gross margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 69.5% of total originations during the year ended December 31, 2021, compared to 61.1% of total originations during the year ended December 31, 2020.  The mix of loan type trended towards more conventional loans and less governmental loans comprising 76.6% and 23.6% of all loan originations, respectively, during the year ended December 31, 2021, compared to 75.8% and 24.2% of all loan originations, respectively, during the year ended December 31, 2020.

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

 Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the years ended December 31, 2021, 2020, and 2019, no investment securities were sold.

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

At December 31, 2021, mortgage-backed securities totaled $19.5 million. The mortgage-backed securities portfolio had a weighted average yield of 2.34% and a weighted average remaining life of 6.3 years at December 31, 2021. The estimated fair value of our mortgage-backed securities portfolio at December 31, 2021 was $355,000 greater than the amortized cost of $19.1 million. Mortgage-backed securities valued at $430,000 were pledged as collateral for mortgage banking activities as of December 31, 2021. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest. The relatively short weighted average remaining life of our mortgage-backed security portfolio mitigates our potential risk of loss in a rising interest rate environment.

At December 31, 2021, collateralized mortgage obligations totaled $99.3 million. At December 31, 2021, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.  The collateralized mortgage obligations portfolio had a weighted average yield of 1.54% and a weighted average remaining life of 3.5 years at December 31, 2021. The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2021 was $1.2 million less than the amortized cost of $100.5 million. Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest. The relatively short weighted average remaining life of our collateralized mortgage obligation portfolio mitigates our potential risk of loss in a rising interest rate environment.

Private-Label Mortgage-backed Securities.  At December 31, 2021, private-label mortgage-backed securities totaled $2.9 million. These securities had a weighted average yield of 2.80% and a weighted average remaining life of 0.8 years at December 31, 2021. The estimated fair value of our private-label mortgage-backed securities portfolio at December 31, 2021 was $30,000 greater than the amortized cost of $2.9 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest. The relatively short weighted average remaining life of our mortgage-backed security portfolio mitigates our potential risk of loss in a rising interest rate environment.

Government Sponsored Enterprise Bonds.  At December 31, 2021, our Government sponsored enterprise bond portfolio totaled $2.4 million, all of which were issued by Federal National Mortgage Association ("Fannie Mae") and were classified as available for sale.  The weighted average yield on these securities was 0.60% and the weighted average remaining average life was 3.7 years at December 31, 2021.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored enterprise bond portfolio at December 31, 2021 was $52,000 less than the amortized cost of $2.5 million.

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our investment policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  We regularly monitor the credit quality of this portfolio.  At December 31, 2021, our municipal obligations portfolio totaled $43.5 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 3.26% at December 31, 2021, with a weighted average remaining life of 3.3 years.  The estimated fair value of our municipal obligations bond portfolio at December 31, 2021 was $1.2 million greater than the amortized cost of $42.3 million.

As of December 31, 2021, the Company identified one municipal security that was deemed to be other-than-temporarily impaired.  The security was issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company’s analysis of the security in this municipality resulted in $77,000 in credit losses that were charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of December 31, 2021, the remaining impaired bond had an amortized cost of $116,000 and a total life-to-date impairment of $94,000.

Other Debt Securities.  As of December 31, 2021, we held other debt securities with a fair value of $11.3 million and amortized cost of $12.5 million.  Other debt securities consists of two corporate bonds. The weighted average yield on this portfolio was 1.77% at December 31, 2021, with a weighted average remaining life of 8.3 years.  We regularly monitor the credit quality of this portfolio. The unrealized losses for the other debt securities is due to the current slope of the yield curve. One security earns a floating rate that is indexed to the 10 year Treasury interest rate which has decreased over the past few years.

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2021 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Securities available for sale:
Mortgage-backed securities	$$1,787	2.36%	$$11,116	2.33%	$$303	4.43%	$$5,927	2.25%	$$19,133	2.34%
Collateralized mortgage obligations
Government sponsored enterprise issued	806	2.73%	95,176	1.54%	4,561	1.32%	-	0.00%	100,543	1.54%
Private-label issued	-	0.00%	2,913	2.80%	-	0.00%	-	0.00%	2,913	2.80%
Government sponsored enterprise bonds	-	0.00%	2,500	0.60%	-	0.00%	-	0.00%	2,500	0.60%
Municipal obligations	10,515	3.06%	24,960	3.47%	1,710	4.08%	5,110	2.39%	42,295	3.26%
Other debt securities	-	0.00%	-	0.00%	12,500	1.77%	-	0.00%	12,500	1.77%
Total securities available for sale	$$13,108	2.94%	$$136,665	1.96%	$$19,074	1.91%	$$11,037	2.32%	$$179,884	2.02%

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

Deposits.  A majority of our depositors are persons or businesses who work, reside, or are located in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. As of December 31, 2021, certificates of deposit comprised 50.8% of total customer deposits, and had a weighted average cost of 0.51% on that date. Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Development of our branch network and expansion of our commercial products and services and aggressively seeking lower cost savings, checking and money market accounts are expected to result in decreased reliance on higher-cost certificates of deposit.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2021 and December 31, 2020, $626.7 million and $701.3 million of our deposit accounts were certificates of deposit, of which $533.0 million and $576.9 million, respectively, had remaining maturities of one year or less.

Deposits increased by $48.5 million, or 4.1%, from December 31, 2020 to December 31, 2021. The increase in deposits was the result of a $123.2 million, or 25.5%, increase in total transaction accounts offset by a $74.7 million, or 10.6% decrease in time deposits.  The Company had no deposits obtained directly from brokers as of December 31, 2021 and December 31, 2020.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At or For the Year Ended December 31,
	2021			2020			2019
		Average	Ending Weighted		Average	Ending Weighted		Average	Ending Weighted
	Average	Cost of	Average	Average	Cost of	Average	Average	Cost of	Average
	Balance	Funds	Yield	Balance	Funds	Yield	Balance	Funds	Yield
	(Dollars in Thousands)
Deposit type:
Demand deposits	$$146,767	0.00%	0.00%	$$116,771	0.00%	0.00%	$$90,497	0.00%	0.00%
NOW accounts	64,653	0.08%	0.08%	47,410	0.08%	0.07%	36,926	0.09%	0.07%
Savings and escrow	69,988	0.04%	0.03%	75,643	0.04%	0.03%	72,872	0.05%	0.04%
Money market	293,942	0.30%	0.27%	189,079	0.64%	0.59%	125,155	0.97%	1.05%
Total transaction accounts	575,350	0.17%	0.15%	428,903	0.30%	0.29%	325,450	0.39%	0.47%

Certificates of deposit	675,495	0.51%	0.38%	733,033	1.71%	0.86%	737,397	2.17%	2.18%
Total deposits	$$1,250,845	0.35%	0.27%	$$1,161,936	1.19%	0.63%	$$1,062,847	1.62%	1.65%

At December 31, 2021 and 2020, the aggregate balance of uninsured deposits of $250,000 or more was $263.3 million and $260.0 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance. The following table sets forth the maturity of uninsured certificates of deposits at December 31, 2021 and 2020.

	At December 31,
	2021	2020
	(In Thousands)
Due in:
Three months or less	$$29,554		$$22,036
Over three months through six months	25,018		28,802
Over six months through 12 months	31,572		32,571
Over 12 months	16,419		19,207
Total	$$102,563	$	$ 102,616

Borrowings.  Our borrowings at December 31, 2021 consisted of $475.0 million in advances from the Federal Home Loan Bank of Chicago and $2.1 million outstanding balance in short-term repurchase agreements used to fund loans held for sale. The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2021	2020	2019
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of year	$$477,127	$$508,074	$$483,562
Weighted average interest rate at the end of year	2.02%	1.95%	2.11%
Average balance outstanding during the year	$$479,262	$$545,741	$$484,801
Weighted average interest rate during the year	2.08%	1.95%	2.12%

Human Capital

As of December 31, 2021, we had 870 full-time equivalent employees.  A total of 184 are WaterStone Bank employees and 686 are employees of Waterstone Mortgage Corporation. We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals. Further, our commitment to a culture of inclusion is integral to our goal of attracting and retaining the best talent and ultimately driving our business performance. Our Diversity and Inclusion strategy includes regular training and development for all employees and partnerships with non-profit organizations that share in our inclusion mission. Our employees participate in a wide array of volunteer activities and we support their charitable giving by matching employee contributions to qualified nonprofit organizations.

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

We are committed and focused on the health and safety of our team members, customers, and communities. In response to the COVID-19 pandemic in March 2020, we pivoted to a remote working environment for those employees that could perform their job remotely as part of our commitment to the safety of our employees and the communities we serve. The COVID-19 pandemic has presented challenges to maintain team member and client safety while continuing to be open for business. Accordingly, we launched a proactive response to the COVID-19 pandemic that included the creation of an internal coronavirus resource page to manage our pandemic response, including providing access to recent safety standards from the Centers for Disease Control and Prevention, the World Health Organization, and other agencies; as well as our workplace guidelines for non-customer and customer environments. In addition, current information is shared through regular emails and other digital communications with our team members. Additional actions included adjusting our lobby usage and encouraging team members to work remotely where possible during the pandemic.  Our banking centers are open for business and we continue to lend to qualified businesses for working capital and general business purposes.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions.  At December 31, 2021, WaterStone Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

In addition, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2021, WaterStone Bank maintained 88.2% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

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

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to total assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At December 31, 2021, WaterStone Bank’s capital to assets ratio, as calculated under Wisconsin law, was 17.08%.

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

Legislation enacted in May required the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion.  Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements.  A qualifying institution may opt in and out of the community bank leverage ratio on its quarterly call report.

The federal regulators issued a final rule that set the optional community bank leverage ratio at 9%, commencing the first quarter of 2020.  The rule also established a two-quarter grace period for a qualifying institution that ceases to meet any qualifying criteria provided that the bank maintains a leverage ratio 8% or greater. WaterStone Bank has not opted into the community bank leverage ratio

Safety and Soundness Standards

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

At December 31, 2021, WaterStone Bank was considered well-capitalized with a common equity Tier 1 ratio of 24.50%, Tier 1 leverage ratio of 16.88%, a Tier 1 risk-based ratio of 24.50% and a total risk based capital ratio of 25.52%.

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

Liquidity and Reserves
Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At December 31, 2021, WaterStone Bank’s Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement.  In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the United States Government, United States Government agencies, or the state of Wisconsin or a subdivision thereof, and cash.  At December 31, 2021, WaterStone Bank was in compliance with this requirement.

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

An exception to the requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank. Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences. Effective April 1, 2006, this program was discontinued for new loan originations. Under the terms of the discontinued program, the employee interest rate is based on the Bank’s cost of funds on December 31st of the immediately preceding year and is adjusted annually. At December 31, 2021, the rate of interest on an employee rate mortgage loan was 1.02%, compared to the weighted average rate of 4.10% on all single family mortgage loans. This rate will decrease to 0.73% effective March 1, 2022. Employee rate mortgage loans totaled $580,000, or 0.3%, of our single family residential mortgage loan portfolio on December 31, 2021.

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

WaterStone Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $24.4 million at December 31, 2021.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At December 31, 2021, WaterStone Bank had $475.0 million in advances from the Federal Home Loan Bank of Chicago.

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

The business activities of savings and loan holding companies are generally limited to those activities permissible for  bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations, unless the holding company has elected “financial holding company” status.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  Waterstone Financial has not elected financial holding company status.  Federal law generally prohibits the acquisition of more than 5% of a class of voting stock of a company engaged in impermissible activities.

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

The Dodd-Frank Act required the Federal Reserve Board to impose upon bank and savings and loan holding companies consolidated regulatory capital requirements that are equally stringent as those applicable to the subsidiary depository institutions.  However, legislation enacted in 2018 required the Federal Reserve Board to raise the asset size threshold of its “small holding company” exception to the applicability of consolidated holding company capital requirements from $1 billion to $3 billion.  Consequently, holding companies with less than $3 billion of consolidated assets, such as Waterstone Financial, are generally not subject to the requirements unless otherwise advised by the Federal Reserve Board.

The Dodd-Frank Act extended the "source of strength" doctrine to savings and loan holding companies. The Federal Reserve Board promulgated regulations implementing the "source of strength" policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a proposed dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a company’s common stock dividend.  The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff, to provide opportunity for supervisory review and possible objection, prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Waterstone Financial to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Holding Company Dividends

Waterstone Financial is not permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established by Waterstone Financial in connection with the conversion.  In addition, Waterstone Financial is subject to relevant state corporate law limitations and federal bank regulatory policy on the payment of dividends.  Maryland law, which is the state of Waterstone Financial’s incorporation, generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Waterstone Financial unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act federal law, means ownership, control of or the power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Waterstone Financial, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2021, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Waterstone Financial is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2021, our total federal pre-base year bad debt reserve was approximately $16.7 million.

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

Item 1A.   Risk Factors

An investment in our securities is subject to risks inherent in our business and the industry in which we operate. Before making an investment decision, you should carefully consider the risks and uncertainties described below and all other information included in this report, as well as other reports we file with the SEC. The risks described below may adversely affect our business, financial condition and operating results. In addition to these risks and the other risks and uncertainties described in Item 1, “Business-Forward Looking Statements” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” there may be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. The value or market price of our securities could decline due to any of these identified or other risks. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are continually evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as described in more detail below.

•
Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused business slowdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we participated in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers to which we would have otherwise extended credit.

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

•
Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices.  Additionally, the productivity and availability of key personnel and other employees necessary to conduct business, and of third-party service providers who perform critical services, or otherwise may cause operational failures due to changes in normal business practices necessitated by or issues with employee retention caused by the pandemic and related governmental actions. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

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

The Federal Reserve Board may require us to commit capital resources to support WaterStone Bank.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Thus, any borrowing or funds needed to raise capital required to make a capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

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

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or regulations, or more stringent interpretations or enforcement policies with respect to existing laws and regulations may increase our exposure to environmental liability, and heightened pressure from investors and other stakeholders may require us to incur additional expenses with respect to environmental matters. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

The foreclosure process may adversely impact our recoveries on non-performing loans

The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize its losses.

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

Competition in the banking and financial services industry is intense.  In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage firms operating locally and elsewhere.  Some of our competitors have greater name recognition and market presence and offer certain services that we do not or cannot provide, all of which benefit them in attracting business.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Competitive factors driven by consumer sentiment or otherwise can also reduce our ability to generate fee income, such as through overdraft fees.

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

We will be required to transition from the use of LIBOR in the future.

We have certain loans indexed to LIBOR to calculate the loan interest rate. The LIBOR index will be discontinued for U.S. Dollar settings effective June 30, 2023. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. Additionally, since alternative rates are calculated differently, the transition may change our market risk profile, requiring changes to risk and pricing models.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

We operate from our corporate center, our 14 full-service banking offices, our drive-through office and 14 automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin. The net book value of our premises, land, equipment and leasehold improvements was $22.3 million at December 31, 2021. The following table sets forth information with respect to our corporate center and our full-service banking offices as of December 31, 2021.

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

In addition to our banking offices, as of December 31, 2021, Waterstone Mortgage Corporation had 11 offices in New Mexico, nine offices in Florida, seven offices in Wisconsin, three offices in each of Arizona, Colorado, Illinois, Oklahoma, and Texas, two offices in each of Idaho, Minnesota, Ohio, and Pennsylvania, and one office in each of Alabama, Arkansas, California, Georgia, Indiana, Iowa, Maryland, Michigan, New Hampshire, and Tennessee.

Item 3.   Legal Proceedings

See Note 14 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to consolidated financial statements for additional information.

Item 4.   Mine Safety Disclosures

Not applicable.

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Our shares of common stock are traded on the NASDAQ Global Select Market® under the symbol WSBF.  The approximate number of shareholders of record of Waterstone common stock as of February 25, 2022 was 1,400.  On that same date there were 24,230,968 shares of common stock issued and outstanding.

Following are the Company's monthly common stock repurchases during the fourth quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
October 1, 2021 - October 31, 2021	89,440	$20.43	89,440	669,943
November 1, 2021 - November 30, 2021	77,797	20.91	77,797	592,146
December 1, 2021 - December 31, 2021	96,474	21.37	96,474	3,449,226

Total	263,711	$20.91	263,711	3,449,226

(a) On December 10, 2021, the Board of Directors announced the termination of the then-existing stock repurchase plan and authorized the repurchase of 3,500,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the SNL Thrift NASDAQ Index and the Russell 2000. The graph assumes $100 was invested on December 31, 2016, in Waterstone Financial, Inc. common stock and each of those indices.

Waterstone Financial, Inc.

Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Waterstone Financial, Inc.	100.00	97.54	101.45	122.15	130.99	162.32
S&P Composite 1500 Thrifts & Mortgage Finance Index	100.00	107.60	87.31	118.66	112.03	138.18
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39

Item 6.   [Reserved]

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Annual Report on Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the year ended December 31, 2021, compared to the year ended December 2020, and the financial condition as of December 31, 2021 compared to the financial condition as of December 31, 2020.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the year ended December 31, 2021, compared the year ended December 31, 2020, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

For a discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2020 Form 10-K, filed with the SEC on March 2, 2021.

Significant Items

Earnings comparisons among the three years ended December 31, 2021 and 2020 were impacted by the Significant Items summarized below. There were no Significant Items during the year ended December 31, 2019.

COVID-19 and the CARES Act

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by the federal government.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act has been to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also included extensive emergency funding for hospitals and providers. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

•
The CARES Act allows for a temporary delay in the adoption of accounting guidance under Accounting Standards Codification Topic 326, “Financial Instruments – Credit Losses (“CECL”) until the earlier of December 31, 2020 or after the end of the COVID-19 national emergency.  During the quarter ended March 31, 2020, pursuant to the recently-enacted CARES Act and guidance from the Securities and Exchange Commission (“SEC”) and Financial Accounting Standards Board (“FASB”), we elected to delay adoption of CECL. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law. Among other provisions, this Act extended the temporary delay on the adoption of CECL until January 1, 2022. The December 31, 2021 and 2020 financial statements include an allowance for loan losses that was prepared under the existing incurred loss methodology.

•
Under the CARES Act, loans less than 30 days past due as of December 31, 2019 and COVID-19 impacted loans which involved principal deferrals or principal and interest deferrals are considered current. A financial institution suspended the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”).  In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our lending clients that are adversely affected by the pandemic.  As of December 31, 2021 and 2020, the Company had modified three loans totaling $405,000 and $1.2 million, respectively, consisting of principal deferrals or principal and interest deferrals.  In accordance with the CARES Act issued in April 2020 and the Consolidated Appropriations Act, 2021 signed in December 2020, these short-term deferrals are not considered troubled debt restructurings.

•
The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program call the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, we were automatically authorized to originate PPP loans.  The Company participated in assisting our customers with applications for resources through the program.  PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP.  During the year ended December 31, 2021, the Company recognized $1.2 million in fees received from the SBA. During the year ended December 31, 2020, the Company originated a total of $30.1 million in PPP loans for customers and recognized $480,000 in fees received from the SBA. As of December 31, 2021 and 2020, we have PPP loans outstanding totaling $1.8 million and $18.1 million, respectively.

Capital and liquidity

As of December 31, 2021, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

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

Recent Accounting Pronouncements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale (AFS) debt securities should be recorded through an allowance for credit losses rather than a write-down.

Based on our current analysis, we estimate that the impact of the standard on the allowance for credit losses ("ACL") as of December 31, 2021, would have been within a range of no change to a 10% increase and is in the process of finalizing the review of the most recent model run and the related underlying assumptions. Within the ACL calculation, we generally expect the ACL to be lower for commercial loans as they are shorter duration loans compared to the longer duration residential and real estate loans. We expect the standard may potentially have a material impact on the financial statements and we expect more volatility in the credit loss estimate over economic cycles. The ACL related to AFS securities is immaterial as the portfolio consists entirely of municipal securities with low expected losses. This estimate is subject to change based on continuing review of the models, assumptions, methodologies and judgments. Going forward, the quarterly evaluation of the allowance for loan losses will likely introduce additional volatility to earnings from changes in economic conditions and forecasts, as well as changes in the underlying loan portfolio.

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

	At or for the Year Ended December 31,
	2021	2020	2019	2018	2017
	(In Thousands, except per share amounts)

Selected Financial Condition Data:
Total assets	$$2,215,858	$$2,184,587	$$1,996,347	$$1,915,381	$$1,806,401
Cash and cash equivalents	376,722	94,767	74,300	86,101	48,607
Securities available for sale	179,016	159,619	178,476	185,720	199,707
Loans held for sale	312,738	402,003	220,123	141,616	149,896
Loans receivable	1,205,785	1,375,137	1,388,031	1,379,148	1,291,814
Allowance for loan losses	15,778	18,823	12,387	13,249	14,077
Loans receivable, net	1,190,007	1,356,314	1,375,644	1,365,899	1,277,737
Real estate owned, net	148	322	748	2,152	4,558
Deposits	1,233,386	1,184,870	1,067,776	1,038,495	967,380
Borrowings	477,127	508,074	483,562	435,046	386,285
Total shareholders' equity	432,773	413,118	393,686	399,679	412,104

Selected Operating Data:
Interest income	$$69,883	$$78,484	$$79,741	$$73,700	$$67,095
Interest expense	14,368	24,984	27,544	19,523	16,362
Net interest income	55,515	53,500	52,197	54,177	50,733
Provision for loan losses	(3,990)	6,340	(900)	(1,060)	(1,166)
Net interest income after provision for loan losses	59,505	47,160	53,097	55,237	51,899
Noninterest income	203,195	244,017	130,750	118,199	124,413
Noninterest expense	170,594	183,061	136,273	133,156	131,879
Income before income taxes	92,106	108,116	47,574	40,280	44,433
Provision for income taxes	21,315	26,971	11,671	9,526	18,469

Net income	$$70,791	$$81,145	$$35,903	$$30,754	$$25,964

Per common share:
Income per share - basic	$$2.98	$$3.32	$$1.38	$$1.12	$$0.95
Income per share - diluted	$$2.96	$$3.30	$$1.37	$$1.11	$$0.93
Book value	$$17.45	$$16.47	$$14.50	$$14.04	$$13.97
Dividends declared	$$1.80	$$1.36	$$0.98	$$0.98	$$0.98

	At or for the Year Ended December 31,
	2021	2020	2019	2018	2017
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	3.20%	3.77%	1.82%	1.64%	1.43%
Return on average equity	16.38	20.18	9.14	7.60	6.32
Interest rate spread (1)	2.47	2.34	2.44	2.75	2.69
Net interest margin (2)	2.68	2.67	2.83	3.09	3.00
Noninterest expense to average assets	7.71	8.50	6.91	7.12	7.29
Efficiency ratio (3)	65.94	61.53	74.49	77.25	75.30
Average interest-earning assets to average interest-bearing liabilities	130.76	126.07	126.40	130.14	131.86
Dividend payout ratio (4)	43.62	38.55	71.01	87.50	103.16

Capital Ratios:
Waterstone Financial, Inc.:
Equity to total assets at end of period	19.53%	18.91%	19.72%	20.87%	22.81%
Average equity to average assets	19.53	18.68	19.91	21.63	22.70
Total capital to risk-weighted assets	29.01	24.80	26.17	28.22	30.75
Tier 1 capital to risk-weighted assets	27.99	23.71	25.37	27.32	29.74
Common equity tier 1 capital to risk-weighted assets	27.99	23.71	25.37	27.32	29.74
Tier 1 capital to average assets	19.29	18.38	19.69	21.06	22.43
WaterStone Bank:
Total capital to risk-weighted assets	25.52	22.52	22.85	26.95	28.93
Tier I capital to risk-weighted assets	24.50	21.44	22.05	26.05	27.92
Common equity tier 1 capital to risk-weighted assets	24.50	21.44	22.05	26.05	27.92
Tier I capital to average assets	16.88	16.61	17.11	20.08	21.10

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.31%	1.37%	0.89%	0.96%	1.09%
Allowance for loan losses as a percent of non-performing loans	283.06	338.54	176.33	202.12	231.99
Net (recoveries) charge-offs to average outstanding loans during the period	(0.07)	(0.01)	0.00	(0.02)	0.06
Non-accrual or performing loans as a percent of total loans	0.46	0.40	0.51	0.48	0.47
Non-performing assets as a percent of total assets	0.26	0.27	0.39	0.45	0.59

Other Data:
Number of full-service banking offices	14	14	13	11	11
Number of full-time equivalent employees	870	812	824	888	927

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

Comparison of Consolidated Waterstone Financial, Inc. Financial Condition at December 31, 2021 and at December 31, 2020

Total Assets.  Total assets increased by $31.3 million, or 1.4%, to $2.22 billion at December 31, 2021 from $2.18 billion at December 31, 2020.  The increase in total assets primarily reflects an increase in cash and cash equivalents and securities available for sale, partially offset by a decrease in loans receivable and loans held for sale. The total assets increase reflects liability increases in deposits and retained earnings, due to net income.

Cash and Cash Equivalents.  Cash and cash equivalents increased $282.0 million to $376.7 million at December 31, 2021 from $94.8 million at December 31, 2020.   The increase in cash and cash equivalents primarily reflects the additional source of funds through an increase in deposits, as well as paydowns of loans receivable and loans held for sale. Offsetting the increases, cash and cash equivalents decreased primarily due to the use of cash to pay dividends and repurchase shares since December 31, 2020.

Securities Available for Sale. Securities available for sale increased by $19.4 million to $179.0 million at December 31, 2021 from $159.6 million at December 31, 2020.  The increase was primarily due to purchases of mortgage-related securities exceeding security paydowns for the year and maturities of debt securities.

Loans Held for Sale.  Loans held for sale decreased $89.3 million, or 22.2%, to $312.7 million at December 31, 2021 from $402.0 million at December 31, 2020 due to the decrease of refinancing activity resulting from the increase in mortgage rates.

Loans Receivable.  Loans receivable held for investment decreased $169.4 million, or 12.3%, to $1.21 billion at December 31, 2021 from $1.38 billion at December, 31, 2020. The decrease in total loans receivable was attributable to decreases in each of the one- to four-family, multi-family, home equity, commercial, and consumer loan categories.

Allowance for Loan Losses.  The allowance for loan losses decreased $3.0 million to $15.8 million at December 31, 2021 from $18.8 million at December 31, 2020.  The overall decrease was primarily related to each of the one- to four-family, multi-family, home equity, construction and land, commercial real estate, consumer, and commercial categories.  See Note 3 for further discussion on the allowance for loan losses.

Real Estate Owned.  Total real estate owned decreased $174,000 to $148,000 at December 31, 2021, compared to $322,000 at December 31, 2020.  During the year ended December 31, 2021, no loans were transferred from loans receivable to real estate owned upon completion of foreclosure.  During the same period, sales of real estate owned totaled $172,000. There was $2,000 in other activity applied to the balance and no writedowns during the year ended December 31, 2021.

Prepaid Expenses and Other Assets.  Total prepaid expenses and other assets decreased $12.4 million to $45.1 million at December 31, 2021 from $57.5 million at December 31, 2020. The decrease was primarily due to the sale of mortgage servicing rights along with decreases in derivative assets and unrealized gain on loan swaps offset by an increase in funding receivable on loans sold.

Deposits.  Deposits increased by $48.5 million to $1.23 billion at December 31, 2021, from $1.18 billion at December 31, 2020. The increase was driven by an increase of $97.0 million in money market and savings deposits and $26.2 million in demand deposits offset by a decrease of $74.7 million in time deposits.

Borrowings.  Total borrowings decreased $30.9 million to $477.1 million at December 31, 2021, from $508.1 million at December 31, 2020.  The community banking segment paid off $24.0 million in short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment decreased a total of $6.9 million to $2.1 million at December 31, 2021 from $9.0 million at December 31, 2020.

Other Liabilities.  Other liabilities decreased $6.5 million to $68.5 million at December 31, 2021 compared to $75.0 million at December 31, 2020. Other liabilities decreased primarily due to liabilities resulting from payables due on back-to-back swaps, payment of a legal settlement, accrued compensation, tax escrow checks clearing, and forward commitments to sell loans at the mortgage banking segment offset by an increase in dividends payable as a special dividend was declared in December 2021.

Shareholders’ Equity.  Shareholders’ equity increased by $19.7 million, or 4.8%, to $432.8 million at December 31, 2021 from $413.1 million at December 31, 2020. Shareholders' equity increased primarily due to net income, and additional paid-in capital as stock options were exercised and equity awards vested.  Partially offsetting the increases, there were decreases due to the declaration of regular and special dividends and the repurchase of stock.

Comparison of Community Banking Segment Operations for the Years Ended December 31, 2021 and 2020

Net income from our community banking segment for the year ended December 31, 2021 totaled $28.3 million compared to $21.2 million for the year ended December 31, 2020.  Net interest income increased $1.4 million to $56.1 million for the year ended December 31, 2021 compared to $54.6 million for the year ended December 31, 2020. Net interest income increased primarily due to a decrease in interest expense as interest on time deposits decreased as replacement rates were lower.  Partially offsetting the decrease in interest expense, interest income decreased primarily due to decreases in loan interest and mortgage-related securities interest as replacement rates were lower.

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act, as amended. The Company calculated the current year allowance using the incurred loss model. There was a negative provision for loan losses of $4.1 million for the year ended December 31, 2021 compared to a $6.1 million provision for loan losses for the year ended December 31, 2020. During the year ended December 31, 2021, we made adjustments to our qualitative factors, primarily to account for the improvement in certain economic factors along with a decrease in loan balance. Additionally, we recorded net recoveries of $945,000 during the year ended December 31, 2021.

Noninterest income decreased $2.7 million for the year ended December 31, 2021 due primarily to a decrease in loan fees due to fees earned on loan swap originations in 2020. Noninterest income also decreased as we recognized gains from death benefit received on two bank owned life insurance policies during the year ended December 31, 2020.

Compensation, payroll taxes, and other employee benefits expense increased $61,000 to $20.3 million primarily due to an increase in employee stock ownership plan expenses offset by a decrease in salaries. Data processing expense decreased $245,000 due to the implementation of a new digital banking platform in 2020. Other noninterest expense decreased $533,000 as certain loan-related expenses decreased offset by a decrease of credits received for FDIC premiums in 2020 but not in 2021.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2021 and 2020

Net income totaled $42.5 million for the year ended December 31, 2021 compared to $59.9 million for the year ended December 31, 2020. We originated $4.23 billion in mortgage loans held for sale (including sales to the community banking segment) during the year ended December 31, 2021, which represents a decrease of $201.7 million, or 4.6%, from the $4.43 billion originated during the year ended December 31, 2020. The decrease in loan production volume was driven by a $433.6 million, or 25.2%, decrease in refinance products driven by an increase in fixed mortgage rates. Mortgage purchase products increased $231.9 million, or 8.6% due to an increased housing demand. Total mortgage banking noninterest income decreased $39.1 million, or 16.5%, to $197.6 million during the year ended December 31, 2021 compared to $236.7 million during the year ended December 31, 2020.  The decrease in mortgage banking noninterest income was related to an 11.6% decrease in gross margin on loans originated and by a 4.6% decrease in loan production volume for the year ended December 31, 2021 compared to the 2020 period.  Gross margin on loans originated  is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The decrease in gross margin on loans originated and sold reflects pricing competition in the industry to gain market share.  We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan. Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity increased to 69.5% from 61.1% of total originations for the year ended December 31, 2021 and 2020, respectively, as refinance demand decelerated due to an increase in interest rates over the past year. The mix of loan type trended towards more conventional loans and less governmental loans; with conventional loans and governmental loans comprising 76.6% and 23.4%, respectively of all loan originations, respectively, during the year ended December 31, 2021, compared to 75.8% and 24.2% of all originations, respectively, during the year ended December 31, 2020.

During the year ended December 31, 2021, the Company sold mortgage servicing rights related to $1.24 billion in loans serviced for third parties. The sale generated $12.4 million in net proceeds and a $4.0 million gain. During the year ended December 31, 2020, mortgage servicing rights related to $975.9 million in loans receivable with a book value of $6.4 million were sold at a gain of $600,000.

Total compensation, payroll taxes and other employee benefits decreased $4.2 million, or 3.5%, to $115.3 million for the year ended December 31, 2021 compared to $119.4 million for the year ended December 31, 2020. The decrease primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased. Professional fees decreased primarily due to a $4.25 million legal settlement in 2020 (see further discussion in Note 14 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to consolidated financial statements for additional information) along with ongoing litigation costs related to the 2020 settlement.  Additionally, the Company received a legal settlement in 2021 offsetting legal expenses.  Other noninterest expense decreased primarily due to decreased provision for loan sale losses as there was additional uncertainity in the prior year regarding selling loans to third party investors from COVID-19 pandemic challenges.  Offsetting the decreases, the amortization of mortgage servicing rights increased as the value of the servicing portfolio has increased in 2021 compared to 2020.

Waterstone Mortgage Corporation originates loans in various states. The states where we originate greater than 10% of total activity are Florida and New Mexico.

Comparison of Consolidated Waterstone Financial, Inc. Results of Operations for the Years Ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020
	(Dollars in Thousands, except per share amounts)

Net income	$70,791	$81,145
Earnings per share - basic	2.98	3.32
Earnings per share - diluted	2.96	3.30
Return on average assets	3.20%	3.77%
Return on average equity	16.38%	20.18%

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

	Years Ended December 31,
	2021			2020			2019
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable and held for sale (1)	$$1,600,115	64,366	4.02%	$$1,716,341	72,633	4.23%	$$1,546,249	72,235	4.67%
Mortgage related securities (2)	103,324	1,954	1.89%	101,345	2,488	2.45%	113,659	2,978	2.62%
Debt securities, federal funds sold and short-term investments (2)(3)	366,949	3,827	1.04%	187,910	3,644	1.94%	181,897	4,826	2.65%
Total interest-earning assets	2,070,388	70,147	3.39%	2,005,596	78,765	3.93%	1,841,805	80,039	4.35%
Noninterest-earning assets	142,040			147,697			131,168
Total assets	$$2,212,428			$$2,153,293			$$1,972,973
Interest-bearing liabilities:
Demand accounts	$$64,653	50	0.08%	$$47,410	38	0.08%	$$36,926	33	0.09%
Money market, savings, and escrow accounts	363,930	904	0.25%	264,722	1,768	0.67%	198,027	1,247	0.63%
Time deposits	675,495	3,466	0.51%	733,033	12,559	1.71%	737,397	15,998	2.17%
Total interest-bearing deposits	1,104,078	4,420	0.40%	1,045,165	14,365	1.37%	972,350	17,278	1.78%
Borrowings	479,262	9,948	2.08%	545,741	10,619	1.95%	484,801	10,266	2.12%
Total interest-bearing liabilities	1,583,340	14,368	0.91%	1,590,906	24,984	1.57%	1,457,151	27,544	1.89%

Noninterest-bearing liabilities
Non-interest bearing deposits	146,767			116,771			90,497
Other non-interest bearing liabilities	50,140			43,460			32,594
Total non-interest bearing liabilities	196,907			160,231			123,091
Total liabilities	1,780,247			1,751,137			1,580,242
Equity	432,181			402,156			392,731
Total liabilities and equity	$$2,212,428			$$2,153,293			$$1,972,973
Net interest income / Net interest rate spread (4)		55,779	2.48%		53,781	2.36%		52,495	2.46%
Less: taxable equivalent adjustment		264	0.01%		281	0.02%		298	0.02%
Net interest income / Net interest rate spread, as reported		55,515	2.47%		53,500	2.34%		52,197	2.44%
Net interest-earning assets (5)	$$487,048			$$414,690			$$384,654
Net interest margin (6)			2.68%			2.67%			2.83%
Tax equivalent effect			0.01%			0.01%			0.02%
Net interest margin on a fully tax equivalent basis			2.69%			2.68%			2.85%
Average interest-earning assets to average interest-bearing liabilities	130.76%			126.07%			126.40%

(1)    Includes net deferred loan fee amortization income of $2.1 million, $1.7 million and $672,000 for the years ended December 31, 2021, 2020, and 2019, respectively.
(2)    Includes available for sale securities.
(3)    Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the years ended December 31, 2021, 2020, and 2019.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 0.97%,1.79%, and 2.49% for the years ended
      December 31, 2021, 2020, and 2019, respectively.
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

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments for either of the years ending December 31, 2021 or 2020.

	Years Ended December 31,						Years Ended December 31,
	2021 versus 2020						2020 versus 2019
	Increase (Decrease) due to						Increase (Decrease) due to
	Volume		Rate		Net		Volume	Rate		Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale(1) (2)	$	($(3,968))	$	($(4,299))	$	($(8,267))	$$7,543	$	($(7,145))	$$398
Mortgage related securities(3)		47		(581)		(534)	(258)		(232)	(490)
Other interest-earning assets(3) (4)		2,398		(2,215)		183	154		(1,336)	(1,182)
Total interest-earning assets		(1,523)		(7,095)		(8,618)	7,439		(8,713)	(1,274)

Interest expense:
Demand accounts		12		-		12	9		(4)	5
Money market, savings, and escrow accounts		1,285		(2,149)		(864)	439		82	521
Time deposits		(915)		(8,178)		(9,093)	(94)		(3,345)	(3,439)
Total interest-bearing deposits		382		(10,327)		(9,945)	354		(3,267)	(2,913)
Borrowings		(1,481)		810		(671)	975		(622)	353

Total interest-bearing liabilities		(1,099)		(9,517)		(10,616)	1,329		(3,889)	(2,560)
Net change in net interest income	$	($(424))		$$2,422		$$1,998	$$6,110	$	($(4,824))	$$1,286

(1)	Includes net deferred loan fee amortization income of $2.1 million, $1.7 million and $672,000 for the years ended December 31, 2021, 2020, and 2019, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities.
(4)       Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the years ended December 31, 2021, 2020, and 2019.

Net Interest Income

Net interest income increased $2.0 million, or 3.8%, to $55.5 million during the year ended December 31, 2021 compared to $53.5 million during the year ended December 31, 2020.

•
Interest income on loans decreased $8.3 million due primarily to a 21 basis point decrease in average yield on loans as LIBOR and U.S. Treasury rates continued to decrease and a $116.2 million, or 6.8%, decrease in average loans as payoffs continue to outpace originations. The decrease in average loan balance was driven by a decrease of $129.2 million, or 9.2%, in the average balance of loans held in portfolio offset by a $13.0 million, or 4.3%, increase in the average balance of loans held for sale. The yield on average loans decreased 21 basis points to 4.02% from 4.23%.

•
Interest income from mortgage related securities decreased $534,000 primarily as the yield decreased 56 basis points. Partially offsetting the decrease from yield, the average balance increased $2.0 million.

•
Interest income from other interest-earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $200,000 due to a $179.0 million increase in average balance of other interest-earning assets. The increase in average cash balances resulted fron the growth in average deposits along with paydowns decreasing average loans. Offsetting the increase in average balance, the yield decreased 82 basis points as higher rate securities matured and were placed in cash.

•
Interest expense on time deposits decreased $9.1 million, or 72.4%, primarily due to a 120 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $57.5 million compared to the prior year period.

•
Interest expense on money market, savings, and escrow accounts decreased $864,000, or 48.9%, due primarily to a 42 basis point decrease in average cost of money market, savings, and escrow accounts offset by an increase in average balance of $99.2 million. Money market accounts have been a focus over the year and the Company has aggressively marketed new customers through various new offerings and new branches that opened within the past 12 months.

•
Interest expense on borrowings decreased $671,000, or 6.3%, due to a decrease of $66.5 million to $479.3 million in average borrowing volume during the year ended December 31, 2021. The decrease was primarily due to additional short-term funding needed in 2020. Offsetting the decrease in volume, the average cost of borrowings increased 13 basis points to 2.08% during the year ended December 31, 2021, compared to 1.95% during the year ended December 31, 2020 as the lower rate short-term FHLB borrowings utilized during 2020 were not necessary during 2021 due to our excess liquidity position.

Provision for Loan Losses

The Company delayed adoption of ASC Topic 326 as permited under the CARES Act and subsequently under the Consolidated Appropriations Act. The Company calculated the current year allowance using the incurred loss model. The negative provision for loan losses was $4.0 million for the year ended December 31, 2021 compared to a provision for loan losses of $6.3 million for the year ended December 31, 2020.  During the year ended December 31, 2021, we made adjustments to our qualitative factors, primarily to account for the improvement in certain economic factors along with a decrease in loan balance. We had a negative provision for loan losses of $4.1 million at the community banking segment and $110,000 in provision for loan losses for the mortgage banking segment. Net recoveries were $945,000 for the year ended December 31, 2021 as loans with prior charge-offs paid in full.

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

Noninterest Income
	Years Ended December 31,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$3,325	$4,462	$(1,137)	(25.5%)
Increase in cash surrender value of life insurance	1,615	1,905	(290)	(15.2%)
Mortgage banking income	191,035	233,245	(42,210)	(18.1%)
Other	7,220	4,405	2,815	63.9%
Total noninterest income	$203,195	$244,017	$(40,822)	(16.7%)

Total noninterest income decreased $40.8 million, or 16.7%, to $203.2 million during the year ended December 31, 2021 compared to $244.0 million during the year ended December 31, 2020. The decrease resulted primarily from a decrease in mortgage banking income along with decreases in service charges on loans and deposits and increase in cash surrender value of life insurance.

•
The decrease in mortgage banking income was primarily the result of a decrease in gross margin on loans originated and sold as well as a decrease in loan origination volume. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $133.9 million, or 3.1%, to $4.20 billion during the year ended December 31, 2021 compared to $4.33 billion during the year ended December 31, 2020.  Gross margin on loans originated and sold decreased 11.6% at the mortgage banking segment. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Results of Operations for the Year December 31, 2021 and 2020" above, for additional discussion of the increase in mortgage banking income.

•	Service charges on loans and deposits decreased primarily due to fees earned on loan swap originations in 2020 compared to none in 2021.
•	The decrease in cash surrender value of life insurance was due primarily to a lower average balance as death benefits were received on two policies during the year ended December 31, 2020.
•
The increase in other noninterest income was due primarily to increases in gain on sale of mortgage servicing rights. During the year ended December 31, 2021, the Company sold mortgage servicing rights related to $1.24 billion in loans serviced for third parties. The sale generated $12.4 million in net proceeds and a $4.0 million gain. During the year ended December 31, 2020, mortgage servicing rights related to $975.9 million in loans receivable with a book value of $6.4 million were sold at a gain of $600,000. Offsetting the increases, other income decreased primarily from a decrease in gains from death benefits received on two bank owned life insurance policies that occured during the year ended December 31, 2020.

Noninterest Expenses

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$135,115	$139,046	$(3,931)	(2.8%)
Occupancy, office furniture and equipment	9,612	10,223	(611)	(6.0%)
Advertising	3,528	3,691	(163)	(4.4%)
Data processing	3,950	3,941	9	0.2%
Communications	1,309	1,329	(20)	(1.5%)
Professional fees	1,275	8,118	(6,843)	(84.3%)
Real estate owned	3	(8)	11	(137.5%)
Loan processing expense	4,610	4,646	(36)	(0.8%)
Other	11,192	12,075	(883)	(7.3%)
Total noninterest expenses	$170,594	$183,061	$(12,467)	(6.8%)

Total noninterest expenses decreased $12.5 million, or 6.8%, to $170.6 million during the year ended December 31, 2021 compared to $183.1 million during the year ended December 31, 2020.

•
Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment decreased $4.2 million, or 3.5%, to $115.3 million for the year ended December 31, 2021. The decrease primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased.

•
Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $61,000, or 0.3%, to $20.3 million during the year ended December 31, 2021. The increase was primarily due to an increase in employee stock ownership plan expenses offset by a decrease in salaries.

•
Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $704,000 to $5.8 million during the year ended December 31, 2021 compared to the prior year resulting from lower rent and depreciation expense.

•
Occupancy, office furniture and equipment expense at the community banking segment increased $93,000 to $3.8 million during the year ended December 31, 2021 compared to the prior year. The increase was due primarily to snow plowing and computer supplies expenses.

•	Advertising expense decreased $102,000 at the mortgage banking segment and $61,000 at the community banking segment as both segments were less promotional in 2021.
•
Professional fees expense decreased $6.8 million to $1.3 million primarily as a result of a decrease in legal fees at the mortgage banking segment primarily related to receiving a legal settlement in 2021 and lower litigation costs compared to the prior year as the Herrington settlement was resolved in 2020 (see further discussion in Note 14 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to consolidated financial statements for additional information) and ongoing litigation costs.

•
Other noninterest expense decreased $883,000 for the year ended December 31, 2021 due to decreases at the mortgage banking  and community banking segments.  The decrease at the mortgage banking segment was primarily due to decreased provision for loan sale losses as there was additional uncertainity in the prior year regarding selling loans to third party investors from COVID-19 pandemic challenges. Offsetting these decreases, amortization expense of mortgage servicing rights increased as the value of the servicing portfolio has increased in 2021 compared to 2020. Other noninterest expenses decreased at the community banking segment due primarily to a decrease in certain loan-related expenses offset by a decrease of credits received for FDIC premiums in 2020 but not in 2021.

Income Taxes

Income tax expense decreased $5.7 million to $21.3 million during the year ended December 31, 2021, compared to $27.0 million during the year ended December 31, 2020 as pretax income decreased $16.0 million.  Income tax expense was recognized during the year ended December 31, 2021 at an effective rate of 23.1% compared to an effective rate of 24.9% during the year ended December 31, 2020. During the year ended December 31, 2021, the Company recorded a $949,000 return to provision income tax adjustment to reflect actual state tax apportionment based on the final 2020 tax returns. There was no return to provision adjustment during the year ended December 31, 2020.  The Company recognized a benefit of $354,000 related to the proceeds received on the bank owned life insurance death benefit during the year ended December 31, 2020.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the WDFI, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. The Bank’s primary and total regulatory liquidity at December 31, 2021 were 33.1% and 46.5%, respectively.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2021 and 2020, $376.7 million and $94.8 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLB.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2021, and 2020, we originated on a consolidated basis $4.20 billion and $4.33 billion in loans for sale and sold loans on a consolidated basis of $4.48 billion and $4.40 billion. During the year ended December 31, 2021, loan repayments net of loan originations resulted in a positive cash flows of $170.3 million and $12.4 million, respectively. Cash received from the principal repayments of debt and mortgage related securities and maturity and calls of debt securities totaled $49.5 million and $50.5 million for the years ended December 31, 2021 and 2020, respectively. We purchased $73.7 million and $29.5 million in debt securities and mortgage related securities classified as available for sale during the years ended December 31, 2021 and 2020, respectively. The net increases in deposits were $48.5 million and $117.1 million for the years ending December 31, 2021 and 2020. We received a $9.6 million death benefit on a bank owned life insurance policy in 2020. There was a net decrease in borrowings of $30.9 million for the year ended December 31, 2021. There was a net increase in borrowings of $24.5 million for the year ended December 31, 2020.  During the years ended December 31, 2021 and 2020, we repurchased common stock of $10.2 million and $36.2 million, respectively.  During the years ended December 31, 2021 and 2020, we paid cash dividends on common stock of $30.4 million and $31.5 million, respectively.

Deposits increased by $48.5 million from December 31, 2020 to December 31, 2021. The increase was driven by an increase of $97.0 million in money market and savings deposits and $26.2 million in demand deposits offset by a decrease of $74.7 million in time deposits. Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At December 31, 2021, we had $5.0 million in short term advances from the FHLB. At December 31, 2021, we had $470.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, and 2029.   The 2027 advance has a contractual maturity date in December 2027. There are eight advances that have contractual maturities in 2028. Two of the 2028 advance maturities have quarterly call options which began in June 2020 and September 2020. There are four advances with contractual maturities in 2029. Three advances have quarterly call options currently available and the other advance has an option beginning in May 2022. As an additional source of funds, the mortgage banking segment has a repurchase agreement. At December 31, 2021, we had $2.1 million outstanding under the repurchase agreement with a total outstanding commitment of $75.0 million.

At December 31, 2021, we had outstanding commitments to originate loans receivable of $48.6 million.  In addition, at December 31, 2021, we had unfunded commitments under construction loans of $50.3 million, unfunded commitments under business lines of credit of $17.9 million and unfunded commitments under home equity lines of credit and standby letters of credit of $13.4 million. At December 31, 2021, certificates of deposit scheduled to mature in less than one year totaled $533.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, Federal Reserve Discount Window or brokered deposits to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Capital
Shareholders’ equity increased by $19.7 million, or 4.8%, to $432.8 million at December 31, 2021 from $413.1 million at December 31, 2020. Shareholders' equity increased primarily due to net income, and additional paid-in capital as stock options were exercised and equity awards vested.  Partially offsetting the increases, there were decreases due to the declaration of regular and special dividends and the repurchase of stock.

The Company's Board of Directors authorized a stock repurchase program in the fourth quarter of 2021. As of December 31, 2021, the Company had repurchased 11.2 million shares at an average price of $14.66 under previously approved stock repurchase plans.

Waterstone Financial, Inc. and WaterStone Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2021, Waterstone Financial, Inc. and WaterStone Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Capital Requirements” and Note 9 - Regulatory Capital of the notes to the consolidated financial statements.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2021 and the respective maturity dates.

Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five	Over Five
	Total	Less	Three Years	Years	Years
	(In Thousands)
Deposits without a stated maturity (1)	$$606,723	$$606,723	$ $-	$ $-	$ $-
Time deposit (1)	626,663	533,010	91,672	1,981	-
Repurchase agreements (1)	2,127	2,127	-	-	-
Federal Home Loan Bank advances (2)	475,000	5,000	-	-	470,000
Operating leases (3)	8,819	2,894	3,559	1,470	896
Total Contractual Obligations	$$1,719,332	$$1,149,754	$$95,231	$$3,451	$$470,896
_______________
(1)  Excludes interest.
(2)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest that will accrue on the advances.  See call provisions in Note 8 - Borrowings.
(3)  Represents non-cancellable operating leases for offices and equipment.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments(1)	$$48,626	$$48,626	$ $-	$ $-	$ $-
Unused portion of home equity lines of credit(2)	11,990	11,990	-	-	-
Unused portion of construction loans(3)	50,303	50,303	-	-	-
Unused portion of business lines of credit	17,916	17,916	-	-	-
Standby letters of credit	1,379	1,379	-	-	-
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

Impact of Inflation and Changing Prices

The financial statements and accompanying notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

Quarterly Financial Information

The following table sets forth certain quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2021
Interest income	$$17,969	$$17,824	$$17,506		$$16,584
Interest expense	4,017	3,547	3,392		3,412
Net interest income	13,952	14,277	14,114		13,172
Provision for loan losses	(1,070)	(750)	(700)		(1,470)
Net interest income after provision for loan losses	15,022	15,027	14,814		14,642
Total noninterest income	56,199	52,044	52,936		42,016
Total noninterest expense	43,000	43,297	43,323		40,974
Income before income taxes	28,221	23,774	24,427		15,684
Income taxes	6,877	5,880	5,427		3,131
Net income	$$21,344	$$17,894	$$19,000		$$12,553
Income per share – basic	$$0.90	$$0.75	$$0.80	$	$ 0.53
Income per share - diluted	$$0.89	$$0.74	$$0.79		$$0.53

2020
Interest income	$$19,452	$$19,861	$$19,544		$$19,627
Interest expense	6,926	6,612	6,135		5,311
Net interest income	12,526	13,249	13,409		14,316
Provision (credit) for loan losses	785	4,500	1,025		30
Net interest income after provision for loan losses	11,741	8,749	12,384		14,286
Total noninterest income	31,464	66,904	75,763		69,886
Total noninterest expense	35,208	47,689	53,001		47,163
Income before income taxes	7,997	27,964	35,146		37,009
Income taxes	1,928	7,016	8,853		9,174
Net income	$$6,069	$$20,948	$$26,293		$$27,835
Income per share – basic	$$0.24	$$0.86	$$1.08		$$1.17
Income per share - diluted	$$0.24	$$0.85	$$1.08		$$1.17

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2021 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of December 31, 2021
Dollar Change	$$12,842	$10,364	$6,009	$(3,165)
Percentage Change	26.01%	20.99	12.17	(6.41)

At December 31, 2021, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 12.17% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 6.41%.

Item 8.  Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Waterstone Financial, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of; our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
CliftonLarsonAllen LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report dated Feruary 28, 2022.

/s/ Douglas S. Gordan	/s/ Mark R. Gerke
Douglas S. Gordon	Mark R. Gerke
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Waterstone Financial, Inc.
Wauwatosa, Wisconsin

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statement of financial condition of Waterstone Financial, Inc. and Subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework, issued by COSO in 2013.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation allowance for probable incurred losses in its loan portfolio to the extent they are reasonable to estimate. The allowance for loan losses was $15.8 million at December 31, 2021, which consists of two components (i) specific reserves based on probable losses on specific loans (specific reserves), none in the current year, and (ii) a general allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company (general reserves), representing $15.8 million. The general reserve component of the allowance for loan losses is based on a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include various considerations regarding the general economic environment in the Company’s market area. The qualitative adjustment for the general reserve includes management’s consideration of levels of and trends in delinquencies and impaired loans, trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

The qualitative adjustment contributes significantly to the general reserve component of the allowance for loan losses. Management’s identification and analysis of these considerations and related adjustments requires significant judgment and could have a significant effect on the allowance for loan losses. We identified the estimate of the qualitative adjustment of the general reserve for the allowance for loan losses as a critical audit matter as they represent a significant portion of the total general reserve and because management’s estimate relies on a qualitative analysis to determine a quantitative adjustment which required especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included performing substantive testing, including evaluating management’s judgments and assumptions for developing the general reserve qualitative adjustments for the allowance for loan losses, which consisted of the following:
•
Evaluating the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative general reserve factors and considering whether the sources of data and factors that management used in forming the assumptions are relevant, reliable, and sufficient for the purpose based on the information gathered.

•
Evaluating the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of the general reserve qualitative adjustments for consistency with each other, the supporting data, relevant historical data, and industry data.

•
Assessing whether historical data is comparable and consistent with data of the current year and considering whether the data is sufficiently reliable. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently period to period.

•	Analytically evaluating the qualitative adjustment in the current year compared to prior years for directional consistency and reasonableness.
•	Testing the calculations used by management to translate the assumptions and key factors into the allowance estimated amount.

/s/ CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

We have served as the Company’s auditor since 2021.

Milwaukee, Wisconsin
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Waterstone Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and Subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses - Adjustments to historical loss ratios

As described in Notes 1 and 3 to the financial statements, the Company’s allowance for loan losses totaled $18,823,000, which consists of a reserve on loans collectively evaluated for impairment (“general reserve”) of $18,800,000 and a reserve on loans individually evaluated for impairment (“specific reserve”) of $23,000 at December 31, 2020. Management’s estimate of the allowance for loan losses is based on its assessment of probable loan losses inherent in the Company’s loan portfolio at December 31, 2020. The Company’s general reserve is estimated by applying historical loss ratios, adjusted for risk components not reflected in the historical loss experience, to the balance of the non-impaired loan portfolio. Historical loss ratios are calculated for each loan category based on historical losses experienced by the Company. Adjustments to historical loss ratios are made for differences in various risk components including changes in lending policies and personnel, economic conditions, portfolio origination activity, interest rates and past due and classified loan trends. The adjustments to historical loss ratios require a significant amount of judgement by management and are highly sensitive to changes in significant assumptions.

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

/s/ RSM US LLP
We have served as the Company's auditor from 2014 through 2020
Chicago, Illinois
March 1, 2021

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2021 and 2020

	December 31,
	2021	2020
Assets	(In Thousands, except share data)
Cash	$343,016	$56,190
Federal funds sold	13,981	18,847
Interest-earning deposits in other financial institutions and other short term investments	19,725	19,730
Cash and cash equivalents	376,722	94,767
Securities available for sale (at fair value)	179,016	159,619
Loans held for sale (at fair value)	312,738	402,003
Loans receivable	1,205,785	1,375,137
Less: Allowance for loan losses	15,778	18,823
Loans receivable, net	1,190,007	1,356,314

Office properties and equipment, net	22,273	23,722
Federal Home Loan Bank stock (at cost)	24,438	26,720
Cash surrender value of life insurance	65,368	63,573
Real estate owned, net	148	322
Prepaid expenses and other assets	45,148	57,547
Total assets	$2,215,858	$2,184,587

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$214,409	$188,225
Money market and savings deposits	392,314	295,317
Time deposits	626,663	701,328
Total deposits	1,233,386	1,184,870

Borrowings	477,127	508,074
Advance payments by borrowers for taxes	4,094	3,522
Other liabilities	68,478	75,003
Total liabilities	1,783,085	1,771,469
Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock (par value $0.01 per share) Authorized - 50,000,000 shares in 2021 and 2020, no shares issued	-	-
Common stock (par value $0.01 per share) Authorized - 100,000,000 shares in 2021 and 2020 Issued - 24,795,124 in 2021 and 25,087,976 in 2020 Outstanding - 24,795,124 in 2021 and 25,087,976 in 2020	248	251
Additional paid-in capital	174,505	180,684
Retained earnings	273,398	245,287
Unearned ESOP shares	(14,243)	(15,430)
Accumulated other comprehensive (loss) income, net of taxes	(1,135)	2,326
Total shareholders’ equity	432,773	413,118
Total liabilities and shareholders’ equity	$2,215,858	$2,184,587

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2021, 2020 and 2019

	Years ended December 31,
	2021	2020	2019
	(In Thousands, except per share amounts)
Interest income:
Loans	$64,366	$72,633	$72,235
Mortgage-related securities	1,954	2,488	2,978
Debt securities, federal funds sold and short-term investments	3,563	3,363	4,528
Total interest income	69,883	78,484	79,741
Interest expense:
Deposits	4,420	14,365	17,278
Borrowings	9,948	10,619	10,266
Total interest expense	14,368	24,984	27,544
Net interest income	55,515	53,500	52,197
Provision (credit) for loan losses	(3,990)	6,340	(900)
Net interest income after provision for loan losses	59,505	47,160	53,097
Noninterest income:
Service charges on loans and deposits	3,325	4,462	2,363
Increase in cash surrender value of life insurance	1,615	1,905	1,935
Mortgage banking income	191,035	233,245	125,666
Other	7,220	4,405	786
Total noninterest income	203,195	244,017	130,750
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	135,115	139,046	101,718
Occupancy, office furniture, and equipment	9,612	10,223	10,606
Advertising	3,528	3,691	3,885
Data processing	3,950	3,941	3,630
Communications	1,309	1,329	1,359
Professional fees	1,275	8,118	3,605
Real estate owned	3	(8)	(146)
Loan processing expense	4,610	4,646	3,288
Other	11,192	12,075	8,328
Total noninterest expenses	170,594	183,061	136,273
Income before income taxes	92,106	108,116	47,574
Income tax expense	21,315	26,971	11,671
Net income	$70,791	$81,145	$35,903
Income per share:
Basic	$2.98	$3.32	$1.38
Diluted	$2.96	$3.30	$1.37
Weighted average shares outstanding:
Basic	23,741	24,464	26,021
Diluted	23,931	24,607	26,247

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years ended December 31, 2021, 2020 and 2019

	Years ended December 31,
	2021	2020	2019
	(In Thousands)
Net income	$70,791	$81,145	$35,903
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities arising during the period, net of tax benefit (expense) of $1,294, ($630) and ($1,122) respectively	(3,461)	1,684	3,003
Total other comprehensive (loss) income	(3,461)	1,684	3,003
Comprehensive income	$67,330	$82,829	$38,906

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2021, 2020 and 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

	(In Thousands)
Balances at December 31, 2018	28,463	$285	$232,406	$187,153	(17,804)	$(2,361)	$399,679

Comprehensive income:
Net income	-	-	-	35,903	-	-	35,903
Other comprehensive income:	-	-	-	-	-	3,003	3,003
Total comprehensive income							38,906
ESOP shares committed to be released to Plan participants	-	-	618	-	1,187	-	1,805
Cash dividends, $0.98 per share	-	-	-	(25,663)	-	-	(25,663)
Stock compensation activity	50	-	659	-	-	-	659
Stock based compensation expense	-	-	1,067	-	-	-	1,067
Purchase of common stock returned to authorized but unissued	(1,365)	(14)	(22,753)	-	-	-	(22,767)

Balances at December 31, 2019	27,148	$271	$211,997	$197,393	(16,617)	$642	$393,686

Comprehensive income:
Net income	-	$-	-	81,145	-	-	81,145
Other comprehensive income:	-	-	-	-	-	1,684	1,684
Total comprehensive income							82,829
ESOP shares committed to be released to Plan participants	-	-	489	-	1,187	-	1,676
Cash dividends, $1.36 per share	-	-	-	(33,251)	-	-	(33,251)
Stock compensation activity	293	3	3,701	-	-	-	3,704
Stock based compensation expense	-	-	716	-	-	-	716
Purchase of common stock returned to authorized but unissued	(2,353)	(23)	(36,219)	-	-	-	(36,242)

Balances at December 31, 2020	25,088	$251	$180,684	$245,287	(15,430)	$2,326	$413,118

Comprehensive income:
Net income	-	$-	-	70,791	-	-	70,791
Other comprehensive loss:	-	-	-	-	-	(3,461)	(3,461)
Total comprehensive income							67,330
ESOP shares committed to be released to Plan participants	-	-	942	-	1,187	-	2,129
Cash dividends, $1.80 per share	-	-	-	(42,680)	-	-	(42,680)
Stock compensation activity	208	2	2,305	-	-	-	2,307
Stock based compensation expense	-	-	745	-	-	-	745
Purchase of common stock returned to authorized but unissued	(501)	(5)	(10,171)	-	-	-	(10,176)

Balances at December 31, 2021	24,795	$248	$174,505	$273,398	(14,243)	$(1,135)	$432,773

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2021, 2020 and 2019

	Years ended December 31,
	2021	2020	2019
	(In Thousands)
Operating activities:
Net income	$70,791	$81,145	$35,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	(3,990)	6,340	(900)
Depreciation, amortization, accretion	6,048	5,608	4,698
Deferred income taxes	1,378	(2,620)	639
Stock based compensation	745	716	1,067
Origination of mortgage servicing rights	(5,778)	(13,406)	(354)
Proceeds on sales of mortgage servicing rights	12,448	6,985	-
Gain on sale of loans held for sale	(193,399)	(245,358)	(128,928)
Loans originated for sale	(4,198,139)	(4,332,028)	(2,853,222)
Proceeds on sales of loans originated for sale	4,480,804	4,395,505	2,903,643
Gain on death benefit on bank owned life insurance	-	(1,456)	-
Decrease (increase) in accrued interest receivable	944	387	(7)
Increase in cash surrender value of life insurance	(1,615)	(1,905)	(1,935)
Decrease (increase) in derivative assets	6,688	(9,222)	(179)
(Decrease) increase in accrued interest on deposits and borrowings	(178)	(422)	164
(Increase) decrease in prepaid income tax	(2,558)	113	330
Legal settlement	(4,250)	4,250	-
(Decrease) increase in derivative liabilities	(5,140)	5,140	(1,116)
Net gain on real estate owned	(12)	(107)	(304)
Gain on sale of mortgage servicing rights	(4,032)	(600)	-
Change in other assets and other liabilities, net	(6,301)	7,353	282
Net cash provided by (used in) operating activities	154,454	(93,582)	(40,219)

Investing activities:
Net decrease (increase) in loans receivable	170,297	12,353	(9,896)
Purchases of:
FHLB stock	-	(5,570)	(8,100)
Debt securities	-	(10,125)	-
Mortgage related securities	(73,687)	(19,372)	(28,860)
Premises and equipment, net	(778)	(1,225)	(3,114)
Bank owned life insurance	(180)	(180)	(180)
Proceeds from:
Principal repayments on mortgage-related securities	40,445	45,254	31,944
Maturities of debt securities	9,055	5,290	8,080
Sales of FHLB stock	2,282	-	6,300
Death benefit from bank owned life insurance	-	9,633	-
Sales of real estate owned	183	1,133	2,674
Net cash provided by (used in) investing activities	147,617	37,191	(1,152)

Financing activities:
Net increase in deposits	48,516	117,094	29,281
Net change in short term borrowings	(30,947)	24,512	8,516
Repayment of long term debt	-	-	(125,000)
Proceeds from long term debt	-	-	165,000
Increase (decrease) in advance payments by borrowers for taxes	572	(690)	(159)
Cash dividends on common stock	(30,388)	(31,520)	(25,960)
Proceeds from stock option exercises	2,307	3,704	659
Purchase of common stock returned to authorized but unissued	(10,176)	(36,242)	(22,767)
Net cash (used in) provided by financing activities	(20,116)	76,858	29,570
Increase (decrease) in cash and cash equivalents	281,955	20,467	(11,801)
Cash and cash equivalents at beginning of year	94,767	74,300	86,101
Cash and cash equivalents at end of year	$376,722	$94,767	$74,300

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$22,663	$29,478	$10,703
Interest payments	14,546	25,406	27,380
Noncash investing activities:
Loans receivable transferred to other real estate	-	637	1,052
Dividends declared but not paid in other liabilities	17,525	5,232	3,501

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020 and 2019

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

d)	Cash and Cash Equivalents

The Company considers federal funds sold and highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

e)	Securities

Available for Sale Securities

At the time of purchase, investment debt securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity.  Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations.  Available for sale securities are carried at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of equity in accumulated other comprehensive income (loss).  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities and collateralized mortgage obligations, over the estimated life of the security. Such amortization or accretion is included in interest income from securities.  Realized gains or losses on securities sales (using specific identification method) are included in noninterest income.  Declines in value judged to be other than temporary are included in net impairment losses recognized in earnings in the consolidated statements of operations.

Other-Than-Temporary Impairment

One of the significant estimates related to securities is the evaluation of investments for other-than-temporary impairment.  The Company assesses investment securities with unrealized loss positions for other than temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either temporary or other-than-temporary.  In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost and the expected recovery period of the security, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.  Declines in the fair value of investment securities below amortized cost are deemed to be other-than-temporary when the Company cannot assert that it will recover its amortized cost basis, including whether the present value of cash flows expected to be collected is less than the amortized cost basis of the security. If it is more likely than not that the Company will be required to sell the security before recovery or if the Company has the intent to sell, an other-than-temporary impairment write down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value.  If it is not more likely than not that the Company will be required to sell the security before recovery and if the Company does not intend to sell, the other-than-temporary impairment write down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to other factors, which is recognized as a separate component of equity.  Following the recognition of an other than temporary impairment representing credit loss, the book value of an investment less the impairment loss realized becomes the new cost basis.  The determination as to whether an other than temporary impairment exists and, if so, the amount considered other-than-temporarily impaired, or not impaired, is subjective and, therefore, the timing and amount of other than temporary impairments constitute material estimates that are subject to significant change.

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

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprised approximately 79.2% of total mortgage banking noninterest expense for 2021.

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

Earnings per share (EPS) are computed using the two-class method.  Stock compensation awards that contain rights to receive nonforfeitable dividends prior to the awards being vested are considered participating securities and, as such, included in the common shares outstanding. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.  Shares of the Employee Stock Ownership Plan committed to be released are considered outstanding for both common and diluted EPS.

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

r)	Revenue Recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, loans held for sale, investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures.

Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a stop payment). Payments for these activities are generally received at the time the performance obligations are satisfied.

Wealth management fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management investment management and similar fiduciary activities. These fees are typically paid to us on a monthly basis and recognized as our performance obligation is satisfied each month.

Other non-interest income includes items such as bank owned life insurance income, dividends on FHLB stock and other general operating income, none of which are subject to the requirements of ASC 606. Also included in other-non-interest income are interchange fees earned when our debit and credit card clients process transactions through card networks. Our performance obligations are generally complete when the transactions generating the fees are processed.

s)	Impact of Recent Accounting Pronouncements

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

As of Decemeber 31, 2021, we completed a calculation of the allowance for credit losses under a CECL model. A set of controls, including management review controls, implementation controls, data, model, and forecasting controls has been established. Next steps include further testing and finalization of controls and developing disclosures. We will continue to evaluate and refine our loss estimates as we finalize the review of the most recent model run and the related underlying assumptions.

The impact of the ASU at adoption will be influenced by the portfolio composition and credit quality, macroeconomic conditions and forecasts at that time, as well as other management judgments. We expect more volatility in the credit loss estimate under CECL than under the current accounting requirements.

The Bank adopted this guidance beginning January 1, 2022. Transition to the new ASU will be through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of January 1, 2022.  Based on our current calculation that is being finalized, the impact of the standard on the allowance for credit losses ("ACL") as of December 31, 2021, was within a range of no change to a 10% increase.

Financial statement users should be aware that the allowance for credit loss is, by design, inherently sensitive to changes in economic outlook, loan and lease portfolio composition, portfolio duration, and other factors.

As we continue to evaluate the provisions of ASC Topic 326, we are considering the following in developing our forecast and its effect on our CECL calculations:

•	Duration, extent and severity of COVID-19;
•	Effect of government assistance; and
•	Unemployment and effect on economies and markets.

ASC Topic 848 "Reference Rate Reform." Authoritative accounting guidance under ASC Topic 848, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" provides optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. The Company continues to evaluate the impact of reference rate reform on its consolidated financial statements.

2)	Securities

Securities Available for Sale

The amortized cost and fair value of the Company’s investment in securities follow:

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$19,133	$542	$(187)	$19,488
Collateralized mortgage obligations
Government sponsored enterprise issued	100,543	503	(1,744)	99,302
Private-label issued	2,913	30	-	2,943
Mortgage related securities	122,589	1,075	(1,931)	121,733

Government sponsored enterprise bonds	2,500	-	(52)	2,448
Municipal securities	42,295	1,206	(7)	43,494
Other debt securities	12,500	41	(1,200)	11,341
Debt securities	57,295	1,247	(1,259)	57,283
	$179,884	$2,322	$(3,190)	$179,016

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$24,005	$1,110	$(15)	$25,100
Collateralized mortgage obligations
Government sponsored enterprise issued	61,604	1,693	(13)	63,284
Private-label issued	3,611	54	-	3,665
Mortgage related securities	89,220	2,857	(28)	92,049

Government sponsored enterprise bonds	2,500	3	-	2,503
Municipal securities	51,512	2,102	-	53,614
Other debt securities	12,500	46	(1,093)	11,453
Debt securities	66,512	2,151	(1,093)	67,570
	$155,732	$5,008	$(1,121)	$159,619

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2021, $430,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.  At December 31, 2020, $785,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities and $7.2 million were pledged as collateral to secure back-to-back swaps.

The amortized cost and fair value of securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2021
	Amortized cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$10,515	$10,615
Due after one year through five years	27,460	28,289
Due after five years through ten years	14,210	13,229
Due after ten years	5,110	5,150
Mortgage-related securities	122,589	121,733
	$179,884	$179,016

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$4,042	$(101)	$1,956	$(86)	$5,998	$(187)
Collateralized mortgage obligations
Government sponsored enterprise issued	66,254	(1,589)	4,371	(155)	70,625	(1,744)
Government sponsered enterprise bonds	2,448	(52)	-	-	2,448	(52)
Municipal securities	1,471	(7)	-	-	1,471	(7)
Other debt securities	-	-	8,800	(1,200)	8,800	(1,200)
	$74,215	$(1,749)	$15,127	$(1,441)	$89,342	$(3,190)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$2,089	$(15)	$-	$-	$2,089	$(15)
Collateralized mortgage obligations
Government sponsored enterprise issued	4,880	(13)	-	-	4,880	(13)
Municipal securities	-	-	-	-	-	-
Other debt securities	-	-	8,907	(1,093)	8,907	(1,093)
	$6,969	$(28)	$8,907	$(1,093)	$15,876	$(1,121)

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

As of December 31, 2021, the Company identified one municipal security that was deemed to be other-than-temporarily impaired.  The security was issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company’s analysis of the security in this municipality resulted in $77,000 in credit losses that were charged to earnings with respect to this municipal security. An additional $17,000 credit loss was charged to earnings during the year ended December 31, 2014 with respect to this security as a sale occurred at a discounted price. As of December 31, 2021, the remaining impaired security had an amortized cost of $116,000 and a total life-to-date impairment of $94,000.

As of December 31, 2021, the Company had one corporate debt security, included in other debt securities,  three mortgage-backed securities, 18 government sponsored enterprise issued securities, and three municipal securities, which had been in an unrealized loss position for twelve months or longer.  These securities were determined not to be other-than-temporarily impaired as of December 31, 2021. The Company has determined that the decline in fair value of these securities are not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

The unrealized losses for the other debt security with an unrealized loss greater than 12 months is due to the current slope of the yield curve.  The security earns a floating rate that is indexed to the 10 year Treasury interest rate.

3)	Loans Receivable

Loans receivable at December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$300,523	$426,792
Multi family	537,956	571,948
Home equity	11,012	14,820
Construction and land	82,588	77,080
Commercial real estate	250,676	238,375
Consumer	732	736
Commercial loans	22,298	45,386
Total loans receivable	$1,205,785	$1,375,137
The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 70.5% of the Company’s loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.

Qualifying loans receivable totaling $886.7 million were pledged as collateral against $475.0 million and $1.07 billion were pledged as collateral against $499.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at December 31, 2021 and December 31, 2020, respectively.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank.  As of December 31, 2021 and December 31, 2020, loans aggregating approximately $2.5 million and $7.2 million, respectively, were outstanding to such parties.  None of these loans were past due or considered impaired as of December 31, 2021 and December 31, 2020.

An analysis of past due loans receivable as of December 31, 2021 and 2020 follows:

	As of December 31, 2021
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater Past Due	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$622	$2,028	$4,214	$6,864	$293,659	$300,523
Multi family	-	-	128	128	537,828	537,956
Home equity	14	23	26	63	10,949	11,012
Construction and land	-	-	-	-	82,588	82,588
Commercial real estate	-	-	-	-	250,676	250,676
Consumer	-	-	-	-	732	732
Commercial loans	7	-	-	7	22,291	22,298
Total	$643	$2,051	$4,368	$7,062	$1,198,723	$1,205,785

	As of December 31, 2020
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater Past Due	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$3,796	$142	$3,530	$7,468	$419,324	$426,792
Multi family	-	-	314	314	571,634	571,948
Home equity	-	-	30	30	14,790	14,820
Construction and land	-	-	43	43	77,037	77,080
Commercial real estate	-	-	41	41	238,334	238,375
Consumer	-	-	-	-	736	736
Commercial loans	-	-	-	-	45,386	45,386
Total	$3,796	$142	$3,958	$7,896	$1,367,241	$1,375,137

(1)	Includes $43,000 and $611,000 for December 31, 2021 and 2020, respectively, which are on non-accrual status.
(2)	Includes $347,000 and $- for December 31, 2021 and 2020, respectively, which are on non-accrual status.
(3)	Includes $816,000 and $1.6 million for December 31, 2021 and 2020, respectively, which are on non-accrual status.

We currently manage our loan portfolios and the respective exposure to credit losses (credit risk) by the following specific portfolio segments, which are levels at which we develop and document our systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment. These segments are as follows:

One- to four-family residential mortgage loans – This residential real estate subsegment contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios and collateral values. Credit risk arises from the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. Also impacting credit risk would be a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the real estate collateral.

Multi family residential real estate loans – Multi family real estate loans consist of multifamily rentals with a history of occupancy and cash flow. This segment includes both internally originated and purchased participation loans. These loans carry the risk of adverse changes in the local economy and a tenant’s deteriorating credit strength, lease expirations in soft markets and sustained vacancies, which can adversely impact cash flow.

Home equity residential mortgage loans – This segment includes subsegment for senior lien and subordinate lien lines of credit. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

Construction and land loans – Construction and land loans are intended to finance the construction of commercial and residential properties, including the construction of single-family dwellings, and also includes loans for the acquisition and development of land.Construction lending generally involves a greater degree of risk than other residential mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property within specified cost limits.  The Bank of Greene County completes inspections during the construction phase prior to any disbursements.  The Bank of Greene County limits its risk during the construction as disbursements are not made until the required work for each advance has been completed.  Construction delays may further impair the borrower’s ability to repay the loan.

Commercial real estate loans – Commercial real estate loans consist of non-owner occupied properties, such as investment properties for retail, and office with a history of occupancy and cash flow. This segment includes both internally originated loans.  Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for management to monitor and evaluate.

Consumer loans – This segment of loans includes primarily installment loans and personal lines of credit. Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the nature of the underlying collateral.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower’s personal financial stability. As such, these loans are subject to a higher risk of default than the typical consumer loan.

Commercial business loans – Commercial loans are made to provide funds for equipment and general corporate needs, as well as to finance owner-occupied real estate. Repayment of these loans primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. This segment includes both internally originated and purchased participation loans. Credit risk arises from the successful operation of the business, which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

As of December 31, 2021, no loans were 90 or more days past due and still accruing interest.   As of December 31, 2020, there were $586,000 loans that were 90 or more days past due and still accruing interest. The bank received full payoff of the loan subsequent to December 31, 2020.

A summary of the activity for the years ended December 31, 2021, 2020 and 2019 in the allowance for loan losses follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2021
Balance at beginning of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823
Provision (credit) for loan losses	(2,294)	(318)	(121)	(408)	(650)	16	(215)	(3,990)
Charge-offs	(151)	-	-	(13)	(10)	(18)	-	(192)
Recoveries	949	116	16	52	4	-	-	1,137
Balance at end of period	$3,963	$5,398	$89	$1,386	$4,482	$33	$427	$15,778

Year ended December 31, 2020
Balance at beginning of period	$4,907	$4,138	$201	$610	$2,145	$14	$372	$12,387
Provision (credit) for loan losses	486	1,446	(21)	1,151	2,977	31	270	6,340
Charge-offs	(82)	(5)	(13)	(8)	-	(10)	-	(118)
Recoveries	148	21	27	2	16	-	-	214
Balance at end of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823

Year ended December 31, 2019
Balance at beginning of period	$5,742	$4,153	$325	$400	$2,126	$20	$483	$13,249
Provision (credit) for loan losses	(845)	(42)	(107)	210	(4)	(1)	(111)	(900)
Charge-offs	(125)	(3)	(44)	-	(2)	(5)	-	(179)
Recoveries	135	30	27	-	25	-	-	217
Balance at end of period	$4,907	$4,138	$201	$610	$2,145	$14	$372	$12,387

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2021 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to loans collectively evaluated for impairment	3,963	5,398	89	1,386	4,482	33	427	15,778

Balance at end of period	$3,963	$5,398	$89	$1,386	$4,482	$33	$427	$15,778

Loans individually evaluated for impairment	$5,420	$128	$26	$-	$1,222	$-	$1,097	$7,893

Loans collectively evaluated for impairment	295,103	537,828	10,986	82,588	249,454	732	21,201	1,197,892
Total gross loans	$300,523	$537,956	$11,012	$82,588	$250,676	$732	$22,298	$1,205,785

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2020 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$23	$-	$-	$-	$-	$-	$-	$23
Allowance related to loans collectively evaluated for impairment	5,436	5,600	194	1,755	5,138	35	642	18,800

Balance at end of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823

Loans individually evaluated for impairment	$7,805	$341	$63	$43	$7,248	$-	$1,097	$16,597

Loans collectively evaluated for impairment	418,987	571,607	14,757	77,037	231,127	736	44,289	1,358,540
Total gross loans	$426,792	$571,948	$14,820	$77,080	$238,375	$736	$45,386	$1,375,137

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of December 31, 2021 and 2020:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At December 31, 2021	(In Thousands)
Substandard	$5,420	$128	$26	$-	$6,827	$-	$1,097	$13,498
Watch	7,937	-	37	4,212	5,870	-	3,194	21,250
Pass	287,166	537,828	10,949	78,376	237,979	732	18,007	1,171,037
	$300,523	$537,956	$11,012	$82,588	$250,676	$732	$22,298	$1,205,785

At December 31, 2020	(In Thousands)
Substandard	$7,804	$341	$248	$43	$6,026	$-	$710	$15,172
Watch	7,667	275	15	4,282	6,714	-	4,101	23,054
Pass	411,321	571,332	14,557	72,755	225,635	736	40,575	1,336,911
	$426,792	$571,948	$14,820	$77,080	$238,375	$736	$45,386	$1,375,137

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

The following tables present data on impaired loans as of and for the year ended December 31, 2021 and 2020.

	As of or for the Year Ended December 31, 2021
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid YTD
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$-	$-	$-	$-	$-	$-
Multi family	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$-	$-	$-	$-	$-	$-

Total Impaired with no Reserve
One- to four-family	$5,420	$5,450	$-	$30	$5,465	$186
Multi family	128	128	-	-	129	4
Home equity	26	26	-	-	29	2
Construction and land	-	-	-	-	-	-
Commercial real estate	1,222	1,222	-	-	1,222	56
Consumer	-	-	-	-	-	-
Commercial	1,097	1,097	-	-	1,097	50
	$7,893	$7,923	$-	$30	$7,942	$298

Total Impaired

One- to four-family	$5,420	$5,450	$-	$30	$5,465	$186
Multi family	128	128	-	-	129	4
Home equity	26	26	-	-	29	2
Construction and land	-	-	-	-	-	-
Commercial real estate	1,222	1,222	-	-	1,222	56
Consumer	-	-	-	-	-	-
Commercial	1,097	1,097	-	-	1,097	50
	$7,893	$7,923	$-	$30	$7,942	$298

	As of or for the Year Ended December 31, 2020
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid YTD
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$208	$208	$23	$-	$213	$15
Multi family	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$208	$208	$23	$-	$213	$15

Total Impaired with no Reserve

One- to four-family	$7,597	$8,444	$-	$847	$7,770	$349
Multi family	341	352	-	11	353	17
Home equity	63	63	-	-	67	4
Construction and land	43	51	-	8	51	1
Commercial real estate	7,248	7,248	-	-	7,295	333
Consumer	-	-	-	-	-	-
Commercial	1,097	1,097	-	-	1,097	2
	$16,389	$17,255	$-	$866	$16,633	$706

Total Impaired

One- to four-family	$7,805	$8,652	$23	$847	$7,983	$364
Multi family	341	352	-	11	353	17
Home equity	63	63	-	-	67	4
Construction and land	43	51	-	8	51	1
Commercial real estate	7,248	7,248	-	-	7,295	333
Consumer	-	-	-	-	-	-
Commercial	1,097	1,097	-	-	1,097	2
	$16,597	$17,463	$23	$866	$16,846	$721
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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $7.9 million of impaired loans as of December 31, 2021 for which no allowance has been provided, $30,000 in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan’s net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

The following presents data on troubled debt restructurings:

	As of December 31, 2021
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$-	-	$1,670	5	$1,670	5
Commercial real estate	1,222	1	-	-	1,222	1
Commercial	1,097	1	-	-	1,097	1
	$2,319	2	$1,670	5	$3,989	7

	As of December 31, 2020
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$2,733	2	$532	3	$3,265	5
Commercial real estate	7,207	3	-	-	7,207	3
Comercial	1,097	1	-	-	1,097	1
	$11,037	6	$532	3	$11,569	9
Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six months to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At December 31, 2021, $4.0 million in loans had been modified in troubled debt restructurings and $1.7 million of these loans were included in the non-accrual loan total.  The remaining $2.3 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring, and thus continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, no valuation allowance has been deemed necessary as of December 31, 2021 with respect to the $4.0 million in troubled debt restructurings.  As of December 31, 2020, no valuation allowance had been established with respect to the $11.6 million in troubled debt restructurings.

If an updated credit department review indicates no other evidence of elevated credit risk and the borrower completes a minimum of six consecutive contractual payments, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type at December 31, 2021 and 2020:

	As of December 31, 2021
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$388	2	$-	-	$388	2
Interest reduction	24	1	-	-	24	1
Principal forbearance	3,577	4	-	-	3,577	4
	$3,989	7	$-	-	$3,989	7

	As of December 31, 2020
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$3,236	4	$-	-	$3,236	4
Interest reduction	302	2	-	-	302	2
Principal forebearance	8,031	3	-	-	8,031	3
	$11,569	9	$-	-	$11,569	9

The following presents data on troubled debt restructurings:

	For the Year Ended
	December 31, 2021		December 31, 2020
	Amount	Number	Amount	Number
	(Dollars in Thousands)
Loans modified as a troubled debt restructure
One- to four-family	$1,258	2	$-	-
Commercial real estate	-	-	6,934	2
Commercial	-	-	1,097	1
	$1,258	2	$8,031	3
There were no troubled debt restructurings within the past twelve months for which there was a default during the years ended December 31, 2021 and 2020.

The provisions of the CARES Act and the 2021 Consolidated Appropriations Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act.  At December 31, 2021, the Company had approximately $405,000 in outstanding loans subject to interest and principal and principal deferral agreements.

The following table presents data on non-accrual loans:

	As of December 31,
	2021	2020
	(Dollars in Thousands)
Residential
One- to four-family	$5,420	$5,072
Multi family	128	341
Home equity	26	63
Construction and land	-	43
Commercial real estate	-	41
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$5,574	$5,560

Total non-accrual loans to total loans	0.46%	0.40%
Total non-accrual loans to total assets	0.25%	0.25%

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2021	2020
	(In Thousands)
Land	$7,516	$7,516
Office buildings and improvements	34,273	34,923
Furniture and equipment	13,043	13,517
	54,832	55,956
Less accumulated depreciation	(32,559)	(32,234)
	$22,273	$23,722

Depreciation of premises and equipment totaled $2.1 million, $2.5 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

5)	Real Estate Owned

Real estate owned is summarized as follows:

	December 31,
	2021	2020
	(In Thousands)
Construction and land	$148	$322
Total	$148	$322

The following table presents the activity in real estate owned:

	Year Ended December 31,
	2021	2020
	(In Thousands)
Real estate owned at beginning of period	$322	$748
Transferred in from loans receivable	-	637
Sales	(172)	(1,063)
Write downs	-	-
Other activity	(2)	-
Real estate owned at end of period	$148	$322
Residential one- to four-family mortgage loans that were in the process of foreclosure were $1.4 million and $1.7 million at December 31, 2021 and December 31, 2020, respectively.

6)	Mortgage Servicing Rights

The following table presents the activity related to the Company’s mortgage servicing rights included in prepaid and other assets on the consolidated balance sheet:

	Year ended December 31,
	2021	2020
	(In Thousands)
Mortgage servicing rights at beginning of the period	$5,977	$282
Additions	5,788	13,406
Amortization	(1,789)	(1,326)
Sales	(8,444)	(6,385)
Mortgage servicing rights at end of the period	1,532	5,977
Valuation allowance recovered during the period	23	-
Mortgage servicing rights at the end of the period, net	$1,555	$5,977

During the year ended December 31, 2021, on a consolidated basis, $4.20 billion in residential loans were originated for sale, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank. During the same period, sales of loans held for sale totaled $4.29 billion, generating mortgage banking income of $191.0 million. The unpaid principal balance of loans serviced for others was $204.8 million and $871.8 million at December 31, 2021 and December 31, 2020 respectively. Loans serviced for others are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $1.8 million at December 31, 2021 and $7.0 million at December 31, 2020.

During the year ended December 31, 2021, the Company sold mortgage servicing rights related to $1.24 billion in loans receivable and with a book value of $8.4 million for $12.4 million resulting in a gain on sale of $4.0 million. During the year ended December 31, 2020, the Company sold mortgage servicing rights related to $975.9 million in loans receivable and with a book value of $6.4 million for $7.0 million resulting in a gain on sale of $600,000.

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2021 for the years ended December 31 periods indicated:

(In Thousands)
2022	$282
2023	207
2024	195
2025	172
2026	150
Thereafter	549
Total	$1,555

7)	Deposits

The aggregate amount of time deposit accounts with balances greater than $250,000 at December 31, 2021 and 2020 amounted to $102.6 million and $102.6 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2021	2020	2019
	(In Thousands)
Interest-bearing demand deposits	$50	$38	$33
Money market, savings, and escrow deposits	904	1,768	1,247
Time deposits	3,466	12,559	15,998
	$4,420	$14,365	$17,278

A summary of the contractual maturities of time deposits at December 31, 2021 is as follows:

(In Thousands)
One year or less	$533,010
Greater than one to two years	88,102
Greater than two to three years	3,570
Greater than three to four years	1,231
Greater than four through five years	750
$626,663
Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Corporation. Such deposits amounted to $27.4 million at December 31, 2021.

8)	Borrowings

Borrowings consist of the following:

	December 31, 2021		December 31, 2020
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Short term:
Repurchase agreement	$2,127	3.00%	$9,074	3.25%
Federal Home Loan Bank, Chicago	5,000	0.00%	29,000	0.22%

Long term:
Federal Home Loan Bank advances maturing:
2027	50,000	1.73%	50,000	1.73%
2028	255,000	2.37%	255,000	2.37%
2029	165,000	1.61%	165,000	1.61%
	$477,127	2.02%	$508,074	1.95%

The short-term repurchase agreement represents the outstanding portion of a total $75.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $2.1 million balance at December 31, 2021 and a $9.1 million balance at December 31, 2020.

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

The $165.0 million in advances due in 2029 consists of one $50.0 million advance with a fixed rate of 1.98% with a FHLB quarterly call option in May 2022, one $50.0 million advance with a fixed rate of 1.75% with a FHLB quarterly call option currently available, one $25.0 million advance with a fixed rate of 1.52% with a FHLB quarterly call option currently available, and one advance of $40.0 million with a fixed rate of 1.02% and with a FHLB quarterly call option currently available.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company’s borrowings at the FHLBC are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 64% of the carrying value of home equity loans and 75% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $24.4 million at December 31, 2021 and $26.7 million at December 31, 2020. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of December 31, 2021, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios as of December 31, 2021 and 2020  are presented in the table below:

	December 31, 2021
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$448,818	29.01%	$123,766	8.00%	$162,443	10.50%	$	N/A	N/A
WaterStone Bank	394,540	25.52%	123,695	8.00%	162,350	10.50%		154,619	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	433,040	27.99%	92,825	6.00%	131,502	8.50%		N/A	N/A
WaterStone Bank	378,762	24.50%	92,771	6.00%	131,426	8.50%		123,695	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	433,040	27.99%	69,619	4.50%	108,296	7.00%		N/A	N/A
WaterStone Bank	378,762	24.50%	69,579	4.50%	108,233	7.00%		100,502	6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial, Inc.	433,040	19.29%	89,774	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	378,762	16.88%	89,774	4.00%	N/A	N/A		112,218	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	378,762	17.14%	132,572	6.00%	N/A	N/A		N/A	N/A

	December 31, 2020
	(Dollars In Thousands)

Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$428,972	24.80%	$138,390	8.00%	$181,637	10.50%	$	N/A	N/A
WaterStone Bank	389,519	22.52%	138,346	8.00%	181,579	10.50%		172,933	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,149	23.71%	103,792	6.00%	147,039	8.50%		N/A	N/A
WaterStone Bank	370,696	21.44%	103,760	6.00%	146,993	8.50%		138,346	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	410,149	23.71%	77,844	4.50%	121,091	7.00%		N/A	N/A
WaterStone Bank	370,696	21.44%	77,820	4.50%	121,053	7.00%		112,406	6.50%
Tier I capital (to average assets)
Consolidated Waterstone Financial, Inc.	410,149	18.38%	89,238	4.00%	N/A	N/A		N/A	N/A
WaterStone Bank	370,696	16.61%	89,263	4.00%	N/A	N/A		111,579	5.00%
State of Wisconsin (to total assets)
WaterStone Bank	370,696	16.62%	133,856	6.00%	N/A	N/A		N/A	N/A

10)	Stock Based Compensation

Stock-Based Compensation Plan

In 2020, the 2020 Omnibus Incentive Plan was approved.  All stock awards granted under this plan are required to be settled in shares of the Company’s common stock.  The exercise price for all stock options granted was equal to the quoted NASDAQ market closing price on the date that the awards were granted and the stock options expire ten years after the grant date, if not exercised.  All restricted stock grants are issued from previously unissued shares.

A total of 750,000 stock options and 500,000 restricted shares were approved for award.  A total of 690,000 stock options and 471,278 restricted stock were available to be issued as of December 31, 2021.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of Waterstone Financial, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the years ended December 31, 2021 and 2020.

	2021		2020
	Minimum	Maximum	Minimum	Maximum
Dividend yield	3.64%	4.37%	2.59%	3.76%
Risk-free interest rate	0.41%	1.27%	0.28%	0.40%
Expected volatility	22.83%	23.84%	18.91%	22.58%
Weighted average expected life	5.1	5.7	5.6	5.8
Weighted average per share value of options	$1.92	$2.97	$1.11	$2.64

The Company's policy is to adjust compensation expense at the time of actual stock grant forfeiture.

A summary of the Company’s stock option activity for the years ended December 31, 2021, 2020 and 2019 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Years Remaining in Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding December 31, 2018	1,061,069	$13.21	6.47	$3,850
Options exercisable at December 31, 2018	421,068	12.78	6.23	$1,688

Granted	30,000	17.13		$56
Exercised	(50,298)	13.10		298
Forfeited	(15,000)	15.62		51
Outstanding December 31, 2019	1,025,771	13.29	5.56	$5,887
Options exercisable at December 31, 2019	546,770	12.93	5.31	$3,335

Granted	35,000	16.06		$97
Exercised	(291,944)	12.66		1,799
Forfeited	(17,000)	17.17		28
Outstanding December 31, 2020	751,827	13.57	4.82	$3,945
Options exercisable at December 31, 2020	433,827	13.31	4.45	$2,392

Granted	45,000	20.44		$39
Exercised	(179,517)	12.85		1,496
Forfeited and expired	(23,000)	16.50		108
Outstanding December 31, 2021	594,310	14.20	4.33	$4,158
Options exercisable at December 31, 2021	352,310	13.70	3.78	$2,636

The following table summarizes information about the Company's stock options outstanding at December 31, 2021.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price	Remaining Life (Years)
Range of Exercise Prices
$0.01 - $5.00	941	$1.73	0.01	941	$1.73	0.01
$5.01 - $10.00	452,369	12.87	3.40	290,369	12.89	3.31
$10.01 - $15.00	106,000	17.80	6.56	61,000	17.75	6.05
Over $15.01	35,000	20.82	9.69	-	-	-
	594,310	$14.20	4.33	352,310	$13.70	3.78
The following table summarizes information about the Company’s nonvested stock option activity for the years ended December 31, 2021 and 2020:

Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2019	479,001	$3.24
Granted	35,000	2.06
Vested	(179,001)	3.26
Forfeited	(17,000)	2.21
Nonvested at December 31, 2020	318,000	3.16

Nonvested at December 31, 2020	318,000	3.16
Granted	45,000	2.48
Vested	(103,000)	3.26
Forfeited	(18,000)	2.23
Nonvested at December 31, 2021	242,000	3.06
The Company amortizes the expense related to stock options as compensation expense over the vesting period.  Expense for the stock options granted of $329,000, $398,000 and $582,000 was recognized during the years ended December 31, 2021, 2020 and 2019, respectively.  At December 31, 2021, the Company had $485,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 25 months.

The following table summarizes information about the Company’s restricted stock shares activity for the years ended December 31, 2021 and 2020:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	73,000	$12.86
Granted	-	-
Vested	(27,000)	13.06
Forfeited	-	-
Nonvested at December 31, 2020	46,000	12.75

Nonvested at December 31, 2020	46,000	12.75
Granted	28,722	20.09
Vested	(23,000)	12.75
Forfeited	-	-
Nonvested at December 31, 2021	51,722	16.82

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  Expense for the restricted stock awards of $416,000, $318,000 and $486,000 was recorded for the years ended December 31, 2021, 2020 and 2019, respectively.  At December 31, 2021, the Company had $427,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 25 months.

11)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank’s plan.  Waterstone Mortgage employees over 18 years of age are eligible to participate in its plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made matching contributions of $1.6 million, $1.4 million and $1.0 million to the plans during the years ended December 31, 2021, 2020 and 2019, respectively.

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

 During the year ended December 31, 2005, the Plan borrowed $8.5 million from the Company and purchased 835,610 shares of common stock of the Company in the open market. During the year ended December 31, 2014, the Plan borrowed an additional $23.8 million from the Company, refinanced the remaining 83,561 shares (related to the 2005 Plan purchase), and purchased an additional 2,024,000 shares of common stock of the Company in the open market.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-twentieth of the total 2,107,561 shares are scheduled to be released annually as shares are earned over a period of 20 years, beginning with the period ended December 31, 2014.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as “Unearned ESOP shares” in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $2.3 million, $1.8 million and $1.8 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, 2021 and 2020 is as follows:

	2021	2020
Beginning ESOP shares	1,369,915	1,475,293
Shares committed to be released	(105,378)	(105,378)
Unreleased shares	1,264,537	1,369,915
Fair value of unreleased shares (in millions)	$29.9	$25.8
13)	Income Taxes

The provision for income taxes for the year ended December 31, 2021, 2020 and 2019 consists of the following:

	Years ended December 31,
	2021	2020	2019
	(In Thousands)
Current:
Federal	$17,387	$22,272	$8,377
State	2,550	7,319	2,655
	19,937	29,591	11,032
Deferred:
Federal	900	(2,171)	619
State	478	(449)	20
	1,378	(2,620)	639
Total	$21,315	$26,971	$11,671

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2021, 2020 and 2019 as follows:

	Years ended December 31,
	2021	2020	2019
	(Dollars In Thousands)
Income before income taxes	$92,106	$108,116	$47,574
Tax at Federal statutory rate (21% in 2021, 2020, and 2019)	19,342	22,704	9,991
Add (deduct) effect of:
State income taxes net of Federal income tax benefit	2,392	5,428	2,113
Cash surrender value of life insurance	(339)	(400)	(406)
Non-deductible ESOP and stock option expense	216	133	186
Tax-exempt interest income	(208)	(222)	(236)
Non-deductible compensation	103	96	216
Death benefit on bank owned life insurance	-	(306)	-
Stock compensation	(251)	(387)	(312)
Other	60	(75)	119
Income tax provision	$21,315	26,971	11,671
Effective tax rate	23.1%	24.9%	24.5%
The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2021 and 2020:

	December 31,
	2021	2020
Gross deferred tax assets:	(In Thousands)
Depreciation	$886	832
Restricted stock and stock options	307	312
Allowance for loan losses	3,805	4,682
Repurchase reserve for loans sold	540	765
Non-accrual interest	185	208
Real estate owned	8	166
Litigation	-	1,206
Unrealized loss on impaired securities	23	23
Lease liability	1,498	1,855
Unrealized loss on securities available for sale, net	236	-
Other	109	49
Total gross deferred tax assets	7,597	10,098
Gross deferred tax liabilities:
Unrealized gain on securities available for sale, net	-	(1,059)
Mortgage servicing rights	(390)	(1,558)
FHLB stock dividends	(46)	(52)
Lease asset	(1,469)	(1,726)
Deferred loan fees	(372)	(300)
Deferred liabilities	(2,277)	(4,695)
Net deferred tax assets	$5,320	$5,403

The Company had a Wisconsin net operating loss carry forward of $19,000 at December 31, 2021 which will begin to expire in 2028. The Company has no capital loss carryforwards as of December 31, 2021.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2021 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and combined state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to state income tax examinations by certain state tax authorities for years before 2017 or subject to federal tax examinations for the years before 2018.

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

	December 31,
	2021	2020
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans(1)	$48,626	$23,891
Commitments to extend credit under home equity lines of credit	11,990	13,653
Unused portion of construction loans	50,303	74,173
Unused portion of business lines of credit	17,916	19,207
Standby letters of credit	1,379	1,296
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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2021 and 2020.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions that is reported as a component of other liabilities on the Company's consolidated statement of financial condition totaled $2.1 million and $2.9 million as of December 31, 2021 and December 31, 2020, respectively.

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

Derivative Loan Commitments

Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of a rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.

Forward Loan Sale Commitments

The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

With a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the number of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor to compensate the investor for the shortfall.

With a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

December 31, 2021		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Forward commitments	$571.5	Other assets	$1.3	Other liabilities	$-
Interest rate locks	345.2	Other assets	3.1	Other liabilities	-
Interest rate swaps	105.2	Other assets	1.6	Other liabilities	1.6

December 31, 2020		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Forward commitments	$779.9	Other assets	$-	Other liabilities	$5.1
Interest rate locks	486.2	Other assets	11.1	Other liabilities	-
Interest rate swaps	107.5	Other assets	3.9	Other liabilities	3.9

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

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of December 31, 2021 and December 31, 2020, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of December 31, 2021 and December 31, 2020.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged $1.9 million in cash at December 31, 2021 and $7.2 million in cash at December 31, 2020.

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

The following table presents information about our assets and liabilities recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2021	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$19,488	$-	$19,488	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	99,302	-	99,302	-
Private-label issued	2,943	-	2,943	-
Government sponsored enterprise bonds	2,448	-	2,448	-
Municipal securities	43,494	-	43,494	-
Other debt securities	11,341	-	11,341	-
Loans held for sale	312,738	-	312,738	-
Mortgage banking derivative assets	4,369	-	-	4,369
Interest rate swap assets	1,578	-	1,578	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	1,578	-	1,578	-

		Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$25,100	$-	$25,100	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	63,284	-	63,284	-
Private-label issued	3,665	-	3,665	-
Government sponsored enterprise bonds	2,503	-	2,503	-
Municipal securities	53,614	-	53,614	-
Other debt securities	11,453	-	11,453	-
Loans held for sale	402,003	-	402,003	-
Mortgage banking derivative assets	11,057	-	-	11,057
Interest rate swap assets	3,892	-	3,892	-
Liabilities
Mortgage banking derivative liabilities	5,140	-	-	5,140
Interest rate swap liabilities	3,892	-	3,892	-

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

Mortgage banking derivatives, net

(In Thousands)
Balance at December 31, 2019	$1,835

Mortgage derivative gain, net	4,082
Balance at December 31, 2020	5,917

Mortgage derivative loss, net	(1,548)
Balance at December 31, 2021	$4,369

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2021	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$148	$-	$-	$148
Impaired mortgage servicing rights	-	-	-	-

		Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$185	$-	$-	$185
Real estate owned	322	-	-	322
Impaired mortgage servicing rights	189	-	-	189

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2021, no reserve was needed on the loans that were impaired. At December 31, 2020, loans determined to be impaired with an outstanding balance of $208,000 were carried net of specific reserves of $23,000 for a fair value of $185,000.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  There were no writedowns during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and December 31, 2020, real estate owned totaled $148,000 and $322,000, respectively.

Mortgage servicing rights -  The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  For the purpose of measuring impairment, mortgage servicing rights are stratified based upon predominant risk characteristics of the underlying loans. At December 31, 2021 and 2020, there was $6,000 and $77,000 of impairment on mortgage servicing rights, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant Unobservable Input Value
	December 31, 2021	Valuation Technique	Unobservable Inputs	Minimum Value	Maximum Value	Weighted Average
	(Dollars in Thousands)
Mortgage banking derivatives	$4,369	Pricing models	Pull through rate	26.0%	99.8%	88.2%
Real estate owned	148	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%
Mortgage servicing rights	-	Pricing models	Prepayment rate	9.8%	43.4%	11.8%
			Discount rate	0.0%	12.0%	10.2%
			Cost to service	$84.06	$839.53	$108.37

	December 31, 2020
Mortgage banking derivatives	5,917	Pricing models	Pull through rate	5.0%	99.8%	88.2%
Impaired loans	185	Market approach	Discount rates applied to appraisals	15.0%	15.0%	15.0%
Real estate owned	322	Market approach	Discount rates applied to appraisals	34.8%	51.0%	44.6%
Mortgage servicing rights	7,075	Pricing models	Prepayment rate	11.3%	37.9%	12.7%
			Discount rate	9.5%	14.0%	10.6%
			Cost to service	$76.98	$475.26	$84.85

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021					December 31, 2020
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$376,722	$376,722	$376,722	$-	$-	$94,767	$94,767	$94,767	$-	$-
Securities available-for-sale	179,016	179,016	-	179,016	-	159,619	159,619	-	159,619	-
Loans held for sale	312,738	312,738	-	312,738	-	402,003	402,003	-	402,003	-
Loans receivable	1,205,785	1,210,854	-	-	1,210,854	1,375,137	1,374,898	-	-	1,374,898
FHLB stock	24,438	24,438	-	24,438	-	26,720	26,720	-	26,720	-
Accrued interest receivable	4,013	4,013	4,013	-	-	4,957	4,957	4,957	-	-
Mortgage servicing rights	1,555	1,808	-	-	1,808	5,977	7,075	-	-	7,075
Mortgage banking derivative assets	4,369	4,369	-	-	4,369	11,057	11,057	-	-	11,057
Interest rate swap assets	1,578	1,578	-	1,578	-	3,892	3,892	-	3,892	-

Financial Liabilities
Deposits	1,233,386	1,233,478	606,723	626,755	-	1,184,870	1,186,062	483,542	702,520	-
Advance payments by borrowers for taxes	4,094	4,094	4,094	-	-	3,522	3,522	3,522	-	-
Borrowings	477,127	499,120	-	499,120	-	508,074	545,107	-	545,107	-
Accrued interest payable	959	959	959	-	-	1,137	1,137	1,137	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	5,140	5,140	-	-	5,140
Interest rate swap liabilities	1,578	1,578	-	1,578	-	3,892	3,892	-	3,892	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at December 31, 2021 and December 31, 2020.

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

There were 70,000, 125,000, and 118,000 antidilutive shares of common stock for the years ended December 31, 2021, 2020, and 2019, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	For the year ended December 31,
	2021	2020	2019
	(In Thousands, except per share amounts)
Net income	$70,791	$81,145	$35,903

Weighted average shares outstanding	23,741	24,464	26,021
Effect of dilutive potential common shares	190	143	226
Diluted weighted average shares outstanding	$23,931	$24,607	$26,247

Basic income per share	$2.98	$3.32	$1.38
Diluted income per share	$2.96	$3.30	$1.37

18)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2021	2020
	(In Thousands)
Assets
Cash and cash equivalents	$71,158	$44,386
Investment in subsidiaries	378,247	373,665
Other assets	892	304
Total Assets	$450,297	$418,355

Liabilities and shareholders' equity
Liabilities:
Other liabilities	$17,524	$5,237
Shareholders' equity
Preferred Stock (par value $0.01 per share), Authorized - 50,000,000 shares in 2021 and 2020, no shares issued	-	-
Common stock (par value $0.01 per share), Authorized - 100,000,000 shares in 2021 and in 2020, Issued - 24,795,124 in 2021 and 25,087,976 in 2020, Outstanding - 24,795,124 in 2021 and 25,087,976 in 2020	248	251
Additional paid-in-capital	174,505	180,684
Retained earnings	273,398	245,287
Unearned ESOP shares	(14,243)	(15,430)
Accumulated other comprehensive (loss) gain (net of taxes)	(1,135)	2,326
Total shareholders' equity	432,773	413,118
Total liabilities and shareholders' equity	$450,297	$418,355
Statements of Operations

	For the year ended December 31,
	2021	2020	2019
	(In Thousands)

Interest income	$549	$688	$793
Equity in income of subsidiaries (distributed and undistributed)	70,862	81,122	35,784
Total income	71,411	81,810	36,577

Professional fees	38	47	58
Other expense	604	610	577
Total expense	642	657	635

Income before income tax expense	70,769	81,153	35,942

Income tax (benefit) expense	(22)	8	39
Net income	$70,791	$81,145	$35,903

Statements of Cash Flows

	For the year ended December 31,
	2021	2020	2019
	(In Thousands)
Cash flows from operating activities
Net income	$70,791	$81,145	$35,903
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned ESOP	2,129	1,676	1,805
Stock based compensation	745	716	1,067
Deferred income taxes	1	-	-
Equity in earnings of subsidiaries	(70,862)	(81,122)	(35,784)
Change in other assets and liabilities	(1,339)	(853)	1,235
Net cash provided by operating activities	1,465	1,562	4,226

Net cash used in investing activities	-	-	-

Dividends received from subsidiary	63,564	52,152	78,456
Cash dividends on common stock	(30,388)	(31,520)	(25,960)
Proceeds from stock option exercises	2,307	3,704	659
Purchase of common stock returned to authorized but unissued	(10,176)	(36,242)	(22,767)
Net cash provided by (used in) financing activities	25,307	(11,906)	30,388
Net increase (decrease) in cash	26,772	(10,344)	34,614
Cash and cash equivalents at beginning of year	44,386	54,730	20,116
Cash and cash equivalents at end of year	$71,158	$44,386	$54,730

19)	Segment Reporting

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

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the primary purpose of sale in the secondary market. Mortgage banking products and services are provided by offices in 23 states with the ability to lend in 48 states.

	As of or for the Year ended December 31, 2021
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income (loss)	$56,051	$(652)	$116	$55,515
Provision (credit) for loan losses	(4,100)	110	-	(3,990)
Net interest income (loss) after provision (credit) for loan losses	60,151	(762)	116	59,505

Noninterest income	6,058	197,573	(436)	203,195

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,294	115,279	(458)	135,115
Occupancy, office furniture, and equipment	3,781	5,831	-	9,612
Advertising	980	2,548	-	3,528
Data processing	2,039	1,889	22	3,950
Communications	427	882	-	1,309
Professional fees	673	564	38	1,275
Real estate owned	3	-	-	3
Loan processing expense	-	4,610	-	4,610
Other	1,974	9,074	144	11,192
Total noninterest expenses	30,171	140,677	(254)	170,594
Income before income taxes	36,038	56,134	(66)	92,106
Income taxes	7,696	13,641	(22)	21,315
Net income	$28,342	$42,493	$(44)	$70,791

Total Assets	$2,162,360	$365,590	$(312,092)	$2,215,858

	As of or for the Year ended December 31, 2020
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)
Net interest income (loss)	$54,616	$(1,171)	$55	$53,500
Provision for loan losses	6,075	265	-	6,340
Net interest income (loss) after provision for loan losses	48,541	(1,436)	55	47,160

Noninterest income	8,723	236,659	(1,365)	244,017

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,233	119,432	(619)	139,046
Occupancy, office furniture and equipment	3,688	6,535	-	10,223
Advertising	1,041	2,650	-	3,691
Data processing	2,284	1,636	21	3,941
Communications	411	918	-	1,329
Professional fees	695	7,376	47	8,118
Real estate owned	(8)	-	-	(8)
Loan processing expense	-	4,646	-	4,646
Other	2,507	10,345	(777)	12,075
Total noninterest expenses	30,851	153,538	(1,328)	183,061
Income before income taxes	26,413	81,685	18	108,116
Income taxes	5,219	21,744	8	26,971
Net income	$21,194	$59,941	$10	$81,145

Total Assets	$2,116,560	$456,076	$(388,049)	$2,184,587

	As of or for the Year ended December 31, 2019
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income (loss)	$54,019	$(1,910)	$88	$52,197
Provision (credit) for loan losses	(1,050)	150	-	(900)
Net interest income (loss) after provision (credit) for loan losses	55,069	(2,060)	88	53,097

Noninterest income	5,020	126,910	(1,180)	130,750

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	18,195	84,230	(707)	101,718
Occupancy, office furniture and equipment	3,752	6,854	-	10,606
Advertising	920	2,965	-	3,885
Data processing	2,121	1,493	16	3,630
Communications	358	1,001	-	1,359
Professional fees	813	2,734	58	3,605
Real estate owned	(176)	30	-	(146)
Loan processing expense	-	3,288	-	3,288
Other	2,205	6,741	(618)	8,328
Total noninterest expenses	28,188	109,336	(1,251)	136,273
Income before income taxes	31,901	15,514	159	47,574
Income taxes	7,296	4,336	39	11,671
Net income	$24,605	$11,178	$120	$35,903

Total Assets	$1,955,999	$258,928	$(218,580)	$1,996,347

20)	Leases

The Company has entered into operating lease agreements for six of its community banking branch locations, all of its mortgage banking office locations, and some of its office equipment.  The leases have fixed terms defined regarding the payments and length.  The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of financial condition. Some of the leases included options to extend the leases.  These options are reviewed and factored into the length of the lease if the option is expected to be extended.  Leases did not contain an implicit rate; therefore, the Company used the incremental borrowing rates for the discount rate.  There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the twelve months ended December 31, 2021.

At December 31, 2021, the Company had lease liabilities totaling $6.3 million and right-of-use assets totaling $5.8 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively, on the consolidated statements of financial condition.

The cost components of our operating leases were as follows for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
	(In Thousands)
Operating lease cost	$3,000	$3,158
Variable cost	494	487
Short-term lease cost	517	737
Total	$4,011	$4,382
At December 31, 2021, the Company had leases that had not yet commenced, but will create approximately $449,000 of additional lease liabilities and right-of-use assets for the Company in the first quarter of 2022.

The table below summarizes other information related to our operating leases:

	Year ended December 31,
	2021	2020
	(Dollars in Millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3.3	3.5
Initial recognition of right-of-use asset	1.5	1.0
Initial recognition of lease liabilities	1.5	1.0
Weighted average remaining lease term - operating leases, in years	2.66	3.51
Weighted average discount rate - operating leases	5.1%	5.5%
As of December 31, 2021, lease liability information for the Company is summarized in the following table.

Maturity analysis	Operating leases
(In Thousands)
One year or less	$2,520
More than one year through two years	1,987
More than two years through three years	1,197
More than three years through four years	579
More than four years through five years	90
More than five years	711
Total lease payments	7,084
Present value discount	(819)
Lease Liability	$6,265

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 is effective.
CliftonLarsonAllen LLP the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2021.  The audit report by CliftonLarsonAllen LLP is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B.       Other Information

None

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

The information in the Company’s definitive Proxy Statement, prepared for the 2022 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Proposal 1 - Election of Directors” and compliance with Section 16 reporting requirements under the caption “Delinquent Section 16(a) Reports” and information concerning corporate governance under the caption “Other Board and Corporate Governance Matters” and "Board Meetings and Committees," is incorporated herein by reference.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 64	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
William F. Bruss, 52	General Counsel, Executive Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Mark R. Gerke, 47	Chief Financial Officer and Executive Vice President of Waterstone Financial and of WaterStone Bank	2016
Jeff McGuiness, 56	Chief Executive Officer and President of Waterstone Mortgage Corporation	2020
Julie A. Glynn, 58	Senior Vice President and Director of Retail Banking of WaterStone Bank	2018

*	Excluding directorships and excluding positions with Bank subsidiary that do not constitute a substantial part of the officers’ duties.

Item 11.      Executive Compensation

The information in the Company’s definitive Proxy Statement, prepared for the 2022 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report,” is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company’s definitive Proxy Statement, prepared for the 2022 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Beneficial Ownership of Common Stock,” is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2021 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2020 Omnibus Incentive Plan	88,722	(1)	$16.61	1,161,278
__________
(1)
Consists of 60,000 shares reserved for grants of stock options and 28,722 shares reserved for grants of restricted stock.  On December 31, 2021, 60,000 options were outstanding with a weighted average exercise price of $19.25 of which 4,000 were exercisable as of that date.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information in the Company’s definitive Proxy Statement, prepared for the 2022 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Transactions with Certain Related Parties,” and “Board Meetings and Committees,” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company’s definitive Proxy Statement, prepared for the 2022 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Ratification of the Appointment of Our Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the Report:
1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Report of CliftonLarsonAllen LLP, Independent Registered Public Accounting Firm, on consolidated financial statements. (PCAOB ID 655)

Report of RSM US LLP, Independent Registered Public Accounting Firm, on consolidated financial statements. (PCAOB ID 49)

Consolidated Statements of Financial Condition – December 31, 2021 and 2020.

Consolidated Statements of Operations – Years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Comprehensive Income  – Years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Cash Flows – Years ended December 31, 2021, 2020 and 2019.

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

WATERSTONE FINANCIAL, INC
(“Waterstone Financial” or the “Company”)
Commission File No. 000-51507

EXHIBIT INDEX
TO
2021 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2021:

Exhibit	Description	Filed Herewith

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

4.1	Common Stock Certificate (1)

4.2	Description of Registant Securities (5)

10.1	Waterstone Financial, Inc. 2020 Omnibus Incentive Plan †(7)

10.2	Employment Agreement By and Between WaterStone Bank SSB and Douglas S. Gordon †(3)

10.3	Waterstone Financial, Inc. Incentive Plan †(4)

10.4	Employment Agreement By and Between Waterstone Mortgage Corporation and Jeff McGuiness †(8)

21.1	List of Subsidiaries (6)	X

23.1	Consent of Independent Registered Public Accounting Firm	X

23.2	Consent of Independent Registered Public Accounting Firm	X

24.1	Powers of Attorney

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial	X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial	X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial	X

XML	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

EX-101.SCH	Inline XBRL Taxonomy Extension Schema	X

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

EX-101.LAB	Inline XBRL Taxonomy Label Linkbase	X

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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
(5) Incorporated by reference to Exhibit 4.2 to Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2020 (File No. 001-36271).
(6) Incorporated by reference to Exhibit 21.1 to Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2020 (File No. 001-36271).
(7) Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders filed by Waterstone Financial, Inc.  (Commission file no. 001-36271), filed with the U.S. Securities and Exchange Commission on April 9, 2020.
(8) Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 3, 2020 (File No. 001-36271).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERSTONE FINANCIAL, INC.
February 28, 2022

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
Chief Financial Officer
(Principal Financial & Accounting Officer)
/s/ Thomas E. Dalum
Thomas E Dalum, Director

/s/ Michael L. Hansen
Michael L. Hansen, Director

/s/ Kristine A. Rappé
Kristine A. Rappé, Director

/s/ Stephen J. Schmidt
Stephen J. Schmidt, Director

/s/ Derek L. Tyus
Derek L. Tyus, Director

*Each of the above signatures is affixed as of February 28, 2022.