Form 10-Q
period 2022-03-31
Waterstone Financial, Inc.
filed 2022-05-06
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 23,605,220 at May 5, 2022.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2022	December 31, 2021
	(Dollars In Thousands, except share and per share data)
Assets
Cash	$247,857	$343,016
Federal funds sold	10,954	13,981
Interest-earning deposits in other financial institutions and other short term investments	19,719	19,725
Cash and cash equivalents	278,530	376,722
Securities available for sale (at fair value)	201,953	179,016
Loans held for sale (at fair value)	154,440	312,738
Loans receivable	1,207,416	1,205,785
Less: Allowance for credit losses ("ACL") - loans	16,905	15,778
Loans receivable, net	1,190,511	1,190,007

Office properties and equipment, net	21,932	22,273
Federal Home Loan Bank stock (at cost)	24,438	24,438
Cash surrender value of life insurance	65,315	65,368
Real estate owned, net	148	148
Prepaid expenses and other assets	67,347	45,148
Total assets	$2,004,614	$2,215,858

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$218,119	$214,409
Money market and savings deposits	400,710	392,314
Time deposits	591,619	626,663
Total deposits	1,210,448	1,233,386

Borrowings	326,478	477,127
Advance payments by borrowers for taxes	10,759	4,094
Other liabilities	44,677	68,478
Total liabilities	1,592,362	1,783,085
Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares at March 31, 2022 and at December 31, 2021, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at March 31, 2022 and at December 31, 2021, Issued - 24,146,920 at March 31, 2022 and 24,795,124 at December 31, 2021, Outstanding - 24,146,920 at March 31, 2022 and 24,795,124 at December 31, 2021	241	248
Additional paid-in capital	161,354	174,505
Retained earnings	272,740	273,398
Unearned ESOP shares	(13,946)	(14,243)
Accumulated other comprehensive loss, net of taxes	(8,137)	(1,135)
Total shareholders’ equity	412,252	432,773
Total liabilities and shareholders’ equity	$2,004,614	$2,215,858

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2022	2021
	(In Thousands, except per share amounts)

Interest income:
Loans	$13,500	$16,603
Mortgage-related securities	602	491
Debt securities, federal funds sold and short-term investments	928	875
Total interest income	15,030	17,969
Interest expense:
Deposits	779	1,517
Borrowings	2,387	2,500
Total interest expense	3,166	4,017
Net interest income	11,864	13,952
Provision (credit) for credit losses	(76)	(1,070)
Net interest income after provision for loan losses	11,940	15,022
Noninterest income:
Service charges on loans and deposits	510	690
Increase in cash surrender value of life insurance	316	301
Mortgage banking income	28,275	54,391
Other	717	817
Total noninterest income	29,818	56,199
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	25,535	34,123
Occupancy, office furniture, and equipment	2,188	2,565
Advertising	905	824
Data processing	1,202	971
Communications	340	331
Professional fees	461	(315)
Real estate owned	5	(12)
Loan processing expense	1,431	1,335
Other	2,868	3,178
Total noninterest expenses	34,935	43,000
Income before income taxes	6,823	28,221
Income tax expense	1,532	6,877
Net income	$5,291	$21,344
Income per share:
Basic	$0.23	$0.90
Diluted	$0.23	$0.89
Weighted average shares outstanding:
Basic	23,132	23,735
Diluted	23,311	23,950

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2022	2021
	(In Thousands)
Net income	$5,291	$21,344

Other comprehensive loss, net of tax:
Net unrealized holding loss on available for sale securities:
Net unrealized holding loss arising during the period, net of tax benefit of $2,623 and $432, respectively	(7,002)	(1,156)
Total other comprehensive loss	(7,002)	(1,156)
Comprehensive (loss) income	$(1,711)	$20,188

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the three months ended March 31, 2021
Balances at December 31, 2020	25,088	$251	$180,684	$245,287	$(15,430)	$2,326	$413,118

Comprehensive income:
Net income	-	-	-	21,344	-	-	21,344
Other comprehensive loss	-	-	-	-	-	(1,156)	(1,156)
Total comprehensive income							20,188

ESOP shares committed to be released to plan participants	-	-	223	-	297	-	520
Cash dividend, $0.20 per share	-	-	-	(4,772)	-	-	(4,772)
Proceeds from stock option exercises	142	1	1,458	-	-	-	1,459
Stock compensation expense	-	-	175	-	-	-	175
Purchase of common stock returned to authorized but unissued	-	-	(7)	-	-	-	(7)
Balances at March 31, 2021	25,230	$252	$182,533	$261,859	$(15,133)	$1,170	$430,681

	(In Thousands, except per share amounts)
For the three months ended March 31, 2022
Balances at December 31, 2021	24,795	$248	$174,505	$273,398	$(14,243)	$(1,135)	$432,773

Comprehensive loss:
Net income	-	-	-	5,291	-	-	5,291
Other comprehensive loss	-	-	-	-	-	(7,002)	(7,002)
Total comprehensive loss							(1,711)

Adoption of new accounting pronouncement (see Note 1)	-	-	-	(1,392)	-	-	(1,392)
ESOP shares committed to be released to plan participants	-	-	236	-	297	-	533
Cash dividend, $0.20 per share	-	-	-	(4,557)	-	-	(4,557)
Proceeds from stock option exercises	33	-	191	-	-	-	191
Stock compensation expense	-	-	170	-	-	-	170
Purchase of common stock returned to authorized but unissued	(681)	(7)	(13,748)	-	-	-	(13,755)
Balances at March 31, 2022	24,147	$241	$161,354	$272,740	$(13,946)	$(8,137)	$412,252

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2022	2021
	(In Thousands)

Operating activities:
Net income	$5,291	$21,344
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(76)	(1,070)
Depreciation, amortization, accretion	1,081	1,749
Deferred taxes	(310)	2,059
Stock based compensation	170	175
Origination of mortgage servicing rights	(1,001)	(3,516)
Gain on sale of loans held for sale	(22,141)	(53,708)
Loans originated for sale	(698,115)	(1,109,074)
Proceeds on sales of loans originated for sale	878,554	1,223,492
Gain on death benefit on bank owned life insurance	(340)	-
(Increase) decrease in accrued interest receivable	(160)	33
Increase in cash surrender value of life insurance	(316)	(301)
Increase in derivative assets	(4,681)	(544)
Decrease in accrued interest on deposits and borrowings	(102)	(102)
Increase in prepaid tax expense	(732)	(463)
Legal settlement	-	(4,250)
Increase (decrease) in derivative liabilities	3,477	(5,140)
Net gain loss related to real estate owned	-	(11)
Change in other assets and other liabilities, net	(17,995)	(11,282)
Net cash provided by operating activities	142,604	59,391

Investing activities:
Net (increase) decrease in loans receivable	(1,015)	39,742
Purchases of:
Mortgage related securities	(47,877)	(16,153)
Premises and equipment, net	(121)	(268)
Proceeds from:
Principal repayments on mortgage-related securities	8,964	11,022
Maturities of debt securities	6,380	885
Sales of real estate owned	-	183
Net cash (used in) provided by investing activities	(33,669)	35,411

Financing activities:
Net (decrease) increase in deposits	(22,938)	34,821
Net change in short-term borrowings	4,351	(17,569)
Repayment of long-term debt	(155,000)	-
Net change in advance payments by borrowers for taxes	(2,753)	(5,025)
Cash dividends on common stock	(17,223)	(4,847)
Purchase of common stock returned to authorized but unissued	(13,755)	(7)
Proceeds from stock option exercises	191	1,459
Net cash (used in) provided by financing activities	(207,127)	8,832
(Decrease) increase in cash and cash equivalents	(98,192)	103,634
Cash and cash equivalents at beginning of period	376,722	94,767
Cash and cash equivalents at end of period	$278,530	$198,401

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$2,135	$5,281
Interest payments	3,064	4,119
Noncash activities:
Dividends declared but not paid in other liabilities	4,860	5,157

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2021 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three months ended March 31, 2022 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It included an option for entities to delay the adoption of ASC Topic 326 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2021. Due to the uncertainty on the economy and unemployment from COVID-19, the Company determined to delay its adoption of ASC Topic 326 and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASC Topic 326. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The legislation extended the delay of the adoption of ASC Topic 326 allowed under the CARES Act until the earlier of the first day of the fiscal year that begins after the date when the COVID-19 national emergency is terminated or January 1, 2022.

ASC Topic 326 "Financial Instruments - Credit Losses." Authoritative accounting guidance under ASC Topic 326, "Troubled Debt Restructurings and Vintage Disclosures" eliminates the accounting guidance for troubled debt restructurings (“TDRs”), while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The accounting guidance also requires public business entities to expand the vintage disclosures to include gross charge-offs by year of origination. The updated guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.

Accounting Standards Adopted in 2022

The Company adopted ASC Topic 326 on January 1, 2022, and applied the standard’s provisions as a cumulative-effect adjustment to retained earnings, as of January 1, 2022 (i.e., modified retrospective approach). Upon adoption of the standard, the Company recorded a $430,000 increase to the allowance for credit losses and $1.4 million increase to the allowance for unfunded commitments which resulted in a $1.4 million after-tax decrease to retained earnings as of January 1, 2022. The tax effect resulted in a $439,000 increase to deferred tax assets.

The Company did not record an allowance for AFS securities on January 1, 2022 as the investment portfolio consists primarily of debt securities explicitly or implicitly backed by the U.S. Government for which credit risk is deemed minimal. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods. See Note 2 - Securities Available for Sale and Note 3 - Loans Receivable for more information.

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$17,545	$54	$(688)	$16,911
Collateralized mortgage obligations:
Government sponsored enterprise issued	133,599	10	(8,009)	125,600
Private-label issued	10,397	12	(173)	10,236
Mortgage-related securities	161,541	76	(8,870)	152,747

Government sponsered enterprise bonds	2,500	-	(156)	2,344
Municipal securities	35,905	469	(751)	35,623
Other debt securities	12,500	-	(1,261)	11,239
Debt securities	50,905	469	(2,168)	49,206
Total	$212,446	$545	$(11,038)	$201,953

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$19,133	$542	$(187)	$19,488
Collateralized mortgage obligations
Government sponsored enterprise issued	100,543	503	(1,744)	99,302
Private-label issued	2,913	30	-	2,943
Mortgage related securities	122,589	1,075	(1,931)	121,733

Government sponsered enterprise bonds	2,500	-	(52)	2,448
Municipal securities	42,295	1,206	(7)	43,494
Other debt securities	12,500	41	(1,200)	11,341
Debt securities	57,295	1,247	(1,259)	57,283
Total	$179,884	$2,322	$(3,190)	$179,016

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At March 31, 2022, $352,000 of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2021, $430,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2022 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$11,188	$11,223
Due after one year through five years	21,412	21,601
Due after five years through ten years	13,199	12,024
Due after ten years	5,106	4,358
Mortgage-related securities	161,541	152,747
Total	$212,446	$201,953

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$10,416	$(314)	$3,479	$(374)	$13,895	$(688)
Collateralized mortgage obligations:
Government sponsored enterprise issued	103,876	(6,323)	13,953	(1,686)	117,829	(8,009)
Private-label issued	7,650	(173)	-	-	7,650	(173)
Government sponsered enterprise bonds	2,344	(156)	-	-	2,344	(156)
Municipal securities	4,609	(751)	-	-	4,609	(751)
Other debt securities	2,439	(61)	8,800	(1,200)	11,239	(1,261)
Total	$131,334	$(7,778)	$26,232	$(3,260)	$157,566	$(11,038)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$4,042	$(101)	$1,956	$(86)	$5,998	$(187)
Collateralized mortgage obligations:
Government sponsored enterprise issued	66,254	(1,589)	4,371	(155)	70,625	(1,744)
Government sponsered enterprise bonds	2,448	(52)	-	-	2,448	(52)
Municipal securities	1,471	(7)	-	-	1,471	(7)
Other debt securities	-	-	8,800	(1,200)	8,800	(1,200)
Total	$74,215	$(1,749)	$15,127	$(1,441)	$89,342	$(3,190)

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 131 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2022 and December 31, 2021, no allowance for credit losses on securities was recognized. The Company does not consider its securities  with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three months ended March 31, 2022 and March 31, 2021, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$294,249	$300,523
Multi-family	545,047	537,956
Home equity	10,649	11,012
Construction and land	70,102	82,588
Commercial real estate	266,481	250,676
Consumer	710	732
Commercial loans	20,178	22,298
Total	$1,207,416	$1,205,785

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

Qualifying loans receivable totaling $845.9 million and $886.7 million at March 31, 2022 and December 31, 2021, respectively, were pledged as collateral against $320.0 million and $475.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at March 31, 2022 and December 31, 2021.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $2.3 million as of March 31, 2022 and $2.5 million as of December 31, 2021.  None of these loans were past due or considered impaired as of March 31, 2022 or December 31, 2021, respectively.

An analysis of past due loans receivable as of March 31, 2022 and December 31, 2021 follows:

	As of March 31, 2022
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$735	$-	$5,332	$6,067	$288,182	$294,249
Multi-family	-	-	-	-	545,047	545,047
Home equity	118	-	48	166	10,483	10,649
Construction and land	-	-	-	-	70,102	70,102
Commercial real estate	-	-	-	-	266,481	266,481
Consumer	-	-	-	-	710	710
Commercial loans	150	-	-	150	20,028	20,178
Total	$1,003	$-	$5,380	$6,383	$1,201,033	$1,207,416

	As of December 31, 2021
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$622	$2,028	$4,214	$6,864	$293,659	$300,523
Multi-family	-	-	128	128	537,828	537,956
Home equity	14	23	26	63	10,949	11,012
Construction and land	-	-	-	-	82,588	82,588
Commercial real estate	-	-	-	-	250,676	250,676
Consumer	-	-	-	-	732	732
Commercial loans	7	-	-	7	22,291	22,298
Total	$643	$2,051	$4,368	$7,062	$1,198,723	$1,205,785

(1)   Includes $600,000 and $43,000 at March 31, 2022 and December 31, 2021, respectively, which are on non-accrual status.

(2)   Includes $ - and $347,000 at  March 31, 2022 and December 31, 2021, respectively, which are on non-accrual status.

(3)   Includes $666,000 and $816,000 at  March 31, 2022 and December 31, 2021, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2022 and the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021:

Three months ended March 31, 2022	One- to Four-Family	Multi-Family	Home Equity	Land and Construction	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Beginning Balance	$3,963	$5,398	$89	$1,386	$4,482	$33	$427	$15,778
Adoption	88	100	58	886	(640)	7	(69)	430
Provision	336	492	33	(442)	(222)	2	(118)	81
Chargeoff	-	-	-	-	-	(1)	-	(1)
Recovery	28	572	5	1	11	-	-	617
Balance at end of period	$4,415	$6,562	$185	$1,831	$3,631	$41	$240	$16,905

Three months ended March 31, 2021
Balance at beginning of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823
Provision (credit) for loan losses	(862)	421	(15)	(505)	(123)	(2)	16	(1,070)
Charge-offs	(14)	-	-	-	-	-	-	(14)
Recoveries	11	23	4	1	2	-	-	41
Balance at end of period	$4,594	$6,044	$183	$1,251	$5,017	$33	$658	$17,780

The Company utilized the Vintage Loss Rate method in determining expected future credit losses. This technique considers losses over the full life cycle of loan pools. A vintage is a group of loans originated in the same annual time period. The loss rate method measures the amount of loan charge–offs, net of recoveries, (“loan losses”) recognized over the life of a pool by loan segment and vintage and compares those loan losses to the original loan balance of that pool as of a similar vintage.

To estimate a CECL loss rate for the pool, management first identifies the loan losses recognized between the pool date and the reporting date for the pool and determines which loan losses were related to loans outstanding at the pool date. The loss rate method then divides the loan losses recognized on loans outstanding as of the pool date by the outstanding loan balance as of the pool date.

The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company's historical look–back period includes January 2012 through the current period, on an annual basis. When historical credit loss experience is not sufficient for a specific portfolio, the Company may supplement its own portfolio data with external models or data.

Additionally, the weighted average remaining maturity ("WARM") method is used for the Construction and Consumer loan pools. The WARM method considers an estimate of expected credit losses over the remaining life of the financial assets and uses average annual charge-off rates to estimate the allowance for credit losses. For amortizing assets, the remaining contractual life is adjusted by the expected scheduled payments and prepayments. The average annual charge-off rate is applied to the amortization-adjusted remaining life to determine the unadjusted lifetime historical charge-off rate.

Qualitative reserves reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience. The analysis takes into consideration other analytics performed within the organization, such as enterprise and concentration management, along with other credit–related analytics as deemed appropriate. Management attempts to quantify qualitative reserves whenever possible. The CECL methodology applied focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect expected credit losses.

The Company’s CECL estimate applies a forecast that incorporates macroeconomic trends and other environmental factors. Management utilized national, regional and local leading economic indexes, as well as management judgment, as the basis for the forecast period. The historical loss rate was utilized as the base rate, and qualitative adjustments were utilized to reflect the forecast and other relevant factors.

The Company segments the loan portfolio into pools based on the following risk characteristics: collateral type, credit characteristics, loan origination balance, and outstanding loan balances.

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments at March 31, 2022 was $1.2 million.

Provision for Credit Losses:

The provision for credit losses is determined by the Company as the amount to be added to the ACL loss accounts for various types of financial instruments including loans, investment securities, and off-balance sheet credit exposures after net charge-offs have been deducted to bring the ACL to a level that, in management's judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. See Note 2 - Securities Available for Sale for additional information regarding the ACL related to investment securities. The following table presents the components of the provision for credit losses.

	Three months ended
	March 31, 2022	March 31, 2021
Provision for credit losses on:	(In Thousands)
Loans	$81	$(1,070)
Unfunded commitments	(157)	-
Investment securities	-	-
Total	$(76)	$(1,070)

Collateral Dependent Loans:

A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the estimated fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following tables present collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation.

The following tables present collateral dependent loans by portfolio segment and collateral type as of March 31, 2022:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	4,415	6,562	185	1,831	3,631	41	240	16,905
Allowance at end of period	$4,415	$6,562	$185	$1,831	$3,631	$41	$240	$16,905

Collateral dependent loans	$5,617	$-	$25	$-	$6,782	$-	$-	$12,424
Pooled loans	288,632	545,047	10,624	70,102	259,699	710	20,178	1,194,992
Total gross loans	$294,249	$545,047	$10,649	$70,102	$266,481	$710	$20,178	$1,207,416

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

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of December 31, 2021 follows:

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

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company establishes a risk rating at origination for all commercial loan and commercial real estate relationships.  For relationships over $1 million, management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt.  Management also affirms the risk ratings for the loans in their respective portfolios on an annual basis.  The Company uses the following definitions for risk ratings:

Watch. Loans classified as watch have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.  Watch assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and, additionally, the weakness or weaknesses to make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable. Substandard loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of March 31, 2022 and December 31, 2021:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2022
Substandard	$6,675	$-	$48	$-	$6,782	$-	$-	$13,505
Watch	8,126	-	-	2,289	5,799	-	2,676	18,890
Pass	279,448	545,047	10,601	67,813	253,900	710	17,502	1,175,021
	$294,249	$545,047	$10,649	$70,102	$266,481	$710	$20,178	$1,207,416

At December 31, 2021
Substandard	$5,420	$128	$26	$-	$6,827	$-	$1,097	$13,498
Watch	7,937	-	37	4,212	5,870	-	3,194	21,250
Pass	287,166	537,828	10,949	78,376	237,979	732	18,007	1,171,037
	$300,523	$537,956	$11,012	$82,588	$250,676	$732	$22,298	$1,205,785

The following tables present data on December 31, 2021.

	As of December 31, 2021
	Recorded	Unpaid		Cumulative
	Investment	Principal	Reserve	Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$-	$-	$-	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	-	-	-	-
Total Impaired with no Reserve
One- to four-family	5,420	5,450	-	30
Multi-family	128	128	-	-
Home equity	26	26	-	-
Construction and land	-	-	-	-
Commercial real estate	1,222	1,222	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	7,893	7,923	-	30
Total Impaired
One- to four-family	5,420	5,450	-	30
Multi-family	128	128	-	-
Home equity	26	26	-	-
Construction and land	-	-	-	-
Commercial real estate	1,222	1,222	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	$7,893	$7,923	$-	$30

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

The following tables present data on impaired loans for the three months ended for the three months ended March 31, 2021.

	2021
	Average
	Recorded	Interest
	Investment	Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$207	$4
Multi-family	-	-
Home equity	-	-
Construction and land	-	-
Commercial real estate	-	-
Consumer	-	-
Commercial	-	-
	207	4
Total Impaired with no Reserve
One- to four-family	6,294	79
Multi-family	314	-
Home equity	60	1
Construction and land	43	-
Commercial real estate	6,967	78
Consumer	-	-
Commercial	1,097	12
	14,775	170
Total Impaired
One- to four-family	6,501	83
Multi-family	314	-
Home equity	60	1
Construction and land	43	-
Commercial real estate	6,967	78
Consumer	-	-
Commercial	1,097	12
	$14,982	$174

Credit Quality Information:

The following tables present total loans by risk categories and year of origination as of March 31, 2022.

	2022	2021	2020	2019	2018	Prior	Revolving	Total
	(In Thousands)
1-4 Family
Pass	$19,191	$45,359	$53,486	$29,754	$29,475	$99,873	$2,310	$279,448
Watch	7,468	-	-	-	-	658	-	8,126
Substandard	458	2,209	690	1,932	-	1,386	-	6,675
Total	27,117	47,568	54,176	31,686	29,475	101,917	2,310	294,249

Multi-family
Pass	65,633	154,087	151,679	53,945	27,648	89,167	2,888	545,047
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	65,633	154,087	151,679	53,945	27,648	89,167	2,888	545,047

Home equity
Pass	78	351	1,096	153	188	175	8,560	10,601
Watch	-	-	-	-	-	-	-	-
Substandard	25	-	-	-	-	23	-	48
Total	103	351	1,096	153	188	198	8,560	10,649

Construction and land
Pass	673	43,007	18,981	4,855	125	172	-	67,813
Watch	-	-	-	2,289	-	-	-	2,289
Substandard	-	-	-	-	-	-	-	-
Total	673	43,007	18,981	7,144	125	172	-	70,102

Commercial Real Estate
Pass	29,184	56,828	40,832	45,613	28,783	51,035	1,625	253,900
Watch	1,267	197	-	2,302	1,311	722	-	5,799
Substandard	-	-	-	-	5,567	1,215	-	6,782
Total	30,451	57,025	40,832	47,915	35,661	52,972	1,625	266,481

Consumer
Pass	49	3	-	-	-	-	658	710
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	49	3	-	-	-	-	658	710

Commercial
Pass	1,540	2,303	1,495	661	1,183	5,880	4,440	17,502
Watch	-	335	2,077	-	-	113	151	2,676
Substandard	-	-	-	-	-	-	-	-
Total	1,540	2,638	3,572	661	1,183	5,993	4,591	20,178

Total Loans	$125,566	$304,679	$270,336	$141,504	$94,280	$250,419	$20,632	$1,207,416

The following presents data on troubled debt restructurings:

	As of March 31, 2022
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$2,077	7	$2,077	7
	$-	-	$2,077	7	$2,077	7

	As of December 31, 2021
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$1,670	5	$1,670	5
Commercial real estate	1,222	1	-	-	1,222	1
Commercial	1,097	1	-	-	1,097	1
	$2,319	2	$1,670	5	$3,989	7

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of March 31, 2022
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$1,023	4	$341	1	$1,364	5
Interest reduction	23	1	-	-	23	1
Principal forebearance	690	1	-	-	690	1
	$1,736	6	$341	1	$2,077	7

	As of December 31, 2021
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$388	2	$-	-	$388	2
Interest reduction	24	1	-	-	24	1
Principal forebearance	3,577	4	-	-	3,577	4
	$3,989	7	$-	-	$3,989	7

There were two one- to four-family loans modified as troubled debt restructurings with a total balance of $432,000 during the three months ended March 31, 2022. There was one loan modified as troubled debt restructurings with a total balance of $583,000 during the three months ended March 31, 2021.

There were no troubled debt restructuring within the past twelve months for which there was a default during the three months ended March 31, 2022 and  March 31, 2021.

The following table presents data on non-accrual loans as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$6,598	$5,420
Multi-family	-	128
Home equity	48	26
Construction and land	-	-
Commercial real estate	-	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$6,646	$5,574
Total non-accrual loans to total loans receivable	0.55%	0.46%
Total non-accrual loans to total assets	0.33%	0.25%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.2 million and $1.4 million at March 31, 2022 and  December 31, 2021, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Three months ended March 31,
	2022	2021
	(In Thousands)
Mortgage servicing rights at beginning of the period	$1,555	$5,977
Additions	1,001	3,516
Amortization	(105)	(663)
Sales	-	-
Mortgage servicing rights at end of the period	2,451	8,830
Valuation allowance recovered during the period	7	-
Mortgage servicing rights at end of the period, net	$2,458	$8,830

During the three months ended March 31, 2022, $698.1 million in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $878.6 million, generating mortgage banking income of $28.3 million. The unpaid principal balance of loans serviced for others was $317.1 million and $204.8 million at March 31, 2022 and December 31, 2021, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $3.4 million at March 31, 2022 and $1.8 million at  December 31, 2021

 During the three months ended March 31, 2022 and  March 31, 2021 the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ended December 31:
2022	$315
2023	390
2024	338
2025	308
2026	274
Thereafter	833
Total	$2,458

Note 5 — Deposits

At March 31, 2022 and December 31, 2021, the aggregate balance of uninsured deposits of $250,000 or more was $314.2 million and $318.0 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at March 31, 2022 is as follows:

(In Thousands)

Within one year	$511,518
More than one to two years	73,935
More than two to three years	4,208
More than three to four years	1,165
More than four through five years	793
$591,619

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Corporation. Such deposits amounted to $26.6 million and $27.4 million at March 31, 2022 and  December 31, 2021, respectively.

Note 6 — Borrowings

Borrowings consist of the following:

	March 31, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Short term:
Repurchase agreements	$6,478	4.10%	$2,127	3.00%
Federal Home Loan Bank, Chicago advances	5,000	0.00%	5,000	0.00%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2027	50,000	1.73%	50,000	1.73%
2028	100,000	2.46%	255,000	2.37%
2029	165,000	1.61%	165,000	1.61%
	$326,478	1.91%	$477,127	2.02%

The short-term repurchase agreement represents the outstanding portion of a total $75.0 million commitment with one unrelated bank as of March 31, 2022.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $6.5 million balance at March 31, 2022 and a $2.1 million balance at December 31, 2021.

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

The $100.0 million in advances due in 2028 consists of one $50.0 million advance with a fixed rate of 2.34% and a FHLB quarterly call option currently avavilable and one $50.0 million advance with a fixed rate of 2.57% and a FHLB quarterly call option currently available.

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

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of multi-family loans and 64% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $24.4 million at March 31, 2022 and  December 31, 2021, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

Note 7 – Regulatory Capital

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

The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. The Community Bank Leverage Ratio is currently 9%.  A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualified community bank, we elected to opt-out of this definition during the second quarter of 2020.

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

As of March 31, 2022, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of March 31, 2022 and December 31, 2021 are presented in the tables below:

	March 31, 2022
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	436,674	28.96%	120,635	8.00%	158,333	10.50%	N/A	N/A
Waterstone Bank	399,776	26.51%	120,627	8.00%	158,322	10.50%	150,783	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	419,769	27.84%	90,476	6.00%	128,174	8.50%	N/A	N/A
Waterstone Bank	382,871	25.39%	90,470	6.00%	128,166	8.50%	120,627	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	419,769	27.84%	67,857	4.50%	105,555	7.00%	N/A	N/A
Waterstone Bank	382,871	25.39%	67,852	4.50%	105,548	7.00%	98,009	6.50%
Tier I Captial (to average assets)
Consolidated Waterstone Financial, Inc.	419,769	19.54%	85,920	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	382,871	17.82%	85,920	4.00%	N/A	N/A	107,401	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	382,871	19.17%	119,838	6.00%	N/A	N/A	N/A	N/A

	December 31, 2021
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$448,818	29.01%	$123,766	8.00%	$162,443	10.50%	N/A	N/A
Waterstone Bank	394,540	25.52%	123,695	8.00%	162,350	10.50%	154,619	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	433,040	27.99%	92,825	6.00%	131,502	8.50%	N/A	N/A
Waterstone Bank	378,762	24.50%	92,771	6.00%	131,426	8.50%	123,695	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	433,040	27.99%	69,619	4.50%	108,296	7.00%	N/A	N/A
Waterstone Bank	378,762	24.50%	69,579	4.50%	108,233	7.00%	100,502	6.50%
Tier I Captial (to average assets)
Consolidated Waterstone Financial, Inc.	433,040	19.29%	89,774	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	378,762	16.88%	89,774	4.00%	N/A	N/A	112,218	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	378,762	17.14%	132,572	6.00%	N/A	N/A	N/A	N/A

Note 8 – Income Taxes

Income tax expense totaled $1.5 million for the three months ended March 31, 2022 compared to $6.9 million during the three months ended March 31, 2021. Income tax expense was recognized on the statement of income during the three months ended March 31, 2022 at an effective rate of 22.5% of pretax income compared to 24.4% during the three months ended March 31, 2021.

Note 9 – Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

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

	March 31, 2022	December 31, 2021
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$61,559	$48,686
Commitments to extend credit under home equity lines of credit (2)	11,347	11,990
Unused portion of construction loans (3)	43,419	50,303
Unused portion of business lines of credit	18,047	17,916
Standby letters of credit	1,379	1,379

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of  December 31, 2021.  Please see Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $1.9 million and $2.1 million as of March 31, 2022 and December 31, 2021, respectively.

In the normal course of business, the Company, or its subsidiaries, are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Note 10 – Derivative Financial Instruments

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

March 31, 2022
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$502.7	Other assets	$9.1	Other liabilities	$-
Interest rate locks	425.6	Other assets	-	Other liabilities	3.5
Interest rate swaps	104.6	Other assets	1.6	Other liabilities	1.6

December 31, 2021
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$571.5	Other assets	$1.3	Other liabilities	$-
Interest rate locks	345.2	Other assets	3.1	Other liabilities	-
Interest rate swaps	105.2	Other assets	1.6	Other liabilities	1.6

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

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of March 31, 2022 and December 31, 2021, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of March 31, 2022 and December 31, 2021.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at March 31, 2022 and $1.9 million in cash at December 31, 2021.

Note 11 – Earnings Per Share

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

There were 87,000 and 35,000 antidilutive shares of common stock for the three months ended March 31, 2022 and 2021, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended March 31,
	2022	2021
	(In Thousands, except per share amounts)

Net income	$5,291	$21,344

Weighted average shares outstanding	23,132	23,735
Effect of dilutive potential common shares	179	215
Diluted weighted average shares outstanding	$23,311	$23,950

Basic earnings per share	$0.23	$0.90
Diluted earnings per share	$0.23	$0.89

Note 12 – Fair Value Measurements

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

The following table presents information about our assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	March 31, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$16,911	$-	$16,911	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	125,600	-	125,600	-
Private-label issued	10,236	-	10,236	-
Government sponsored enterprise bonds	2,344	-	2,344	-
Municipal securities	35,623	-	35,623	-
Other debt securities	11,239	-	11,239	-
Loans held for sale	154,440	-	154,440	-
Mortgage banking derivative assets	9,050	-	-	9,050
Interest rate swap assets	1,569	-	1,569	-
Liabilities
Mortgage banking derivative liabilities	3,477	-	-	3,477
Interest rate swap liabilities	1,569	-	1,569	-

		Fair Value Measurements Using

	December 31, 2021	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$19,488	$-	$19,488	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	99,302	-	99,302	-
Private-label issued	2,943	-	2,943	-
Government sponsored enterprise bonds	2,448	-	2,448	-
Municipal securities	43,494	-	43,494	-
Other debt securities	11,341	-	11,341	-
Loans held for sale	312,738	-	312,738	-
Mortgage banking derivative assets	4,369	-	-	4,369
Interest rate swap assets	1,578	-	1,578	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	1,578	-	1,578	-

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2022 and 2021.

	Three months ended March 31,
	2022	2021
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$4,369	$5,917
Mortgage derivative gain, net	1,204	5,684
Mortgage derivative, net balance at the end of the period	$5,573	$11,601

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	148	-	-	148

		Fair Value Measurements Using
	December 31, 2021	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	148	-	-	148
Impaired mortgage servicing rights	-	-	-	-

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	March 31,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2022	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$5,573	Pricing models	Pull through rate	17.9%	99.9%	91.5%
Real estate owned	148	Market approach	Disount rates applied to appraisals	34.8%	34.8%	34.8%

	December 31,
	2021
Mortgage banking derivatives	4,369	Pricing models	Pull through rate	26.0%	99.8%	88.2%
Real estate owned	148	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%
Mortgage servicing rights	-	Pricing models	Prepayment rate	9.8%	43.4%	11.8%
			Discount rate	0.0%	12.0%	10.2%
			Cost to service	$84.06	$839.53	108.37

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	March 31, 2022					December 31, 2021
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$278,530	$278,530	$278,530	$-	$-	$376,722	$376,722	$376,722	$-	$-
Loans receivable	1,207,416	1,221,756	-	-	1,221,756	1,205,785	1,210,854	-	-	1,210,854
FHLB stock	24,438	24,438	-	24,438	-	24,438	24,438	-	24,438	-
Accrued interest receivable	4,173	4,173	4,173	-	-	4,013	4,013	4,013	-	-
Mortgage servicing rights	2,458	3,370	-	-	3,370	1,555	1,808	-	-	1,808

Financial Liabilities
Deposits	1,210,448	1,210,412	618,829	591,583	-	1,233,386	1,233,478	606,723	626,755	-
Advance payments by borrowers for taxes	10,759	10,759	10,759	-	-	4,094	4,094	4,094	-	-
Borrowings	326,478	314,575	-	314,575	-	477,127	499,120	-	499,120	-
Accrued interest payable	857	857	857	-	-	959	959	959	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at March 31, 2022 and December 31, 2021.

Note 13 – Segment Reporting

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

Presented below is the segment information:

	As of or for the three months ended March 31, 2022
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$11,652	$183	$29	$11,864
Provision (credit) for credit losses	(140)	64	-	(76)
Net interest income after provision for credit losses	11,792	119	29	11,940

Noninterest income:	1,432	28,604	(218)	29,818

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,212	20,438	(115)	25,535
Occupancy, office furniture and equipment	937	1,251	-	2,188
Advertising	227	678	-	905
Data processing	608	588	6	1,202
Communications	94	246	-	340
Professional fees	114	338	9	461
Real estate owned	5	-	-	5
Loan processing expense	-	1,431	-	1,431
Other	600	2,309	(41)	2,868
Total noninterest expenses	7,797	27,279	(141)	34,935
Income (loss) before income taxes (benefit)	5,427	1,444	(48)	6,823
Income tax expense (benefit)	1,167	377	(12)	1,532
Net income (loss)	$4,260	$1,067	$(36)	$5,291

Total Assets	$1,950,664	$227,550	$(173,600)	$2,004,614

	As of or for the three months ended March 31, 2021
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$14,247	$(350)	$55	$13,952
Provision (credit) for loan losses	(1,100)	30	-	(1,070)
Net interest income (expense) after provision for loan losses	15,347	(380)	55	15,022

Noninterest income:	1,243	55,035	(79)	56,199

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,975	29,262	(114)	34,123
Occupancy, office furniture and equipment	1,025	1,540	-	2,565
Advertising	209	615	-	824
Data processing	511	454	6	971
Communications	119	212	-	331
Professional fees	194	(524)	15	(315)
Real estate owned	(12)	-	-	(12)
Loan processing expense	-	1,335	-	1,335
Other	440	2,681	57	3,178
Total noninterest expenses	7,461	35,575	(36)	43,000
Income before income taxes	9,129	19,080	12	28,221
Income tax expense (benefit)	1,786	5,096	(5)	6,877
Net income	$7,343	$13,984	$17	$21,344

Total Assets	$2,123,366	$411,750	$(346,105)	$2,189,011

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

●	technological changes that may be more difficult or expensive than expected;
●	the ability of third-party providers to perform their obligations to us;
●	the effects of any federal government shutdown;
●	the effects of gobal or national war, conflict or acts of terrorism;
●	the ability of the U.S. Government to manage federal debt limits;
●	significant increases in our loan losses; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three months ended March 31, 2022 and 2021 and the financial condition as of March 31, 2022 compared to the financial condition as of December 31, 2021.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three months ended March 31, 2022 and 2021, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Significant Items

There were no significant items that impacted earnings for the three months ended March 31, 2022 and 2021.

COVID-19

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. Conditions have appeared to improve and our businesses remain fully operational. We continue to monitor the degree and severity of the pandemic and will react to future changes in current environment.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended March 31, 2022 and 2021

Net income totaled $4.3 million for the three months ended March 31, 2022 compared to $7.3 million for the three months ended March 31, 2021. Net interest income decreased $2.6 million to $11.7 million for the three months ended March 31, 2022 compared to $14.2 million for the three months ended March 31, 2021.  Interest income on loans decreased as replacement rates and average balances were lower than in the prior year. Offsetting the decrease in interest income on loans, interest expense on deposits decreased as replacement rates decreased and interest income on mortgage-related securities increased due to the increase in the average balance.

There was a provision for credit losses - loans of $16,000 for the three months ended March 31, 2022 compared to a $1.1 million negative provision for loan losses for the three months ended March 31, 2021. During the three months ended March 31, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors.  There was a negative provision for credit losses - unfunded commitments of $157,000 for the three months ended March 31, 2022

Total noninterest income increased $189,000 due primarily to an increase in a gain from death benefit received on one bank owned life insurance policy during the three months ended March 31, 2022

Compensation, payroll taxes, and other employee benefits expense increased $237,000 to $5.2 million primarily due to an increase in health insurance expense and Employee Stock Ownership Plan expense as the average stock price increased compared to the quarter ending March 31, 2021. Other noninterest expense decreased $160,000 as certain loan-related expenses decreased.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2022 and 2021

Net income totaled $1.1 million for the three months ended March 31, 2022 compared to $14.0 million for the three months ended March 31, 2021. We originated $708.5 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended March 31, 2022, which represents a decrease of $406.6 million, or 36.5%, from the $1.12 billion originated during the three months ended March 31, 2021. The decrease in loan production volume was driven by a $328.7 million, or 67.1%, decrease in refinance products as mortgage rates have increased. Mortgage purchase products decreased $77.9 million, or 12.5%, due to inventory constraints in the market. Total mortgage banking noninterest income decreased $26.4 million, or 48.0%, to $28.6 million during the three months ended March 31, 2022 compared to $55.0 million during the three months ended March 31, 2021.  The decrease in mortgage banking noninterest income was related to a 36.5% decrease in volume and a 17.6% decrease in gross margin on loans originated and sold for the three months ended March 31, 2022 compared to March 31, 2021.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage orginators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 77.3% of total originations during the three months ended March 31, 2022, compared to 56.1% of total originations during the three months ended March 31, 2021, respectively, as refinance demand decelerated due to an increase in interest rates over the past year.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 24.5% and 75.5% of all loan originations, respectively, during the three months ended March 31, 2022, compared to 21.0% and 79.0% of all loan originations, respectively, during the three months ended March 31, 2021.

Total compensation, payroll taxes and other employee benefits decreased $8.8 million, or 30.2%, to $20.4 million for the three months ended March 31, 2022 compared to $29.3 million for the three months ended March 31, 2021.  The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased. Professional fees increased $862,000 to $338,000 during the quarter ended March 31, 2022 compared to $524,000 of income during the quarter ended March 31, 2021. The increase related to a countersuit settlement received during the quarter ended March 31, 2021. Other noninterest expense decreased $372,000 to $2.3 million during the quarter ended March 31, 2022 compared to $2.7 million during the quarter ended March 31, 2021. The decrease related to a decrease in the amortization expense on mortgage servicing rights due to the bulk sale of mortgage servicing rights during 2021.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended March 31,
	2022	2021
	(Dollars In Thousands, except per share amounts)

Net income	$5,291	$21,344
Earnings per share - basic	0.23	0.90
Earnings per share - diluted	0.23	0.89
Annualized return on average assets	1.00%	3.99%
Annualized return on average equity	5.00%	20.49%

Net Interest Income

Average Balance Sheets, Interest and Yields/Costs

The following table sets forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans are included in the computation of the average balances of loans receivable and held for sale. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Yields on interest-earning assets are computed on a fully tax-equivalent yield, where applicable.

	Three months ended March 31,
	2022			2021
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,361,839	$13,500	4.02%	$1,657,260	$16,603	4.06%
Mortgage related securities(2)	138,863	602	1.76%	90,457	491	2.20%
Debt securities, federal funds sold and short-term investments(2)	519,116	987	0.77%	273,929	948	1.40%
Total interest-earning assets	2,019,818	15,089	3.03%	2,021,646	18,042	3.62%

Noninterest-earning assets	128,813			147,781
Total assets	$2,148,631			$2,169,427

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$69,736	14	0.08%	$55,552	10	0.07%
Money market and savings accounts	404,413	210	0.21%	314,418	247	0.32%
Time deposits	610,681	555	0.37%	705,712	1,260	0.72%
Total interest-bearing deposits	1,084,830	779	0.29%	1,075,682	1,517	0.57%
Borrowings	440,252	2,387	2.20%	482,665	2,500	2.10%
Total interest-bearing liabilities	1,525,082	3,166	0.84%	1,558,347	4,017	1.05%

Noninterest-bearing liabilities
Non interest-bearing deposits	152,900			138,446
Other noninterest-bearing liabilities	41,232			50,188
Total noninterest-bearing liabilities	194,132			188,634
Total liabilities	1,719,214			1,746,981
Equity	429,417			422,446
Total liabilities and equity	$2,148,631			$2,169,427

Net interest income / Net interest rate spread (3)		11,923	2.19%		14,025	2.57%
Less: taxable equivalent adjustment		59	0.01%		73	0.02%
Net interest income, as reported		$11,864	2.18%		$13,952	2.55%
Net interest-earning assets (4)	$494,736			$463,299
Net interest margin (5)			2.38%			2.80%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a fully tax equivalent basis			2.39%			2.81%
Average interest-earning assets to average interest-bearing liabilities			132.44%			129.73%

__________

(1)	Interest income includes net deferred loan fee amortization income of $195,000 and $604,000 for the three months ended March 31, 2022 and 2021, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2022 and 2021. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 0.72% and 1.30% for the three months ended March 31, 2022 and 2021, respectively.

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

	Three months ended March 31,
	2022 versus 2021
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(2,940)	$(163)	$(3,103)
Mortgage related securities(3)	177	(66)	111
Other earning assets(3)	78	(39)	39
Total interest-earning assets	(2,685)	(268)	(2,953)

Interest expense:
Demand accounts	3	1	4
Money market and savings accounts	184	(221)	(37)
Time deposits	(153)	(552)	(705)
Total interest-bearing deposits	34	(772)	(738)
Borrowings	(247)	134	(113)
Total interest-bearing liabilities	(213)	(638)	(851)
Net change in net interest income	$(2,472)	$370	$(2,102)

______________

(1)	Interest income includes net deferred loan fee amortization income of $195,000 and $604,000 for the three months ended March 31, 2022 and 2021, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2022 and March 31, 2021.

Net interest income decreased $2.1 million, or 15.0%, to $11.9 million during the three months ended March 31, 2022 compared to $14.0 million during the three months ended March 31, 2021.

●

Interest income on loans decreased $3.1 million due primarily to a $295.4 million, or 17.8%, decrease in average loans as payoffs continue to outpace originations as interest rates are increasing and a four basis point decrease in average yield on loans as higher rate loans continued to refinance over the past year. The decrease in average loan balance was driven by an decrease of $142.2 million, or 10.6%, in the average balance of loans held in portfolio along with a $153.2 million, or 49.4%, decrease in the average balance of loans held for sale.

●

Interest expense on time deposits decreased $705,000, or 56.0%, primarily due to a 35 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $95.0 million compared to the prior year period.

●

Interest expense on money market, savings, and escrow accounts decreased $37,000, or 15.0%, due primarily to a 11 basis point decrease in average cost of money market, savings, and escrow accounts. Partially offsetting the decrease in average cost, the average balance increased $90.0 million.

●

Interest expense on borrowings decreased $113,000, or 4.5%, due to a $42.4 million decrease in the average balance of borrowings during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as $155.0 million in long-term FHLB borrowings were paid off during the three months ended March 31, 2022. Offsetting the decrease in average balance, the cost of borrowings increased 10 basis points to 2.20% during the three months ended March 31, 2022, compared to 2.10% during the three months ended March 31, 2021 as the short-term repurchase rates increased with the federal funds rate hike.

Provision for Credit Losses

The Company adopted ASC Topic 326 as of January 1, 2022. The Company calculated the current quarter allowance using the CECL model on January 1, 2022, which resulted in an opening balance adjustment of $430,000 to increase the allowance for credit losses. Additionally, there was a $1.4 million opening balance adjustment to record an allowance for credit losses on unfunded loan commitments, which is presented in Other Liabilities on the Consolidated Statements of Financial Condition. Net of tax impact, the adoption of the CECL model resulted in a $1.4 million reduction to retained earnings.

There was a provision for credit losses - loans of $81,000 for the three months ended March 31, 2022 compared to a $1.1 million negative provision for loan losses for the three months ended March 31, 2021. During the three months ended March 31, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors.There was a negative provision for credit losses - unfunded commitments of $157,000 for the three months ended March 31, 2022

The provision is primarily a function of the Company's reserving methodology and assessments of certain quantitative and qualitative factors which are used to determine an appropriate allowance for credit losses for the period.  See further discussion regarding the allowance for loan losses in the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions and the "Allowance for Credit Loss" section.

Noninterest Income

	Three months ended March 31,
	2022	2021	$ Change	% Change
	(Dollars In Thousands)

Service charges on loans and deposits	$510	$690	$(180)	(26.1)%
Increase in cash surrender value of life insurance	316	301	15	5.0%
Mortgage banking income	28,275	54,391	(26,116)	(48.0)%
Other	717	817	(100)	(12.2)%
Total noninterest income	$29,818	$56,199	$(26,381)	(46.9)%

Total noninterest income decreased $26.4 million, or 46.9%, to $29.8 million during the three months ended March 31, 2022 compared to $56.2 million during the three months ended March 31, 2021. The decrease resulted primarily from an decrease in mortgage banking noninterest income.

●

The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $411.0 million, or 37.1%, to $698.1 million during the three months ended March 31, 2022 compared to $1.11 billion during the three months ended March 31, 2021. Gross margin on loans originated and sold decreased 17.6% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2022 and 2021" above for additional discussion of the decrease in mortgage banking income.

●	Service charges on loans and deposits decreased primarily due to a decrease in loan prepayment fees and an increase net fraud losses.
●

The decrease in other noninterest income was due primarily to a decrease in mortgage servicing fee income as the Company sold mortgage servicing rights related to $1.24 billion in loans serviced for third parties during third quarter 2021. As of March 31, 2022 and March 31, 2021, the Company maintained servicing rights related to $301.3 million and $1.25 billion, respectively, in loans previously sold to third parties. Offsetting the decreases, there was a $340,000 increase in gain from death benefit received on one bank owned life insurance policy during the three months ended March 31, 2022 compared to none during the three months ended March 31, 2021

Noninterest Expenses

	Three months ended March 31,
	2022	2021	$ Change	% Change
	(Dollars In Thousands)

Compensation, payroll taxes, and other employee benefits	$25,535	$34,123	$(8,588)	(25.2)%
Occupancy, office furniture, and equipment	2,188	2,565	(377)	(14.7)%
Advertising	905	824	81	9.8%
Data processing	1,202	971	231	23.8%
Communications	340	331	9	2.7%
Professional fees	461	(315)	776	(246.3)%
Real estate owned	5	(12)	17	(141.7)%
Loan processing expense	1,431	1,335	96	7.2%
Other	2,868	3,178	(310)	(9.8)%
Total noninterest expenses	$34,935	$43,000	$(8,065)	(18.8)%

Total noninterest expenses decreased $8.1 million, or 18.8%, to $34.9 million during the three months ended March 31, 2022 compared to $43.0 million during the three months ended March 31, 2021.

●

Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $8.8 million, or 30.2%, to $20.4 million during the three months ended March 31, 2022. The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased.

●

Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $237,000, or 4.8%, to $5.2 million during the three months ended March 31, 2022. The increase was primarily due to increases in health insurance expense and Employee Stock Ownership Plan expense as the average stock price increased compared to the quarter ending March 31, 2021.

●

Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $289,000 to $1.3 million during the three months ended March 31, 2022, primarily resulting from lower rent expense.

●

Occupancy, office furniture and equipment expense at the community banking segment decreased $88,000 to $937,000 during the three months ended March 31, 2022. The decrease was due primarily to decreased snow removal expense and repairs expense.

●

Advertising expense increased $81,000, or 9.8%, to $905,000 during the three months ended March 31, 2022. This was primarily due to an increase at the mortgage banking segment in an effort to increase new customers.

●

Data processing expense increased $231,000, or 23.8%, to $1.2 million during the three months ended March 31, 2022. This was primarily due to increases at the community banking and mortgage banking segments for continued investments in technology and security.

●

Professional fees increased $776,000 to $461,000 during the three months ended March 31, 2022. The increase related to receiving a countersuit settlement at the mortgage banking segment during the quarter ended March 31, 2021.

●

Other noninterest expense decreased $310,000, or 9.8%, to $2.9 million during the three months ended March 31, 2022.   The decrease related to a decrease in the amortization expense on mortgage servicing rights due to the bulk sale of mortgage servicing rights during 2021. Offsetting the decrease at the mortgage banking segment, other noninterest expenses increased at the community banking segment as certain loan expenses increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Income Taxes

Income tax expense totaled $1.5 million for the three months ended March 31, 2022 compared to $6.9 million during the three months ended March 31, 2021. Income tax expense was recognized on the statement of income during the three months ended March 31, 2022 at an effective rate of 22.5% of pretax income compared to 24.4% during the three months ended March 31, 2021. The decrease in the effective rate reflects an increase of permanent deductions relative to the amount of pretax income and additionally the 2022 rate reflects the lower state tax apportionment based on the final 2020 tax returns.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets – Total assets decreased by $211.2 million, or 9.5%, to $2.00 billion at March 31, 2022 from $2.22 billion at December 31, 2021. The decrease in total assets primarily reflects a decrease in cash and cash equivalents and loans held for sale, partially offset by an increase in securities available for sale and other assets. The total assets decrease reflects liability decreases in deposits and borrowings.

Cash and Cash Equivalents – Cash and cash equivalents decreased $98.2 million, or 26.1%, to $278.5 million at March 31, 2022, compared to $376.7 million at December 31, 2021.  The decrease in cash and cash equivalents primarily reflects the decrease of funding sources from deposits and borrowings.

Securities Available for Sale – Securities available for sale increased $22.9 million to $202.0 million at March 31, 2022. The increase was primarily due to purchases of mortgage-related securities as the interest rates continue to rise. The purchases are exceeding security paydowns for the year and maturities of debt securities.

Loans Held for Sale - Loans held for sale decreased $158.3 million to $154.4 million at March 31, 2022 due to the decrease of refinancing and purchase activity resulting from the increase in mortgage rates.

Loans Receivable - Loans receivable held for investment increased $1.6 million to $1.21 billion at March 31, 2022 The increase in total loans receivable was attributable to increases in each of the multi-family and commercial real estate loan categories.

The following table shows loan originations during the periods indicated.

	For the
	Three months ended March 31,
	2022	2021
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$24,893	$13,293
Multi-family	46,019	29,212
Home equity	1,087	1,516
Construction and land	3,637	2,653
Commercial real estate	39,316	9,733
Total real estate loans originated for investment	114,952	56,407
Consumer loans originated for investment	-	23
Commerical business loans originated for investment	3,504	9,733
Total loans originated for investment	$118,456	$66,163

Allowance for Credit Losses - Loans - The allowance for loan losses increased $1.2 million to $16.9 million at March 31, 2022. The increase primarily resulted from the CECL model adoption on January 1, 2022.  The CECL calculation resulted in an opening balance adjustment of $430,000 to increase the allowance for credit losses. Additionally, net recoveries totaled $616,000 for the quarter ended March 31, 2022, as one significant loan recovery payment was received during the quarter. With the adoption of CECL, estimated recoveries may be accounted for within the calculation and do not impact the provision for credit losses line item when cash is received.

There was a provision for credit losses - loans of $81,000 for the three months ended March 31, 2022  During the three months ended March 31, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $22.2 million to $67.3 million at March 31, 2022. The increase was primarily due to an increase in funding receivable on loans sold at the mortgage banking segment and derivatives.  Addtionally, deferred taxes increased as unrealized losses on available for sale securities increased due to rising interest rates.

Deposits – Total deposits decreased $22.9 million to $1.21 billion at March 31, 2022.  The decrease was driven by a decrease of $35.0 million in time deposits offset by an increase of $8.4 million in money market and savings deposits and $3.7 million in demand deposits.

Borrowings – Total borrowings decreased $150.6 million, or 31.6%, to $326.5 million at March 31, 2022. The community banking segment paid off $155.0 million in long-term FHLB borrowings. External short-term borrowings at the mortgage banking segment increased a total of $4.4 million at March 31, 2022 from December 31, 2021.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $6.7 million to $10.8 million at March 31, 2022. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $23.8 million to $44.7 million at March 31, 2022. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition. These amounts remain classified as other liabilities until settled. Additionally, other liabilities decreased due to the payment of the special dividend in the first quarter.

Shareholders’ Equity – Shareholders' equity decreased $20.5 million to $412.3 million at March 31, 2022.  Shareholders' equity decreased primarily due to the declaration of dividends, a decrease in the fair value of the security portfolio, the repurchase of stock and the adoption of CECL. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2022	2021
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$6,598	$5,420
Over four-family	-	128
Home equity	48	26
Construction and land	-	-
Commercial real estate	-	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	6,646	5,574

Real estate owned
Construction and land	148	148
Total real estate owned	148	148
Total nonperforming assets	$6,794	$5,722

Total non-accrual loans to total loans, net	0.55%	0.46%
Total non-accrual loans to total assets	0.33%	0.25%
Total nonperforming assets to total assets	0.34%	0.26%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Three Months
	Ended March 31,
	2022	2021
	(In Thousands)

Balance at beginning of period	$5,574	$5,560
Additions	1,838	171
Transfers to real estate owned	-	-
Charge-offs	-	-
Returned to accrual status	-	(902)
Pricipal paydowns and other	(766)	(649)
Balance at end of period	$6,646	$4,180

Total non-accrual loans increased by $1.1 million, or 19.2%, to $6.6 million as of March 31, 2022 compared to $5.6 million as of December 31, 2021.  The ratio of non-accrual loans to total loans receivable was 0.55% at March 31, 2022 compared to 0.46% at December 31, 2021.  During the three months ended March 31, 2022, $1.8 million in loans were placed on non-accrual status. Offsetting this activity, $766,000 in principal payments were received during the three months ended March 31, 2022.

Of the $6.6 million in total non-accrual loans as of March 31, 2022, $5.6 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $30,000 in cumulative partial net charge-offs have been recorded over the life of these loans as of March 31, 2022.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  There were no specific reserves as of March 31, 2022.  The remaining $1.1 million of non-accrual loans were reviewed on an aggregate basis as of March 31, 2022.
.

The outstanding principal balance of our five largest non-accrual loans as of March 31, 2022 totaled $4.5 million, which represents 68.1% of total non-accrual loans as of that date.  These five loans have not had any cumulative life-to-date net charge-offs and no specific specific reserve was deemed necessary based on net realizable collateral value with respect to these five loans as of March 31, 2022.

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

As of March 31, 2022 and December 31, 2021, there were no loans 90 or more days past due and still accruing interest.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of March 31, 2022
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$-	$2,077	$2,077
	$-	$2,077	$2,077

	As of December 31, 2021
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$-	$1,670	$1,670
Commercial real estate	1,222	-	1,222
Commercial	1,097	-	1,097
	$2,319	$1,670	$3,989

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

If a restructured loan is current in all respects and a minimum of six consecutive restructured payments have been received, it can be considered for return to accrual status.  After a restructured loan that is current in all respects reverts to contractual/market terms, if a credit department review indicates no evidence of elevated market risk, the loan is removed from the troubled debt restructuring classification. The restructured loan will be classified as a troubled debt restructuring for at least the calendar year after the modification even after returning to a contractual/market rate and accrual status

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At March 31,	At December 31,
	2022	2021
	(Dollars in Thousands)

Loans past due less than 90 days	$1,003	$2,694
Loans past due 90 days or more	5,380	4,368
Total loans past due	$6,383	$7,062

Total loans past due to total loans receivable	0.53%	0.59%

Past due loans decreased by $679,000, or 9.6%, to $6.4 million at March 31, 2022 from $7.1 million at December 31, 2021.  Loans past due less than 90 days decreased by $1.7 million, or 62.8%, primarily in the one- to four-family loan category during the three months ended March 31, 2022. Loans past due 90 days or more increased by $1.0 million, or 23.2%, primarily in the one- to four-family loan category.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Three Months
	Ended March 31,
	2022	2021(1)
	(Dollars in Thousands)

Balance at beginning of period	$15,778	$18,823
Adoption	430	-
Provision (credit) for credit losses - loans	81	(1,070)
Charge-offs:
Mortgage
One- to four-family	-	14
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	1	-
Commercial	-	-
Total charge-offs	1	14
Recoveries:
Mortgage
One- to four-family	28	11
Multi family	572	23
Home Equity	5	4
Commercial real estate	1	2
Construction and land	11	1
Consumer	-	-
Commercial	-	-
Total recoveries	617	41
Net recoveries	(616)	(27)
Allowance at end of period	$16,905	$17,780

Ratios:
Allowance for credit losses to non-accrual loans at end of period	254.36%	425.36%
Allowance for credit losses to loans receivable at end of period	1.40%	1.33%
Net recoveries to average loans outstanding (annualized)	(0.21)%	(0.01)%
Current year provision (credit) for credit losses - loans to net recoveries	(13.15%)	3962.96%
Net recoveries (annualized) to beginning of the year allowance	(15.83)%	(0.58)%

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The 2021 amount presented is calculated under the prior accounting standard.

The allowance for credit losses - loans increased $1.2 million to $16.9 million at March 31, 2022 from $15.8 million at December 31, 2021. The increase primarily resulted from the CECL model adoption on January 1, 2022.  The CECL calculation resulted in an opening balance adjustment of $430,000 to increase the allowance for credit losses. Additionally, net recoveries totaled $616,000 for the quarter ended March 31, 2022, as one significant loan recovery payment was received during the quarter. With the adoption of CECL, estimated recoveries may be accounted for within the calculation and do not impact the provision for credit losses line item when cash is received.

We had net recoveries of $616,000, or 0.21% of average loans annualized, for the three months ended March 31, 2022, compared to net recoveries of $27,000, or 0.01% of average loans annualized, for the three months ended March 31, 2021. Of the $616,000 in recoveries during the three months ended March 31, 2022, the majority of the activity related to loans secured by multi-family loan categories.

Our underwriting policies and procedures emphasize that credit decisions must rely on both the credit quality of the borrower and the estimated value of the underlying collateral.  Credit quality is assured only when the estimated value of the collateral is objectively determined and is not subject to significant fluctuation.

The allowance for credit losses - loans has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. Any future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management’s knowledge, all probable losses have been provided for in the allowance for credit losses - loans.

The establishment of the amount of the allowance for credit loss inherently involves judgments by management as to the appropriateness of the allowance, which ultimately may or may not be correct. Higher than anticipated rates of loan default would likely result in a need to increase provisions in future years.

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

During the three months ended March 31, 2022, primary uses of cash and cash equivalents included: $698.1 million in funding loans held for sale, $47.9 million for purchases of mortgage related securities, $155.0 million for payoffs of long-term borrowings, $17.2 million for cash dividends paid, $22.9 million for decrease in deposits, and $13.8 million for purchases of our common stock.

During the three months ended March 31, 2022, primary sources of cash and cash equivalents included: $878.6 million in proceeds from the sale of loans held for sale, $9.0 million in principal repayments on mortgage related securities, $6.4 million in maturies of debt securities, and $5.3 million in net income.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2022 and 2021, respectively, $278.5 million and $198.4 million of our assets were invested in cash and cash equivalents.  At March 31, 2022, cash and cash equivalents were comprised of the following: $247.9 million in cash held at the Federal Reserve Bank and other depository institutions and $30.7 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts,  advances from the FHLB, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2022, we had $320.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, and 2029.  The 2027 advance has a contractual maturity date in December 2027. There are two advances that have contractual maturities in 2028. Two of the 2028 advance maturities have quarterly call options which began in June 2020 and September 2020. There are four advances with contractual maturities in 2029. Three advances have quarterly call options currently available and the other advance has an option beginning in May 2022.

At March 31, 2022, we had outstanding commitments to originate loans receivable of $61.6 million.  In addition, at March 31, 2022, we had unfunded commitments under construction loans of $43.4 million, unfunded commitments under business lines of credit of $18.0 million and unfunded commitments under home equity lines of credit and standby letters of credit of $12.7 million.  At March 31, 2022, certificates of deposit scheduled to mature in one year or less totaled $511.5 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At March 31, 2022, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $40.0 million.

Capital

Shareholders' equity decreased $20.5 million to $412.3 million at March 31, 2022.  Shareholders' equity decreased primarily due to the declaration of dividends, a decrease in the fair value of the security portfolio, the repurchase of stock and the adoption of CECL. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.

The Company's Board of Directors authorized a stock repurchase program in the fourth quarter of 2021. As of March 31, 2022, the Company has 2.8 million shares remaining in the plan.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At March 31, 2022, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended March 31, 2022, we repaid $155.0 million in FHLB long-term debt.

See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining maturities of our FHLB long-term debt.

Our commitments, contingent liabilities, and off-balance sheet a rrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

See Note 9 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to unaudited consolidated financial statements for additional information.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2022 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of March 31, 2022
Dollar Change	$312	657	792	(2,006)
Percentage Change	0.62%	1.30	1.57	-3.97

At March 31, 2022, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 8.08% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 5.56%.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the first quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that August Yes Be Purchased Under the Plan(a)
January 1, 2022 - January 31, 2022	213,529	$20.77	213,529	3,235,697
February 1, 2022 - February 28, 2022	364,567	20.07	364,567	2,871,130
March 1, 2022 - March 31, 2022	103,213	19.39	103,213	2,757,917
Total	681,309	$20.19	681,309	2,757,917

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 6, 2022
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: May 6, 2022
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer