Form 10-Q
period 2022-06-30
Waterstone Financial, Inc.
filed 2022-08-03
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Yes      ☒            No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 22,615,166 at August 2, 2022.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2022	December 31, 2021
	(Dollars In Thousands, except share and per share data)
Assets
Cash	$87,393	$343,016
Federal funds sold	15,093	13,981
Interest-earning deposits in other financial institutions and other short term investments	19,707	19,725
Cash and cash equivalents	122,193	376,722
Securities available for sale (at fair value)	200,545	179,016
Loans held for sale (at fair value)	206,702	312,738
Loans receivable	1,276,560	1,205,785
Less: Allowance for credit losses ("ACL") - loans	17,271	15,778
Loans receivable, net	1,259,289	1,190,007

Office properties and equipment, net	21,781	22,273
Federal Home Loan Bank stock (at cost)	16,301	24,438
Cash surrender value of life insurance	65,745	65,368
Real estate owned, net	148	148
Prepaid expenses and other assets	48,393	45,148
Total assets	$1,941,097	$2,215,858

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$230,003	$214,409
Money market and savings deposits	395,229	392,314
Time deposits	587,998	626,663
Total deposits	1,213,230	1,233,386

Borrowings	281,100	477,127
Advance payments by borrowers for taxes	17,302	4,094
Other liabilities	43,085	68,478
Total liabilities	1,554,717	1,783,085
Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares at June 30, 2022 and at December 31, 2021, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at June 30, 2022 and at December 31, 2021, Issued - 22,733,766 at June 30, 2022 and 24,795,124 at December 31, 2021, Outstanding - 22,733,766 at June 30, 2022 and 24,795,124 at December 31, 2021	227	248
Additional paid-in capital	137,547	174,505
Retained earnings	276,444	273,398
Unearned ESOP shares	(13,650)	(14,243)
Accumulated other comprehensive loss, net of taxes	(14,188)	(1,135)
Total shareholders’ equity	386,380	432,773
Total liabilities and shareholders’ equity	$1,941,097	$2,215,858

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In Thousands, except per share amounts)

Interest income:
Loans	$14,546	$16,480	$28,046	$33,083
Mortgage-related securities	821	486	1,423	977
Debt securities, federal funds sold and short-term investments	1,049	858	1,977	1,733
Total interest income	16,416	17,824	31,446	35,793
Interest expense:
Deposits	751	1,078	1,530	2,595
Borrowings	1,584	2,469	3,971	4,969
Total interest expense	2,335	3,547	5,501	7,564
Net interest income	14,081	14,277	25,945	28,229
Provision (credit) for credit losses	48	(750)	(28)	(1,820)
Net interest income after provision for loan losses	14,033	15,027	25,973	30,049
Noninterest income:
Service charges on loans and deposits	666	657	1,176	1,347
Increase in cash surrender value of life insurance	724	684	1,040	985
Mortgage banking income	29,410	49,649	57,685	104,040
Other	438	1,054	1,155	1,871
Total noninterest income	31,238	52,044	61,056	108,243
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	25,793	33,926	51,328	68,049
Occupancy, office furniture, and equipment	2,056	2,293	4,244	4,858
Advertising	962	911	1,867	1,735
Data processing	1,144	914	2,346	1,885
Communications	258	326	598	657
Professional fees	349	569	810	254
Real estate owned	-	-	5	(12)
Loan processing expense	1,134	1,200	2,565	2,535
Other	3,354	3,158	6,221	6,336
Total noninterest expenses	35,050	43,297	69,984	86,297
Income before income taxes	10,221	23,774	17,045	51,995
Income tax expense	2,231	5,880	3,763	12,757
Net income	$7,990	$17,894	$13,282	$39,238
Income per share:
Basic	$0.36	$0.75	$0.59	$1.65
Diluted	$0.36	$0.74	$0.58	$1.64
Weighted average shares outstanding:
Basic	22,126	23,848	22,626	23,792
Diluted	22,229	24,029	22,768	23,996

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Net income	$7,990	$17,894	$13,282	$39,238

Other comprehensive loss, net of tax:
Net unrealized holding loss on available for sale securities:
Net unrealized holding loss arising during the period, net of tax benefit of $2,266, $89, $4,888 and $521, respectively	(6,051)	(241)	(13,053)	(1,397)
Total other comprehensive loss	(6,051)	(241)	(13,053)	(1,397)
Comprehensive income	$1,939	$17,653	$229	$37,841

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the six months ended June 30, 2021
Balances at December 31, 2020	25,088	$251	$180,684	$245,287	$(15,430)	$2,326	$413,118

Comprehensive income:
Net income	-	-	-	39,238	-	-	39,238
Other comprehensive loss	-	-	-	-	-	(1,397)	(1,397)
Total comprehensive income							37,841

ESOP shares committed to be released to plan participants	-	-	455	-	593	-	1,048
Cash dividend, $0.90 per share	-	-	-	(21,477)	-	-	(21,477)
Proceeds from stock option exercises	184	2	1,992	-	-	-	1,994
Stock compensation expense	-	-	370	-	-	-	370
Purchase of common stock returned to authorized but unissued	(59)	(1)	(1,155)	-	-	-	(1,156)
Balances at June 30, 2021	25,213	$252	$182,346	$263,048	$(14,837)	$929	$431,738

	(In Thousands, except per share amounts)
For the six months ended June 30, 2022
Balances at December 31, 2021	24,795	$248	$174,505	$273,398	$(14,243)	$(1,135)	$432,773

Comprehensive income:
Net income	-	-	-	13,282	-	-	13,282
Other comprehensive loss	-	-	-	-	-	(13,053)	(13,053)
Total comprehensive income							229

Adoption of new accounting pronouncement (see Note 1)	-	-	-	(1,392)	-	-	(1,392)
ESOP shares committed to be released to plan participants	-	-	391	-	593	-	984
Cash dividend, $0.40 per share	-	-	-	(8,844)	-	-	(8,844)
Proceeds from stock option exercises	38	-	246	-	-	-	246
Stock compensation expense	-	-	330	-	-	-	330
Purchase of common stock returned to authorized but unissued	(2,099)	(21)	(37,925)	-	-	-	(37,946)
Balances at June 30, 2022	22,734	$227	$137,547	$276,444	$(13,650)	$(14,188)	$386,380

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income	Equity
	(In Thousands, except per share amounts)
For the three months ended June 30, 2021
Balances at March 31, 2021	25,230	$252	$182,533	$261,859	$(15,133)	$1,170	$430,681

Comprehensive income:
Net income	-	-	-	17,894	-	-	17,894
Other comprehensive loss	-	-	-	-	-	(241)	(241)
Total comprehensive income							17,653

ESOP shares committed to be released to Plan participants	-	-	232	-	296	-	528
Cash dividend, $0.70 per share	-	-	-	(16,705)	-	-	(16,705)
Stock compensation activity, net of tax	42	1	534	-	-	-	535
Stock compensation expense	-	-	195	-	-	-	195
Purchase of common stock returned to authorized but unissued	(59)	(1)	(1,148)	-	-	-	(1,149)
Balances at June 30, 2021	25,213	$252	$182,346	$263,048	$(14,837)	$929	$431,738

	(In Thousands, except per share amounts)
For the three months ended June 30, 2022
Balances at March 31, 2022	24,147	$241	$161,354	$272,740	$(13,946)	$(8,137)	$412,252
Comprehensive income:
Net income	-	-	-	7,990	-	-	7,990
Other comprehensive loss	-	-	-	-	-	(6,051)	(6,051)
Total comprehensive income							1,939

ESOP shares committed to be released to Plan participants	-	-	155	-	296	-	451
Cash dividend, $0.20 per share	-	-	-	(4,286)	-	-	(4,286)
Stock compensation activity, net of tax	5	-	55	-	-	-	55
Stock compensation expense	-	-	160	-	-	-	160
Purchase of common stock returned to authorized but unissued	(1,418)	(14)	(24,177)	-	-	-	(24,191)
Balances at June 30, 2022	22,734	$227	$137,547	$276,444	$(13,650)	$(14,188)	$386,380

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2022	2021
	(In Thousands)

Operating activities:
Net income	$13,282	$39,238
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(28)	(1,820)
Depreciation, amortization, accretion	2,071	3,518
Deferred taxes	(251)	2,464
Stock based compensation	330	370
Origination of mortgage servicing rights	(1,521)	(4,664)
Gain on sale of loans held for sale	(40,977)	(103,666)
Loans originated for sale	(1,445,824)	(2,164,317)
Proceeds on sales of loans originated for sale	1,592,837	2,317,359
Gain on death benefit on bank owned life insurance	(340)	-
(Increase) decrease in accrued interest receivable	(355)	449
Increase in cash surrender value of life insurance	(1,040)	(985)
Decrease in derivative assets	1,528	3,568
Decrease in accrued interest on deposits and borrowings	(368)	(191)
Decrease (increase) in prepaid tax expense	605	(578)
Legal settlement	-	(4,250)
Increase (decrease) in derivative liabilities	2,985	(5,140)
Net gain related to real estate owned	-	(12)
Change in other assets and other liabilities, net	(4,771)	(4,430)
Net cash provided by operating activities	118,163	76,913

Investing activities:
Net (increase) decrease in loans receivable	(70,052)	79,103
Purchases of:
Mortgage related securities	(68,157)	(39,894)
Bank Owned Life Insurance	(180)	(180)
Premises and equipment, net	(450)	(635)
Proceeds from:
Principal repayments on mortgage-related securities	17,382	21,134
Maturities of debt securities	11,385	4,215
Sales of FHLB stock	8,137	182
Sales of real estate owned	-	183
Death benefit	1,183	-
Net cash (used in) provided by investing activities	(100,752)	64,108

Financing activities:
Net (decrease) increase in deposits	(20,156)	46,190
Net change in short-term borrowings	(1,027)	(33,074)
Repayment of long-term debt	(195,000)	-
Net change in advance payments by borrowers for taxes	3,714	517
Cash dividends on common stock	(21,771)	(21,520)
Purchase of common stock returned to authorized but unissued	(37,946)	(1,156)
Proceeds from stock option exercises	246	1,994
Net cash used in financing activities	(271,940)	(7,049)
(Decrease) increase in cash and cash equivalents	(254,529)	133,972
Cash and cash equivalents at beginning of period	376,722	94,767
Cash and cash equivalents at end of period	$122,193	$228,739

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$3,000	$10,871
Interest payments	5,133	7,755
Noncash activities:
Dividends declared but not paid in other liabilities	4,597	5,190

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2021 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three and six months ended June 30, 2022 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	June 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$16,535	$15	$(1,388)	$15,162
Collateralized mortgage obligations:
Government sponsored enterprise issued	147,202	-	(14,614)	132,588
Private-label issued	9,725	1	(545)	9,181
Mortgage-related securities	173,462	16	(16,547)	156,931

Government sponsored enterprise bonds	2,500	-	(200)	2,300
Municipal securities	30,892	308	(1,065)	30,135
Other debt securities	12,500	-	(1,321)	11,179
Debt securities	45,892	308	(2,586)	43,614
Total	$219,354	$324	$(19,133)	$200,545

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$19,133	$542	$(187)	$19,488
Collateralized mortgage obligations
Government sponsored enterprise issued	100,543	503	(1,744)	99,302
Private-label issued	2,913	30	-	2,943
Mortgage related securities	122,589	1,075	(1,931)	121,733

Government sponsored enterprise bonds	2,500	-	(52)	2,448
Municipal securities	42,295	1,206	(7)	43,494
Other debt securities	12,500	41	(1,200)	11,341
Debt securities	57,295	1,247	(1,259)	57,283
Total	$179,884	$2,322	$(3,190)	$179,016

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At June 30, 2022, $317,000 of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2021, $430,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2022 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$7,900	$7,918
Due after one year through five years	19,683	19,730
Due after five years through ten years	13,206	11,926
Due after ten years	5,103	4,040
Mortgage-related securities	173,462	156,931
Total	$219,354	$200,545

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2022
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$11,391	$(750)	$3,187	$(638)	$14,578	$(1,388)
Collateralized mortgage obligations:
Government sponsored enterprise issued	112,824	(10,689)	19,763	(3,925)	132,587	(14,614)
Private-label issued	6,886	(545)	-	-	6,886	(545)
Government sponsored enterprise bonds	2,300	(200)	-	-	2,300	(200)
Municipal securities	4,637	(1,065)	-	-	4,637	(1,065)
Other debt securities	2,379	(121)	8,800	(1,200)	11,179	(1,321)
Total	$140,417	$(13,370)	$31,750	$(5,763)	$172,167	$(19,133)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$4,042	$(101)	$1,956	$(86)	$5,998	$(187)
Collateralized mortgage obligations:
Government sponsored enterprise issued	66,254	(1,589)	4,371	(155)	70,625	(1,744)
Government sponsored enterprise bonds	2,448	(52)	-	-	2,448	(52)
Municipal securities	1,471	(7)	-	-	1,471	(7)
Other debt securities	-	-	8,800	(1,200)	8,800	(1,200)
Total	$74,215	$(1,749)	$15,127	$(1,441)	$89,342	$(3,190)

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of  individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2022 and December 31, 2021, no allowance for credit losses on securities was recognized. The Company does not consider its securities  with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three and six months ended June 30, 2022 and June 30, 2021, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022	December 31, 2021
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$312,657	$300,523
Multi-family	597,304	537,956
Home equity	10,552	11,012
Construction and land	70,075	82,588
Commercial real estate	266,375	250,676
Consumer	740	732
Commercial loans	18,857	22,298
Total	$1,276,560	$1,205,785

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

Qualifying loans receivable totaling $776.4 million and $886.7 million at June 30, 2022 and December 31, 2021, respectively, were pledged as collateral against $275.0 million and $475.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at June 30, 2022 and December 31, 2021.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $2.7 million as of June 30, 2022 and $2.5 million as of December 31, 2021.  None of these loans were past due or considered impaired as of June 30, 2022 or December 31, 2021, respectively.

An analysis of past due loans receivable as of June 30, 2022 and December 31, 2021 follows:

	As of June 30, 2022
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$1,269	$170	$6,165	$7,604	$305,053	$312,657
Multi-family	-	-	-	-	597,304	597,304
Home equity	-	-	68	68	10,484	10,552
Construction and land	-	-	-	-	70,075	70,075
Commercial real estate	-	-	-	-	266,375	266,375
Consumer	-	-	-	-	740	740
Commercial loans	-	-	-	-	18,857	18,857
Total	$1,269	$170	$6,233	$7,672	$1,268,888	$1,276,560

	As of December 31, 2021
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$622	$2,028	$4,214	$6,864	$293,659	$300,523
Multi-family	-	-	128	128	537,828	537,956
Home equity	14	23	26	63	10,949	11,012
Construction and land	-	-	-	-	82,588	82,588
Commercial real estate	-	-	-	-	250,676	250,676
Consumer	-	-	-	-	732	732
Commercial loans	7	-	-	7	22,291	22,298
Total	$643	$2,051	$4,368	$7,062	$1,198,723	$1,205,785

(1)   Includes $49,000 and $43,000 at June 30, 2022 and December 31, 2021, respectively, which are on non-accrual status.

(2)   Includes $ - and $347,000 at  June 30, 2022 and December 31, 2021, respectively, which are on non-accrual status.

(3)   Includes $ 1.2 million and $816,000 at  June 30, 2022 and December 31, 2021, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2022 and the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021:

	One- to Four-Family	Multi-Family	Home Equity	Land and Construction	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Six months ended June 30, 2022
Balance at beginning of period	$3,963	$5,398	$89	$1,386	$4,482	$33	$427	$15,778
Adoption	88	100	58	886	(640)	7	(69)	430
Provision (credit) for credit losses - loans	600	1,167	6	(584)	(694)	7	(162)	340
Charge-offs	(65)	-	-	-	-	(5)	-	(70)
Recoveries	43	726	10	2	12	-	-	793
Balance at end of period	$4,629	$7,391	$163	$1,690	$3,160	$42	$196	$17,271

Six months ended June 30, 2021
Balance at beginning of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823
Provision (credit) for loan losses	(1,745)	393	(46)	(487)	44	(1)	22	$(1,820)
Charge-offs	(39)	-	-	-	-	-	-	$(39)
Recoveries	350	35	8	51	2	-	-	$446
Balance at end of period	$4,025	$6,028	$156	$1,319	$5,184	$34	$664	$17,410

	One to-Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended June 30, 2022
Balance at beginning of period	$4,415	$6,562	$185	$1,831	$3,631	$41	$240	$16,905
Provision (credit) for credit losses - loans	264	675	(27)	(142)	(472)	5	(44)	259
Charge-offs	(65)	-	-	-	-	(4)	-	(69)
Recoveries	15	154	5	1	1	-	-	176
Balance at end of period	$4,629	$7,391	$163	$1,690	$3,160	$42	$196	$17,271

Three months ended June 30, 2021
Balance at beginning of period	$4,596	$6,044	$183	$1,251	$5,017	$33	$658	$17,782
Provision for loan losses	(883)	(28)	(31)	18	167	1	6	(750)
Charge-offs	(25)	-	-	-	-	-	-	(25)
Recoveries	337	12	4	50	-	-	-	403
Balance at end of period	$4,025	$6,028	$156	$1,319	$5,184	$34	$664	$17,410

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments at June 30, 2022 was $1.0 million.

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

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In Thousands)
Provision for credit losses on:
Loans	$259	$(750)	$340	$(1,820)
Unfunded commitments	(211)	-	(368)	-
Investment securities	-	-	-	-
Total	$48	$(750)	$(28)	$(1,820)

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

The following tables present collateral dependent loans by portfolio segment and collateral type as of June 30, 2022:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	4,629	7,391	163	1,690	3,160	42	196	17,271
Allowance at end of period	$4,629	$7,391	$163	$1,690	$3,160	$42	$196	$17,271

Collateral dependent loans	$5,870	$-	$45	$-	$5,530	$-	$-	$11,445
Pooled loans	306,787	597,304	10,507	70,075	260,845	740	18,857	1,265,115
Total gross loans	$312,657	$597,304	$10,552	$70,075	$266,375	$740	$18,857	$1,276,560

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of June 30, 2022 and December 31, 2021:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At June 30, 2022
Substandard	$7,466	$-	$89	$-	$5,530	$-	$-	$13,085
Watch	7,912	-	-	2,268	5,286	-	3,604	19,070
Pass	297,279	597,304	10,463	67,807	255,559	740	15,253	1,244,405
	$312,657	$597,304	$10,552	$70,075	$266,375	$740	$18,857	$1,276,560

At December 31, 2021
Substandard	$5,420	$128	$26	$-	$6,827	$-	$1,097	$13,498
Watch	7,937	-	37	4,212	5,870	-	3,194	21,250
Pass	287,166	537,828	10,949	78,376	237,979	732	18,007	1,171,037
	$300,523	$537,956	$11,012	$82,588	$250,676	$732	$22,298	$1,205,785

The following tables present data on impaired loans at  December 31, 2021.

	As of December 31, 2021
	Recorded	Unpaid		Cumulative
	Investment	Principal	Reserve	Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$-	$-	$-	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	-	-	-	-
Total Impaired with no Reserve
One- to four-family	5,420	5,450	-	30
Multi-family	128	128	-	-
Home equity	26	26	-	-
Construction and land	-	-	-	-
Commercial real estate	1,222	1,222	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	7,893	7,923	-	30
Total Impaired
One- to four-family	5,420	5,450	-	30
Multi-family	128	128	-	-
Home equity	26	26	-	-
Construction and land	-	-	-	-
Commercial real estate	1,222	1,222	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	$7,893	$7,923	$-	$30

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

The following tables present data on impaired loans for the six months ended June 30, 2021.

	2021
	Average
	Recorded	Interest
	Investment	Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$-	$-
Multi-family	-	-
Home equity	-	-
Construction and land	-	-
Commercial real estate	-	-
Consumer	-	-
Commercial	-	-
	-	-
Total Impaired with no Reserve
One- to four-family	5,109	105
Multi-family	315	1
Home equity	79	2
Construction and land	43	-
Commercial real estate	1,251	28
Consumer	-	-
Commercial	1,097	25
	7,894	161
Total Impaired
One- to four-family	5,109	105
Multi-family	315	1
Home equity	79	2
Construction and land	43	-
Commercial real estate	1,251	28
Consumer	-	-
Commercial	1,097	25
	$7,894	$161

Credit Quality Information:

The following tables present total loans by risk categories and year of origination as of June 30, 2022.

	2022	2021	2020	2019	2018	Prior	Revolving	Total
	(In Thousands)
1-4 Family
Pass	$58,540	$41,404	$49,862	$28,043	$26,593	$89,955	$2,882	$297,279
Watch	7,730	-	-	-	-	182	-	7,912
Substandard	450	2,180	679	1,918	-	2,239	-	7,466
Total	66,720	43,584	50,541	29,961	26,593	92,376	2,882	312,657

Multi-family
Pass	156,501	147,138	144,810	48,090	22,999	77,205	561	597,304
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	156,501	147,138	144,810	48,090	22,999	77,205	561	597,304

Home equity
Pass	128	207	1,005	132	179	115	8,697	10,463
Watch	-	-	-	-	-	-	-	-
Substandard	46	-	-	-	-	9	34	89
Total	174	207	1,005	132	179	124	8,731	10,552

Construction and land
Pass	1,729	46,464	14,307	5,028	124	155	-	67,807
Watch	-	-	-	2,268	-	-	-	2,268
Substandard	-	-	-	-	-	-	-	-
Total	1,729	46,464	14,307	7,296	124	155	-	70,075

Commercial Real Estate
Pass	57,932	56,303	40,292	38,678	22,340	39,142	872	255,559
Watch	1,250	194	-	2,278	1,296	268	-	5,286
Substandard	-	-	-	-	5,530	-	-	5,530
Total	59,182	56,497	40,292	40,956	29,166	39,410	872	266,375

Consumer
Pass	46	-	-	-	-	-	694	740
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	46	-	-	-	-	-	694	740

Commercial
Pass	1,515	1,435	1,407	484	993	5,869	3,550	15,253
Watch	1,470	-	2,028	-	-	106	-	3,604
Substandard	-	-	-	-	-	-	-	-
Total	2,985	1,435	3,435	484	993	5,975	3,550	18,857

Total Loans	$287,337	$295,325	$254,390	$126,919	$80,054	$215,245	$17,290	$1,276,560

The following presents data on troubled debt restructurings:

	As of June 30, 2022
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$2,045	7	$2,045	7
	$-	-	$2,045	7	$2,045	7

	As of December 31, 2021
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$1,670	5	$1,670	5
Commercial real estate	1,222	1	-	-	1,222	1
Commercial	1,097	1	-	-	1,097	1
	$2,319	2	$1,670	5	$3,989	7

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of June 30, 2022
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$1,000	4	$345	1	$1,345	5
Interest reduction	21	1	-	-	21	1
Principal forbearance	679	1	-	-	679	1
	$1,700	6	$345	1	$2,045	7

	As of December 31, 2021
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$388	2	$-	-	$388	2
Interest reduction	24	1	-	-	24	1
Principal forbearance	3,577	4	-	-	3,577	4
	$3,989	7	$-	-	$3,989	7

There were two one- to four-family loans modified as troubled debt restructurings with a total balance of $424,000 during the six months ended June 30, 2022. There was one one- to four-family loan modified as a troubled debt restructuring with a balance of $575,000 during the six months ended June 30, 2021. There were no loans modified as troubled debt restructurings during the three months ended June 30, 2022 and June 30, 2021, respectively.

There were no troubled debt restructuring within the past twelve months for which there was a default during the three or six months ended June 30, 2022 and  June 30, 2021.

The following table presents data on non-accrual loans as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$7,404	$5,420
Multi-family	-	128
Home equity	89	26
Construction and land	-	-
Commercial real estate	-	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$7,493	$5,574
Total non-accrual loans to total loans receivable	0.59%	0.46%
Total non-accrual loans to total assets	0.39%	0.25%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.2 million and $1.4 million at June 30, 2022 and  December 31, 2021, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Six months ended June 30,
	2022	2021
	(In Thousands)
Mortgage servicing rights at beginning of the period	$1,555	$5,977
Additions	1,521	4,664
Amortization	(248)	(1,400)
Sales	-	-
Mortgage servicing rights at end of the period	2,828	9,241
Valuation allowance recovered during the period	7	2
Mortgage servicing rights at end of the period, net	$2,835	$9,243

During the six months ended June 30, 2022, $1.45 billion in residential loans were originated for sale on a consolidated basis. During the same period, sales of loans held for sale totaled $1.59 billion, generating mortgage banking income of $29.4 million. The unpaid principal balance of loans serviced for others was $345.8 million and $204.8 million at June 30, 2022 and December 31, 2021, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $4.0 million at June 30, 2022 and $1.8 million at  December 31, 2021.

During the three and six months ended June 30, 2022 and  June 30, 2021 the Company did not sell any mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ended December 31:
2022	$239
2023	472
2024	387
2025	356
2026	315
Thereafter	1,066
Total	$2,835

Note 5 — Deposits

At June 30, 2022 and December 31, 2021, the aggregate balance of uninsured deposits of $250,000 or more was $332.4 million and $314.2 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at June 30, 2022 is as follows:

(In Thousands)

Within one year	$494,649
More than one to two years	85,523
More than two to three years	6,246
More than three to four years	894
More than four through five years	686
$587,998

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Corporation. Such deposits amounted to $23.6 million and $27.4 million at June 30, 2022 and December 31, 2021, respectively.

Note 6 — Borrowings

Borrowings consist of the following:

	June 30, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Short term:
Repurchase agreements	$6,100	4.54%	$2,127	3.00%
Federal Home Loan Bank, Chicago advances	-	0.00%	5,000	0.00%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2027	50,000	1.73%	50,000	1.73%
2028	100,000	2.46%	255,000	2.37%
2029	125,000	1.80%	165,000	1.61%
	$281,100	2.08%	$477,127	2.02%

The short-term repurchase agreement represents the outstanding portion of a total $75.0 million commitment with one unrelated bank as of June 30, 2022.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $6.1 million balance at June 30, 2022 and a $2.1 million balance at December 31, 2021.

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

The $100.0 million in advances due in 2028 consists of one $50.0 million advance with a fixed rate of 2.34% and a FHLB quarterly call option currently available and one $50.0 million advance with a fixed rate of 2.57% and a FHLB quarterly call option currently available.

The $125.0 million in advances due in 2029 consists of one $50.0 million advance with a fixed rate of 1.98% with a FHLB quarterly call option currently available, one $50.0 million advance with a fixed rate of 1.75% with a FHLB quarterly call option currently available, and one $25.0 million advance with a fixed rate of 1.52% with a FHLB quarterly call option currently available.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of multi-family loans and 64% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $16.3 million at June 30, 2022 and $24.4 million at  December 31, 2021, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of June 30, 2022, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of June 30, 2022 and December 31, 2021 are presented in the tables below:

	June 30, 2022
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$417,219	26.85%	$124,300	8.00%	$163,143	10.50%	N/A	N/A
Waterstone Bank	362,028	23.32%	124,188	8.00%	162,997	10.50%	155,235	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	399,948	25.74%	93,225	6.00%	132,068	8.50%	N/A	N/A
Waterstone Bank	344,757	22.21%	93,141	6.00%	131,950	8.50%	124,188	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	399,948	25.74%	69,919	4.50%	108,762	7.00%	N/A	N/A
Waterstone Bank	344,757	22.21%	69,856	4.50%	108,664	7.00%	100,903	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	399,948	20.12%	79,516	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	344,757	17.34%	79,516	4.00%	N/A	N/A	99,395	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	344,757	17.82%	116,092	6.00%	N/A	N/A	N/A	N/A

	December 31, 2021
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$448,818	29.01%	$123,766	8.00%	$162,443	10.50%	N/A	N/A
Waterstone Bank	394,540	25.52%	123,695	8.00%	162,350	10.50%	154,619	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	433,040	27.99%	92,825	6.00%	131,502	8.50%	N/A	N/A
Waterstone Bank	378,762	24.50%	92,771	6.00%	131,426	8.50%	123,695	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	433,040	27.99%	69,619	4.50%	108,296	7.00%	N/A	N/A
Waterstone Bank	378,762	24.50%	69,579	4.50%	108,233	7.00%	100,502	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	433,040	19.29%	89,774	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	378,762	16.88%	89,774	4.00%	N/A	N/A	112,218	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	378,762	17.14%	132,572	6.00%	N/A	N/A	N/A	N/A

Note 8 – Income Taxes

Income tax expense totaled $3.8 million for the six months ended June 30, 2022 compared to $12.8 million during the six months ended June 30, 2021. Income tax expense was recognized on the statement of income during the six months ended June 30, 2022 at an effective rate of 22.1% of pretax income compared to 24.5% during the six months ended June 30, 2021.

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

	June 30, 2022	December 31, 2021
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$66,820	$48,686
Commitments to extend credit under home equity lines of credit (2)	11,369	11,990
Unused portion of construction loans (3)	29,499	50,303
Unused portion of business lines of credit	17,857	17,916
Standby letters of credit	1,315	1,379

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $1.8 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

June 30, 2022
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$559.5	Other assets	$1.4	Other liabilities	$0.6
Interest rate locks	436.9	Other assets	1.5	Other liabilities	2.4
Interest rate swaps	104.0	Other assets	1.6	Other liabilities	1.6

December 31, 2021
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$571.5	Other assets	$1.3	Other liabilities	$-
Interest rate locks	345.2	Other assets	3.1	Other liabilities	-
Interest rate swaps	105.2	Other assets	1.6	Other liabilities	1.6

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

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of June 30, 2022 and December 31, 2021, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of June 30, 2022 and December 31, 2021.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at June 30, 2022 and $1.9 million in cash at December 31, 2021.

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

There were 186,000 and 36,100 antidilutive shares of common stock for the three months ended June 30, 2022 and 2021, respectively. There were 112,000 and 40,100 antidilutive shares of common stock for the six months ended  June 30, 2021 and 2020, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In Thousands, except per share amounts)

Net income	$7,990	$17,894	$13,282	$39,238

Weighted average shares outstanding	22,126	23,848	22,626	23,792
Effect of dilutive potential common shares	103	181	142	204
Diluted weighted average shares outstanding	$22,229	$24,029	$22,768	$23,996

Basic earnings per share	$0.36	$0.75	$0.59	$1.65
Diluted earnings per share	$0.36	$0.74	$0.58	$1.64

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

The following table presents information about our assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	June 30, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$15,162	$-	$15,162	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	132,588	-	132,588	-
Private-label issued	9,181	-	9,181	-
Government sponsored enterprise bonds	2,300	-	2,300	-
Municipal securities	30,135	-	30,135	-
Other debt securities	11,179	-	11,179	-
Loans held for sale	206,702	-	206,702	-
Mortgage banking derivative assets	2,842	-	-	2,842
Interest rate swap assets	1,560	-	1,560	-
Liabilities
Mortgage banking derivative liabilities	2,985	-	-	2,985
Interest rate swap liabilities	1,560	-	1,560	-

		Fair Value Measurements Using

	December 31, 2021	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$19,488	$-	$19,488	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	99,302	-	99,302	-
Private-label issued	2,943	-	2,943	-
Government sponsored enterprise bonds	2,448	-	2,448	-
Municipal securities	43,494	-	43,494	-
Other debt securities	11,341	-	11,341	-
Loans held for sale	312,738	-	312,738	-
Mortgage banking derivative assets	4,369	-	-	4,369
Interest rate swap assets	1,578	-	1,578	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	1,578	-	1,578	-

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$5,573	$11,601	$4,369	$5,917
Mortgage derivative (loss) gain, net	(5,716)	(4,112)	(4,512)	1,572
Mortgage derivative, net balance at the end of the period	$(143)	$7,489	$(143)	$7,489

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	148	-	-	148

		Fair Value Measurements Using
	December 31, 2021	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	148	-	-	148
Impaired mortgage servicing rights	-	-	-	-

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	June 30,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2022	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$(143)	Pricing models	Pull through rate	28.4%	99.9%	87.2%
Real estate owned	148	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%

	December 31,
	2021
Mortgage banking derivatives	4,369	Pricing models	Pull through rate	26.0%	99.8%	88.2%
Real estate owned	148	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%
Mortgage servicing rights	-	Pricing models	Prepayment rate	9.8%	43.4%	11.8%
			Discount rate	0.0%	12.0%	10.2%
			Cost to service	$84.06	$839.53	108.37

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	June 30, 2022					December 31, 2021
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$122,193	$122,193	$122,193	$-	$-	$376,722	$376,722	$376,722	$-	$-
Loans receivable	1,276,560	1,250,690	-	-	1,250,690	1,205,785	1,210,854	-	-	1,210,854
FHLB stock	16,301	16,301	-	16,301	-	24,438	24,438	-	24,438	-
Accrued interest receivable	4,368	4,368	4,368	-	-	4,013	4,013	4,013	-	-
Mortgage servicing rights	2,835	4,007	-	-	4,007	1,555	1,808	-	-	1,808

Financial Liabilities
Deposits	1,213,230	1,212,564	625,232	587,332	-	1,233,386	1,233,478	606,723	626,755	-
Advance payments by borrowers for taxes	17,302	17,302	17,302	-	-	4,094	4,094	4,094	-	-
Borrowings	281,100	271,807	-	271,807	-	477,127	499,120	-	499,120	-
Accrued interest payable	591	591	591	-	-	959	959	959	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at June 30, 2022 and December 31, 2021.

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

Mortgage Banking

The mortgage banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 26 states with the ability to lend in 48 states.

Presented below is the segment information:

	As of or for the three months ended June 30, 2022
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$13,710	$370	$1	$14,081
Provision (credit) for credit losses	(41)	89	-	48
Net interest income after provision for credit losses	13,751	281	1	14,033

Noninterest income:	1,640	30,126	(528)	31,238

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,596	21,311	(114)	25,793
Occupancy, office furniture and equipment	876	1,180	-	2,056
Advertising	244	718	-	962
Data processing	531	613	-	1,144
Communications	63	195	-	258
Professional fees	118	222	9	349
Real estate owned	-	-	-	-
Loan processing expense	-	1,134	-	1,134
Other	1,006	2,733	(385)	3,354
Total noninterest expenses	7,434	28,106	(490)	35,050
Income (loss) before income taxes (benefit)	7,957	2,301	(37)	10,221
Income tax expense (benefit)	1,658	578	(5)	2,231
Net income (loss)	$6,299	$1,723	$(32)	$7,990

Total Assets	$1,896,227	$269,584	$(224,714)	$1,941,097

	As of or for the three months ended June 30, 2021
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$14,517	$(251)	$11	$14,277
Provision (credit) for loan losses	(750)	-	-	(750)
Net interest income (expense) after provision for loan losses	15,267	(251)	11	15,027

Noninterest income:	1,630	50,556	(142)	52,044

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,874	29,170	(118)	33,926
Occupancy, office furniture and equipment	887	1,406	-	2,293
Advertising	260	651	-	911
Data processing	466	443	5	914
Communications	86	240	-	326
Professional fees	198	361	10	569
Real estate owned	-	-	-	-
Loan processing expense	-	1,200	-	1,200
Other	461	2,678	19	3,158
Total noninterest expenses	7,232	36,149	(84)	43,297
Income (loss) before income taxes	9,665	14,156	(47)	23,774
Income tax expense (benefit)	2,128	3,761	(9)	5,880
Net income (loss)	$7,537	$10,395	$(38)	$17,894

Total Assets	$2,135,895	$406,534	$(340,476)	$2,201,953

	As of or for the six months ended June 30, 2022
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$25,362	$553	$30	$25,945
Provision (credit) for credit losses	(181)	153	-	(28)
Net interest income (expense) after provision for credit losses	25,543	400	30	25,973

Noninterest income:	3,072	58,730	(746)	61,056

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	9,808	41,749	(229)	51,328
Occupancy, office furniture and equipment	1,813	2,431	-	4,244
Advertising	471	1,396	-	1,867
Data processing	1,139	1,201	6	2,346
Communications	157	441	-	598
Professional fees	232	560	18	810
Real estate owned	5	-	-	5
Loan processing expense	-	2,565	-	2,565
Other	1,606	5,042	(427)	6,221
Total noninterest expenses	15,231	55,385	(632)	69,984
Income (loss) before income taxes (benefit)	13,384	3,745	(84)	17,045
Income tax expense (benefit)	2,825	955	(17)	3,763
Net income (loss)	$10,559	$2,790	$(67)	$13,282

	As of or for the six months ended June 30, 2021
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$28,764	$(601)	$66	$28,229
Provision (credit) for loan losses	(1,850)	30	-	(1,820)
Net interest income (expense) after provision for loan losses	30,614	(631)	66	30,049

Noninterest income:	2,873	105,591	(221)	108,243

Noninterest expenses:				-
Compensation, payroll taxes, and other employee benefits	9,849	58,432	(232)	68,049
Occupancy, office furniture and equipment	1,912	2,946	-	4,858
Advertising	469	1,266	-	1,735
Data processing	977	897	11	1,885
Communications	205	452	-	657
Professional fees	392	(163)	25	254
Real estate owned	(12)	-	-	(12)
Loan processing expense	-	2,535	-	2,535
Other	901	5,359	76	6,336
Total noninterest expenses	14,693	71,724	(120)	86,297
Income (loss) before income taxes	18,794	33,236	(35)	51,995
Income tax expense (benefit)	3,914	8,857	(14)	12,757
Net income (loss)	14,880	24,379	(21)	39,238

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

●	technological changes that may be more difficult or expensive than expected;
●	the ability of third-party providers to perform their obligations to us;
●	the effects of any federal government shutdown;
●	the effects of global or national war, conflict or acts of terrorism;
●	the ability of the U.S. Government to manage federal debt limits;
●	significant increases in our loan losses; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and six months ended June 30, 2022 and 2021 and the financial condition as of June 30, 2022 compared to the financial condition as of December 31, 2021.

As described in the notes to the unaudited consolidated financial statements, we have two reportable segments: community banking and mortgage banking. The community banking segment provides consumer and business banking products and services to customers primarily within Southeastern Wisconsin. Consumer products include loan products, deposit products, and personal investment services. Business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts.  The mortgage banking segment, which is conducted by offices in 26 states through Waterstone Mortgage Corporation, consists of originating residential mortgage loans primarily for sale in the secondary market.

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and six months ended June 30, 2022 and 2021, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Significant Items

There were no significant items that impacted earnings for the three and six months ended June 30, 2022 and 2021.

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

Comparison of Community Banking Segment Results of Operations for the Three Months Ended June 30, 2022 and 2021

Net income totaled $6.3 million for the three months ended June 30, 2022 compared to $7.5 million for the three months ended June 30, 2021. Net interest income decreased $807,000 to $13.7 million for the three months ended June 30, 2022 compared to $14.5 million for the three months ended June 30, 2021.  Interest income on loans decreased as replacement rates and average balances were lower than in the prior year. Offsetting the decrease in interest income on loans, interest expense on deposits decreased as replacement rates decreased and interest income on mortgage-related securities increased due to the increase in the average balance.

There was a negative provision for credit losses of $41,000 for the three months ended June 30, 2022 compared to a $750,000 negative provision for loan losses for the three months ended June 30, 2021. The negative provision for credit losses of $41,000 consisted of a $170,000 provision related to loans and a $211,000 of negative provision related to unfunded commitments for the three months ended June 30, 2022. During the three months ended June 30, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors.

Total noninterest income increased $10,000 to $1.6 million during the three months ended June 30, 2022 due primarily to an increase in bank owned life insurance offset as interest rates increased offset by a decrease in service fee on deposits.

Compensation, payroll taxes, and other employee benefits expense decreased $278,000 to $4.6 million primarily due to a decrease in health insurance expense and Employee Stock Ownership Plan expense as the average stock price decreased compared to the quarter ending June 30, 2021. Other noninterest expense increased $545,000 to $1.0 million as certain loan-related expenses increased.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2022 and 2021

Net income totaled $1.7 million for the three months ended June 30, 2022 compared to $10.4 million for the three months ended June 30, 2021. We originated $778.8 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended June 30, 2022, which represents a decrease of $286.4 million, or 26.9%, from the $1.06 billion originated during the three months ended June 30, 2021. The decrease in loan production volume was driven by a $187.3 million, or 71.5%, decrease in refinance products as mortgage rates have increased. Mortgage purchase products decreased $99.1 million, or 12.3%, due to inventory constraints in the market and as interest rates have increased. Total mortgage banking noninterest income decreased $20.4 million, or 40.4%, to $30.1 million during the three months ended June 30, 2022 compared to $50.6 million during the three months ended June 30, 2021.  The decrease in mortgage banking noninterest income was related to a 26.9% decrease in volume and a 21.8% decrease in gross margin on loans originated and sold for the three months ended June 30, 2022 compared to June 30, 2021.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 90.4% of total originations during the three months ended June 30, 2022, compared to 75.4% of total originations during the three months ended June 30, 2021, respectively, as refinance demand decelerated due to an increase in interest rates over the past year.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 25.7% and 74.3% of all loan originations, respectively, during the three months ended June 30, 2022, compared to 24.7% and 75.3% of all loan originations, respectively, during the three months ended June 30, 2021.

Total compensation, payroll taxes and other employee benefits decreased $7.9 million, or 26.9%, to $21.3 million for the three months ended June 30, 2022 compared to $29.2 million for the three months ended June 30, 2021. The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased. Other noninterest expense increased $55,000 to $2.7 million during the quarter ended June 30, 2022. The increase related to an increase in provision of loan sale losses offset by a decrease in mortgage servicing rights amortization expense. During the quarter ended June 30, 2022, the segment opened five new branches.  Direct start up expenses related to these branches totaled approximately $510,000 for the quarter ended June 30, 2022.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended June 30,
	2022	2021
	(Dollars In Thousands, except per share amounts)

Net income	$7,990	$17,894
Earnings per share - basic	0.36	0.75
Earnings per share - diluted	0.36	0.74
Annualized return on average assets	1.61%	3.25%
Annualized return on average equity	7.93%	16.49%

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

	Three months ended June 30,
	2022			2021
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,433,452	$14,546	4.07%	$1,655,078	16,480	3.99%
Mortgage related securities(2)	168,000	821	1.96%	100,056	486	1.95%
Debt securities, federal funds sold and short-term investments(2) (3)	269,823	1,092	1.62%	308,105	944	1.23%
Total interest-earning assets	1,871,275	16,459	3.53%	2,063,239	17,910	3.48%

Noninterest-earning assets	117,248			143,375
Total assets	$1,988,523			$2,206,614

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$70,674	15	0.09%	$63,610	12	0.08%
Money market and savings accounts	412,321	193	0.19%	350,270	205	0.23%
Time deposits	584,244	543	0.37%	690,196	861	0.50%
Total interest-bearing deposits	1,067,239	751	0.28%	1,104,076	1,078	0.39%
Borrowings	326,068	1,584	1.95%	480,054	2,469	2.06%
Total interest-bearing liabilities	1,393,307	2,335	0.67%	1,584,130	3,547	0.90%

Noninterest-bearing liabilities
Non interest-bearing deposits	154,070			141,648
Other noninterest-bearing liabilities	36,962			45,658
Total noninterest-bearing liabilities	191,032			187,306
Total liabilities	1,584,339			1,771,436
Equity	404,184			435,178
Total liabilities and equity	$1,988,523			$2,206,614

Net interest income / Net interest rate spread (4)		14,124	2.86%		14,363	2.58%
Less: taxable equivalent adjustment		43	0.01%		86	0.01%
Net interest income, as reported		$14,081	2.85%		14,277	2.57%
Net interest-earning assets (5)	$477,968			$479,109
Net interest margin (6)			3.02%			2.78%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a fully tax equivalent basis			3.03%			2.79%
Average interest-earning assets to average interest-bearing liabilities			134.30%			130.24%

__________

(1)	Interest income includes net deferred loan fee amortization income of $187,000 and $494,000 for the three months ended June 30, 2022 and 2021, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended June 30, 2022 and 2021. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.56% and 1.12% for the three months ended June 30, 2022 and 2021, respectively.

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

	Three months ended June 30,
	2022 versus 2021
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(2,256)	$322	$(1,934)
Mortgage related securities(3)	332	3	335
Other earning assets(3) (4)	(129)	277	148
Total interest-earning assets	(2,053)	602	(1,451)

Interest expense:
Demand accounts	1	2	3
Money market and savings accounts	86	(98)	(12)
Time deposits	(120)	(198)	(318)
Total interest-bearing deposits	(33)	(294)	(327)
Borrowings	(738)	(147)	(885)
Total interest-bearing liabilities	(771)	(441)	(1,212)
Net change in net interest income	$(1,282)	$1,043	$(239)

______________

(1)	Interest income includes net deferred loan fee amortization income of $187,000 and $494,000 for the three months ended June 30, 2022 and 2021, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended June 30, 2022 and June 30, 2021.

Net interest income decreased $196,000, or 1.4%, to $14.1 million during the three months ended June 30, 2022 compared to $14.3 million during the three months ended June 30, 2021.

●

Interest income on loans decreased $1.9 million, or 11.7%, to $14.5 million due primarily to a $221.6 million, or 13.4%, decrease in average loans as payoffs continued to outpace originations as interest rates are increasing. This decrease was partially offset by an eight basis point increase in average yield on loans as interest rates continue to increase over the past year. The decrease in average loan balance was driven by a decrease of $72.1 million, or 5.5%, in the average balance of loans held in portfolio along with a $149.6 million, or 44.5%, decrease in the average balance of loans held for sale.

●

Interest expense on time deposits decreased $318,000, or 36.9%, to $543,000 primarily due to a 13 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $106.0 million compared to the prior year period.

●

Interest expense on money market, savings, and escrow accounts decreased $12,000, or 5.9%, to $193,000 due primarily to a four basis point decrease in average cost of money market, savings, and escrow accounts. Partially offsetting the decrease in average cost, the average balance increased $62.1 million.

●

Interest expense on borrowings decreased $885,000, or 35.8%, to $1.6 million due to a $154.0 million decrease in the average balance of borrowings during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as $200.0 million in long-term FHLB borrowings were paid off since June 30, 2021. Additionally, the cost of borrowings decreased 11 basis points to 1.95% during the three months ended June 30, 2022, compared to 2.06% during the three months ended June 30, 2021.

Provision for Credit Losses

There was a provision for credit losses of $48,000 for the three months ended June 30, 2022 compared to a $750,000 negative provision for loan losses for the three months ended June 30, 2021. The $48,000 provision for credit losses consisted of a $259,000 provision related to loans and a $211,000 of negative provision related to unfunded commitments for the three months ended June 30, 2022. During the three months ended June 30, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors.

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

Noninterest Income

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(Dollars In Thousands)

Service charges on loans and deposits	$666	$657	$9	1.4%
Increase in cash surrender value of life insurance	724	684	40	5.8%
Mortgage banking income	29,410	49,649	(20,239)	(40.8)%
Other	438	1,054	(616)	(58.4)%
Total noninterest income	$31,238	$52,044	$(20,806)	(40.0)%

Total noninterest income decreased $20.8 million, or 40.0%, to $31.2 million during the three months ended June 30, 2022 compared to $52.0 million during the three months ended June 30, 2021. The decrease resulted primarily from a decrease in mortgage banking noninterest income and other income.

●	The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $307.5 million, or 29.1%, to $747.7 million during the three months ended June 30, 2022 compared to $1.06 billion during the three months ended June 30, 2021. Gross margin on loans originated and sold decreased 21.8% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2022 and 2021" above for additional discussion of the decrease in mortgage banking income.
●	The decrease in other noninterest income was due primarily to a decrease in mortgage servicing fee income as the Company sold mortgage servicing rights related to $1.24 billion in loans serviced for third parties during third quarter 2021. As of June 30, 2022 and June 30, 2021, the Company maintained servicing rights related to $340.5 million and $1.37 billion, respectively, in loans previously sold to third parties.

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(Dollars In Thousands)

Compensation, payroll taxes, and other employee benefits	$ 25,793	$ 33,926	$ (8,133)	(24.0)%
Occupancy, office furniture, and equipment	2,056	2,293	(237)	(10.3)%
Advertising	962	911	51	5.6%
Data processing	1,144	914	230	25.2%
Communications	258	326	(68)	(20.9)%
Professional fees	349	569	(220)	(38.7)%
Real estate owned	-	-	-	N/A
Loan processing expense	1,134	1,200	(66)	(5.5)%
Other	3,354	3,158	196	6.2%
Total noninterest expenses	$ 35,050	$ 43,297	$ (8,247)	(19.0)%

Total noninterest expenses decreased $8.2 million, or 19.0%, to $35.1 million during the three months ended June 30, 2022 compared to $43.3 million during the three months ended June 30, 2021.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $7.9 million, or 26.9%, to $21.3 million during the three months ended June 30, 2022. The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $278,000, or 5.7%, to $4.6 million during the three months ended June 30, 2022. The decrease was due primarily to a decrease in health insurance expense and Employee Stock Ownership Plan expense as the average stock price decreased.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $226,000 to $1.2 million during the three months ended June 30, 2022, primarily resulting from lower rent and depreciation expense.
●	Occupancy, office furniture and equipment expense at the community banking segment decreased $11,000 to $876,000 during the three months ended June 30, 2022. The increase was due primarily to decreased utilities expenses and computer equipment.
●	Advertising expense increased $51,000, or 5.6%, to $962,000 during the three months ended June 30, 2022. This was primarily due to marketing increases at the mortgage banking segment to attract customers as rates are higher than in the prior year. Advertising at the community banking segment decreased as customer promotions slowed.
●

Data processing expense increased $230,000, or 25.2%, to $1.1 million during the three months ended June 30, 2022. This was primarily due to increases at the community banking and mortgage banking segments for continued investments in technology and security.

●	Professional fees decreased $220,000 to $349,000 of income during the three months ended June 30, 2022. The decrease related to a decrease in legal fees, consulting fees, and audit expenses.
●	Other noninterest expense increased $196,000, or 6.2%, to $3.4 million during the three months ended June 30, 2022. The increase at the mortgage banking segment related to an increase in provision of loan sale losses offset by a decrease in mortgage servicing rights amortization expense. The increase at the community banking segment was due to an increase in certain loan related expenses.

Income Taxes

Income tax expense totaled $2.2 million for the three months ended June 30, 2022 compared to $5.9 million during the three months ended June 30, 2021. Income tax expense was recognized on the statement of income during the three months ended June 30, 2022 at an effective rate of 21.8% of pretax income compared to 24.7% during the three months ended June 30, 2021. The decrease in the effective rate reflects an increase of permanent deductions relative to the amount of pretax income and additionally the 2022 rate reflects the lower state tax apportionment based on the final 2020 tax returns.

Comparison of Community Banking Segment Results of Operations for the Six Months Ended June 30, 2022 and 2021

Net income totaled $10.6 million for the six months ended June 30, 2022 compared to $14.9 million for the six months ended June 30, 2021. Net interest income decreased $3.4 million to $25.4 million for the six months ended June 30, 2022 compared to $28.8 million for the six months ended June 30, 2021.  Interest income on loans decreased as replacement rates and average balances were lower than in the prior year. Offsetting the decrease in interest income on loans, interest expense on deposits decreased as replacement rates decreased and interest income on mortgage-related securities increased due to the increase in the average balance.

There was a negative provision for credit losses of $181,000 for the six months ended June 30, 2022 compared to a $1.9 million negative provision for loan losses for the six months ended June 30, 2021. The negative provision for credit losses of $181,000 consisted of a $187,000 provision related to loans and a $368,000 of negative provision related to unfunded commitments for the six months ended June 30, 2022. During the six months ended June 30, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors.

Total noninterest income increased $199,000, or 6.9%, to $3.1 million due primarily to an increase in a gain from death benefit received on one bank owned life insurance policy and an increase in bank owned life insurance as interest rates increased during the six months ended June 30, 2022,offset by a decrease in service fee on deposits.

Compensation, payroll taxes, and other employee benefits expense decreased $41,000 to $9.8 million primarily due to a decrease in ESOP expense compared to the six months ended June 30, 2021. Other noninterest expense increased $705,000 to $1.6 million as certain loan-related expenses increased.

Comparison of Mortgage Banking Segment Results of Operations for the Six Months Ended June 30, 2022 and 2021

Net income totaled $2.8 million for the six months ended June 30, 2022 compared to $24.4 million for the six months ended June 30, 2021. We originated $1.49 billion in mortgage loans held for sale (including sales to the community banking segment) during the six months ended June 30, 2022, which represents a decrease of $693.0 million, or 31.8%, from the $2.18 billion originated during the six months ended June 30, 2021. The decrease in loan production volume was driven by a $516.0 million, or 68.7%, decrease in refinance products as mortgage rates have increased. Mortgage purchase products decreased $177.1 million, or 12.4%, due to inventory constraints in the market and as interest rates have increased. Total mortgage banking noninterest income decreased $46.9 million, or 44.4%, to $58.7 million during the six months ended June 30, 2022 compared to $105.6 million during the six months ended June 30, 2021.  The decrease in mortgage banking noninterest income was related to a 31.8% decrease in volume and a 19.8% decrease in gross margin on loans originated and sold for the six months ended June 30, 2022 compared to June 30, 2021.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 84.1% of total originations during the six months ended June 30, 2022, compared to 65.5% of total originations during the six months ended June 30, 2021, respectively, as refinance demand decelerated due to an increase in interest rates over the past year.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 25.1% and 74.9% of all loan originations, respectively, during the six months ended June 30, 2022, compared to 22.8% and 77.2% of all loan originations, respectively, during the six months ended June 30, 2021.

Total compensation, payroll taxes and other employee benefits decreased $16.7 million, or 28.6%, to $41.7 million for the six months ended June 30, 2022 compared to $58.4 million for the six months ended June 30, 2021.  The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased. Other noninterest expense decreased $317,000 to $5.0 million during the six months ended June 30, 2022 compared to $5.4 million during the six months ended June 30, 2021. The $317,000 decrease related to a decrease in the amortization expense on mortgage servicing rights due to the bulk sale of mortgage servicing rights during the third quarter of 2021.

Consolidated Waterstone Financial, Inc. Results of Operations

	Six months ended June 30,
	2022	2021
	(Dollars In Thousands, except per share amounts)

Net income	$13,282	$39,238
Earnings per share - basic	0.59	1.65
Earnings per share - diluted	0.58	1.64
Annualized return on average assets	1.30%	3.62%
Annualized return on average equity	6.42%	18.49%

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

	Six months ended June 30,
	2022			2021
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,397,855	$28,046	4.05%	$1,656,543	$33,083	4.03%
Mortgage related securities(2)	153,512	1,423	1.87%	95,283	977	2.07%
Debt securities, federal funds sold and short-term investments(2) (3)	393,781	2,080	1.07%	291,111	1,873	1.30%
Total interest-earning assets	1,945,148	31,549	3.27%	2,042,937	35,933	3.55%

Noninterest-earning assets	122,986			145,565
Total assets	$2,068,134			$2,188,502

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$70,208	29	0.08%	$59,603	22	0.07%
Money market and savings accounts	408,389	403	0.20%	332,443	452	0.27%
Time deposits	597,390	1,098	0.37%	697,911	2,121	0.61%
Total interest-bearing deposits	1,075,987	1,530	0.29%	1,089,957	2,595	0.48%
Borrowings	382,845	3,971	2.09%	481,353	4,969	2.08%
Total interest-bearing liabilities	1,458,832	5,501	0.76%	1,571,310	7,564	0.97%

Noninterest-bearing liabilities
Non interest-bearing deposits	153,488			140,056
Other noninterest-bearing liabilities	38,426			49,204
Total noninterest-bearing liabilities	191,914			189,260
Total liabilities	1,650,746			1,760,570
Equity	417,388			427,932
Total liabilities and equity	$2,068,134			$2,188,502

Net interest income / Net interest rate spread (4)		26,048	2.51%		28,369	2.58%
Less: taxable equivalent adjustment		103	0.01%		140	0.02%
Net interest income, as reported		$25,945	2.50%		$28,229	2.56%
Net interest-earning assets (5)	$486,316			$471,627
Net interest margin (6)			2.69%			2.79%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a fully tax equivalent basis			2.70%			2.80%
Average interest-earning assets to average interest-bearing liabilities			133.34%			130.01%

__________

(1)	Interest income includes net deferred loan fee amortization income of $382,000 and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the six months ended June 30, 2022 and 2021. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.01% and 1.20% for the six months ended June 30, 2022 and 2021, respectively.

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

	Six months ended June 30,
	2022 versus 2021
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(5,190)	$153	$(5,037)
Mortgage related securities(3)	530	(84)	446
Other earning assets(3) (4)	586	(379)	207
Total interest-earning assets	(4,074)	(310)	(4,384)

Interest expense:
Demand accounts	4	3	7
Money market and savings accounts	243	(292)	(49)
Time deposits	(273)	(750)	(1,023)
Total interest-bearing deposits	(26)	(1,039)	(1,065)
Borrowings	(1,022)	24	(998)
Total interest-bearing liabilities	(1,048)	(1,015)	(2,063)
Net change in net interest income	$(3,026)	$705	$(2,321)

______________

(1)	Interest income includes net deferred loan fee amortization income of $382,000 and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the six months ended June 30, 2022 and June 30, 2021.

Net interest income decreased $2.3 million, or 8.1%, to $25.9 million during the six months ended June 30, 2022 compared to $28.2 million during the six months ended June 30, 2021.

●

Interest income on loans decreased $5.0 million, or 15.2%, to $28.0 million during the six months ended June 30, 2022 compared to $33.1 million during the six months ended June 30, 2021 due primarily to a $258.7 million, or 15.6%, decrease in average loans as payoffs continue to outpace originations as interest rates are increasing. This decrease was partially offset by an two basis point increase in average yield on loans as interest rates continue to increase over the past year. The decrease in average loan balance was driven by an decrease of $107.3 million, or 8.0%, in the average balance of loans held in portfolio along with a $151.3 million, or 46.8%, decrease in the average balance of loans held for sale.

●

Interest expense on time deposits decreased $1.0 million, or 48.2%, to $1.1 million primarily due to a 24 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $100.5 million compared to the prior year period.

●

Interest expense on money market, savings, and escrow accounts decreased $49,000, or 10.8%, to $403,000 due primarily to a seven basis point decrease in average cost of money market, savings, and escrow accounts. Partially offsetting the decrease in average cost, the average balance increased $75.9 million.

●

Interest expense on borrowings decreased $998,000, or 20.1%, to $4.0 million due to a $98.5 million decrease in the average balance of borrowings during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as $200.0 million in long-term FHLB borrowings were paid off during the six months ended June 30, 2022.

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

There was a negative provision for credit losses of $28,000 for the six months ended June 30, 2022 compared to a $1.8 negative provision for loan losses for the six months ended June 30, 2021. The $28,000 negative provision for credit losses consisted of a $340,000 provision related to loans and a $368,000 of negative provision related to unfunded commitments for the six months ended June 30, 2022. During the six months ended June 30, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors.

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

Noninterest Income

	Six months ended June 30,
	2022	2021	$ Change	% Change
Service charges on loans and deposits	$1,176	$1,347	$(171)	(12.7)%
Increase in cash surrender value of life insurance	1,040	985	55	5.6%
Mortgage banking income	57,685	104,040	(46,355)	(44.6)%
Other	1,155	1,871	(716)	(38.3)%
Total noninterest income	$61,056	$108,243	$(47,187)	(43.6)%

Total noninterest income decreased $47.2 million, or 43.6%, to $61.1 million during the six months ended June 30, 2022 compared to $108.2 million during the six months ended June 30, 2021. The decrease resulted primarily from an decrease in mortgage banking noninterest income.

●

The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $718.5 million, or 33.2%, to $1.45 billion during the six months ended June 30, 2022 compared to $2.16 billion during the six months ended June 30, 2021. Gross margin on loans originated and sold decreased 19.8% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Six Months Ended June 30, 2022 and 2021" above for additional discussion of the decrease in mortgage banking income.

●

The decrease in other noninterest income was due primarily to a decrease in mortgage servicing fee income as the Company sold mortgage servicing rights related to $1.24 billion in loans serviced for third parties during third quarter 2021. As of June 30, 2022 and June 30, 2021, the Company maintained servicing rights related to $340.5 million and $1.37 billion, respectively, in loans previously sold to third parties. Offsetting the decreases, there was a $340,000 increase in gain from death benefit received on one bank owned life insurance policy during the six months ended June 30, 2022 compared to none during the six months ended June 30, 2021

Noninterest Expenses

	Six months ended June 30,
	2022	2021	$ Change	% Change
Compensation, payroll taxes, and other employee benefits	$51,328	$68,049	$(16,721)	(24.6)%
Occupancy, office furniture, and equipment	4,244	4,858	(614)	(12.6)%
Advertising	1,867	1,735	132	7.6%
Data processing	2,346	1,885	461	24.5%
Communications	598	657	(59)	(9.0)%
Professional fees	810	254	556	218.9%
Real estate owned	5	(12)	17	(141.7)%
Loan processing expense	2,565	2,535	30	1.2%
Other	6,221	6,336	(115)	(1.8)%
Total noninterest expenses	$69,984	$86,297	$(16,313)	(18.9)%

Total noninterest expenses decreased $16.3 million, or 18.9%, to $70.0 million during the six months ended June 30, 2022 compared to $86.3 million during the six months ended June 30, 2021.

●

Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $16.7 million, or 28.6%, to $41.7 million during the six months ended June 30, 2022. The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased.

●

Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $41,000, or 0.4%, to $9.8 million during the six months ended June 30, 2022. The increase was primarily due to a decrease in ESOP expense as the average stock average price has decreased compared to the quarter ending June 30, 2021, offset by an increase in health insurance expense and salaries due to annual raises.

●

Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $515,000, or 17.5%, to $2.4 million during the six months ended June 30, 2022, primarily resulting from lower rent and depreciation expense.

●

Occupancy, office furniture and equipment expense at the community banking segment decreased $99,000, or 5.2%, to $1.8 million during the six months ended June 30, 2022. The decrease was due primarily to decreased snow removal expense and repairs expense.

●

Advertising expense increased $132,000, or 7.6%, to $1.9 million during the six months ended June 30, 2022. This was primarily due to an increase at the mortgage banking segment in an effort to increase new customers.

●

Data processing expense increased $461,000, or 24.5%, to $2.3 million during the six months ended June 30, 2022. This was primarily due to increases at the community banking and mortgage banking segments for continued investments in technology and security.

●

Professional fees increased $556,000,  218.9%, to $810,000 during the six months ended June 30, 2022. The increase related to receiving a countersuit settlement at the mortgage banking segment during the six months ended June 30, 2021.

●

Other noninterest expense decreased $115,000, or 1.8%, to $6.2 million during the six months ended June 30, 2022.   The decrease at the mortgage banking segment related to a decrease in the amortization expense on mortgage servicing rights due to the bulk sale of mortgage servicing rights during the third quarter of 2021. Offsetting the decrease at the mortgage banking segment, other noninterest expenses increased at the community banking segment as certain loan expenses increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Income Taxes

Income tax expense decreased $9.0  million, or 70.5% , to $3.8 million for the six months ended June 30, 2022 compared to $12.8 million during the six months ended June 30, 2021. Income tax expense was recognized on the statement of income during the six months ended June 30, 2022 at an effective rate of 22.1% of pretax income compared to 24.5% during the six months ended June 30, 2021. The decrease in the effective rate reflects an increase of permanent deductions relative to the amount of pretax income and additionally the 2022 rate reflects the lower state tax apportionment based on the final 2020 tax returns.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets – Total assets decreased by $274.8 million, or 12.4%, to $1.94 billion at June 30, 2022 from $2.22 billion at December 31, 2021. The decrease in total assets primarily reflects a decrease in cash and cash equivalents and loans held for sale, partially offset by an increase in loans held for investment, securities available for sale and other assets. The total assets decrease reflects liability decreases in deposits and borrowings.

Cash and Cash Equivalents – Cash and cash equivalents decreased  $254.5 million, or 67.6%, to $122.2 million at June 30, 2022, compared to $376.7  million at December 31, 2021.  The decrease in cash and cash equivalents primarily reflects the increases in loans held for investment, securities available for sale and decrease of funding sources from deposits and borrowings.

Securities Available for Sale – Securities available for sale increased $21.5 million to $200.5 million at June 30, 2022. The increase was primarily due to purchases of mortgage-related securities as the interest rates continue to rise. The purchases are exceeding security paydowns for the year and maturities of debt securities.

Loans Held for Sale - Loans held for sale decreased $106.0 million to $206.7 million at June 30, 2022 due to the decrease of refinancing and purchase activity resulting from the increase in mortgage rates.

Loans Receivable - Loans receivable held for investment increased $70.8 million to $1.28 billion at June 30, 2022. The increase in total loans receivable was attributable to increases in each of the one- to four-family, multi-family, and commercial real estate loan categories.

The following table shows loan originations during the periods indicated.

	For the
	Six months ended June 30,
	2022	2021
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$66,720	$29,685
Multi-family	156,501	55,029
Home equity	174	3,225
Construction and land	1,729	3,051
Commercial real estate	59,182	16,913
Total real estate loans originated for investment	284,306	107,903
Consumer loans originated for investment	46	23
Commercial business loans originated for investment	2,985	19,908
Total loans originated for investment	$287,337	$127,834

Allowance for Credit Losses - Loans - The allowance for loan losses increased $1.5 million to $17.3 million at June 30, 2022. The increase primarily resulted from the CECL model adoption on January 1, 2022.  The CECL calculation resulted in an opening balance adjustment of $430,000 to increase the allowance for credit losses. Additionally, net recoveries totaled $723,000 for the six months ended June 30, 2022. With the adoption of CECL, estimated recoveries may be accounted for within the calculation and do not impact the provision for credit losses line item when cash is received.

There was a provision for credit losses - loans of $340,000 for the six months ended June 30, 2022. During the six months ended June 30, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $3.2 million to $48.4 million at June 30, 2022. The increase was primarily due to an increase in funding receivable on loans sold at the mortgage banking segment and deferred taxes increased as unrealized losses on available for sale securities increased due to rising interest rates.

Deposits – Total deposits decreased $20.2 million to $1.21 billion at June 30, 2022.  The decrease was driven by a decrease of $38.7 million in time deposits offset by an increase of $15.6 million in demand deposits and $2.9 million in money market and savings deposits.

Borrowings – Total borrowings decreased $196.0 million, or 41.1%, to $281.1 million at June 30, 2022. The community banking segment paid off $200.0 million in long-term FHLB borrowings. External short-term borrowings at the mortgage banking segment increased a total of $4.0 million at June 30, 2022 from December 31, 2021.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $13.2 million to $17.3 million at June 30, 2022. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $25.4 million to $43.1 million at June 30, 2022. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition. These amounts remain classified as other liabilities until settled. Additionally, other liabilities decreased due to the payment of the special dividend in the first quarter.

Shareholders’ Equity – Shareholders' equity decreased $46.4 million to $386.4 million at June 30, 2022.  Shareholders' equity decreased primarily due to the declaration of dividends, a decrease in the fair value of the security portfolio, the repurchase of stock and the adoption of CECL. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.

ASSET QUALITY

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2022	2021
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$7,404	$5,420
Over four-family	-	128
Home equity	89	26
Construction and land	-	-
Commercial real estate	-	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	7,493	5,574

Real estate owned
Construction and land	148	148
Total real estate owned	148	148
Total nonperforming assets	$7,641	$5,722

Total non-accrual loans to total loans, net	0.59%	0.46%
Total non-accrual loans to total assets	0.39%	0.25%
Total nonperforming assets to total assets	0.39%	0.26%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Six Months
	Ended June 30,
	2022	2021
	(In Thousands)

Balance at beginning of period	$5,574	$5,560
Additions	2,774	997
Transfers to real estate owned	-	-
Charge-offs	-	-
Returned to accrual status	(20)	(1,359)
Principal paydowns and other	(835)	(846)
Balance at end of period	$7,493	$4,352

Total non-accrual loans increased by $1.9 million, or 34.4%, to $7.5 million as of June 30, 2022 compared to $5.6 million as of December 31, 2021.  The ratio of non-accrual loans to total loans receivable was 0.59% at June 30, 2022 compared to 0.46% at December 31, 2021.  During the six months ended June 30, 2022, $2.8 million in loans were placed on non-accrual status. Offsetting this activity, $835,000 in principal payments were received during the six months ended June 30, 2022.

Of the $7.5 million in total non-accrual loans as of June 30, 2022, $5.9 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $30,000 in cumulative partial net charge-offs have been recorded over the life of these loans as of June 30, 2022.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  There were no specific reserves as of June 30, 2022.  The remaining $1.6 million of non-accrual loans were reviewed on an aggregate basis as of June 30, 2022.
.

The outstanding principal balance of our five largest non-accrual loans as of June 30, 2022 totaled $4.5 million, which represents 59.7% of total non-accrual loans as of that date.  These five loans have not had any cumulative life-to-date net charge-offs and no specific specific reserve was deemed necessary based on net realizable collateral value with respect to these five loans as of June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, there were no loans 90 or more days past due and still accruing interest.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of June 30, 2022
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$-	$2,045	$2,045
	$-	$2,045	$2,045

	As of December 31, 2021
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$-	$1,670	$1,670
Commercial real estate	1,222	-	1,222
Commercial	1,097	-	1,097
	$2,319	$1,670	$3,989

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At June 30,	At December 31,
	2022	2021
	(Dollars in Thousands)

Loans past due less than 90 days	$1,439	$2,694
Loans past due 90 days or more	6,233	4,368
Total loans past due	$7,672	$7,062

Total loans past due to total loans receivable	0.60%	0.59%

Past due loans increased by $610,000, or 8.6%, to $7.7 million at June 30, 2022 from $7.1 million at December 31, 2021.  Loans past due less than 90 days decreased by $1.3 million, or 46.6%, primarily in the one- to four-family loan category during the six months ended June 30, 2022. Loans past due 90 days or more increased by $1.9 million, or 42.7%, primarily in the one- to four-family loan category.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Six Months
	Ended June 30,
	2022	2021(1)
	(Dollars in Thousands)

Balance at beginning of period	$15,778	$18,823
Adoption	430	-
Provision (credit) for credit losses - loans	340	(1,820)
Charge-offs:
Mortgage
One- to four-family	65	39
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	5	-
Commercial	-	-
Total charge-offs	70	39
Recoveries:
Mortgage
One- to four-family	43	350
Multi family	726	35
Home Equity	10	8
Commercial real estate	2	2
Construction and land	12	51
Consumer	-	-
Commercial	-	-
Total recoveries	793	446
Net recoveries	(723)	(407)
Allowance at end of period	$17,271	$17,410

Ratios:
Allowance for credit losses to non-accrual loans at end of period	230.50%	400.05%
Allowance for credit losses to loans receivable at end of period	1.35%	1.34%
Net recoveries to average loans outstanding (annualized)	(0.12)%	(0.06)%
Current year provision (credit) for credit losses - loans to net recoveries	(47.03)%	447.17%
Net recoveries (annualized) to beginning of the year allowance	(9.24)%	(4.36)%

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The 2021 amount presented is calculated under the prior accounting standard.

The allowance for credit losses - loans increased $1.5 million to $17.3 million at June 30, 2022 from $15.8 million at December 31, 2021. The increase primarily resulted from the CECL model adoption on January 1, 2022.  The CECL calculation resulted in an opening balance adjustment of $430,000 to increase the allowance for credit losses. Additionally, net recoveries totaled $723,000 for the six months ended June 30, 2022. With the adoption of CECL, estimated recoveries may be accounted for within the calculation and do not impact the provision for credit losses line item when cash is received.

We had net recoveries of $723,000, or 0.12% of average loans annualized, for the six months ended June 30, 2022, compared to net recoveries of $407,000, or 0.06% of average loans annualized, for the six months ended June 30, 2021. Of the $723,000 in net recoveries during the six months ended June 30, 2022, the majority of the activity related to loans secured by multi-family loan categories.

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

During the six months ended June 30, 2022, primary uses of cash and cash equivalents included: $1.45 billion in funding loans held for sale, $70.0 to fund loans held for investment, $68.2 million for purchases of mortgage related securities, $195.0 million for payoffs of long-term borrowings, $21.8 million for cash dividends paid, $20.2 million for decrease in deposits, and $37.9 million for purchases of our common stock.

During the six months ended June 30, 2022, primary sources of cash and cash equivalents included: $1.59 billion in proceeds from the sale of loans held for sale, $17.4 million in principal repayments on mortgage related securities, $11.4 million in maturities of debt securities, $8.1 million in sales of FHLB stock, and $13.3 million in net income.

During the six months ended June 30, 2021, primary uses of cash and cash equivalents included: $2.16 billion in funding loans held for sale, $39.9 million for purchases of mortgage related securities, $33.1 million for short-term borrowings, $21.5 million for cash dividends paid, and $4.3 million to pay a legal settlement.

During the six months ended June 30, 2021, primary sources of cash and cash equivalents included: $2.32 billion in proceeds from the sale of loans held for sale, $79.1 million for net loan receivables decrease, $46.2 million from an increase in deposits, $21.1 million in principal repayments on mortgage related securities, $4.2 million in maturities of debt securities, and $39.2 million in net income.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2022 and 2021, respectively, $122.2 million and $228.7 million of our assets were invested in cash and cash equivalents.  At June 30, 2022, cash and cash equivalents were comprised of the following: $87.4 million in cash held at the Federal Reserve Bank and other depository institutions and $34.8 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts,  advances from the FHLB, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2022, we had $275.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, and 2029.  The 2027 advance has a contractual maturity date in December 2027. There are two advances that have contractual maturities in 2028.There are three advances with contractual maturities in 2029. The 2028 and 2029 advance maturities have quarterly call options currently available.

At June 30, 2022, we had outstanding commitments to originate loans receivable of $66.8 million.  In addition, at June 30, 2022, we had unfunded commitments under construction loans of $29.5 million, unfunded commitments under business lines of credit of $17.9 million and unfunded commitments under home equity lines of credit and standby letters of credit of $12.7 million.  At June 30, 2022, certificates of deposit scheduled to mature in one year or less totaled $494.6 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At June 30, 2022, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $57.2 million.

Capital

Shareholders' equity decreased $46.4 million to $386.4 million at June 30, 2022.  Shareholders' equity decreased primarily due to the declaration of dividends, a decrease in the fair value of the security portfolio, the repurchase of stock and the adoption of CECL. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.

The Company's Board of Directors authorized a stock repurchase program in the fourth quarter of 2021. As of June 30, 2022, the Company has 1.4 million shares remaining in the plan.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At June 30, 2022, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended June 30, 2022, we repaid $45.0 million in FHLB long-term debt. During the six months ended June 30, 2022, we repaid $195.0 million in FHLB long-term debt.

See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining maturities of our FHLB long-term debt.

Our commitments, contingent liabilities, and off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2022 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of June 30, 2022
Dollar Change	$(1,268)	(545)	(245)	(1,133)
Percentage Change	(2.20)%	(0.95)	(0.43)	(1.97)

At June 30, 2022, a 100 basis point instantaneous increase in interest rates had the effect of increasing forecast net interest income over the next 12 months by 8.08% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 5.56%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is set forth in Part I, Item 1, Note 9 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
April 1, 2022 - April 30, 2022	417,700	$18.08	417,700	2,350,217
May 1, 2022 - May 31, 2022	657,371	16.53	657,371	1,692,846
June 1, 2022 - June 30, 2022	342,333	16.87	342,333	1,350,513
Total	1,417,404	$17.07	1,417,404	1,350,513

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: August 3, 2022
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: August 3, 2022
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer