Form 10-Q
period 2022-09-30
Waterstone Financial, Inc.
filed 2022-11-02
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 22,190,271 at November 1, 2022.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2022	December 31, 2021
	(Dollars In Thousands, except share and per share data)
Assets
Cash	$37,231	$343,016
Federal funds sold	16,007	13,981
Interest-earning deposits in other financial institutions and other short term investments	19,703	19,725
Cash and cash equivalents	72,941	376,722
Securities available for sale (at fair value)	197,298	179,016
Loans held for sale (at fair value)	186,049	312,738
Loans receivable	1,354,465	1,205,785
Less: Allowance for credit losses ("ACL") - loans	17,452	15,778
Loans receivable, net	1,337,013	1,190,007

Office properties and equipment, net	21,491	22,273
Federal Home Loan Bank stock (at cost)	15,750	24,438
Cash surrender value of life insurance	66,099	65,368
Real estate owned, net	148	148
Prepaid expenses and other assets	78,262	45,148
Total assets	$1,975,051	$2,215,858

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$246,487	$214,409
Money market and savings deposits	346,960	392,314
Time deposits	593,681	626,663
Total deposits	1,187,128	1,233,386

Borrowings	319,951	477,127
Advance payments by borrowers for taxes	24,084	4,094
Other liabilities	67,714	68,478
Total liabilities	1,598,877	1,783,085
Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares at September 30, 2022 and at December 31, 2021, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at September 30, 2022 and at December 31, 2021, Issued and Outstanding - 22,318,471 at September 30, 2022 and 24,795,124 at December 31, 2021	223	248
Additional paid-in capital	130,731	174,505
Retained earnings	277,514	273,398
Unearned ESOP shares	(13,353)	(14,243)
Accumulated other comprehensive loss, net of taxes	(18,941)	(1,135)
Total shareholders’ equity	376,174	432,773
Total liabilities and shareholders’ equity	$1,975,051	$2,215,858

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In Thousands, except per share amounts)

Interest income:
Loans	$16,235	$16,131	$44,281	$49,214
Mortgage-related securities	903	471	2,326	1,448
Debt securities, federal funds sold and short-term investments	987	904	2,964	2,637
Total interest income	18,125	17,506	49,571	53,299
Interest expense:
Deposits	981	947	2,511	3,542
Borrowings	1,746	2,445	5,717	7,414
Total interest expense	2,727	3,392	8,228	10,956
Net interest income	15,398	14,114	41,343	42,343
Provision (credit) for credit losses	332	(700)	304	(2,520)
Net interest income after provision (credit) for credit losses	15,066	14,814	41,039	44,863
Noninterest income:
Service charges on loans and deposits	529	1,136	1,705	2,483
Increase in cash surrender value of life insurance	354	312	1,394	1,297
Mortgage banking income	26,064	46,547	83,749	150,587
Other	457	4,941	1,612	6,812
Total noninterest income	27,404	52,936	88,460	161,179
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	26,174	34,229	77,502	102,278
Occupancy, office furniture, and equipment	2,296	2,488	6,540	7,346
Advertising	1,137	835	3,004	2,570
Data processing	1,084	986	3,430	2,871
Communications	302	331	900	988
Professional fees	393	550	1,203	804
Real estate owned	1	1	6	(11)
Loan processing expense	1,120	1,135	3,685	3,670
Other	3,187	2,768	9,408	9,104
Total noninterest expenses	35,694	43,323	105,678	129,620
Income before income taxes	6,776	24,427	23,821	76,422
Income tax expense	1,506	5,427	5,269	18,184
Net income	$5,270	$19,000	$18,552	$58,238
Income per share:
Basic	$0.25	$0.80	$0.84	$2.45
Diluted	$0.25	$0.79	$0.83	$2.43
Weighted average shares outstanding:
Basic	21,342	23,785	22,193	23,790
Diluted	21,454	23,960	22,323	23,987

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In Thousands)
Net income	$5,270	$19,000	$18,552	$58,238

Other comprehensive loss, net of tax:
Net unrealized holding loss on available for sale securities:
Net unrealized holding loss arising during the period, net of tax benefit of $1,779, $262, $6,667 and $783, respectively	(4,753)	(696)	(17,806)	(2,093)
Total other comprehensive loss	(4,753)	(696)	(17,806)	(2,093)
Comprehensive income	$517	$18,304	$746	$56,145

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the nine months ended September 30, 2021
Balances at December 31, 2020	25,088	$251	$180,684	$245,287	$(15,430)	$2,326	$413,118

Comprehensive income:
Net income	-	-	-	58,238	-	-	58,238
Other comprehensive loss	-	-	-	-	-	(2,093)	(2,093)
Total comprehensive income							56,145

ESOP shares committed to be released to plan participants	-	-	682	-	890	-	1,572
Cash dividend, $1.10 per share	-	-	-	(26,209)	-	-	(26,209)
Proceeds from stock option exercises	187	2	2,041	-	-	-	2,043
Stock compensation expense	-	-	564	-	-	-	564
Purchase of common stock returned to authorized but unissued	(237)	(3)	(4,659)	-	-	-	(4,662)
Balances at September 30, 2021	25,038	$250	$179,312	$277,316	$(14,540)	$233	$442,571

	(In Thousands, except per share amounts)
For the nine months ended September 30, 2022
Balances at December 31, 2021	24,795	$248	$174,505	$273,398	$(14,243)	$(1,135)	$432,773

Comprehensive income:
Net income	-	-	-	18,552	-	-	18,552
Other comprehensive loss	-	-	-	-	-	(17,806)	(17,806)
Total comprehensive income							746

Adoption of new accounting pronouncement (see Note 1)	-	-	-	(1,392)	-	-	(1,392)
ESOP shares committed to be released to plan participants	-	-	557	-	890	-	1,447
Cash dividend, $0.60 per share	-	-	-	(13,044)	-	-	(13,044)
Proceeds from stock option exercises	47	-	372	-	-	-	372
Stock compensation expense	-	-	468	-	-	-	468
Purchase of common stock returned to authorized but unissued	(2,524)	(25)	(45,171)	-	-	-	(45,196)
Balances at September 30, 2022	22,318	$223	$130,731	$277,514	$(13,353)	$(18,941)	$376,174

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the three months ended September 30, 2021
Balances at June 30, 2021	25,213	$252	$182,346	$263,048	$(14,837)	$929	$431,738

Comprehensive income:
Net income	-	-	-	19,000	-	-	19,000
Other comprehensive loss	-	-	-	-	-	(696)	(696)
Total comprehensive income							18,304

ESOP shares committed to be released to Plan participants	-	-	227	-	297	-	524
Cash dividend, $0.20 per share	-	-	-	(4,732)	-	-	(4,732)
Stock compensation activity, net of tax	3	-	49	-	-	-	49
Stock compensation expense	-	-	194	-	-	-	194
Purchase of common stock returned to authorized but unissued	(178)	(2)	(3,504)	-	-	-	(3,506)
Balances at September 30, 2021	25,038	$250	$179,312	$277,316	$(14,540)	$233	$442,571

	(In Thousands, except per share amounts)
For the three months ended September 30, 2022
Balances at June 30, 2022	22,734	$227	$137,547	$276,444	$(13,650)	$(14,188)	$386,380
Comprehensive income:
Net income	-	-	-	5,270	-	-	5,270
Other comprehensive loss	-	-	-	-	-	(4,753)	(4,753)
Total comprehensive income							517

ESOP shares committed to be released to Plan participants	-	-	166	-	297	-	463
Cash dividend, $0.20 per share	-	-	-	(4,200)	-	-	(4,200)
Stock compensation activity, net of tax	9	-	126	-	-	-	126
Stock compensation expense	-	-	138	-	-	-	138
Purchase of common stock returned to authorized but unissued	(425)	(4)	(7,246)	-	-	-	(7,250)
Balances at September 30, 2022	22,318	$223	$130,731	$277,514	$(13,353)	$(18,941)	$376,174

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2022	2021
	(In Thousands)

Operating activities:
Net income	$18,552	$58,238
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	304	(2,520)
Depreciation, amortization, accretion	3,094	4,924
Deferred taxes	(361)	345
Stock based compensation	468	564
Origination of mortgage servicing rights	(2,030)	(5,301)
Proceeds on sales of mortgage servicing rights	-	12,448
Gain on sale of loans held for sale	(65,670)	(153,612)
Loans originated for sale	(2,117,010)	(3,212,967)
Proceeds on sales of loans originated for sale	2,309,369	3,442,624
Gain on death benefit on bank owned life insurance	(340)	-
(Increase) decrease in accrued interest receivable	(907)	715
Increase in cash surrender value of life insurance	(1,394)	(1,297)
(Increase) decrease in derivative assets	(24,248)	4,251
Decrease in accrued interest on deposits and borrowings	(118)	(200)
Decrease (increase) in prepaid tax expense	1,090	(959)
Legal settlement	-	(4,250)
Increase (decrease) in derivative liabilities	25,699	(5,140)
Net gain related to real estate owned	-	(12)
Gain on sale of mortgage servicing rights	-	(4,032)
Change in other assets and other liabilities, net	(11,301)	(10,147)
Net cash provided by operating activities	135,197	123,672

Investing activities:
Net (increase) decrease in loans receivable	(148,136)	148,790
Purchases of:
Debt securities	(2,080)	-
Mortgage related securities	(77,388)	(55,256)
Bank Owned Life Insurance	(180)	(180)
Premises and equipment	(641)	(656)
Proceeds from:
Principal repayments on mortgage-related securities	27,925	30,755
Maturities of debt securities	14,860	6,375
Sales of FHLB stock	8,688	2,282
Sales of real estate owned	-	183
Death benefit	1,183	-
Net cash (used in) provided by investing activities	(175,769)	132,293

Financing activities:
Net (decrease) increase in deposits	(46,258)	61,694
Net change in short-term borrowings	62,824	(33,074)
Repayment of long-term debt	(270,000)	-
Proceeds from long-term debt	50,000	-
Net change in advance payments by borrowers for taxes	11,097	8,157
Cash dividends on common stock	(26,048)	(26,276)
Purchase of common stock returned to authorized but unissued	(45,196)	(4,662)
Proceeds from stock option exercises	372	2,043
Net cash used in financing activities	(263,209)	7,882
(Decrease) increase in cash and cash equivalents	(303,781)	263,847
Cash and cash equivalents at beginning of period	376,722	94,767
Cash and cash equivalents at end of period	$72,941	$358,614

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$4,286	$18,796
Interest payments	8,110	10,756
Noncash activities:
Dividends declared but not paid in other liabilities	4,520	5,165

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2021 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three and nine months ended September 30, 2022 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

Impact of Recent Accounting Pronouncements

ASC Topic 326 "Financial Instruments - Credit Losses." Authoritative accounting guidance under ASC Topic 326, "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in historical GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale (AFS) debt securities should be recorded through an allowance for credit losses rather than a write-down.

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

Accounting Standards Adopted in 2022

The Company adopted ASC Topic 326 on January 1, 2022, and applied the standard’s provisions as a cumulative-effect adjustment to retained earnings, as of January 1, 2022 (i.e., modified retrospective approach). Upon adoption of the standard, the Company recorded a $430,000 increase to the allowance for credit losses and $1.4 million increase to the allowance for unfunded commitments, which resulted in a $1.4 million after-tax decrease to retained earnings as of January 1, 2022. The tax effect resulted in a $439,000 increase to deferred tax assets.

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

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	September 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$15,735	$3	$(1,821)	$13,917
Collateralized mortgage obligations:
Government sponsored enterprise issued	147,192	-	(19,144)	128,048
Private-label issued	9,299	-	(867)	8,432
Mortgage-related securities	172,226	3	(21,832)	150,397

Government sponsored enterprise bonds	2,500	-	(258)	2,242
Municipal securities	35,358	95	(1,995)	33,458
Other debt securities	12,500	-	(1,354)	11,146
Debt securities	50,358	95	(3,607)	46,846
Other securities	55	-	-	55
Total	$222,639	$98	$(25,439)	$197,298

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$19,133	$542	$(187)	$19,488
Collateralized mortgage obligations
Government sponsored enterprise issued	100,543	503	(1,744)	99,302
Private-label issued	2,913	30	-	2,943
Mortgage related securities	122,589	1,075	(1,931)	121,733

Government sponsored enterprise bonds	2,500	-	(52)	2,448
Municipal securities	42,295	1,206	(7)	43,494
Other debt securities	12,500	41	(1,200)	11,341
Debt securities	57,295	1,247	(1,259)	57,283
Total	$179,884	$2,322	$(3,190)	$179,016

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2022, $282,000 of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2021, $430,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2022 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$5,310	$5,288
Due after one year through five years	19,301	18,934
Due after five years through ten years	18,622	16,971
Due after ten years	7,125	5,653
Mortgage-related securities	172,226	150,397
Other securities	55	55
Total	$222,639	$197,298

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2022
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$8,903	$(672)	$4,634	$(1,149)	$13,537	$(1,821)
Collateralized mortgage obligations:
Government sponsored enterprise issued	81,831	(8,188)	46,217	(10,956)	128,048	(19,144)
Private-label issued	7,288	(867)	-	-	7,288	(867)
Government sponsored enterprise bonds	2,242	(258)	-	-	2,242	(258)
Municipal securities	25,578	(1,783)	503	(212)	26,081	(1,995)
Other debt securities	2,346	(154)	8,800	(1,200)	11,146	(1,354)
Total	$128,188	$(11,922)	$60,154	$(13,517)	$188,342	$(25,439)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$4,042	$(101)	$1,956	$(86)	$5,998	$(187)
Collateralized mortgage obligations:
Government sponsored enterprise issued	66,254	(1,589)	4,371	(155)	70,625	(1,744)
Government sponsored enterprise bonds	2,448	(52)	-	-	2,448	(52)
Municipal securities	1,471	(7)	-	-	1,471	(7)
Other debt securities	-	-	8,800	(1,200)	8,800	(1,200)
Total	$74,215	$(1,749)	$15,127	$(1,441)	$89,342	$(3,190)

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 202 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2022 and December 31, 2021, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three and nine months ended September 30, 2022 and September 30, 2021, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$361,943	$300,523
Multi-family	621,560	537,956
Home equity	11,020	11,012
Construction and land	61,125	82,588
Commercial real estate	278,864	250,676
Consumer	757	732
Commercial loans	19,196	22,298
Total	$1,354,465	$1,205,785

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

Qualifying loans receivable totaling $893.6 million and $886.7 million at September 30, 2022 and December 31, 2021, respectively, were pledged as collateral against $300.0 million and $475.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at September 30, 2022 and December 31, 2021.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $2.6 million as of September 30, 2022 and $2.5 million as of December 31, 2021.  None of these loans were past due or considered impaired as of September 30, 2022 or December 31, 2021.

An analysis of past due loans receivable as of September 30, 2022 and December 31, 2021 follows:

	As of September 30, 2022
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,035	$245	$3,573	$5,853	$356,090	$361,943
Multi-family	-	-	-	-	621,560	621,560
Home equity	180	18	23	221	10,799	11,020
Construction and land	-	-	-	-	61,125	61,125
Commercial real estate	-	96	-	96	278,768	278,864
Consumer	-	-	-	-	757	757
Commercial loans	357	-	-	357	18,839	19,196
Total	$2,572	$359	$3,596	$6,527	$1,347,938	$1,354,465

	As of December 31, 2021
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$622	$2,028	$4,214	$6,864	$293,659	$300,523
Multi-family	-	-	128	128	537,828	537,956
Home equity	14	23	26	63	10,949	11,012
Construction and land	-	-	-	-	82,588	82,588
Commercial real estate	-	-	-	-	250,676	250,676
Consumer	-	-	-	-	732	732
Commercial loans	7	-	-	7	22,291	22,298
Total	$643	$2,051	$4,368	$7,062	$1,198,723	$1,205,785

(1)   Includes $74,000 and $43,000 at September 30, 2022 and December 31, 2021, respectively, which are on non-accrual status.

(2)   Includes $8,000 and $347,000 at  September 30, 2022 and December 31, 2021, respectively, which are on non-accrual status.

(3)   Includes $ 1.4 million and $816,000 at  September 30, 2022 and December 31, 2021, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2022 and the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021:

	One- to Four-Family	Multi-Family	Home Equity	Land and Construction	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2022
Balance at beginning of period	$3,963	$5,398	$89	$1,386	$4,482	$33	$427	$15,778
Adoption of CECL	88	100	58	886	(640)	7	(69)	430
Provision (credit) for credit losses - loans	644	1,338	29	(763)	(417)	19	(150)	700
Charge-offs	(254)	-	-	-	-	(12)	-	(266)
Recoveries	55	727	14	2	12	-	-	810
Balance at end of period	$4,496	$7,563	$190	$1,511	$3,437	$47	$208	$17,452

Nine months ended September 30, 2021
Balance at beginning of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823
Provision (credit) for loan losses	(1,952)	700	(105)	(511)	(446)	9	(215)	(2,520)
Charge-offs	(105)	-	-	(13)	(10)	(10)	-	(138)
Recoveries	522	36	12	52	3	-	-	625
Balance at end of period	$3,924	$6,336	$101	$1,283	$4,685	$34	$427	$16,790

	One to-Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended September 30, 2022
Balance at beginning of period	$4,629	$7,391	$163	$1,690	$3,160	$42	$196	$17,271
Provision (credit) for credit losses - loans	44	171	23	(179)	277	12	12	360
Charge-offs	(189)	-	-	-	-	(7)	-	(196)
Recoveries	12	1	4	-	-	-	-	17
Balance at end of period	$4,496	$7,563	$190	$1,511	$3,437	$47	$208	$17,452

Three months ended September 30, 2021
Balance at beginning of period	$4,025	$6,028	$156	$1,319	$5,184	$34	$664	$17,410
Provision for loan losses	(207)	307	(59)	(24)	(490)	10	(237)	(700)
Charge-offs	(66)	-	-	(13)	(10)	(10)	-	(99)
Recoveries	172	1	4	1	1	-	-	179
Balance at end of period	$3,924	$6,336	$101	$1,283	$4,685	$34	$427	$16,790

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments at September 30, 2022 was $1.0 million.

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

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In Thousands)
Provision for credit losses on:
Loans	$360	$(700)	$700	$(2,520)
Unfunded commitments	(28)	-	(396)	-
Investment securities	-	-	-	-
Total	$332	$(700)	$304	$(2,520)

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

The following tables present collateral dependent loans by portfolio segment and collateral type as of September 30, 2022:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	4,496	7,563	190	1,511	3,437	47	208	17,452
Allowance at end of period	$4,496	$7,563	$190	$1,511	$3,437	$47	$208	$17,452

Collateral dependent loans	$3,297	$-	$23	$-	$5,493	$-	$-	$8,813
Pooled loans	358,646	621,560	10,997	61,125	273,371	757	19,196	1,345,652
Total gross loans	$361,943	$621,560	$11,020	$61,125	$278,864	$757	$19,196	$1,354,465

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of September 30, 2022 and December 31, 2021:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2022
Substandard	$5,018	$-	$57	$-	$5,493	$-	$-	$10,568
Watch	5,056	193	121	2,248	5,128	-	3,918	16,664
Pass	351,869	621,367	10,842	58,877	268,243	757	15,278	1,327,233
	$361,943	$621,560	$11,020	$61,125	$278,864	$757	$19,196	$1,354,465

At December 31, 2021
Substandard	$5,420	$128	$26	$-	$6,827	$-	$1,097	$13,498
Watch	7,937	-	37	4,212	5,870	-	3,194	21,250
Pass	287,166	537,828	10,949	78,376	237,979	732	18,007	1,171,037
	$300,523	$537,956	$11,012	$82,588	$250,676	$732	$22,298	$1,205,785

The following tables present data on impaired loans at  December 31, 2021.

	As of December 31, 2021
	Recorded	Unpaid		Cumulative
	Investment	Principal	Reserve	Charge-Offs
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$-	$-	$-	$-
Multi-family	-	-	-	-
Home equity	-	-	-	-
Construction and land	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-
	-	-	-	-
Total Impaired with no Reserve
One- to four-family	5,420	5,450	-	30
Multi-family	128	128	-	-
Home equity	26	26	-	-
Construction and land	-	-	-	-
Commercial real estate	1,222	1,222	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	7,893	7,923	-	30
Total Impaired
One- to four-family	5,420	5,450	-	30
Multi-family	128	128	-	-
Home equity	26	26	-	-
Construction and land	-	-	-	-
Commercial real estate	1,222	1,222	-	-
Consumer	-	-	-	-
Commercial	1,097	1,097	-	-
	$7,893	$7,923	$-	$30

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

The following tables present data on impaired loans for the nine months ended September 30, 2021.

	2021
	Average
	Recorded	Interest
	Investment	Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$-	$-
Multi-family	-	-
Home equity	-	-
Construction and land	-	-
Commercial real estate	-	-
Consumer	-	-
Commercial	-	-
	-	-
Total Impaired with no Reserve
One- to four-family	5,109	105
Multi-family	315	1
Home equity	79	2
Construction and land	43	-
Commercial real estate	1,251	28
Consumer	-	-
Commercial	1,097	25
	7,894	161
Total Impaired
One- to four-family	5,109	105
Multi-family	315	1
Home equity	79	2
Construction and land	43	-
Commercial real estate	1,251	28
Consumer	-	-
Commercial	1,097	25
	$7,894	$161

Credit Quality Information:

The following tables present total loans by risk categories and year of origination as of September 30, 2022.

	2022	2021	2020	2019	2018	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$124,694	$40,914	$47,329	$26,812	$25,062	$85,574	$1,484	$351,869
Watch	4,172	-	-	-	-	884	-	5,056
Substandard	759	1,428	-	529	-	2,302	-	5,018
Total	129,625	42,342	47,329	27,341	25,062	88,760	1,484	361,943

Multi-family
Pass	189,817	146,650	141,230	45,809	22,850	74,214	797	621,367
Watch	-	-	-	-	-	193	-	193
Substandard	-	-	-	-	-	-	-	-
Total	189,817	146,650	141,230	45,809	22,850	74,407	797	621,560

Home equity
Pass	254	82	848	122	176	170	9,190	10,842
Watch	-	121	-	-	-	-	-	121
Substandard	57	-	-	-	-	-	-	57
Total	311	203	848	122	176	170	9,190	11,020

Construction and land
Pass	3,174	47,877	2,350	5,249	124	103	-	58,877
Watch	-	-	-	2,248	-	-	-	2,248
Substandard	-	-	-	-	-	-	-	-
Total	3,174	47,877	2,350	7,497	124	103	-	61,125

Commercial Real Estate
Pass	75,939	54,920	50,697	37,469	22,075	26,484	659	268,243
Watch	1,498	-	96	2,252	1,282	-	-	5,128
Substandard	-	-	-	-	5,493	-	-	5,493
Total	77,437	54,920	50,793	39,721	28,850	26,484	659	278,864

Consumer
Pass	38	-	-	-	-	-	719	757
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	38	-	-	-	-	-	719	757

Commercial
Pass	2,176	1,357	1,332	281	965	5,745	3,422	15,278
Watch	1,840	-	1,979	-	-	99	-	3,918
Substandard	-	-	-	-	-	-	-	-
Total	4,016	1,357	3,311	281	965	5,844	3,422	19,196

Total Loans	$404,418	$293,349	$245,861	$120,771	$78,027	$195,768	$16,271	$1,354,465

The following presents data on troubled debt restructurings:

	As of September 30, 2022
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$1,623	5	$1,623	5
	$-	-	$1,623	5	$1,623	5

	As of December 31, 2021
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$1,670	5	$1,670	5
Commercial real estate	1,222	1	-	-	1,222	1
Commercial	1,097	1	-	-	1,097	1
	$2,319	2	$1,670	5	$3,989	7

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of September 30, 2022
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$64	1	$341	1	$405	2
Interest reduction	20	1	-	-	20	1
Principal forbearance	1,198	2	-	-	1,198	2
	$1,282	4	$341	1	$1,623	5

	As of December 31, 2021
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$388	2	$-	-	$388	2
Interest reduction	24	1	-	-	24	1
Principal forbearance	3,577	4	-	-	3,577	4
	$3,989	7	$-	-	$3,989	7

There were two one- to four-family loans modified as troubled debt restructurings with a total balance of $424,000 during the nine months ended September 30, 2022. There was three one- to four-family loan modified as a troubled debt restructuring with a balance of $1.3 million during the nine months ended September 30, 2021. There were no loans modified as troubled debt restructurings during the three months ended September 30, 2022.  There were two loans modified as troubled debt restructurings with a total loan balance of $754,000 during the three months ended  September 30, 2021.

There were no troubled debt restructuring within the past twelve months for which there was a default during the three or nine months ended September 30, 2022 and  September 30, 2021.

The following table presents data on non-accrual loans as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,018	$5,420
Multi-family	-	128
Home equity	57	26
Construction and land	-	-
Commercial real estate	-	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$5,075	$5,574
Total non-accrual loans to total loans receivable	0.37%	0.46%
Total non-accrual loans to total assets	0.26%	0.25%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $1.3 million and $1.4 million at September 30, 2022 and  December 31, 2021, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Nine months ended September 30,
	2022	2021
	(In Thousands)
Mortgage servicing rights at beginning of the period	$1,555	$5,977
Additions	2,030	5,301
Amortization	(437)	(1,701)
Sales	-	(8,416)
Mortgage servicing rights at end of the period	3,148	1,161
Valuation allowance recovered during the period	7	-
Mortgage servicing rights at end of the period, net	$3,155	$1,161

During the nine months ended September 30, 2022, $2.12 billion in residential loans were originated for sale on a consolidated basis generating mortgage banking income of $83.7 million. During the same period in the prior year, sales of loans held for sale totaled $2.31 billion, generating mortgage banking income of $150.6 million. The unpaid principal balance of loans serviced for others was $378.7 million and $204.8 million at September 30, 2022 and December 31, 2021, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $4.7 million at September 30, 2022 and $1.8 million at  December 31, 2021.

During the three and nine months ended September 30, 2022, the Company did not sell any mortgage servicing rights.  During the three and nine months ended  September 30, 2021, the Company sold mortgage servicing rights related to $1.24 billion in loans receivable and with a book value of $9.3 million for $12.4 million resulting in a gain on sale of $4.0 million.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ended December 31:
2022	$132
2023	550
2024	426
2025	397
2026	350
Thereafter	1,300
Total	$3,155

Note 5 — Deposits

At September 30, 2022 and December 31, 2021, the aggregate balance of uninsured deposits of $250,000 or more was $318.4 million and $314.2 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at September 30, 2022 is as follows:

(In Thousands)

Within one year	$498,311
More than one to two years	88,460
More than two to three years	4,999
More than three to four years	793
More than four through five years	1,118
$593,681

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Corporation. Such deposits amounted to $20.0 million and $27.4 million at September 30, 2022 and December 31, 2021, respectively.

Note 6 — Borrowings

Borrowings consist of the following:

	September 30, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Short term:
Repurchase agreements	$19,951	5.88%	$2,127	3.00%
Federal Home Loan Bank, Chicago advances	50,000	2.53%	5,000	0.00%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2025	50,000	3.50%	-	0.00%
2027	50,000	1.73%	50,000	1.73%
2028	50,000	2.57%	255,000	2.37%
2029	100,000	1.87%	165,000	1.61%
	$319,951	2.57%	$477,127	2.02%

The short-term repurchase agreement represents the outstanding portion of a total $75.0 million commitment with one unrelated bank as of September 30, 2022.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $20.0 million balance at September 30, 2022 and a $2.1 million balance at December 31, 2021.

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

The $50.0 million short term advance has a fixed rate of 2.53% and has a contractual maturity date in October 2022.

The $50.0 million advance due in 2025 has a fixed rate of 3.50% with a single call option in September 2024 and has a contractual maturity date in September 2025.

The $50.0 million advance due in 2027 has a fixed rate of 1.73% and has a contractual maturity date in December 2027.

The $50.0 million advance due in 2028 has a fixed rate of 2.57% with a FHLB quarterly call option currently available and has a contractual maturity date in September 2028.

The $100.0 million in advances due in 2029 consists of one $50.0 million advance with a fixed rate of 1.98% with a FHLB quarterly call option currently available and one $50.0 million advance with a fixed rate of 1.75% with a FHLB quarterly call option currently available.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 75% of the carrying value of multi-family loans and 64% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $15.8 million at September 30, 2022 and $24.4 million at  December 31, 2021, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of September 30, 2022, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of September 30, 2022 and December 31, 2021 are presented in the tables below:

	September 30, 2022
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$411,947	25.45%	$129,504	8.00%	$169,974	10.50%	N/A	N/A
Waterstone Bank	360,964	22.30%	129,504	8.00%	169,974	10.50%	161,880	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	394,495	24.37%	97,128	6.00%	137,598	8.50%	N/A	N/A
Waterstone Bank	343,512	21.22%	97,128	6.00%	137,598	8.50%	129,504	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	394,495	24.37%	72,846	4.50%	113,316	7.00%	N/A	N/A
Waterstone Bank	343,512	21.22%	72,846	4.50%	113,316	7.00%	105,222	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	394,495	20.32%	77,645	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	343,512	17.70%	77,645	4.00%	N/A	N/A	97,057	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	343,512	17.45%	118,143	6.00%	N/A	N/A	N/A	N/A

	December 31, 2021
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$448,818	29.01%	$123,766	8.00%	$162,443	10.50%	N/A	N/A
Waterstone Bank	394,540	25.52%	123,695	8.00%	162,350	10.50%	154,619	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	433,040	27.99%	92,825	6.00%	131,502	8.50%	N/A	N/A
Waterstone Bank	378,762	24.50%	92,771	6.00%	131,426	8.50%	123,695	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	433,040	27.99%	69,619	4.50%	108,296	7.00%	N/A	N/A
Waterstone Bank	378,762	24.50%	69,579	4.50%	108,233	7.00%	100,502	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	433,040	19.29%	89,774	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	378,762	16.88%	89,774	4.00%	N/A	N/A	112,218	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	378,762	17.14%	132,572	6.00%	N/A	N/A	N/A	N/A

Note 8 – Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

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

	September 30, 2022	December 31, 2021
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$57,800	$48,686
Commitments to extend credit under home equity lines of credit (2)	10,952	11,990
Unused portion of construction loans (3)	36,201	50,303
Unused portion of business lines of credit	17,318	17,916
Standby letters of credit	1,691	1,379

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $2.0 million and $2.1 million as of September 30, 2022 and December 31, 2021, respectively.

In the normal course of business, the Company, or its subsidiaries, are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Note 9 – Derivative Financial Instruments

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

September 30, 2022
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$497.0	Other assets	$12.4	Other liabilities	$10.9
Interest rate locks	379.4	Other assets	1.5	Other liabilities	-
Interest rate swaps	103.4	Other assets	16.3	Other liabilities	16.3

December 31, 2021
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$571.5	Other assets	$1.3	Other liabilities	$-
Interest rate locks	345.2	Other assets	3.1	Other liabilities	-
Interest rate swaps	105.2	Other assets	1.6	Other liabilities	1.6

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

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of September 30, 2022 and December 31, 2021, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of September 30, 2022 and December 31, 2021.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at September 30, 2022 and $1.9 million in cash at December 31, 2021.

Note 10 – Earnings Per Share

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

There were 158,000 and 45,000 antidilutive shares of common stock for the three months ended September 30, 2022 and 2021, respectively. There were 127,000 and 50,000 antidilutive shares of common stock for the nine months ended September 30, 2022 and 2021, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In Thousands, except per share amounts)

Net income	$5,270	$19,000	$18,552	$58,238

Weighted average shares outstanding	21,342	23,785	22,193	23,790
Effect of dilutive potential common shares	112	175	130	197
Diluted weighted average shares outstanding	$21,454	$23,960	$22,323	$23,987

Basic earnings per share	$0.25	$0.80	$0.84	$2.45
Diluted earnings per share	$0.25	$0.79	$0.83	$2.43

Note 11 – Fair Value Measurements

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

The following table presents information about our assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	September 30, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$13,917	$-	$13,917	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	128,048	-	128,048	-
Private-label issued	8,432	-	8,432	-
Government sponsored enterprise bonds	2,242	-	2,242	-
Municipal securities	33,458	-	33,458	-
Other debt securities	11,146	-	11,146	-
Other securities	55	-	55	-
Loans held for sale	186,049	-	186,049	-
Mortgage banking derivative assets	13,868	-	-	13,868
Interest rate swap assets	16,328	-	16,328	-
Liabilities
Mortgage banking derivative liabilities	10,949	-	-	10,949
Interest rate swap liabilities	16,328	-	16,328	-

		Fair Value Measurements Using

	December 31, 2021	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$19,488	$-	$19,488	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	99,302	-	99,302	-
Private-label issued	2,943	-	2,943	-
Government sponsored enterprise bonds	2,448	-	2,448	-
Municipal securities	43,494	-	43,494	-
Other debt securities	11,341	-	11,341	-
Loans held for sale	312,738	-	312,738	-
Mortgage banking derivative assets	4,369	-	-	4,369
Interest rate swap assets	1,578	-	1,578	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	1,578	-	1,578	-

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$(143)	$7,489	$4,369	$5,917
Mortgage derivative gain (loss), net	3,062	(683)	(1,450)	889
Mortgage derivative, net balance at the end of the period	$2,919	$6,806	$2,919	$6,806

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about our assets recorded in our consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	148	-	-	148

		Fair Value Measurements Using
	December 31, 2021	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	148	-	-	148
Impaired mortgage servicing rights	-	-	-	-

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2022 and  December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	September 30,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2022	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$2,919	Pricing models	Pull through rate	12.5%	99.7%	90.0%
Real estate owned	148	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%

	December 31,
	2021
Mortgage banking derivatives	4,369	Pricing models	Pull through rate	26.0%	99.8%	88.2%
Real estate owned	148	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%
Mortgage servicing rights	-	Pricing models	Prepayment rate	9.8%	43.4%	11.8%
			Discount rate	0.0%	12.0%	10.2%
			Cost to service	$84.06	$839.53	108.37

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	September 30, 2022					December 31, 2021
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$72,941	$72,941	$72,941	$-	$-	$376,722	$376,722	$376,722	$-	$-
Loans receivable	1,354,465	1,297,581	-	-	1,297,581	1,205,785	1,210,854	-	-	1,210,854
FHLB stock	15,750	15,750	-	15,750	-	24,438	24,438	-	24,438	-
Accrued interest receivable	4,920	4,920	4,920	-	-	4,013	4,013	4,013	-	-
Mortgage servicing rights	3,155	4,724	-	-	4,724	1,555	1,808	-	-	1,808

Financial Liabilities
Deposits	1,187,128	1,185,598	593,447	592,151	-	1,233,386	1,233,478	606,723	626,755	-
Advance payments by borrowers for taxes	24,084	24,084	24,084	-	-	4,094	4,094	4,094	-	-
Borrowings	319,951	307,758	-	307,758	-	477,127	499,120	-	499,120	-
Accrued interest payable	841	841	841	-	-	959	959	959	-	-

The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents is a reasonable estimate of fair value.

Loans Receivable

The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Company believes are consistent with discounts in the marketplace. Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type such as one- to four-family, multi-family, home equity, construction and land, commercial real estate, commercial, and other consumer. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also includes other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at September 30, 2022 and December 31, 2021.

Note 12 – Segment Reporting

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

Mortgage Banking

The mortgage banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 27 states with the ability to lend in 48 states.

Presented below is the segment information:

	As of or for the three months ended September 30, 2022
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$15,507	$(155)	$46	$15,398
Provision for credit losses	234	98	-	332
Net interest income (expense) after provision for credit losses	15,273	(253)	46	15,066

Noninterest income:	1,116	27,305	(1,017)	27,404

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,424	21,864	(114)	26,174
Occupancy, office furniture and equipment	955	1,341	-	2,296
Advertising	213	924	-	1,137
Data processing	539	543	2	1,084
Communications	108	194	-	302
Professional fees	123	265	5	393
Real estate owned	1	-	-	1
Loan processing expense	-	1,120	-	1,120
Other	1,477	2,571	(861)	3,187
Total noninterest expenses	7,840	28,822	(968)	35,694
Income (loss) before income taxes (benefit)	8,549	(1,770)	(3)	6,776
Income tax expense (benefit)	1,983	(470)	(7)	1,506
Net income (loss)	$6,566	$(1,300)	$4	$5,270

Total Assets	$1,904,785	$250,301	$(180,035)	$1,975,051

	As of or for the three months ended September 30, 2021
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$14,090	$(2)	$26	$14,114
Provision (credit) for loan losses	(750)	50	-	(700)
Net interest income (expense) after provision (credit) for loan losses	14,840	(52)	26	14,814

Noninterest income:	1,726	51,290	(80)	52,936

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,360	28,981	(112)	34,229
Occupancy, office furniture and equipment	909	1,579	-	2,488
Advertising	233	602	-	835
Data processing	531	450	5	986
Communications	122	209	-	331
Professional fees	130	421	(1)	550
Real estate owned	1	-	-	1
Loan processing expense	-	1,135	-	1,135
Other	422	2,270	76	2,768
Total noninterest expenses	7,708	35,647	(32)	43,323
Income (loss) before income taxes	8,858	15,591	(22)	24,427
Income tax expense (benefit)	2,092	3,341	(6)	5,427
Net income (loss)	$6,766	$12,250	$(16)	$19,000

Total Assets	$2,184,200	$381,177	$(331,266)	$2,234,111

	As of or for the nine months ended September 30, 2022
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$40,869	$398	$76	$41,343
Provision for credit losses	53	251	-	304
Net interest income after provision for credit losses	40,816	147	76	41,039

Noninterest income:	4,188	86,035	(1,763)	88,460

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	14,232	63,613	(343)	77,502
Occupancy, office furniture and equipment	2,768	3,772	-	6,540
Advertising	684	2,320	-	3,004
Data processing	1,678	1,744	8	3,430
Communications	265	635	-	900
Professional fees	355	825	23	1,203
Real estate owned	6	-	-	6
Loan processing expense	-	3,685	-	3,685
Other	3,083	7,613	(1,288)	9,408
Total noninterest expenses	23,071	84,207	(1,600)	105,678
Income (loss) before income taxes (benefit)	21,933	1,975	(87)	23,821
Income tax expense (benefit)	4,808	485	(24)	5,269
Net income (loss)	$17,125	$1,490	$(63)	$18,552

	As of or for the nine months ended September 30, 2021
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$42,854	$(603)	$92	$42,343
Provision (credit) for loan losses	(2,600)	80	-	(2,520)
Net interest income (expense) after provision (credit) for loan losses	45,454	(683)	92	44,863

Noninterest income:	4,599	156,881	(301)	161,179

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	15,209	87,413	(344)	102,278
Occupancy, office furniture and equipment	2,821	4,525	-	7,346
Advertising	702	1,868	-	2,570
Data processing	1,508	1,347	16	2,871
Communications	327	661	-	988
Professional fees	522	258	24	804
Real estate owned	(11)	-	-	(11)
Loan processing expense	-	3,670	-	3,670
Other	1,323	7,629	152	9,104
Total noninterest expenses	22,401	107,371	(152)	129,620
Income (loss) before income taxes	27,652	48,827	(57)	76,422
Income tax expense (benefit)	6,006	12,198	(20)	18,184
Net income (loss)	$21,646	$36,629	$(37)	$58,238

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and nine months ended September 30, 2022 and 2021 and the financial condition as of September 30, 2022 compared to the financial condition as of December 31, 2021.

As described in the notes to the unaudited consolidated financial statements, we have two reportable segments: community banking and mortgage banking. The community banking segment provides consumer and business banking products and services to customers primarily within Southeastern Wisconsin. Consumer products include loan products, deposit products, and personal investment services. Business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts.  The mortgage banking segment, which is conducted by offices in 27 states through Waterstone Mortgage Corporation, consists of originating residential mortgage loans primarily for sale in the secondary market.

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and nine months ended September 30, 2022 and 2021, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Significant Items

There were no significant items that impacted earnings for the three and nine months ended September 30, 2022 and 2021.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended September 30, 2022 and 2021

Net income totaled $6.6 million for the three months ended September 30, 2022 compared to $6.8 million for the three months ended September 30, 2021. Net interest income increased $1.4 million to $15.5 million for the three months ended September 30, 2022 compared to $14.1 million for the three months ended September 30, 2021.  Interest income on loans increased as replacement rates and average loans held for investment balances were higher than in the prior year and interest income on mortgage-related securities increased due to the increase in the average balance and replacement rates. Offsetting the increase in interest income on loans and mortgage-related securities, interest expense on deposits increased as replacement rates increased.

There was a provision for credit losses of $234,000 for the three months ended September 30, 2022 compared to a $750,000 negative provision for loan losses for the three months ended September 30, 2021. The provision for credit losses of $234,000 consisted of a $262,000 provision related to loans and a $28,000 of negative provision related to unfunded commitments for the three months ended September 30, 2022. During the three months ended September 30, 2022, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

Total noninterest income decreased $610,000 to $1.1 million during the three months ended September 30, 2022 due primarily to a decrease in prepayment penalties on loans.

Compensation, payroll taxes, and other employee benefits expense decreased $936,000 to $4.4 million primarily due to a decrease in health insurance expense and variable compensation expense compared to the quarter ending September 30, 2021. Other noninterest expense increased $1.1 million to $1.5 million as certain loan fees paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans increased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2022 and 2021

Net loss totaled $1.3 million for the three months ended September 30, 2022 compared to net income of $12.3 million for the three months ended September 30, 2021. We originated $729.9 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended September 30, 2022, which represents a decrease of $325.6 million, or 30.8%, from the $1.06 billion originated during the three months ended September 30, 2021. The decrease in loan production volume was driven by a $234.2 million, or 84.7%, decrease in refinance products as mortgage rates have increased. Mortgage purchase products decreased $91.4 million, or 11.7%, due to inventory constraints in the market, affordability, and interest rate increases. Total mortgage banking noninterest income decreased $24.0 million, or 46.8%, to $27.3 million during the three months ended September 30, 2022 compared to $51.3 million during the three months ended September 30, 2021.  The decrease in mortgage banking noninterest income was related to a 30.8% decrease in volume and a 18.5% decrease in gross margin on loans originated and sold for the three months ended September 30, 2022 compared to September 30, 2021.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 94.2% of total originations during the three months ended September 30, 2022, compared to 73.8% of total originations during the three months ended September 30, 2021, respectively, as refinance demand decelerated due to an increase in interest rates over the past year.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 33.3% and 66.7% of all loan originations, respectively, during the three months ended September 30, 2022, compared to 26.2% and 73.8% of all loan originations, respectively, during the three months ended September 30, 2021.

Total compensation, payroll taxes and other employee benefits decreased $7.1 million, or 24.6%, to $21.9 million for the three months ended September 30, 2022 compared to $29.0 million for the three months ended September 30, 2021. The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased. Other noninterest expense increased $301,000 to $2.6 million during the quarter ended September 30, 2022. The increase related to an increase in provision of loan sale losses and provision for branch losses offset by a decrease in mortgage servicing rights amortization expense. During the nine months ended September 30, 2022 the segment has added 11 branches and a total of 130 loan origination personnel. Losses associated with these new branches added in 2022 totaled approximately $683,000 for the three months ended September 30, 2022. These new branch losses are net of corporate revenue of approximately $492,000 for the three months ended September 30, 2022.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended September 30,
	2022	2021
	(Dollars In Thousands, except per share amounts)

Net income	$5,270	$19,000
Earnings per share - basic	0.25	0.80
Earnings per share - diluted	0.25	0.79
Annualized return on average assets	1.08%	3.38%
Annualized return on average equity	5.38%	17.25%

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

	Three months ended September 30,
	2022			2021
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,492,462	$16,235	4.32%	$1,573,194	16,131	4.07%
Mortgage related securities(2)	172,807	903	2.07%	108,743	471	1.72%
Debt securities, federal funds sold and short-term investments(2) (3)	162,211	1,027	2.51%	409,559	967	0.94%
Total interest-earning assets	1,827,480	18,165	3.94%	2,091,496	17,569	3.33%

Noninterest-earning assets	114,274			137,454
Total assets	$1,941,754			$2,228,950

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$75,058	16	0.08%	$68,478	13	0.08%
Money market and savings accounts	398,643	208	0.21%	391,599	233	0.24%
Time deposits	586,012	757	0.51%	663,343	701	0.42%
Total interest-bearing deposits	1,059,713	981	0.37%	1,123,420	947	0.33%
Borrowings	296,111	1,746	2.34%	475,000	2,445	2.04%
Total interest-bearing liabilities	1,355,824	2,727	0.80%	1,598,420	3,392	0.84%

Noninterest-bearing liabilities
Noninterest-bearing deposits	153,591			153,436
Other noninterest-bearing liabilities	43,683			40,148
Total noninterest-bearing liabilities	197,274			193,584
Total liabilities	1,553,098			1,792,004
Equity	388,656			436,946
Total liabilities and equity	$1,941,754			$2,228,950

Net interest income / Net interest rate spread (4)		15,438	3.14%		14,177	2.49%
Less: taxable equivalent adjustment		40	0.01%		63	0.01%
Net interest income, as reported		$15,398	3.13%		14,114	2.48%
Net interest-earning assets (5)	$471,656			$493,076
Net interest margin (6)			3.34%			2.68%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a fully tax equivalent basis			3.35%			2.69%
Average interest-earning assets to average interest-bearing liabilities			134.79%			130.85%

__________

(1)	Interest income includes net deferred loan fee amortization income of $113,000 and $644,000 for the three months ended September 30, 2022 and 2021, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2022 and 2021. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 2.41% and 0.88% for the three months ended September 30, 2022 and 2021, respectively.

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

	Three months ended September 30,
	2022 versus 2021
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(847)	$951	$104
Mortgage related securities(3)	370	62	432
Other earning assets(3) (4)	(838)	898	60
Total interest-earning assets	(1,315)	1,911	596

Interest expense:
Demand accounts	3	-	3
Money market and savings accounts	4	(29)	(25)
Time deposits	(67)	123	56
Total interest-bearing deposits	(60)	94	34
Borrowings	(1,147)	448	(699)
Total interest-bearing liabilities	(1,207)	542	(665)
Net change in net interest income	$(108)	$1,369	$1,261

______________

(1)	Interest income includes net deferred loan fee amortization income of $113,000 and $644,000 for the three months ended September 30, 2022 and 2021, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2022 and September 30, 2021.

Net interest income increased $1.3 million, or 9.1%, to $15.4 million during the three months ended September 30, 2022 compared to $14.1 million during the three months ended September 30, 2021.

●

Interest income on loans increased $104,000, or 0.6%, to $16.2 million due primarily to a 25 basis point increase in average yield on loans as interest rates continue to increase over the past year. This increase was partially offset by an $80.7 million decrease in average loan balance as loans held for sale originations decreased as interest rates are increasing. The decrease in average loan balance was driven by a decrease of a $136.1 million, or 42.9%, decrease in the average balance of loans held for sale offset by an increase of $55.4 million, or 4.4%, in average loans held for investment.

●

Interest expense on time deposits increased $56,000, or 8.0%, to $757,000 primarily due to a nine basis point increase in average cost of time deposits. Offsetting the increase, the average balance of time deposits decreased $77.3 million compared to the prior year period.

●

Interest expense on money market, savings, and escrow accounts decreased $25,000, or 10.7%, to $208,000 due primarily to a three basis point decrease in average cost of money market, savings, and escrow accounts as the account mix shifted towards more savings accounts. Partially offsetting the decrease in average cost, the average balance increased $7.0 million.

●

Interest expense on borrowings decreased $699,000, or 28.6%, to $1.7 million due to a $178.9 million decrease in the average balance of borrowings during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 as the FHLB borrowings balance decreased $175.0 million during 2022. Offsetting the decrease in average balance, the cost of borrowings increased 30 basis points to 2.34% during the three months ended September 30, 2022, compared to 2.04% during the three months ended September 30, 2021.

Provision for Credit Losses

There was a provision for credit losses of $332,000 for the three months ended September 30, 2022 compared to a $700,000 negative provision for loan losses for the three months ended September 30, 2021. The $332,000 provision for credit losses consisted of a $360,000 provision related to loans and a $28,000 of negative provision related to unfunded commitments for the three months ended September 30, 2022. During the three months ended September 30, 2022, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

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

Noninterest Income

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$529	$1,136	$(607)	(53.4)%
Increase in cash surrender value of life insurance	354	312	42	13.5%
Mortgage banking income	26,064	46,547	(20,483)	(44.0)%
Other	457	4,941	(4,484)	(90.8)%
Total noninterest income	$27,404	$52,936	$(25,532)	(48.2)%

Total noninterest income decreased $25.5 million, or 48.2%, to $27.4 million during the three months ended September 30, 2022 compared to $52.9 million during the three months ended September 30, 2021. The decrease resulted primarily from a decrease in mortgage banking noninterest income and other income.

●	The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $377.5 million, or 36.0%, to $671.2 million during the three months ended September 30, 2022 compared to $1.05 billion during the three months ended September 30, 2021. Gross margin on loans originated and sold decreased 18.5% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2022 and 2021" above for additional discussion of the decrease in mortgage banking income.
●	The decrease in other noninterest income was due primarily to a decrease in gain on sale of mortgage serving rights and in mortgage servicing fee income. During the quarter ended September 30, 2021, the Company sold mortgage servicing rights related to $1.24 billion in loans serviced for third parties. The sale generated $12.4 million in net proceeds and a $4.0 million gain. There were no comparable sales during the quarter ended September 30, 2022. As of September 30, 2022 and September 30, 2021, the Company maintained servicing rights related to $378.7 million and $160.8 million, respectively, in loans previously sold to third parties.

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$26,174	$34,229	$(8,055)	(23.5)%
Occupancy, office furniture, and equipment	2,296	2,488	(192)	(7.7)%
Advertising	1,137	835	302	36.2%
Data processing	1,084	986	98	9.9%
Communications	302	331	(29)	(8.8)%
Professional fees	393	550	(157)	(28.5)%
Real estate owned	1	1	-	N/A
Loan processing expense	1,120	1,135	(15)	(1.3)%
Other	3,187	2,768	419	15.1%
Total noninterest expenses	$35,694	$43,323	$(7,629)	(17.6)%

Total noninterest expenses decreased $7.6 million, or 17.6%, to $35.7 million during the three months ended September 30, 2022 compared to $43.3 million during the three months ended September 30, 2021.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $7.1 million, or 24.6%, to $21.9 million during the three months ended September 30, 2022. The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $936,000, or 17.5%, to $4.4 million during the three months ended September 30, 2022. The decrease was due primarily to a decrease in health insurance expense and variable compensation expense.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $238,000 to $1.3 million during the three months ended September 30, 2022, primarily resulting from lower rent and depreciation expense.
●	Occupancy, office furniture and equipment expense at the community banking segment increased $46,000 to $955,000 during the three months ended September 30, 2022. The increase was due primarily to increased utilities expenses, maintenance, and computer equipment.
●	Advertising expense increased $302,000, or 36.2%, to $1.1 million during the three months ended September 30, 2022. This was primarily due to marketing increases at the mortgage banking segment to attract customers as rates are higher than in the prior year. Advertising at the community banking segment decreased as customer promotions slowed.
●

Data processing expense increased $98,000, or 9.9%, to $1.1 million during the three months ended September 30, 2022. This was primarily due to increases at the community banking and mortgage banking segments for continued investments in technology and security.

●	Professional fees decreased $157,000 to $393,000 of income during the three months ended September 30, 2022. The decrease related to a decrease in legal fees at the mortgage banking segment.
●	Other noninterest expense increased $419,000, or 15.1%, to $3.2 million during the three months ended September 30, 2022. The increase at the mortgage banking segment related to an increase in provision of loan sale losses and provision for branch losses offset by a decrease in mortgage servicing rights amortization expense. The increase at the community banking segment was due to placement fees.

Income Taxes

Income tax expense totaled $1.5 million for the three months ended September 30, 2022 compared to $5.4 million during the three months ended September 30, 2021. Income tax expense was recognized on the statement of income during the three months ended September 30, 2022 and September 30, 2021 at an effective rate of 22.2% of pretax income. The effective rate as of  September 30, 2022 reflects an increase of permanent deductions relative to the amount of pretax income. The effective rate as of September 30, 2021 reflects a $949,000 return to provision income tax adjustment to reflect actual state tax apportionment based on the final 2020 tax returns. There was no return to provision adjustment during the three months ended September 30, 2022.

Comparison of Community Banking Segment Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Net income totaled $17.1 million for the nine months ended September 30, 2022 compared to $21.6 million for the nine months ended September 30, 2021. Net interest income decreased $2.0 million to $40.9 million for the nine months ended September 30, 2022 compared to $42.9 million for the nine months ended September 30, 2021.  Interest income on loans decreased as average balances were lower than in the prior year. Offsetting the decrease in interest income on loans, interest income on mortgage-related securities increased due to an increase in average balance and yield and interest expense on deposits decreased as replacement rates decreased.

There was a provision for credit losses of $53,000 for the nine months ended September 30, 2022 compared to a $2.6 million negative provision for loan losses for the nine months ended September 30, 2021. The provision for credit losses of $53,000 consisted of a $449,000 provision related to loans due to loan growth and a $396,000 of negative provision related to unfunded commitments as the balance decreased for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors.

Total noninterest income decreased $411,000, or 8.9%, to $4.2 million due primarily to a decrease in service fees on deposits and prepayment fees on loans during the nine months ended September 30, 2022, offset by a gain from death benefit received on one bank owned life insurance policy and an increase in bank owned life insurance as interest rates increased.

Compensation, payroll taxes, and other employee benefits expense decreased $977,000 to $14.2 million primarily due to a decrease in health insurance and ESOP expense compared to the nine months ended September 30, 2021. Other noninterest expense increased $1.8 million to $3.1 million as certain loan-related expenses paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans increased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Net income totaled $1.5 million for the nine months ended September 30, 2022 compared to $36.6 million for the nine months ended September 30, 2021. We originated $2.22 billion in mortgage loans held for sale (including sales to the community banking segment) during the nine months ended September 30, 2022, which represents a decrease of $1.02 billion, or 31.5%, from the $3.24 billion originated during the nine months ended September 30, 2021. The decrease in loan production volume was driven by a $750.2 million, or 73.0%, decrease in refinance products as mortgage rates have increased. Mortgage purchase products decreased $268.5 million, or 12.2%, due to inventory constraints in the market, housing affordability, and as interest rates have increased. Total mortgage banking noninterest income decreased $70.8 million, or 45.2%, to $86.0 million during the nine months ended September 30, 2022 compared to $156.9 million during the nine months ended September 30, 2021.  The decrease in mortgage banking noninterest income was related to a 31.5% decrease in volume and a 18.8% decrease in gross margin on loans originated and sold for the nine months ended September 30, 2022 compared to September 30, 2021.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 87.5% of total originations during the nine months ended September 30, 2022, compared to 68.2% of total originations during the nine months ended September 30, 2021, respectively, as refinance demand decelerated due to an increase in interest rates over the past year.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 27.8% and 72.2% of all loan originations, respectively, during the nine months ended September 30, 2022, compared to 23.1% and 76.9% of all loan originations, respectively, during the nine months ended September 30, 2021.

Total compensation, payroll taxes and other employee benefits decreased $23.8 million, or 27.2%, to $63.6 million for the nine months ended September 30, 2022 compared to $87.4 million for the nine months ended September 30, 2021.  The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased. During the nine months ended September 30, 2022 the segment has added 11 branches and a total of 130 loan origination personnel. Losses associated with these new branches totaled approximately $1.2 million for the nine months ended September 30, 2022. These branch losses are net of corporate revenue of approximately $599,000 for the nine months ended September 30, 2022.

Consolidated Waterstone Financial, Inc. Results of Operations

	Nine months ended September 30,
	2022	2021
	(Dollars In Thousands, except per share amounts)

Net income	$18,552	$58,238
Earnings per share - basic	0.84	2.45
Earnings per share - diluted	0.83	2.43
Annualized return on average assets	1.22%	3.54%
Annualized return on average equity	6.09%	18.08%

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

	Nine months ended September 30,
	2022			2021
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,429,736	$44,281	4.14%	$1,627,793	49,214	4.04%
Mortgage related securities(2)	160,014	2,326	1.94%	99,819	1,448	1.94%
Debt securities, federal funds sold and short-term investments(2) (3)	315,743	3,107	1.32%	331,028	2,840	1.15%
Total interest-earning assets	1,905,493	49,714	3.49%	2,058,640	53,502	3.47%

Noninterest-earning assets	120,050			142,822
Total assets	$2,025,543			$2,201,462

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$71,842	45	0.08%	$62,594	22	0.05%
Money market and savings accounts	405,105	611	0.20%	352,378	452	0.17%
Time deposits	593,556	1,855	0.42%	686,262	3,068	0.60%
Total interest-bearing deposits	1,070,503	2,511	0.31%	1,101,234	3,542	0.43%
Borrowings	353,616	5,717	2.16%	478,349	7,414	2.07%
Total interest-bearing liabilities	1,424,119	8,228	0.77%	1,579,583	10,956	0.93%

Noninterest-bearing liabilities
Noninterest-bearing deposits	153,523			144,565
Other noninterest-bearing liabilities	40,685			46,657
Total noninterest-bearing liabilities	194,208			191,222
Total liabilities	1,618,327			1,770,805
Equity	407,216			430,657
Total liabilities and equity	$2,025,543			$2,201,462

Net interest income / Net interest rate spread (4)		41,486	2.72%		42,546	2.54%
Less: taxable equivalent adjustment		143	0.01%		203	0.01%
Net interest income, as reported		$41,343	2.71%		42,343	2.53%
Net interest-earning assets (5)	$481,374			$479,057
Net interest margin (6)			2.90%			2.75%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a fully tax equivalent basis			2.91%			2.76%
Average interest-earning assets to average interest-bearing liabilities			133.80%			130.33%

__________

(1)	Interest income includes net deferred loan fee amortization income of $495,000 and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2022 and 2021. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.26% and 1.07% for the nine months ended September 30, 2022 and 2021, respectively.

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

	Nine months ended September 30,
	2022 versus 2021
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(6,128)	$1,195	$(4,933)
Mortgage related securities(3)	878	-	878
Other earning assets(3) (4)	(137)	404	267
Total interest-earning assets	(5,387)	1,599	(3,788)

Interest expense:
Demand accounts	4	19	23
Money market and savings accounts	73	86	159
Time deposits	(377)	(836)	(1,213)
Total interest-bearing deposits	(300)	(731)	(1,031)
Borrowings	(2,037)	340	(1,697)
Total interest-bearing liabilities	(2,337)	(391)	(2,728)
Net change in net interest income	$(3,050)	$1,990	$(1,060)

______________

(1)	Interest income includes net deferred loan fee amortization income of $495,000 and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2022 and September 30, 2021.

Net interest income decreased $1.0 million, or 2.4%, to $41.3 million during the nine months ended September 30, 2022 compared to $42.3 million during the nine months ended September 30, 2021.

●

Interest income on loans decreased $4.9 million, or 10.0%, to $44.3 million during the nine months ended September 30, 2022 compared to $49.2 million during the nine months ended September 30, 2021 due primarily to a $198.1 million, or 12.2%, decrease in average loans as loans held for sale originations decreased as interest rates are increasing. This decrease was partially offset by a 10 basis point increase in average yield on loans as interest rates continue to increase over the past year. The decrease in average loan balance was driven by a decrease of $51.8 million, or 4.0%, in the average balance of loans held in portfolio along with a $146.2 million, or 45.5%, decrease in the average balance of loans held for sale.

●

Interest expense on time deposits decreased $1.2 million, or 39.5%, to $1.9 million primarily due to a 18 basis point decrease in average cost of time deposits. Additionally, the average balance of time deposits decreased $92.7 million compared to the prior year period.

●

Interest expense on money market, savings, and escrow accounts increased $159,000, or 35.2%, to $611,000 due primarily to a three basis point increase in average cost of money market, savings, and escrow accounts and the average balance increased $52.7 million.

●

Interest expense on borrowings decreased $1.7 million, or 22.9%, to $5.7 million due to a $124.7 million decrease in the average balance of borrowings during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as the FHLB borrowings balance decreased $175.0 million during the nine months ended September 30, 2022.

Provision for Credit Losses

The Company adopted ASC Topic 326 as of January 1, 2022, which resulted in an opening balance adjustment of $430,000 to increase the allowance for credit losses. Additionally, there was a $1.4 million opening balance adjustment to record an allowance for credit losses on unfunded loan commitments, which is presented in Other Liabilities on the Consolidated Statements of Financial Condition. Net of tax impact, the adoption of the CECL model resulted in a $1.4 million reduction to retained earnings.

There was a provision for credit losses of $304,000 for the nine months ended September 30, 2022 compared to a $2.5 million negative provision for loan losses for the nine months ended September 30, 2021. The $304,000 provision for credit losses consisted of a $700,000 provision related to loans and a $396,000 of negative provision related to unfunded commitments for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors.

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

Noninterest Income

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$1,705	$2,483	$(778)	(31.3)%
Increase in cash surrender value of life insurance	1,394	1,297	97	7.5%
Mortgage banking income	83,749	150,587	(66,838)	(44.4)%
Other	1,612	6,812	(5,200)	(76.3)%
Total noninterest income	$88,460	$161,179	$(72,719)	(45.1)%

Total noninterest income decreased $72.7 million, or 45.1%, to $88.5 million during the nine months ended September 30, 2022 compared to $161.2 million during the nine months ended September 30, 2021. The decrease resulted primarily from a decrease in mortgage banking noninterest income.

●

The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $1.10 billion, or 34.1%, to $2.12 billion during the nine months ended September 30, 2022 compared to $3.21 billion during the nine months ended September 30, 2021. Gross margin on loans originated and sold decreased 18.8% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Nine Months Ended September 30, 2022 and 2021" above for additional discussion of the decrease in mortgage banking income.

●

The decrease in other noninterest income was due primarily to a gain on sale of mortgage servicing rights in 2021, decreases in mortgage servicing fee income as a result of the servicing fees prior to the sale, and decreases to loan prepayment fees. During the year ended September 30, 2021, the Company sold mortgage servicing rights related to $1.24 billion in loans serviced for third parties. The sale generated $12.4 million in net proceeds and a $4.0 million gain. There was no comparable sale during the year ended September 30, 2022.  As of September 30, 2022 and September 30, 2021, the Company maintained servicing rights related to $378.7 million and $204.8 million, respectively, in loans previously sold to third parties. Offsetting the decreases, there was a $340,000 increase in gain from death benefit received on one bank owned life insurance policy during the nine months ended September 30, 2022 compared to none during the nine months ended September 30, 2021.

Noninterest Expenses

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$77,502	$102,278	$(24,776)	(24.2)%
Occupancy, office furniture, and equipment	6,540	7,346	(806)	(11.0)%
Advertising	3,004	2,570	434	16.9%
Data processing	3,430	2,871	559	19.5%
Communications	900	988	(88)	(8.9)%
Professional fees	1,203	804	399	49.6%
Real estate owned	6	(11)	17	(154.5)%
Loan processing expense	3,685	3,670	15	0.4%
Other	9,408	9,104	304	3.3%
Total noninterest expenses	$105,678	$129,620	$(23,942)	(18.5)%

Total noninterest expenses decreased $23.9 million, or 18.5%, to $105.7 million during the nine months ended September 30, 2022 compared to $129.6 million during the nine months ended September 30, 2021.

●

Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $23.8 million, or 27.2%, to $63.6 million during the nine months ended September 30, 2022. The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased.

●

Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $977,000, or 6.4%, to $14.2 million during the nine months ended September 30, 2022. The decrease was primarily due to a decrease in health insurance and ESOP expense as the average stock average price has decreased compared to the quarter ending September 30, 2021, offset by an increase in salaries due to annual raises.

●

Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $753,000, or 16.6%, to $3.8 million during the nine months ended September 30, 2022, primarily resulting from lower rent, computer, and depreciation expense.

●

Occupancy, office furniture and equipment expense at the community banking segment decreased $53,000, or 1.9%, to $2.8 million during the nine months ended September 30, 2022. The decrease was due primarily to decreased snow removal expense and maintenance expense.

●

Advertising expense increased $434,000, or 16.9%, to $3.0 million during the nine months ended September 30, 2022. This was primarily due to an increase at the mortgage banking segment in an effort to increase new customers.

●

Data processing expense increased $559,000, or 19.5%, to $3.4 million during the nine months ended September 30, 2022. This was primarily due to increases at the community banking and mortgage banking segments for continued investments in technology and security.

●

Professional fees increased $399,000, or  49.6%, to $1.2 million during the nine months ended September 30, 2022. The increase related to receiving a countersuit settlement at the mortgage banking segment during the nine months ended September 30, 2021.

●

Other noninterest expense increased $304,000, or 3.3%, to $9.4 million during the nine months ended September 30, 2022.   The increase at the community banking segment related to an increase in certain loan-related expenses paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These fees are eliminated in the consolidated statements of income. Additionally, there were increases in placement fees and correspondent bank fees.  Offsetting the increase at the community banking segment, other noninterest expenses decreased at the mortgage banking segment as the amortization expense on mortgage servicing rights decreased due to the bulk sale of mortgage servicing rights during the third quarter of 2021.

Income Taxes

Income tax expense decreased $12.9  million, or 71.0% , to $5.3 million for the nine months ended September 30, 2022 compared to $18.2 million during the nine months ended September 30, 2021. Income tax expense was recognized on the statement of income during the nine months ended September 30, 2022 at an effective rate of 22.1% of pretax income compared to 23.8% during the nine months ended September 30, 2021. The decrease in the effective rate reflects an increase of permanent deductions relative to the amount of pretax income and additionally the 2022 rate reflects the lower state tax apportionment based on the final 2020 tax returns. The effective rate as of September 30, 2021 reflects a $949,000 return to provision income tax adjustment to reflect actual state tax apportionment based on the final 2020 tax returns. There was no return to provision adjustment during the nine months ended September 30, 2022.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets – Total assets decreased by $240.8 million, or 10.9%, to $1.98 billion at September 30, 2022 from $2.22 billion at December 31, 2021. The decrease in total assets primarily reflects a decrease in cash and cash equivalents and loans held for sale, partially offset by an increase in loans held for investment, securities available for sale and other assets. The total assets decrease reflects liability decreases in deposits and borrowings.

Cash and Cash Equivalents – Cash and cash equivalents decreased $303.8 million, or 80.6%, to $72.9 million at September 30, 2022, compared to $376.7 million at December 31, 2021. The decrease in cash and cash equivalents primarily reflects the increases in loans held for investment, securities available for sale and decrease of funding sources from deposits and borrowings.

Securities Available for Sale – Securities available for sale increased $18.3 million to $197.3 million at September 30, 2022. The increase was primarily due to purchases of mortgage-related securities as the interest rates continue to rise. The purchases are exceeding security paydowns for the year and maturities of debt securities.

Loans Held for Sale - Loans held for sale decreased $126.7 million to $186.0 million at September 30, 2022 due to the decrease of refinancing and purchase activity resulting from the increase in mortgage rates.

Loans Receivable - Loans receivable held for investment increased $148.7 million to $1.35 billion at September 30, 2022. The increase in total loans receivable was attributable to increases in each of the one- to four-family, multi-family, and commercial real estate loan categories.

The following table shows loan originations during the periods indicated.

	For the
	Nine months ended September 30,
	2022	2021
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$129,625	43,137
Multi-family	189,817	81,722
Home equity	311	4,736
Construction and land	3,174	23,358
Commercial real estate	77,437	33,552
Total real estate loans originated for investment	400,364	186,505
Consumer loans originated for investment	38	23
Commercial business loans originated for investment	4,016	19,922
Total loans originated for investment	$404,418	206,450

Allowance for Credit Losses - Loans - The allowance for credit losses increased $1.7 million to $17.5 million at September 30, 2022. The increase primarily resulted from the CECL model adoption on January 1, 2022.  The CECL calculation resulted in an opening balance adjustment of $430,000 to increase the allowance for credit losses. Additionally, net recoveries totaled $810,000 for the nine months ended September 30, 2022. With the adoption of CECL, estimated recoveries may be accounted for within the calculation and do not impact the provision for credit losses line item when cash is received.

There was a provision for credit losses - loans of $700,000 for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $33.1 million to $78.3 million at September 30, 2022. The increase was primarily due to an increase in the fair value mark on derivatives as interest rates increased and deferred taxes increased as unrealized losses on available for sale securities increased due to rising interest rates.

Deposits – Total deposits decreased $46.3 million to $1.19 billion at September 30, 2022.  The decrease was driven by a decrease of $33.0 million in time deposits and  $45.4 million in money market and savings deposits offset by an increase of $32.1 million in demand deposits.

Borrowings – Total borrowings decreased $157.2 million, or 32.9%, to $320.0 million at September 30, 2022. The community banking segment paid off $270.0 million in long-term FHLB borrowings, borrowing $50.0 million of new long-term FHLB borrowings, and $50.0 million in new short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment increased a total of $17.8 million at September 30, 2022 from December 31, 2021.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $20.0 million to $24.1 million at September 30, 2022. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $764,000 to $67.7 million at September 30, 2022. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition, and these amounts remain classified as other liabilities until settled. Additionally, other liabilities decreased due to the payment of the special dividend in the first quarter.  Offsetting the decreases, the fair value mark on derivative liabilities related to the loans held for sale and the back-to-back swaps increased with the increase in interest rates.

Shareholders’ Equity – Shareholders' equity decreased $56.6 million to $376.2 million at September 30, 2022.  Shareholders' equity decreased primarily due to the declaration of dividends, a decrease in the fair value of the security portfolio, the repurchase of stock and the adoption of CECL. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2022	2021
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,018	$5,420
Over four-family	-	128
Home equity	57	26
Construction and land	-	-
Commercial real estate	-	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	5,075	5,574

Real estate owned
Construction and land	148	148
Total real estate owned	148	148
Total nonperforming assets	$5,223	$5,722

Total non-accrual loans to total loans, net	0.37%	0.46%
Total non-accrual loans to total assets	0.26%	0.25%
Total nonperforming assets to total assets	0.26%	0.26%

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

A loan is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral.  For all classes of loans and leases deemed collateral-dependent, the Company elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell.  In most cases, the Company records a specific valuation allowance or a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell.  Substantially all of the collateral consists of various types of real estate including residential and commercial properties.

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Nine Months
	Ended September 30,
	2022	2021
	(In Thousands)

Balance at beginning of period	$5,574	$5,560
Additions	2,908	1,320
Transfers to real estate owned	-	-
Charge-offs	-	(12)
Returned to accrual status	(694)	(1,544)
Principal paydowns and other	(2,713)	(1,352)
Balance at end of period	$5,075	$3,972

Total non-accrual loans decreased by $499,000, or 9.0%, to $5.1 million as of September 30, 2022 compared to $5.6 million as of December 31, 2021.  The ratio of non-accrual loans to total loans receivable was 0.37% at September 30, 2022 compared to 0.46% at December 31, 2021.  During the nine months ended September 30, 2022, $2.9 million in loans were placed on non-accrual status. Offsetting this activity, $2.7 million in principal payments were received and $694,000 in loans returned to accrual status during the nine months ended September 30, 2022.

Of the $5.1 million in total non-accrual loans as of September 30, 2022, $3.3 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $30,000 in cumulative partial net charge-offs have been recorded over the life of these loans as of September 30, 2022.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  There were no specific reserves as of September 30, 2022.  The remaining $1.7 million of non-accrual loans were reviewed on an aggregate basis as of September 30, 2022.
.

The outstanding principal balance of our five largest non-accrual loans as of September 30, 2022 totaled $3.6 million, which represents 70.2% of total non-accrual loans as of that date.  Four of the five loans have not had any cumulative life-to-date net charge-offs and no specific reserve was deemed necessary based on net realizable collateral value with respect to these four loans as of September 30, 2022.  One of the loans was reviewed on an aggregate basis along with the other loans held for investment at the mortgage segment.

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

As of September 30, 2022 and December 31, 2021, there were no loans 90 or more days past due and still accruing interest.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information with respect to the accrual status of our troubled debt restructurings:

	As of September 30, 2022
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$-	$1,623	$1,623
	$-	$1,623	$1,623

	As of December 31, 2021
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$-	$1,670	$1,670
Commercial real estate	1,222	-	1,222
Commercial	1,097	-	1,097
	$2,319	$1,670	$3,989

All troubled debt restructurings are considered to be impaired, are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the unaudited consolidated financial statements. Specific reserves have been established to the extent that collateral dependent impairment analyses indicate that a collateral shortfall exists.

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

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2022	2021
	(Dollars in Thousands)

Loans past due less than 90 days	$2,931	$2,694
Loans past due 90 days or more	3,596	4,368
Total loans past due	$6,527	$7,062

Total loans past due to total loans receivable	0.48%	0.59%

Past due loans decreased by $535,000, or 7.6%, to $6.5 million at September 30, 2022 from $7.1 million at December 31, 2021.  Loans past due 90 days or more decreased by $772,000, or 17.7%, primarily in the one- to four-family loan category during the nine months ended September 30, 2022 .Loans past due less than 90 days increased by $237,000, or 8.8%, primarily in the home equity and commercial loan categories.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Nine Months
	Ended September 30,
	2022	2021(1)
	(Dollars in Thousands)

Balance at beginning of period	$15,778	$18,823
Adoption of CECL (1)	430	-
Provision (credit) for credit losses - loans	700	(2,520)
Charge-offs:
Mortgage
One- to four-family	254	105
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	10
Construction and land	-	13
Consumer	12	10
Commercial	-	-
Total charge-offs	266	138
Recoveries:
Mortgage
One- to four-family	55	522
Multi family	727	36
Home Equity	14	12
Commercial real estate	2	3
Construction and land	12	52
Consumer	-	-
Commercial	-	-
Total recoveries	810	625
Net recoveries	(544)	(487)
Allowance at end of period	$17,452	$16,790

Ratios:
Allowance for credit losses to non-accrual loans at end of period	343.88%	422.71%
Allowance for credit losses to loans receivable at end of period	1.29%	1.37%
Net recoveries to average loans outstanding (annualized)	(0.06)%	(0.05)%
Current year provision (credit) for credit losses - loans to net recoveries	(128.68)%	517.45%
Net recoveries (annualized) to beginning of the year allowance	(4.61)%	(3.46)%

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The 2021 amount presented is calculated under the prior accounting standard.

The allowance for credit losses - loans increased $1.7 million to $17.5 million at September 30, 2022 from $15.8 million at December 31, 2021. The increase resulted from the CECL model adoption on January 1, 2022 along with loan growth throughout the year.  The CECL calculation resulted in an opening balance adjustment of $430,000 to increase the allowance for credit losses and a $700,000 provision for credit losses. Additionally, net recoveries totaled $544,000 for the nine months ended September 30, 2022. With the adoption of CECL, estimated recoveries may be accounted for within the calculation and do not impact the provision for credit losses line item when cash is received.

We had net recoveries of $544,000, or 0.06% of average loans annualized, for the nine months ended September 30, 2022, compared to net recoveries of $487,000, or 0.05% of average loans annualized, for the nine months ended September 30, 2021. Of the $544,000 in net recoveries during the nine months ended September 30, 2022, the majority of the activity related to loans secured by multi-family loan categories.

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

During the nine months ended September 30, 2022, primary uses of cash and cash equivalents included: $2.12 billion in funding loans held for sale, $148.1 million to fund loans held for investment, $77.4 million for purchases of mortgage related securities, $270.0 million for payoffs of long-term borrowings, $26.0 million for cash dividends paid, $46.3 million for decrease in deposits, and $45.2 million for purchases of our common stock.

During the nine months ended September 30, 2022, primary sources of cash and cash equivalents included: $2.31 billion in proceeds from the sale of loans held for sale, $27.9 million in principal repayments on mortgage related securities, $14.9 million in maturities of debt securities, $8.7 million in sales of FHLB stock, and $18.6 million in net income.

During the nine months ended September 30, 2021, primary uses of cash and cash equivalents included: $3.21 billion in funding loans held for sale, $55.3 million for purchases of mortgage related securities, $33.1 million for short-term borrowings, $26.3 million for cash dividends paid, $4.7 million for purchases of our common stock, and $4.3 million to pay a legal settlement.

During the nine months ended September 30, 2021, primary sources of cash and cash equivalents included: $3.44 billion in proceeds from the sale of loans held for sale, $148.8 million for net loan receivables decrease, $61.7 million from an increase in deposits, $30.8 million in principal repayments on mortgage related securities, $6.4 million in maturities of debt securities, and $58.2 million in net income.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2022 and 2021, respectively, $72.9 million and $358.6 million of our assets were invested in cash and cash equivalents.  At September 30, 2022, cash and cash equivalents were comprised of the following: $37.2 million in cash held at the Federal Reserve Bank and other depository institutions and $35.7 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts,  advances from the FHLB, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2022, we had $250.0 million in long term advances from the FHLB with contractual maturity dates in 2025, 2027, 2028, and 2029.  The 2025 advance has a contractual maturity date in September 2025 with a single call option in 2023. The 2027 advance has a contractual maturity date in December 2027. There is one advance that has a contractual maturity in September 2028. There are two advances with contractual maturities in 2029. The 2028 and 2029 advance maturities have quarterly call options currently available.

At September 30, 2022, we had outstanding commitments to originate loans receivable of $57.8 million.  In addition, at September 30, 2022, we had unfunded commitments under construction loans of $36.2 million, unfunded commitments under business lines of credit of $17.3 million and unfunded commitments under home equity lines of credit and standby letters of credit of $12.6 million.  At September 30, 2022, certificates of deposit scheduled to mature in one year or less totaled $498.3 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At September 30, 2022, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $52.1 million.

Capital

Shareholders' equity decreased $56.6 million to $376.2 million at September 30, 2022.  Shareholders' equity decreased primarily due to the declaration of dividends, a decrease in the fair value of the security portfolio, the repurchase of stock and the adoption of CECL. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.

The Company's Board of Directors authorized a stock repurchase program in the fourth quarter of 2021. As of September 30, 2022, the Company has 925,000 shares remaining in the plan.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At September 30, 2022, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended September 30, 2022, we repaid $75.0 million in FHLB long-term debt and borrowed $50.0 million of FHLB long-term debt and $50.0 million of short-term debt. During the nine months ended September 30, 2022, we repaid $270.0 million in FHLB long-term debt.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2022 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of September 30, 2022
Dollar Change	$(4,249)	(2,750)	(1,379)	305
Percentage Change	(7.29)%	(4.72)	(2.37)	0.52

At September 30, 2022, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 2.37% while a 100 basis point decrease in rates had the effect of increasing net interest income by 0.52%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
July 1, 2022 - July 31, 2022	118,600	$17.16	118,600	1,231,913
August 1, 2022 - August 31, 2022	33,450	17.42	33,450	1,198,463
September 1, 2022 - September 30, 2022	273,245	16.96	273,245	925,218
Total	425,295	$17.05	425,295	925,218

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 2, 2022
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: November 2, 2022
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer