Form 10-K
period 2022-12-31
Waterstone Financial, Inc.
filed 2023-02-28
CIK 1569994

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

F O R M   10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).        Yes     ☐            No     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).     Yes     ☐            No     ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on June 30, 2022 as reported by the NASDAQ Global Select Market®, was approximately $387.4 million.

As of February 24, 2023, 22,058,568 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 16, 2023

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED December 31, 2022

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

•	technological changes that may be more difficult or expensive than expected;
•	the ability of third-party providers to perform their obligations to us;
•	the effect of any pandemic; including COVID-19;
•	the effects of federal government shutdown;
•	the effects of any national or international war, conflict, or act of terrorism;
•	the ability of the U.S. Government to manage federal debt limits;
•	significant increases in our loan losses; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation, which had 78 offices in 26 states as of December 31, 2022.

WaterStone Bank conducts its community banking business from 14 banking offices located in Milwaukee, Washington and Waukesha counties, Wisconsin. WaterStone Bank’s principal lending activity is originating one- to four-family, multi-family residential, and commercial real estate loans for retention in its portfolio. At December 31, 2022, such loans comprised 31.09%, 44.90%, and 17.41%, respectively, of WaterStone Bank’s loan portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances. Our deposit offerings include certificates of deposit, money market savings accounts, transaction deposit accounts, noninterest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, collateralized mortgage obligations, government-sponsored enterprise bonds, private-label enterprise bonds, municipal obligations, and other debt securities.

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

WaterStone Bank’s mortgage banking operations are conducted through its wholly-owned subsidiary, Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originates single-family residential real estate loans for sale into the secondary market.  Waterstone Mortgage Corporation utilizes lines of credit provided by WaterStone Bank as a primary source of funds, and also utilizes a line of credit with another financial institution as needed.  On a consolidated basis, Waterstone Mortgage Corporation originated $2.76 billion in mortgage loans held for sale during the year ended December 31, 2022, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank.

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

Waterstone Mortgage Corporation.  Acquired in 2006, Waterstone Mortgage Corporation is a mortgage banking business with offices in 26 states.  It has its own board of directors currently comprised of its President, its Chief Financial Officer, its Chief Operating Officer, the WaterStone Bank Chief Executive Officer, President, Chief Financial Officer and Chief Credit Officer.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold WaterStone Bank office and retail facilities, both owned and leased.  Main Street Real Estate Holdings, LLC currently conducts real estate broker activities limited to real estate owned.

Market Area

WaterStone Bank.  WaterStone Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  WaterStone Bank’s primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have nine branch offices in Milwaukee County, four branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2022 (the latest date for which information was publicly available), 49.0% of deposits in the State of Wisconsin were located in the seven-county Milwaukee metropolitan market and 42.4% of deposits in the State of Wisconsin were located in the three counties in which the Bank has a branch office.

WaterStone Bank’s primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets.

Waterstone Mortgage Corporation.  As of December 31, 2022, Waterstone Mortgage Corporation had 13 offices in Florida, nine offices in New Mexico, seven offices in each of Virginia and Wisconsin, five offices in Texas, four offices in Maryland, three offices in each of Arizona, Illinois, Oklahoma, and Pennsylvania, two offices in each of Colorado, Michigan, New Hampshire, South Carolina, and Tennessee, and one office in each of Delaware, Idaho, Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, New Jersey, North Dakota, and Rhode Island.

Competition

WaterStone Bank.  WaterStone Bank faces competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. As of June 30, 2022, based on the FDIC annual Summary of Deposits Report, we had the 10th largest market share in our metropolitan statistical area out of 46 financial institutions, representing 1.4% of all deposits.

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

Lending Activities

The scope of the discussion included under “Lending Activities” is limited to lending operations related to loans originated for investment.  A discussion of the lending activities related to loans originated for sale is included under “Mortgage Banking Activity.”

Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential and commercial real estate. Generally, we retain the loans that we originate, which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $469.6 million, or 31.1%, of our total loan portfolio at December 31, 2022.  Multi-family residential mortgage loans represented $678.0 million, or 44.9%, of our total loan portfolio at December 31, 2022.  Commercial real estate loans represented $263.0 million, or 17.4%, of our total loan portfolio at December 31, 2022. We also offer construction and land loans, home equity lines of credit and commercial loans.  At December 31, 2022, commercial business loans, home equity loans, and construction and land loans totaled $24.9 million, $11.5 million and $62.5 million, respectively.

The largest exposure to one borrower or group of related borrowers was $43.8 million in the multi-family category.  The borrower represented a total of 2.9% of the total loan portfolio as of December 31, 2022.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$469,567	31.09%	$300,523	24.92%	$426,792	31.04%
Multi-family	677,981	44.90%	537,956	44.62%	571,948	41.59%
Home equity	11,455	0.76%	11,012	0.91%	14,820	1.08%
Construction and land	62,494	4.14%	82,588	6.85%	77,080	5.61%
Commercial real estate	262,973	17.41%	250,676	20.79%	238,375	17.33%
Commercial loans	24,934	1.65%	22,298	1.85%	45,386	3.30%
Consumer	774	0.05%	732	0.06%	736	0.05%
Total	1,510,178	100.00%	1,205,785	100.00%	1,375,137	100.00%

Allowance for credit losses ("ACL") - loans (1)	(17,757)		(15,778)		(18,823)

Loans, net	$1,492,421		$1,190,007		$1,356,314

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2022. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	On- to four-family		Multi family		Home Equity		Construction and Land
		Weighted		Weighted		Weighted		Weighted
Maturity period as of		Average		Average		Average		Average
December 31, 2022	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
One year or less	$12,485	3.68%	$17,242	4.36%	$1,212	6.44%	$568	5.99%
More than one year through five years	50,726	4.68%	433,847	4.02%	6,149	6.81%	25,940	5.54%
More than five years through 15 years	66,478	4.97%	225,422	4.89%	4,055	4.69%	35,986	3.90%
More than 15 years	339,878	4.75%	1,470	4.01%	39	5.13%	-	0.00%
Total	$469,567	4.74%	$677,981	4.32%	$11,455	6.01%	$62,494	4.60%

	Commercial Real Estate		Commercial Business		Consumer		Total
		Weighted		Weighted		Weighted		Weighted
Maturity period as of		Average		Average		Average		Average
December 31, 2022	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
One year or less	$27,745	4.34%	$4,926	6.94%	$774	7.98%	$64,952	4.51%
More than one year through five years	160,154	4.56%	11,903	5.03%	-	0.00%	688,719	4.29%
More than five years through 15 years	75,074	4.30%	8,105	5.91%	-	0.00%	415,120	4.73%
More than 15 years	-	-	-	-	-	0.00%	341,387	4.74%
Total	$262,973	4.46%	$24,934	5.70%	$774	7.98%	$1,510,178	4.52%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2022 that are contractually due after December 31, 2023.

	Due After December 31, 2023
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$41,378	$415,704	$457,082
Multi-family	425,144	235,595	660,739
Home equity	1,369	8,874	10,243
Construction and land	41,347	20,579	61,926
Commercial real estate	167,676	67,552	235,228
Commercial loans	18,079	1,929	20,008
Consumer	-	-	-
Total loans	$694,993	$750,233	$1,445,226

One- to Four-Family Residential Mortgage Loans.  One- to four-family residential mortgage loans totaled $469.6 million, or 31.1% of total loans at December 31, 2022.  Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our single family adjustable-rate mortgage loans generally provide for maximum annual rate adjustments of 200 basis points, with a lifetime maximum adjustment of 600 basis points.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years, and are indexed to either the 12-month SOFR rate or the 12-month LIBOR.  Single family adjustable rate mortgage loans are originated at both our community banking segment and our mortgage banking segment. We do not offer and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner’s insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average one- to four-family first mortgage loan balance was approximately $276,000 on December 31, 2022, and the largest outstanding balance on that date was $5.9 million, which is a consolidation loan that is collateralized by 86 single family properties.  A total of 37.1% of our one- to four-family loans are collateralized by properties in the state of Wisconsin.

Multi-family Real Estate Loans.  Multi-family loans totaled $678.0 million, or 44.9% of total loans at December 31, 2022. These loans are generally secured by properties located in our primary market area. Our multi-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit. Multi-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a multi-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, global cash flows, and the appraised value of the underlying property. We will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees from the principals and by the owners of 20% or more of the borrower.

A multi-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to most guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding multi-family mortgage loan balance was approximately $1.4 million on December 31, 2022, with the largest outstanding balance at $16.7 million.

Loans secured by multi-family real estate generally involve larger principal amounts than owner-occupied, one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2022, outstanding home equity loans and equity lines of credit totaled $11.5 million, or 0.8% of total loans outstanding.  At December 31, 2022, the unadvanced portion of home equity lines of credit totaled $9.5 million.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to seven years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was approximately $47,000 at December 31, 2022, with the largest outstanding balance at that date of $334,000.

Construction and Land Loans.  We originate construction loans for the acquisition of land and the construction of single-family residences, multi-family residences, and commercial real estate buildings.  At December 31, 2022, construction and land loans totaled $62.5 million, or 4.1% of total loans.   A total of $48.5 million had yet to be advanced as of December 31, 2022.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months for single-family residences although our policy is to consider construction periods as long as three years for multi-family residences and commercial buildings. At the end of the construction phase, the construction loan converts to a longer-term mortgage loan upon stabilization. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the owner-occupied residential loan balance exceeds 80% of the lesser of the appraised value or acquisition cost of the secured property. The average outstanding construction loan balance totaled approximately $4.3 million on December 31, 2022, with the largest outstanding balance at $15.3 million.  The average outstanding land loan balance was approximately $169,000 on December 31, 2022, and the largest outstanding balance on that date was $604,000.

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

Commercial Real Estate Loans.  Commercial real estate loans totaled $263.0 million at December 31, 2022, or 17.4% of total loans, and are made up of loans secured by office and retail buildings, industrial buildings, churches, restaurants, other retail properties and mixed use properties. These loans are generally secured by property located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 20 to 25-year amortization period. In reaching a decision whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, business and global cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants, if applicable. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial real estate borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2022 was approximately $960,000, and the largest outstanding balance at that date was $16.1 million.

Commercial Loans.  Commercial loans totaled $24.9 million at December 31, 2022, or 1.7%% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate.

Our commercial loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain collateral levels must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2022, the unadvanced portion of working capital lines of credit totaled $17.4 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.

A commercial business borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower. The average outstanding commercial loan at December 31, 2022 was $367,000 and the largest outstanding balance on that date was $7.1 million.

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

Exclusive of our mortgage banking operations, we retain in our portfolio all of the loans that we originate. At December 31, 2022, WaterStone Bank was not servicing any loan it originated and subsequently sold to unrelated third parties. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2022	2021	2020
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,209	$5,420	$5,072
Multi family	-	128	341
Home equity	98	26	63
Construction and land	-	-	43
Commercial real estate	-	-	41
Commercial	-	-	-
Consumer	-	-	-
Total non-accrual loans	4,307	5,574	5,560

Real estate owned
One- to four-family	-	-	-
Multi family	-	-	-
Construction and land	145	148	322
Commercial real estate	-	-	-
Total real estate owned	145	148	322
Valuation allowance at end of period	-	-	-
Total real estate owned, net	145	148	322
Total nonperforming assets	$4,452	$5,722	$5,882

Total non-accrual loans to total loans, net	0.29%	0.46%	0.40%
Total non-accrual loans to total assets	0.21%	0.25%	0.25%
Total nonperforming assets to total assets	0.22%	0.26%	0.27%

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

The following table sets forth activity in our non-accrual loans for the years indicated.

	At and for the Year Ended December 31,
	2022	2021	2020
	(Dollars in Thousands)

Balance at beginning of period	$5,574	$5,560	$7,025
Additions	3,306	3,374	3,356
Transfers to real estate owned	-	-	(637)
Charge-offs	-	(12)	(11)
Returned to accrual status	(1,394)	(1,792)	(2,501)
Principal paydowns and other	(3,179)	(1,556)	(1,672)
Balance at end of period	$4,307	$5,574	$5,560

Total non-accrual loans decreased by $1.3 million to $4.3 million as of December 31, 2022 compared to $5.6 million as of December 31, 2021.  The ratio of non-accrual loans to total loans receivable was 0.29% at December 31, 2022 compared to 0.46% at December 31, 2021.  During the year ended December 31, 2022, no loans were transferred to real estate owned or were charged off, $3.2 million in principal payments were received and $1.4 million in loans were returned to accrual status. Offsetting this activity, $3.3 million in loans were placed on non-accrual status during the year ended December 31, 2022.

Of the $4.3 million in total non-accrual loans as of December 31, 2022, $2.6 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $30,000 in partial charge-offs have been recorded with respect to these loans as of December 31, 2022. Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a “non-performing” status and are disclosed as impaired loans.  There were no specific reserve as of December 31, 2022.  The remaining $1.7 million of non-accrual loans were reviewed on an aggregate basis as of December 31, 2022.

The outstanding principal balance of our five largest non-accrual loans as of December 31, 2022 totaled $2.4 million, which represents 55.7% of total non-accrual loans as of that date.  These five loans did not have any charge-offs or require any specific valuation allowances as of December 31, 2022.

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

There were no accruing loans past due 90 days or more during the years ended December 31, 2022 or  December 31, 2021.

Troubled Debt Restructurings.  The following table summarizes troubled debt restructurings by the Company’s internal risk rating.

	December 31,
	2022	2021	2020
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$936	$3,989	$9,249
Watch	-	-	2,320
Total troubled debt restructurings	$936	$3,989	$11,569

Troubled debt restructurings totaled $936,000 at December 31, 2022, compared to $4.0 million at December 31, 2021. At December 31, 2022, all of the troubled debt restructurings were performing in accordance with their restructured terms. All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the consolidated financial statements. Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

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

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	At December 31,
	2022		2021
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)

One- to four-family	$-	$936	$-	$1,670
Commercial real estate	-	-	1,222	-
Commercial	-	-	1,097	-
	$-	$936	$2,319	$1,670

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

Loan Delinquency.  The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2022	2021
	(Dollars in Thousands)

Loans past due less than 90 days	$2,578	$2,694
Loans past due 90 days or more	3,683	4,368
Total loans past due	$6,261	$7,062

Total loans past due to total loans receivable	0.41%	0.59%

Past due loans decreased by $801,000, or 11.3%, to $6.3 million at December 31, 2022 from $7.1 million at December 31, 2021.  Loans past due less than 90 days decreased by $116,000 during the year ended December 31, 2022.  The decrease was primarily due to a decrease in one- to four-family loans during the year ended December 31, 2022. Loans past due 90 days or more decreased $685,000. The decrease in loans past due 90 days or more was primarily due to a decrease in the one-to four-family loans during the year ended December 31, 2022.

Potential Problem Loans.  We define potential problem loans as substandard loans which are still accruing interest.  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2022 and 2021 were $5.5 million and $7.9 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under generally accepted accounting principles.

Real Estate Owned.  Total real estate owned was $145,000 at December 31, 2022, and $148,000 at December 31, 2021.  During the year ended December 31, 2022 and December 31, 2021, there was no significant activity.

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

We owned one property at December 31, 2022, December 31, 2021, and December 31, 2020.  Habitable real estate owned is managed with the intent of attracting a lessee to generate revenue. Foreclosed properties are transferred to real estate owned at estimated net realizable value, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

Allowance for Credit Losses

The following table sets forth activity in our allowance for credit losses - loans for the years indicated.

	At or for the Year Ended December 31,
	2022	2021	2020
	(Dollars in Thousands)

Balance at beginning of period	$15,778	$18,823	$12,387
Adoption of CECL (1)	430	-	-
Provision (credit) for credit losses - loans	1,030	(3,990)	6,340
Charge-offs:
Mortgage
One- to four-family	304	151	82
Multi family	-	-	5
Home Equity	-	-	13
Commercial real estate	-	13	8
Construction and land	-	10	-
Consumer	16	18	10
Commercial	-	-	-
Total charge-offs	320	192	118
Recoveries:
Mortgage
One- to four-family	78	949	148
Multi family	727	116	21
Home Equity	18	16	27
Commercial real estate	3	52	2
Construction and land	13	4	16
Consumer	-	-	-
Commercial	-	-	-
Total recoveries	839	1,137	214
Net recoveries	(519)	(945)	(96)
Allowance at end of period	$17,757	$15,778	$18,823

Ratios:
Allowance for credit losses to non-accrual loans at end of period (1)	412.28%	283.06%	338.54%
Allowance for credit losses to loans receivable at end of period (1)	1.18%	1.31%	1.37%
Net (recoveries) charge-offs to average loans:
Mortgage
One- to four-family	0.06%	(0.05%)	(0.00%)
Multi family	(0.12%)	(0.01%)	(0.00%)
Home Equity	(0.16%)	(0.03%)	(0.02%)
Construction and land	(0.00%)	(0.01%)	0.00%
Commercial real estate	(0.01%)	0.00%	(0.00%)
Consumer	2.12%	0.61%	0.32%
Commercial	0.00%	0.00%	0.00%
Net (recoveries) charge-offs to average loans outstanding	(0.04%)	(0.07%)	(0.01%)

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

The allowance for credit losses - loans increased $2.0 million to $17.8 million at December 31, 2022 from $15.8 million at December 31, 2021. The increase resulted from the CECL model adoption on January 1, 2022 along with loan growth throughout the year.  The CECL calculation resulted in an opening balance adjustment of $430,000 to increase the allowance for credit losses along with a $1.0 million provision for credit losses - loans during the during year. Additionally, net recoveries totaled $519,000 for the year ended December 31, 2022. With the adoption of CECL, estimated recoveries may be accounted for within the calculation and do not impact the provision for credit losses line item when cash is received.

We had net recoveries of $519,000, or 0.04% of average loans annualized, for the year ended December 31, 2022, compared to net recoveries of $945,000 or 0.07% of average loans annualized, for the year ended December 31, 2021. Of the $519,000 in net recoveries during the year ended December 31, 2022, the majority of the activity related to loans secured by multi-family loan categories.

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

Allocation of Allowance for Credit Losses - Loans.  The following table sets forth the allowance for credit losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2022			2021			2020
	Allowance for Credit Losses - Loans (1)	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses - Loans (1)	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses - Loans (1)	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real estate:
Residential
One- to four-family	$4,743	31.09%	26.71%	$3,963	24.92%	25.12%	$5,459	31.04%	29.00%
Multi family	7,975	44.90%	44.91%	5,398	44.62%	34.21%	5,600	41.59%	29.75%
Home equity	174	0.76%	0.98%	89	0.91%	0.56%	194	1.08%	1.03%
Construction and land	1,352	4.14%	7.61%	1,386	6.85%	8.78%	1,755	5.61%	9.32%
Commercial real estate	3,199	17.41%	18.02%	4,482	20.79%	28.41%	5,138	17.33%	27.30%
Commercial	267	1.65%	1.50%	427	1.85%	2.71%	642	3.30%	3.41%
Consumer	47	0.05%	0.26%	33	0.06%	0.21%	35	0.05%	0.19%
Total allowance for credit losses - loans (1)	$17,757	100.00%	100.00%	$15,778	100.00%	100.00%	$18,823	100.00%	100.00%

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

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

The establishment of the amount of the credit loss allowance inherently involves judgments by management as to the appropriateness of the allowance, which ultimately may or may not be correct. Higher than anticipated rates of loan default would likely result in a need to increase provisions in future years.

At December 31, 2022, the allowance for credit losses - loans was $17.8 million, compared to $15.8 million at December 31, 2021.  As of December 31, 2022, the allowance for credit losses to total loans receivable was 1.18% and  412.28% of non-performing loans, compared to 1.31%, and 283.06%, respectively at December 31, 2021.  The decrease in the allowance for credit losses during the year ended December 31, 2022 reflects an improvement in certain economic factors, decreasing the required allowance related to the loans collectively reviewed. The overall decrease was related to each of the one- to four-family, multi family, home equity, construction and land, commercial real estate, consumer, and commercial categories. See Note 3 of the notes to the consolidated financial statements for further discussion on the allowance for credit losses - loans.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate single-family residential mortgage loans for sale in the secondary market through Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originated, including loans sold to WaterStone Bank, $2.76 billion in mortgage loans held for sale during the year ended December 31, 2022, which was a volume decrease of $1.47 billion, or 34.6%, from the $4.23 billion originated during the year ended December 31, 2021.  The decrease in loan production volume was driven by a $986.3 million, or 76.6%, decrease in refinance products as mortgage rates increased from the prior year. Mortgage purchase products decreased $478.8 million, or 16.3%, due to an increase in mortgage rates year-over-year and the decline in affordable housing inventories. Total mortgage banking income decreased $93.5 million, or 47.3%, to $104.1 million during the year ended December 31, 2022 compared to $197.6 million during the year ended December 31, 2021. The decrease in mortgage banking noninterest income was related to a 34.6% decrease in volume and an 18.3% decrease in gross margin on loans originated and sold for the year ended December 31, 2022 compared to December 31, 2021.  Gross margin on those loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing retained basis. Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our gross margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 89.1% of total originations during the year ended December 31, 2022, compared to 69.5% of total originations during the year ended December 31, 2021.  The mix of loan type trended towards more governmental loans and less conventional loans comprising 29.3% and 70.7% of all loan originations, respectively, during the year ended December 31, 2022, compared to 23.4% and 76.6% of all loan originations, respectively, during the year ended December 31, 2021.

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

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the years ended December 31, 2022, 2021, and 2020, no investment securities were sold.

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

At December 31, 2022, mortgage-backed securities totaled $13.3 million. The mortgage-backed securities portfolio had a weighted average yield of 2.48% and a weighted average remaining life of 9.7 years at December 31, 2022. The estimated fair value of our mortgage-backed securities portfolio at December 31, 2022 was $1.8 million less than the amortized cost of $15.1 million. Mortgage-backed securities valued at $259,000 were pledged as collateral for mortgage banking activities as of December 31, 2022. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest.

At December 31, 2022, collateralized mortgage obligations totaled $124.8 million. At December 31, 2022, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.  The collateralized mortgage obligations portfolio had a weighted average yield of 2.06% and a weighted average remaining life of 6.0 years at December 31, 2022. The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2022 was $21.0 million less than the amortized cost of $145.7 million. Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest.

Private-Label Mortgage-backed Securities.  At December 31, 2022, private-label mortgage-backed securities totaled $8.1 million. These securities had a weighted average yield of 3.61% and a weighted average remaining life of 5.3 years at December 31, 2022. The estimated fair value of our private-label mortgage-backed securities portfolio at December 31, 2022 was $935,000 less than the amortized cost of $9.0 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest.

Government Sponsored Enterprise Bonds.  At December 31, 2022, our Government sponsored enterprise bond portfolio totaled $2.3 million, all of which were issued by Federal National Mortgage Association ("Fannie Mae") and were classified as available for sale.  The weighted average yield on these securities was 0.60% and the weighted average remaining average life was 2.6 years at December 31, 2022.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored enterprise bond portfolio at December 31, 2022 was $244,000 less than the amortized cost of $2.5 million.

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our investment policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  We regularly monitor the credit quality of this portfolio.  At December 31, 2022, our municipal obligations portfolio totaled $36.9 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 3.94% at December 31, 2022, with a weighted average remaining life of 6.8 years.  The estimated fair value of our municipal obligations bond portfolio at December 31, 2022 was $765,000 less than the amortized cost of $37.7 million.

Other Debt Securities.  As of December 31, 2022, we held other debt securities in the portfolio that totaled $11.2 million.  Other debt securities consists of two corporate bonds. The weighted average yield on this portfolio was 3.43% at December 31, 2022, with a weighted average remaining life of 7.3 years.  We regularly monitor the credit quality of this portfolio. The unrealized losses for the other debt securities is due to the current slope of the yield curve. One security earns a floating rate that is indexed to the 10 year Treasury interest rate.

As of December 31, 2022, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

Portfolio Maturities and Yields.  The composition and maturities of the debt securities portfolio at December 31, 2022 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Debt securities available for sale:
Mortgage-backed securities	$244	2.45%	$5,420	2.71%	$850	3.47%	$8,620	2.24%	$15,134	2.48%
Collateralized mortgage obligations:
Government sponsored enterprise issued	3,088	5.26%	37,358	3.07%	103,640	1.62%	1,654	1.01%	145,740	2.06%
Private-label issued	890	6.79%	3,639	3.92%	4,512	2.72%	-	-	9,041	3.61%
Government sponsored enterprise bonds	-	-	2,500	0.60%	-	-	-	-	2,500	0.60%
Municipal obligations	3,706	2.69%	15,717	3.79%	5,622	5.13%	12,654	3.97%	37,699	3.94%
Other debt securities	-	-	-	-	12,500	3.43%	-	-	12,500	3.43%
Total debt securities available for sale	$7,928	4.14%	$64,634	3.17%	$127,124	2.01%	$22,928	3.11%	$222,614	2.53%

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

Deposits.  A majority of our depositors are persons or businesses who work, reside, or are located in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. As of December 31, 2022, certificates of deposit comprised 53.6% of total customer deposits, and had a weighted average cost of 1.52% on that date. Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Development of our branch network and expansion of our commercial products and services and aggressively seeking lower cost savings, checking and money market accounts are expected to result in decreased reliance on higher-cost certificates of deposit.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2022 and December 31, 2021, $642.3 million and $626.7 million of our deposit accounts were certificates of deposit, of which $502.3 million and $533.0 million, respectively, had remaining maturities of one year or less.

Deposits decreased by $34.4 million, or 2.8%, from December 31, 2021 to December 31, 2022. The decrease in deposits was the result of a $50.0 million, or 8.2%, decrease in total transaction accounts offset by a $15.6 million, or 2.5% increase in time deposits.  The Company had no deposits obtained directly from brokers as of December 31, 2022 and December 31, 2021.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2022			2021			2020
	Average Balance	Average Cost of Funds	Ending Weighted Average Yield	Average Balance	Average Cost of Funds	Ending Weighted Average Yield	Average Balance	Average Cost of Funds	Ending Weighted Average Yield
	(Dollars in Thousands)
Deposit type:
Demand deposits	$159,495	0.00%	0.00%	$146,767	0.00%	0.00%	$116,771	0.00%	0.00%
NOW accounts	72,751	0.08%	0.08%	64,653	0.08%	0.08%	47,410	0.08%	0.07%
Regular savings	69,988	0.04%	0.13%	69,988	0.04%	0.03%	75,643	0.04%	0.03%
Money market and savings deposits	321,182	0.37%	1.41%	293,942	0.30%	0.27%	189,079	0.64%	0.59%
Total transaction accounts	623,416	0.20%	0.66%	575,350	0.17%	0.15%	428,903	0.30%	0.29%

Certificates of deposit	602,332	0.60%	1.52%	675,495	0.51%	0.38%	733,033	1.71%	0.86%
Total deposits	$1,225,748	0.40%	1.12%	$1,250,845	0.35%	0.27%	$1,161,936	1.19%	0.63%

At December 31, 2022 and 2021, the aggregate balance of uninsured deposits of $250,000 or more was $313.3 million and $263.3 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance. The following table sets forth the maturity of uninsured certificates of deposits at December 31, 2022 and 2021.

	At December 31,
	2022	2021
	(In Thousands)
Due in:
Three months or less	$26,246	$29,554
Over three months through six months	20,371	25,018
Over six months through 12 months	40,637	31,572
Over 12 months	23,681	16,419
	$110,935	$102,563

Borrowings.  Our borrowings at December 31, 2022 consisted of $385.7 million in advances from the Federal Home Loan Bank of Chicago and $1.1 million outstanding balance in short-term repurchase agreements used to fund loans held for sale. The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2022	2021	2020
	(Dollars in Thousands)
Borrowings:
Balance outstanding at end of year	$386,784	$477,127	$508,074
Weighted average interest rate at the end of year	3.68%	2.02%	1.95%
Average balances outstanding during the year	$348,482	$479,262	$545,741
Weighted average interest rate during the year	2.42%	2.08%	1.95%

Human Capital

As of December 31, 2022, we had 742 full-time equivalent employees.  A total of 172 are WaterStone Bank employees and 570 are employees of Waterstone Mortgage Corporation. We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals. Further, our commitment to a culture of inclusion is integral to our goal of attracting and retaining the best talent and ultimately driving our business performance. Our Diversity and Inclusion strategy includes regular training and development for all employees and partnerships with non-profit organizations that share in our inclusion mission. Our employees participate in a wide array of volunteer activities and we support their charitable giving by matching employee contributions to qualified nonprofit organizations.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions.  At December 31, 2022, WaterStone Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

In addition, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2022, WaterStone Bank maintained 84.2% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

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

The Federal Deposit Insurance Corporation imposes an assessment against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with less risky institutions paying lower rates.  Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. The Federal Deposit Insurance Corporation adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of WaterStone Bank’s size range from 2.5 to 42 basis points of an institution’s total assets less tangible capital.  The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

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

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to total assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At December 31, 2022, WaterStone Bank’s capital to assets ratio, as calculated under Wisconsin law, was 15.90%.

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

The optional community bank leverage ratio has currently been established at 9%. WaterStone Bank has not opted into the community bank leverage ratio.

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

At December 31, 2022, WaterStone Bank was considered well-capitalized with a common equity Tier 1 ratio of 20.46%, Tier 1 leverage ratio of 17.08%, a Tier 1 risk-based ratio of 20.46% and a total risk based capital ratio of 21.52%.

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

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At December 31, 2022, WaterStone Bank’s Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement.  In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the United States Government, United States Government agencies, or the state of Wisconsin or a subdivision thereof, and cash.  At December 31, 2022, WaterStone Bank was in compliance with this requirement.

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

An exception to the requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank. Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences. Effective April 1, 2006, this program was discontinued for new loan originations. Under the terms of the discontinued program, the employee interest rate is based on the Bank’s cost of funds on December 31st of the immediately preceding year and is adjusted annually. At December 31, 2022, the rate of interest on an employee rate mortgage loan was 0.73%, compared to the weighted average rate of 4.81% on all single family mortgage loans. This rate will increase to 1.75% effective March 1, 2023. Employee rate mortgage loans totaled $495,000, or 0.1%, of our single family residential mortgage loan portfolio on December 31, 2022.

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

Community Reinvestment Act

Under the Community Reinvestment Act, WaterStone Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Federal Deposit Insurance Corporation, in connection with its examination of WaterStone Bank, to assess WaterStone Bank’s record of meeting the credit needs of its community and to take that record into account in the Federal Deposit Insurance Corporation’s evaluation of certain applications by WaterStone Bank. For example, the regulations specify that a bank’s Community Reinvestment Act performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. In May 2022, the Federal Deposit Insurance Corporation and other federal bank regulatory agencies released a notice of proposed rulemaking to strengthen and modernize the CRA regulations and framework.  As of the date of its most recent regulatory examination, WaterStone Bank was rated “satisfactory” with respect to its Community Reinvestment Act compliance.

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

WaterStone Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $17.4 million at December 31, 2022.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At December 31, 2022, WaterStone Bank had $385.7 million in advances from the Federal Home Loan Bank of Chicago.

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

The Federal Reserve Board is required to impose upon bank and savings and loan holding companies consolidated regulatory capital requirements that are equally stringent as those applicable to the subsidiary depository institutions.  However, the “small holding company” exception for holding companies with less than $3 billion of consolidated assets, such as Waterstone Financial, generally results in such companies not being subject to the requirements unless otherwise advised by the Federal Reserve Board.

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

Federal and State Taxation

Federal Taxation

General.  Waterstone Financial and subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Waterstone Financial and subsidiaries constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Waterstone Financial or WaterStone Bank.  The Company is no longer subject to federal tax examinations for years before 2019.

Method of Accounting.  For federal income tax purposes, Waterstone Financial currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2022, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Waterstone Financial is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2022, our total federal pre-base year bad debt reserve was approximately $16.7 million.

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

Inflation Reduction Act of 2022.  The Inflation Reduction Act, which was signed into law on August 16, 2022, among other things, implements a new alternative minimum tax of 15% on corporations with profits in excess of $1 billion, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy and climate initiatives. These provisions are effective beginning January 1, 2023. Based on its analysis of the provisions, the Company does not expect this legislation to have a material impact on its consolidated financial statements.

State Taxation

The Company is subject to primarily the Wisconsin corporate franchise (income) tax and taxation in a number of states due primarily to the operations of the mortgage banking segment.  Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable incomes of the members of our consolidated income tax group.

The years open to examination by state and local government authorities varies by jurisdiction.

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

Risks Related to Interest Rates

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability.

The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic.  The Federal Reserve Board has reversed its policy of near zero interest rates given its concerns over inflation.  Market interest rates have risen in response to the Federal Reserve Board’s recent rate increases. As discussed below, the increase in market interest rates is expected to have an adverse effect on our net interest income and profitability.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2022, the fair value of our investment portfolio totaled $196.6 million. Net unrealized losses on these securities totaled $26.1 million at December 31, 2022.  During the year ended December 31, 2022, we incurred other comprehensive losses of $18.3 million, net of tax benefit, related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

Increases in interest rates can also have an adverse impact on our results of operations.  A portion of our loans have adjustable interest rates.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of loan delinquencies and defaults, as well as lower loan originations, as borrowers who may qualify for a loan based on certain mortgage repayments, may not be able to afford repayments based on higher interest rates for the same loan amounts.  The marketability of the underlying collateral also may be adversely affected in a high interest rate environment.  Furthermore, in a period of rising interest rates, the interest income earned on interest-earning assets may not increase as rapidly as the interest paid on interest-bearing liabilities, which would be expected to compress our interest rate spread and have a negative effect on our profitability.

Any increase in market interest rates may reduce our mortgage banking income. We generate revenues primarily from gains on the sale of mortgage loans to investors, and from the amortization of deferred mortgage servicing rights. We had mortgage banking income decrease $91.5 million during the year ended December 31, 2022. We also earn interest on loans held for sale while awaiting delivery to our investors. In a rising or higher interest rate environment, our mortgage loan originations may decrease, resulting in fewer loans that are available for sale. This would result in a decrease in interest income and a decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced loan demand, our results of operations may continue to be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

Substantially all of our loans are secured by real estate located in our primary market area. Weakness in our local economy and our local real estate markets could adversely affect the ability of our borrowers to repay their loans and the value of the collateral securing our loans, which could adversely affect our results of operations. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new loan originations and increased delinquencies and defaults by our borrowers, as well as increases in our allowance for loan losses.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money.  Over the past year, in response to a pronounced rise in inflation, the Federal Reserve Board has raised certain benchmark interest rates to combat inflation.  As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments.  In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses.  Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.  Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Risks Related to Lending Matters

We intend to increase our commercial business lending, and we intend to continue our commercial real estate and multi-family residential real estate lending, which may expose us to increased lending risks and have a negative effect on our results of operations.

We continue to focus on originating commercial business, commercial real estate and multi-family residential real estate loans. These types of loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans. Commercial business loans may expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial business and commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate loans as repayment is generally dependent upon the successful operation of the borrower’s business. Also, the collateral underlying commercial business loans may fluctuate in value. Some of our commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. Multi-family residential real estate and commercial real estate loans involve increased risk because repayment is dependent on income being generated in amounts sufficient to cover property maintenance and debt service. In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and results of operations.  In addition, if we foreclose on these loans, our holding period for the collateral may be longer than for a single -family residential property if there are fewer potential purchasers of the collateral.

Our allowance for credit losses may prove to be insufficient to absorb life-time losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

Under the current expected credit loss model, the allowance for credit losses on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. We estimate the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. Expected credit losses are reflected in the allowance for credit losses through a charge to credit loss expense. When we deem all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. We apply judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

We measure expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, we use loss-rate methods to estimate expected credit losses. Our methodologies for estimating the ACL consider available relevant information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Our methodologies revert back to historical loss information on a straight-line basis over one year when it can no longer develop reasonable and supportable forecasts.

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the financial asset to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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

Risks Related to Environmental and Other Global Matters

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes and other issues. The impact on our customers will likely vary depending on their specific attributes, including reliance on role in carbon intensive activities. among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of asset securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Our business, financial condition, and results of operations could be adversely affected by natural disasters, health epidemics, and other catastrophic events.

We could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. Any of these events could result in the temporary reduction of operations, employees, and customers, which could limit our ability to provide services. Additionally, many of our borrowers may suffer property damage, experience interruption of their businesses or lose their jobs after such events. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have continued to affect the macroeconomic environment, both nationally and in the Company’s existing geographic footprint. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. The COVID-19 pandemic and the related adverse local and national economic consequences could result in a material, adverse effect on our business, financial condition, liquidity, and results of operations, and if these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways.

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

Our securities portfolio may be impacted by fluctuations in fair value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in fair value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  The declines in fair value could result in a material adverse effect on our capital levels. During the year ended December 31, 2022, we incurred other comprehensive losses of $18.3 million, net of tax benefit, related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

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

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

We operate from our corporate center, our 14 full-service banking offices, our drive-through office and 14 automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin. The net book value of our premises, land, equipment and leasehold improvements was $21.1 million at December 31, 2022. The following table sets forth information with respect to our corporate center and our full-service banking offices as of December 31, 2022.

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

In addition to our banking offices, as of December 31, 2022, Waterstone Mortgage Corporation had 13 offices in Florida, nine offices in New Mexico, seven offices in each of Virginia and Wisconsin, five offices in Texas, four offices in Maryland, three offices in each of Arizona, Illinois, Oklahoma, and Pennsylvania, two offices in each of Colorado, Michigan, New Hampshire, South Carolina, and Tennessee, and one office in each of Delaware, Idaho, Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, New Jersey, North Dakota, and Rhode Island.

Item 3.   Legal Proceedings

The information required by this item is set forth in Note 14 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to consolidated financial statements.

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

Following are the Company's monthly common stock repurchases during the fourth quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
October 1, 2022 - October 31, 2022	133,200	$16.56	133,200	792,018
November 1, 2022 - November 30, 2022	24,086	16.40	24,086	767,932
December 1, 2022 - December 31, 2022	1,960	16.52	1,960	765,972
Total	159,246	$16.53	159,246	765,972

(a) On December 10, 2021, the Board of Directors announced the termination of the then-existing stock repurchase plan and authorized the repurchase of 3,500,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the SNL Thrift NASDAQ Index and the Russell 2000. The graph assumes $100 was invested on December 31, 2017, in Waterstone Financial, Inc. common stock and each of those indices.

Waterstone Financial, Inc.

Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Waterstone Financial, Inc.	100.00	104.01	125.22	134.29	166.41	140.19
S&P Composite 1500 Thrifts & Mortgage Finance Index	100.00	81.15	110.27	104.12	128.42	106.34
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41

Item 6.   [Reserved]

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Annual Report on Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the year ended December 31, 2022, compared to the year ended December 2021, and the financial condition as of December 31, 2022 compared to the financial condition as of December 31, 2021.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for credit losses.  Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the year ended December 31, 2022, compared the year ended December 31, 2021, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

For a discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2021 Form 10-K, filed with the SEC on February 28, 2022.

Significant Items

There were no Significant Items for the years ended December 31, 2022 and 2021.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below involve a heightened level of management judgment due to the complexity, subjectivity and sensitivity involved in their application.

See Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements contains a further discussion of our significant accounting policies.

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.

Allowance for Credit Losses. The ACL represents management's estimate of current expected credit losses, or the amount of amortized cost basis not expected to be collected, on our loan portfolio and the amount of credit loss impairment on our AFS securities portfolio. Determining the amount of the ACL is considered a critical accounting estimate because of its complexity and because it requires extensive judgment and estimation. Estimates that are particularly susceptible to change that may have a material impact on the amount of the ACL include:

●	Our evaluation of current conditions;
●	Our assessment that the physical condition of the real estate has not significantly changed since the last valuation date;
●	Our determination of a reasonable and supportable economic forecast and selection of the reasonable and supportable forecast period;
●	Our evaluation of historical loss experience;
●	Our evaluation of changes in composition and characteristics of the loan portfolio, including internal risk ratings;
●	Our estimate of expected prepayments;
●	Our selection of models and modeling techniques may also have a material impact on the estimate;
●	The value of underlying collateral, which may impact loss severity and certain cash flow assumptions for collateral-dependent, criticized and classified loans;
●	Our selection and evaluation of qualitative factors; and
●	Our estimate of expected cash flows on AFS debt securities in unrealized loss positions.

The appropriateness of the allowance for credit losses is reviewed and approved quarterly by the WaterStone Bank Board of Directors. The allowance reflects management’s best estimate of the amount needed to provide for the future losses over the life of the loan portfolio, and is based on a loss model using a forecast and historical losses developed and implemented by management and approved by the WaterStone Bank Board of Directors.

Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions.  More specifically, if our future charge-off experience increases substantially from our past experience, or if the value of underlying loan collateral, in our case mostly real estate, declines in value by a substantial amount, or if unemployment in our primary market area increases significantly, our allowance for credit losses may be inadequate and we will incur higher provisions for loan losses and lower net income in the future.

See Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements describes the methodology used to determine the ACL.

In addition, state and federal regulators periodically review the WaterStone Bank allowance for credit losses. Such regulators have the authority to require WaterStone Bank to recognize additions to the allowance at the time of their examination.

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

Recent Accounting Pronouncements.

Refer to Note 1- Summary of Significant Accounting Policies of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

Selected Financial Data

The summary financial information presented below is derived in part from the Company’s audited financial statements, although the table itself is not audited.

	At or for the Year Ended December 31,
	2022	2021	2020
	(In Thousands, except per share amounts)
Selected Financial Condition Data:
Total assets	$2,031,672	$2,215,858	$2,184,587
Cash and cash equivalents	46,642	376,722	94,767
Securities available for sale	196,588	179,016	159,619
Loans held for sale	131,188	312,738	402,003
Loans receivable	1,510,178	1,205,785	1,375,137
Allowance for credit losses (1)	17,757	15,778	18,823
Loans receivable, net	1,492,421	1,190,007	1,356,314
Real estate owned, net	145	148	322
Deposits	1,199,012	1,233,386	1,184,870
Borrowings	386,784	477,127	508,074
Total shareholders' equity	370,486	432,773	413,118

Selected Operating Data:
Interest income	$70,245	$69,883	$78,484
Interest expense	13,291	14,368	24,984
Net interest income	56,954	55,515	53,500
Provision (credit) for credit losses (1)	968	(3,990)	6,340
Net interest income after provision for credit losses (1)	55,986	59,505	47,160
Noninterest income	105,555	203,195	244,017
Noninterest expense	137,062	170,594	183,061
Income before income taxes	24,479	92,106	108,116
Provision for income taxes	4,992	21,315	26,971
Net income	$19,487	$70,791	$81,145

Per common share:
Income per share - basic	$0.89	$2.98	$3.32
Income per share - diluted	$0.89	$2.96	$3.30
Book value	$16.71	$17.45	$16.47
Dividends declared	$0.80	$1.80	$1.36

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

	At or for the Year Ended December 31,
	2022	2021	2020
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.96%	3.20%	3.77%
Return on average equity	4.91	16.38	20.18
Interest rate spread (1)	2.76	2.47	2.34
Net interest margin (2)	3.00	2.68	2.67
Noninterest expense to average assets	6.79	7.71	8.50
Efficiency ratio (3)	84.34	65.94	61.53
Average interest-earing assets to average interest-bearing liabilities	134.23	130.76	126.07
Dividend payout ratio (4)	146.07	43.62	38.55

Capital Ratios:
Waterstone Financial, Inc.:
Equity to total assets at end of period	18.24%	19.53%	18.91%
Average equity to average assets	19.66	19.53	18.68
Total capital to risk-weighted assets	24.36	29.01	24.80
Tier 1 capital to risk-weighted assets	23.29	27.99	23.71
Common equity tier 1 capital to risk-weighted assets	23.29	27.99	23.71
Tier 1 capital to average assets	19.45	19.29	18.38
WaterStone Bank:
Total capital to risk-weighted assets	21.52	25.52	22.52
Tier 1 capital to risk-weighted assets	20.46	24.50	21.44
Common equity tier 1 capital to risk-weighted assets	20.46	24.50	21.44
Tier 1 capital to average assets	17.08	16.88	16.61

Asset Quality Ratios:
Allowance for credit losses - loans as a percent of total loans (5)	1.18%	1.31%	1.37%
Allowance for credit losses - loans as a percent of non-performing loans (5)	412.28	283.06	338.54
Net recoveries to average outstanding loans during the period	(0.04)	(0.07)	(0.01)
Non-performing loans as a percent of total loans	0.29	0.46	0.40
Non-performing assets as a percent of total assets	0.22	0.26	0.27

Other Data:
Number of full-service banking offices	14	14	14
Number of full-time equivalent employees	742	870	812

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

(5) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

Comparison of Consolidated Waterstone Financial, Inc. Financial Condition at December 31, 2022 and at December 31, 2021

Total Assets.  Total assets decreased by $184.2 million, or 8.3%, to $2.03 billion at December 31, 2022 from $2.22 billion at December 31, 2021.  The decrease in total assets primarily reflects a decrease in cash and cash equivalents and loans held for sale, partially offset by an increase in loans held for investment, securities available for sale and other assets. The total assets decrease reflects liability decreases in deposits and borrowings.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $330.1 million to $46.6 million at December 31, 2022 from $376.7 million at December 31, 2021.  The decrease in cash and cash equivalents primarily reflects the increases in loans held for investment, securities available for sale and decrease of funding sources from deposits and borrowings.

Securities Available for Sale. Securities available for sale increased by $17.6 million to $196.6 million at December 31, 2022 from $179.0 million at December 31, 2021. The increase was primarily due to purchases of mortgage-related securities to take advantage of the increase in interest rates. The purchases are exceeding security paydowns for the year and maturities of debt securities. Also offsetting the purchases, the decline in fair market value of the portfolio decreased due to rising interest rates.

Loans Held for Sale.  Loans held for sale decreased $181.6 million, or 58.1%, to $131.2 million at December 31, 2022 from $312.7 million at December 31, 2021 due to the decrease of refinancing activity resulting from the increase in mortgage rates.

Loans Receivable.  Loans receivable held for investment increased $304.4 million, or 25.2%, to $1.51 billion at December 31, 2022 from $1.21 billion at December 31, 2021. The increase in total loans receivable was attributable to increases in each of the one- to four-family, multi-family, and commercial real estate loan categories.

Allowance for Credit Losses.  The allowance for credit losses increased $2.0 million to $17.8 million at December 31, 2022 from $15.8 million at December 31, 2021.  The increase primarily resulted from the $1.0 million provision increase due to the increase in loans held in portfolio along with the CECL model adoption on January 1, 2022.  The CECL calculation resulted in an opening balance adjustment of $430,000 to increase the allowance for credit losses. Additionally, net recoveries totaled $519,000 for the year ended December 31, 2022. During the  year ended December 31, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors. See Note 3 - Loans Receivable of the notes to consolidated financial statements for further discussion on the allowance for credit losses.

Prepaid Expenses and Other Assets.  Total prepaid expenses and other assets increased $14.6 million to $59.8 million at December 31, 2022 from $45.1 million at December 31, 2021. The increase was primarily due to an increase in the fair value mark on derivatives as interest rates increased and deferred taxes increased as unrealized losses on available for sale securities increased due to rising interest rates.

Deposits.  Deposits decreased by $34.4 million to $1.20 billion at December 31, 2022, from $1.23 billion at December 31, 2021. The decrease was driven by a decrease of $66.2 million in money market and savings deposits offset by an increase of $16.2 million in demand deposits and an increase of $15.6 in time deposits.

Borrowings.  Total borrowings decreased $90.3 million to $386.8 million at December 31, 2022, from $477.1 million at December 31, 2021. The community banking segment paid off $420.0 million in long-term FHLB borrowings and $5.0 million in short-term borrowings, borrowing $150.0 million of new long-term FHLB borrowings, and $187.5 million in new short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment decreased a total of $1.0 million to $1.1 million at December 31, 2022 from $2.0 million at December 31, 2021.

Other Liabilities.  Other liabilities increased $1.6 million to $70.1 million at December 31, 2022 compared to $68.5 million at December 31, 2021. Other liabilities increased primarily due to increase of the fair value mark on derivative liabilities related to the loans held for sale and the back-to-back swaps increased with the increase in interest rates offset by a decrease in dividends payable as a special dividend was declared in December 2021 and paid in February 2022.

Shareholders’ Equity.  Shareholders’ equity decreased by $62.3 million, or 14.4%, to $370.5 million at December 31, 2022 from $432.8 million at December 31, 2021. Shareholders' equity decreased primarily due to the declaration of dividends, a decrease in the fair value of the security portfolio, the repurchase of stock and the adoption of CECL. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.

Comparison of Community Banking Segment Operations for the Years Ended December 31, 2022 and 2021

Net income from our community banking segment for the year ended December 31, 2022 totaled $22.8 million compared to $28.3 million for the year ended December 31, 2021.  Net interest income increased $555,000 to $56.6 million for the year ended December 31, 2022 compared to $56.1 million for the year ended December 31, 2021. Net interest income increased primarily due to an increase in interest earned on mortgage-related securities and cash as the federal funds rates raises throughout the year along with a decrease on borrowing interest expense as less borrowings were needed to fund the mortgage banking segment line of credit.  Offsetting the those increases to net interest income, interest earned on loans decreased as the mortgage banking segment line decreased as volumes slowed and interest expense on deposits increased as funding rates matched the federal funds rate increases.

There was a provision for credit losses of $677,000 for the year ended December 31, 2022 compared to a negative provision for loan losses of $4.1 million for the year ended December 31, 2021. The provision for credit losses consisted of a $740,000 provision related to loans due to loan growth and a $62,000 of negative provision related to unfunded commitments as the balance decreased for the year ended December 31, 2022. During the year ended December 31, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors.

Noninterest income decreased $837,000 for the year ended December 31, 2022 due primarily to a decrease in service fees on deposits and prepayment fees on loans during the year ended December 31, 2022, offset by a gain from death benefit received on one bank owned life insurance policy and an increase in bank owned life insurance as interest rates increased.

Compensation, payroll taxes, and other employee benefits expense decreased $1.3 million to $19.0 million during the year ended December 31, 2022 primarily due to a decrease in health insurance, variable compensation, ESOP expense compared to the year ended December 31, 2021. Other noninterest expense increased $3.6 million to $5.6 million as certain loan-related expenses paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans increased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2022 and 2021

Net loss totaled $3.4 million for the year ended December 31, 2022 compared to net income of $42.5 million for the year ended December 31, 2021. We originated $2.76 billion in mortgage loans held for sale (including sales to the community banking segment) during the year ended December 31, 2022, which represents a decrease of $1.47 billion, or 34.6%, from the $4.23 billion originated during the year ended December 31, 2021. The decrease in loan production volume was driven by a $986.3 million, or 76.6%, decrease in refinance products driven by an increase in fixed mortgage rates. Mortgage purchase products decreased $478.8 million, or 16.3% due to inventory constraints in the market, housing affordability, and as interest rates have increased. Total mortgage banking noninterest income decreased $93.5 million, or 47.3%, to $104.1 million during the year ended December 31, 2022 compared to $197.6 million during the year ended December 31, 2021. The decrease in mortgage banking noninterest income was related to a 34.6% decrease in volume and a 18.3% decrease in gross margin on loans originated and sold for the year ended December 31, 2022 compared to December 31, 2021.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan. Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity increased to 89.1% from 69.5% of total originations for the year ended December 31, 2022 and 2021, respectively, as refinance demand decelerated due to an increase in interest rates over the past year. The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 29.3% and 70.7%, respectively of all loan originations, respectively, during the year ended December 31, 2022, compared to 23.4% and 76.6% of all originations, respectively, during the year ended December 31, 2021.

During the year ended December 31, 2022, there were no sales of mortgage servicing rights. During the year ended December 31, 2021, the Company sold mortgage servicing rights related to $1.24 billion in loans serviced for third parties. The sale generated $12.4 million in net proceeds and a $4.0 million gain.

Total compensation, payroll taxes and other employee benefits decreased $34.3 million, or 29.7%, to $81.0 million for the year ended December 31, 2022 compared to $115.3 million for the year ended December 31, 2021. The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased. During the year ended December 31, 2022, the segment has added 11 branches and a total of 130 loan origination personnel. Losses associated with these new branches totaled approximately $1.9 million during the year ended December 31, 2022. These branch losses are net of corporate revenue of approximately $1.2 million during the year ended December 31, 2022.

Waterstone Mortgage Corporation originates loans in various states. The states where we originate greater than 10% of total activity are Florida and New Mexico.

Comparison of Consolidated Waterstone Financial, Inc. Results of Operations for the Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021
	(Dollars In Thousands, except per share amounts)

Net income	$19,487	$70,791
Earnings per share - basic	0.89	2.98
Earnings per share - diluted	0.89	2.96
Return on average assets	0.96%	3.20%
Return on average equity	4.91%	16.38%

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

	Years Ended December 31,
	2022			2021			2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,467,306	62,935	4.29%	$1,600,115	64,366	4.02%	$1,716,341	72,633	4.23%
Mortgage related securities (2)	162,584	3,241	1.99%	103,324	1,954	1.89%	101,345	2,488	2.45%
Debt securities, federal funds sold and short-term investments (2)(3)	269,171	4,271	1.59%	366,949	3,827	1.04%	187,910	3,644	1.94%
Total interest-earning assets	1,899,061	70,447	3.71%	2,070,388	70,147	3.39%	2,005,596	78,765	3.93%
Noninterest-earning assets	120,744			142,040			147,697
Total assets	$2,019,805			$2,212,428			$2,153,293

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$72,751	61	0.08%	64,653	50	0.08%	47,410	38	0.08%
Money market and savings accounts	391,170	1,201	0.31%	363,930	904	0.25%	264,722	1,768	0.67%
Certificates of deposit	602,332	3,601	0.60%	675,495	3,466	0.51%	733,033	12,559	1.71%
Total interest-bearing deposits	1,066,253	4,863	0.46%	1,104,078	4,420	0.40%	1,045,165	14,365	1.37%
Borrowings	348,482	8,428	2.42%	479,262	9,948	2.08%	545,741	10,619	1.95%
Total interest-bearing liabilities	1,414,735	13,291	0.94%	1,583,340	14,368	0.91%	1,590,906	24,984	1.57%

Noninterest-bearing liabilities
Non interest-bearing deposits	159,495			146,767			116,771
Other noninterest-bearing liabilities	48,500			50,140			43,460
Total noninterest-bearing liabilities	207,995			196,907			160,231
Total liabilities	1,622,730			1,780,247			1,751,137
Equity	397,075			432,181			402,156
Total liabilities and equity	$2,019,805			$2,212,428			$2,153,293
Net interest income / Net interest rate spread (4)		57,156	2.77%		55,779	2.48%		53,781	2.36%
Less: taxable equivalent adjustment		202	0.01%		264	0.01%		281	0.02%
Net interest income, as reported		56,954	2.76%		55,515	2.47%		53,500	2.34%
Net interest-earning assets (5)	$484,326			$487,048			$414,690
Net interest margin (6)			3.00%			2.68%			2.67%
Tax equivalent effect			0.01%			0.01%			0.01%
Net interest margin on a fully tax equivalent basis			3.01%			2.69%			2.68%
Average interest-earning assets to average interest-bearing liabilities	134.23%			130.76%			126.07%

(1)   Includes net deferred loan fee amortization income of $684,000, $2.1 million and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

(2)   Includes available for sale securities.

(3)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the years ended December 31, 2022, 2021, and 2020.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 1.51%, 0.97%, and 1.79% for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments for any of the years presented.

	Years Ended December 31,			Years Ended December 31,
	2022 versus 2021			2021 versus 2020
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale (1)(2)	$(5,567)	$4,136	$(1,431)	$(3,968)	$(4,299)	$(8,267)
Mortgage related securities (3)	1,190	97	1,287	47	(581)	(534)
Other interest-earning assets (3)(4)	(1,204)	1,648	444	2,398	(2,215)	183
Total interest-earning assets	(5,581)	5,881	300	(1,523)	(7,095)	(8,618)

Interest expense:
Demand accounts	11	-	11	12	-	12
Money market and savings accounts	71	226	297	1,285	(2,149)	(864)
Certificates of deposit	(214)	349	135	(915)	(8,178)	(9,093)
Total interest-bearing deposits	(132)	575	443	382	(10,327)	(9,945)
Borrowings	(3,790)	2,270	(1,520)	(1,481)	810	(671)
Total interest-bearing liabilities	(3,922)	2,845	(1,077)	(1,099)	(9,517)	(10,616)
Net change in net interest income	$(1,659)	$3,036	$1,377	$(424)	$2,422	$1,998

(1)	Includes net deferred loan fee amortization income of $684,000, $2.1 million and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the years ended December 31, 2022, 2021, and 2020.

Net Interest Income

Net interest income increased $1.4 million, or 2.6%, to $57.0 million during the year ended December 31, 2022 compared to $55.5 million during the year ended December 31, 2021.

•

Interest income on loans decreased $1.4 million, or 2.2%, to $62.9 million during the year ended December 31, 2022 compared to $64.4 million during the year ended December 31, 2021 due primarily to a $144.9 million, or 45.6%, decrease in average loans as loans held for sale originations decreased as interest rates increased. This decrease was partially offset by a 27 basis point increase in average yield on loans as interest rates continue to increase over the past year and an increase in average loan balance of $12.1 million, or 0.9%, in the average balance of loans held in portfolio.

•	Interest income from mortgage related securities increased $1.3 million, or 65.9%, primarily as the average balance increased $59.3 million.
•

Interest expense on time deposits increased $135,000, or 3.9%, primarily due to a nine basis point increase in average cost of time deposits. Offsetting the average cost of time deposits increase, the average balance of time deposits decreased $73.2 million compared to the prior year.

•

Interest expense on money market, savings, and escrow accounts increased $297,000, or 32.9%, due primarily to a six basis point increase in average cost of money market, savings, and escrow accounts and the average balance increased $27.2 million.

•

Interest expense on borrowings decreased $1.5 million, or 15.3%, due to a $130.8 million decrease in the average balance of borrowings during the year ended December 31, 2022 compared to the year ended December 31, 2021 as $470.0 million in FHLB borrowings paid off and $385.7 million in new FHLB borrowings during the year ended December 31, 2022.  The FHLB borrowings decreased was primarily due to the decrease in loans held for sale.

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

There was a provision for credit losses of $968,000 during the year ended December 31, 2022 compared to a $4.0 million negative provision for loan losses for the year ended December 31, 2021. The $968,000 provision for credit losses consisted of a $1.0 million provision related to loans and a $62,000 of negative provision related to unfunded commitments for the year ended December 31, 2022. During the year ended December 31, 2022, we made adjustments to our forecast factor to reflect the current economic forecast, and qualitative factors, primarily to account for the changes in internal metrics and external risk factors.

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

Noninterest Income

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$2,202	$3,325	$(1,123)	(33.8%)
Increase in cash surrender value of life insurance	1,738	1,615	123	7.6%
Mortgage banking income	99,560	191,035	(91,475)	(47.9%)
Other	2,055	7,220	(5,165)	(71.5%)
Total noninterest income	$105,555	$203,195	$(97,640)	(48.1%)

Total noninterest income decreased $97.6 million, or 48.1%%, to $105.6 million during the year ended December 31, 2022 compared to $203.2 million during the year ended December 31, 2021. The decrease resulted primarily from a decrease in mortgage banking income along with decreases from no gain on sale of mortgage servicing rights.

•

The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $1.65 billion, or 39.3%, to $2.55 billion during the year ended December 31, 2022 compared to $4.20 billion during the year ended December 31, 2021.  Gross margin on loans originated and sold decreased 18.3% at the mortgage banking segment. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Results of Operations for the Year December 31, 2022 and 2021" above, for additional discussion of the increase in mortgage banking income.

•	Service charges on loans and deposits decreased primarily due to a decrease in loan prepayment fees.
•

The decrease in other noninterest income was due primarily to a gain on sale of mortgage servicing rights in 2021 and decreases in mortgage servicing fee income as a result of the servicing fees prior to the sale. During the year ended December 31, 2021, the Company sold mortgage servicing rights related to $1.24 billion in loans serviced for third parties. The sale generated $12.4 million in net proceeds and a $4.0 million gain. There was no comparable sale during the year ended December 31, 2022.  As of December 31, 2022 and December 31, 2021, the Company maintained servicing rights related to $409.6 million and $204.8 million, respectively, in loans previously sold to third parties. Offsetting the decreases, there was a $340,000 increase in gain from death benefit received on one bank owned life insurance policy during the year ended December 31, 2022 compared to none during the year ended December 31, 2021.

Noninterest Expenses

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$99,565	$135,115	$(35,550)	(26.3%)
Occupancy, office furniture, and equipment	8,706	9,612	(906)	(9.4%)
Advertising	3,976	3,528	448	12.7%
Data processing	4,470	3,950	520	13.2%
Communications	1,189	1,309	(120)	(9.2%)
Professional fees	1,815	1,275	540	42.4%
Real estate owned	19	3	16	533.3%
Loan processing expense	4,744	4,610	134	2.9%
Other	12,578	11,192	1,386	12.4%
Total noninterest expenses	$137,062	$170,594	$(33,532)	(19.7%)

Total noninterest expenses decreased $33.5 million, or 19.7%, to $137.1 million during the year ended December 31, 2022 compared to $170.6 million during the year ended December 31, 2021.

•

Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment decreased $34.3 million, or 29.7%, to $81.0 million for the year ended December 31, 2022. The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased.

•

Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $1.3 million, or 6.3%, to $19.0 million during the year ended December 31, 2022. The decrease was primarily due to a decrease in health insurance, variable compensation, and ESOP expense as the average stock price has decreased compared to the year ending December 31, 2021, offset by an increase in salaries due to annual raises.

•

Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $770,000 to $5.1 million during the year ended December 31, 2022 primarily resulting from lower rent, computer, and depreciation expenses.

•

Occupancy, office furniture and equipment expense at the community banking segment decreased $136,000 to $3.6 million during the year ended December 31, 2022 compared to the prior year. The decrease was due primarily to decreased depreciation expense and maintenance expense.

•

Advertising expense increased $448,000, or 12.7%, to $4.0 million during the year ended December 31, 2022. This was primarily due to an increase at the mortgage banking segment in an effort to increase new customers.

•	Data processing expense increased $520,000, or 13.2%, to $4.5 million during the year ended December 31, 2022. This was primarily due to increases at the community banking and mortgage banking segments for continued investments in technology and security.
•

Professional fees increased $540,000, or  42.4%, to $1.8 million during the year ended December 31, 2022. The increase was due to receiving a countersuit settlement related to a previously closed legal matter at the mortgage banking segment during the year ended December 31, 2021.

•

Other noninterest expense increased $1.3 million, or 12.4%, to $12.6 million during the year ended December 31, 2022. Other noninterest expenses increased at the mortgage banking segment increased as the provision for loan sale losses and corporate meetings expenses increased during the year ended December 31, 2022. Offsetting the increases at the mortgage banking segment, the amortization expense on mortgage servicing rights decreased due to the bulk sale of mortgage servicing rights during the year ended December 31, 2021.

Income Taxes

Income tax expense decreased $16.3 million to $5.0 million during the year ended December 31, 2022, compared to $21.3 million during the year ended December 31, 2021 as pretax income decreased $67.6 million.  Income tax expense was recognized during the year ended December 31, 2022 at an effective rate of 20.4% compared to an effective rate of 23.1% during the year ended December 31, 2021. The decrease in the effective rate reflects an increase of permanent deductions relative to the amount of pretax income and additionally the 2022 rate reflects the lower state tax apportionment based on the final 2020 tax returns. During the year ended  December 31, 2021, the Company recorded a $949,000 return to provision income tax adjustment to reflect actual state tax apportionment based on the final 2021 tax returns. There was no return to provision adjustment during the year ended December 31, 2022.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the WDFI, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. The Bank’s primary and total regulatory liquidity at December 31, 2022 were 4.49% and 19.46%, respectively.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2022 and 2021, $46.6 million and $376.7 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLB.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2022, and 2021, we originated on a consolidated basis $2.55 billion and $4.20 billion in loans for sale and sold loans on a consolidated basis of $2.81 billion and $4.48 billion.  During the year ended December 2022, loan originations net of loan repayments resulted in a negative cash flows of $303.9 million. During the year ended December 2021, loan repayments net of loan originations resulted in a positive cash flows of $170.3 million. Cash received from the principal repayments of debt and mortgage related securities and maturity and calls of debt securities totaled $50.7 million and $49.5 million for the years ended December 31, 2022 and 2021, respectively. We purchased $90.0 million and $73.7 million in debt securities and mortgage related securities classified as available for sale during the years ended December 31, 2022 and 2021, respectively. The net decrease in deposits was $34.4 million for the year ending December 31, 2022. The net increase in deposits was $48.5 million for the year ending December 31, 2021. We received a $1.2 million death benefit on a bank owned life insurance policy in 2022. There were net decreases in borrowings of $90.3 million and $30.9 million for the years ended December 31, 2022 and 2021.  During the years ended December 31, 2022 and 2021, we repurchased common stock of $47.8 million and $10.2 million, respectively.  During the years ended December 31, 2022 and 2021, we paid cash dividends on common stock of $30.3 million and $30.4 million, respectively.

Deposits decreased by $34.4 million from December 31, 2021 to December 31, 2022. The decrease was driven by a decrease of $66.2 million in money market and savings deposits offset by an increase of $16.2 million in demand deposits and $15.6 million in time deposits. Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At December 31, 2022, we had $185.7 million in short term advances from the FHLB. At December 31, 2022, we had $200.0 million in long term advances from the FHLB with contractual maturity dates in 2025, 2027, and 2032. There are four advances that have contractual maturities in 2025. The 2027 advance has a contractual maturity date in December 2027.  The 2032 advance has a quarterly call options which begins in March 2023. As an additional source of funds, the mortgage banking segment has a repurchase agreement. At December 31, 2022, we had $1.1 million outstanding under the repurchase agreement with a total outstanding commitment of $50.0 million.

At December 31, 2022, we had outstanding commitments to originate loans receivable of $61.2 million.  In addition, at December 31, 2022, we had unfunded commitments under construction loans of $48.5 million, unfunded commitments under business lines of credit of $17.4 million and unfunded commitments under home equity lines of credit and standby letters of credit of $11.1 million. At December 31, 2022, certificates of deposit scheduled to mature in less than one year totaled $502.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, Federal Reserve Discount Window or brokered deposits to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Capital

Shareholders’ equity decreased by $62.3 million, or 14.4%, to $370.5 million at December 31, 2022 from $432.8 million at December 31, 2021. Shareholders' equity decreased primarily due to the declaration of dividends, a decrease in the fair value of the security portfolio, the repurchase of stock and the adoption of CECL. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.

The Company's Board of Directors authorized a stock repurchase program in the fourth quarter of 2021. As of December 31, 2022, the Company had repurchased 13.9 million shares at an average price of $15.27 under previously approved stock repurchase plans.

Waterstone Financial, Inc. and WaterStone Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2022, Waterstone Financial, Inc. and WaterStone Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Capital Requirements” and Note 9 - Regulatory Capital of the notes to the consolidated financial statements.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the year ended December 31, 2022, we repaid $5.0 million in FHLB short-term debt and $470.0 million in FHLB long-term debt and borrowed $200.0 million of FHLB long-term debt and $185.7 million of short-term debt.

See Note 8 - Borrowings of the notes to the consolidated financial statements for additional information about the remaining maturities of our FHLB long-term debt.

See Note 14 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to the consolidated financial statements for additional information.

WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2022 and the respective maturity dates.

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

Quarterly Financial Information

The following table sets forth certain quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, except per share data)
2022 (unaudited)
Interest income	$15,030	$16,416	$18,125	$20,674
Interest expense	3,166	2,335	2,727	5,063
Net interest income	11,864	14,081	15,398	15,611
Provision (credit) for credit losses (1)	(76)	48	332	664
Net interest income after provision for credit losses (1)	11,940	14,033	15,066	14,947
Total noninterest income	29,818	31,238	27,404	17,095
Total noninterest expense	34,935	35,050	35,694	31,384
Income before income taxes	6,823	10,221	6,776	658
Income taxes	1,532	2,231	1,506	(277)
Net income	$5,291	$7,990	$5,270	$935
Income per share - basic	$0.23	$0.36	$0.25	$0.04
Income per share - diluted	$0.23	$0.36	$0.25	$0.04

2021 (unaudited)
Interest income	$17,969	$17,824	$17,506	$16,584
Interest expense	4,017	3,547	3,392	3,412
Net interest income	13,952	14,277	14,114	13,172
Provision for loan losses (1)	(1,070)	(750)	(700)	(1,470)
Net interest income after provision for loan losses (1)	15,022	15,027	14,814	14,642
Total noninterest income	56,199	52,044	52,936	42,016
Total noninterest expense	43,000	43,297	43,323	40,974
Income before income taxes	28,221	23,774	24,427	15,684
Income taxes	6,877	5,880	5,427	3,131
Net income	$21,344	$17,894	$19,000	$12,553
Income per share - basic	$0.90	$0.75	$0.80	$0.53
Income per share - diluted	$0.89	$0.74	$0.79	$0.53

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amount presented is calculated under the prior accounting standard.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2022 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of December 31, 2022
Dollar Change	$(5,632)	$(3,886)	$(2,053)	$(233)
Percentage Change	(10.8%)	(7.4%)	(3.9%)	(0.4%)

At December 31, 2022, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 3.92% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 0.44%.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

CliftonLarsonAllen LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report dated February 28, 2023.

/s/ Douglas S. Gordan	/s/ Mark R. Gerke
Douglas S. Gordon	Mark R. Gerke
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Waterstone Financial, Inc.

Wauwatosa, Wisconsin

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework, issued by COSO in 2013.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provides a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matters communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s estimate of the allowance for credit losses on loans was $17.8 million at December 31, 2022 on a loan portfolio of $1.51 billion. The allowance for credit losses (ACL) on loans is an estimate of lifetime expected credit losses. The ACL considers historical loss rates, which are adjusted for reasonable and supportable forecasts, and other qualitative adjustments. The Company segments the loan portfolio into loan pools based on loan type with similar origination years and similar credit risk elements. Loans that do not share credit risk elements are evaluated on an individual basis. For loan product types one-to-four family, multi family, commercial real estate, and commercial, an average historical loss rate is calculated by classifying net charge-offs by year of loan origin and dividing into total originations for that specific year. This methodology is referred to as vintage analysis. The average loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For loan product types construction and land and consumer, an average annual net loss rate is computed and extrapolated over the remaining life of the loans. This methodology is referred to as the weighted average remaining maturity method (WARM). For all loan pools the Company then considers the need for an additional allowance based upon qualitative factors as determined by pool. These qualitative factors are intended to adjust for changes not reflected in historical loss rates and otherwise unaccounted for in the quantitative process.

The principal considerations for our determination of the qualitative factors used in the allowance for credit losses for loans as a critical audit matter includes the subjectivity, complexity, and estimation uncertainty involved in determining significant model assumptions and adjusting model outputs to reflect economic and portfolio trends and conditions not captured within the models.

The primary procedures we performed to address this critical audit matter included the following:

•	Obtained an understanding of the Company’s models and the process for establishing the allowance for credit losses for the loan portfolio.

•

Tested the design and operating effectiveness of controls relating to management’s determination of the allowance for credit losses for loans, including controls over the allowance for credit losses models and the inputs and assumptions used to support the reserve calculations. Controls over the models include review of the model calculations and the macro-economic forecasts utilized in the models. Additionally, we tested controls over the approval of key policies and decisions during the implementation of the new accounting standard and validation of the models.

•

Evaluated the reasonableness of management’s application of industry and qualitative factor adjustments to the allowance for credit losses, including the comparison of factors considered by management to third party or internal sources as well as evaluated the appropriateness and level of the qualitative factor adjustments.

•	Assessed the overall trends in credit quality by comparing the Company’s quarterly changes in qualitative factors and the allowance for credit losses.

•	Evaluated management’s determination of reasonable and supportable forecasts, including comparing key factors to independent sources.

•	Evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s conclusion.

•	Testing the calculations used by management to translate the assumptions and key factors into the allowance estimated amount.

/s/ CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

We have served as the Company’s auditor since 2021.

Milwaukee, Wisconsin

February 28, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Waterstone Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows of Waterstone Financial, Inc. and Subsidiaries (the Company) for the year ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP
We served as the Company's auditor from 2014 through 2020
Chicago, Illinois
March 1, 2021

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2022 and 2021

	December 31,
	2022	2021
Assets	(In Thousands, except share data)
Cash	$33,700	$343,016
Federal funds sold	10,683	13,981
Interest-earning deposits in other financial institutions and other short term investments	2,259	19,725
Cash and cash equivalents	46,642	376,722
Securities available for sale (at fair value)	196,588	179,016
Loans held for sale (at fair value)	131,188	312,738
Loans receivable	1,510,178	1,205,785
Less: Allowance for credit losses ("ACL") - loans (1)	17,757	15,778
Loans receivable, net	1,492,421	1,190,007

Office properties and equipment, net	21,105	22,273
Federal Home Loan Bank stock (at cost)	17,357	24,438
Cash surrender value of life insurance	66,443	65,368
Real estate owned, net	145	148
Prepaid expenses and other assets	59,783	45,148
Total assets	$2,031,672	$2,215,858

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$230,596	$214,409
Money market and savings deposits	326,145	392,314
Time deposits	642,271	626,663
Total deposits	1,199,012	1,233,386

Borrowings	386,784	477,127
Advance payments by borrowers for taxes	5,334	4,094
Other liabilities	70,056	68,478
Total liabilities	1,661,186	1,783,085
Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock (par value $0.01 per share) Authorized - 50,000,000 shares in 2022 and 2021, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at December 31, 2022 and at December 31, 2021, Issued and Outstanding - 22,174,225 at December 31, 2022 and 24,795,124 at December 31, 2021	222	248
Additional paid-in capital	128,550	174,505
Retained earnings	274,246	273,398
Unearned ESOP shares	(13,056)	(14,243)
Accumulated other comprehensive loss, net of taxes	(19,476)	(1,135)
Total shareholders’ equity	370,486	432,773
Total liabilities and shareholders’ equity	$2,031,672	$2,215,858

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended December 31, 2022, 2021 and 2020

	Years ended December 31,
	2022	2021	2020
	(In Thousands, except per share amounts)
Interest income:
Loans	$62,935	$64,366	$72,633
Mortgage-related securities	3,241	1,954	2,488
Debt securities, federal funds sold and short-term investments	4,069	3,563	3,363
Total interest income	70,245	69,883	78,484
Interest expense:
Deposits	4,863	4,420	14,365
Borrowings	8,428	9,948	10,619
Total interest expense	13,291	14,368	24,984
Net interest income	56,954	55,515	53,500
Provision (credit) for credit losses (1)	968	(3,990)	6,340
Net interest income after provision (credit) for credit losses (1)	55,986	59,505	47,160
Noninterest income:
Service charges on loans and deposits	2,202	3,325	4,462
Increase in cash surrender value of life insurance	1,738	1,615	1,905
Mortgage banking income	99,560	191,035	233,245
Other	2,055	7,220	4,405
Total noninterest income	105,555	203,195	244,017
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	99,565	135,115	139,046
Occupancy, office furniture, and equipment	8,706	9,612	10,223
Advertising	3,976	3,528	3,691
Data processing	4,470	3,950	3,941
Communications	1,189	1,309	1,329
Professional fees	1,815	1,275	8,118
Real estate owned	19	3	(8)
Loan processing expense	4,744	4,610	4,646
Other	12,578	11,192	12,075
Total noninterest expenses	137,062	170,594	183,061
Income before income taxes	24,479	92,106	108,116
Income tax expense	4,992	21,315	26,971
Net income	$19,487	$70,791	$81,145
Income per share:
Basic	$0.89	$2.98	$3.32
Diluted	$0.89	$2.96	$3.30
Weighted average shares outstanding:
Basic	21,884	23,741	24,464
Diluted	22,010	23,931	24,607

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31, 2022, 2021 and 2020

	Years ended December 31,
	2022	2021	2020
	(In Thousands)
Net income	$19,487	$70,791	$81,145
Other comprehensive income (loss), net of tax:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $6,868, $1,294, and ($630), respectively	(18,341)	(3,461)	1,684
Total other comprehensive (loss) income	(18,341)	(3,461)	1,684
Comprehensive income	$1,146	$67,330	$82,829

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2022, 2021 and 2020

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands)

Balances at December 31, 2019	27,148	$271	$211,997	$197,393	$(16,617)	$642	$393,686

Comprehensive income:
Net income	-	-	-	$81,145	-	-	$81,145
Other comprehensive income:	-	-	-	-	-	1,684	1,684
Total comprehensive income							82,829
ESOP shares committed to be released to Plan participants	-	-	489	-	1,187	-	1,676
Cash dividend, $1.36 per share	-	-	-	(33,251)	-	-	(33,251)
Stock compensation activity, net of tax	293	3	3,701	-	-	-	3,704
Stock based compensation expense	-	-	716	-	-	-	716
Purchase of common stock returned to authorized but unissued	(2,353)	(23)	(36,219)	-	-	-	(36,242)

Balances at December 31, 2020	25,088	$251	$180,684	$245,287	$(15,430)	$2,326	$413,118

Comprehensive income:
Net income	-	$-	$-	$70,791	$-	$-	$70,791
Other comprehensive loss:	-	-	-	-	-	(3,461)	(3,461)
Total comprehensive income							67,330
ESOP shares committed to be released to Plan participants	-	-	942	-	1,187	-	2,129
Cash dividend, $1.80 per share	-	-	-	(42,680)	-	-	(42,680)
Stock compensation activity, net of tax	208	2	2,305	-	-	-	2,307
Stock based compensation expense	-	-	745	-	-	-	745
Purchase of common stock returned to authorized but unissued	(501)	(5)	(10,171)	-	-	-	(10,176)

Balances at December 31, 2021	24,795	$248	$174,505	$273,398	$(14,243)	$(1,135)	$432,773

Comprehensive income:
Net income	-	$-	$-	$19,487	$-	$-	$19,487
Other comprehensive loss:	-	-	-	-	-	(18,341)	(18,341)
Total comprehensive income	-	-	-	-	-	-	1,146
Adoption of new accounting pronouncement (See Note 1)	-	-	-	(1,392)	-	-	(1,392)
ESOP shares committed to be released to Plan participants	-	-	702	-	1,187	-	1,889
Cash dividend, $0.80 per share	-	-	-	(17,247)	-	-	(17,247)
Stock compensation activity, net of tax	62	1	563	-	-	-	564
Stock based compensation expense	-	-	583	-	-	-	583
Purchase of common stock returned to authorized but unissued	(2,683)	(27)	(47,803)	-	-	-	(47,830)

Balances at December 31, 2022	22,174	$222	$128,550	$274,246	$(13,056)	$(19,476)	$370,486

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2022, 2021 and 2020

	Years ended December 31,
	2022	2021	2020
	(In Thousands)
Operating activities:
Net income	$19,487	$70,791	$81,145
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses (1)	968	(3,990)	6,340
Depreciation, amortization, accretion	4,033	6,048	5,608
Deferred taxes	(484)	1,378	(2,620)
Stock based compensation	583	745	716
Origination of mortgage servicing rights	(2,462)	(5,778)	(13,406)
Proceeds on sales of mortgage servicing rights	-	12,448	6,985
Gain on sale of loans held for sale	(76,156)	(193,399)	(245,358)
Loans originated for sale	(2,549,935)	(4,198,139)	(4,332,028)
Proceeds on sales of loans originated for sale	2,807,641	4,480,804	4,395,505
Gain on death benefit on bank owned life insurance	(340)	-	(1,456)
(Increase) decrease in accrued interest receivable	(1,712)	944	387
Increase in cash surrender value of life insurance	(1,738)	(1,615)	(1,905)
(Increase) decrease in derivative assets	(10,897)	6,688	(9,222)
Decrease in accrued interest on deposits and borrowings	399	(178)	(422)
Decrease (increase) in prepaid tax expense	1,068	(2,558)	113
Legal settlement	-	(4,250)	4,250
Increase (decrease) in derivative liabilities	16,260	(5,140)	5,140
Net gain related to real estate owned	-	(12)	(107)
Gain on sale of mortgage servicing rights	-	(4,032)	(600)
Change in other assets and other liabilities, net	(50)	(6,301)	7,353
Net cash provided (used) by operating activities	206,665	154,454	(93,582)

Investing activities:
Net (increase) decrease in loans receivable	(303,874)	170,297	12,353
Purchases of:
FHLB Stock	(5,005)	-	(5,570)
Debt securities	(9,732)	-	(10,125)
Mortgage related securities	(80,265)	(73,687)	(19,372)
Bank owned life insurance	(180)	(180)	(180)
Premises and equipment	(701)	(778)	(1,225)
Proceeds from:
Principal repayments on mortgage-related securities	33,191	40,445	45,254
Maturities of debt securities	17,555	9,055	5,290
Sales of FHLB stock	12,086	2,282	-
Sales of real estate owned	-	183	1,133
Death benefit from bank owned life insurance	1,183	-	9,633
Net cash provided (used) by investing activities	(335,742)	147,617	37,191

Financing activities:
Net (decrease) increase in deposits	(34,374)	48,516	117,094
Net change in short-term borrowings	179,657	(30,947)	24,512
Repayment of long-term debt	(470,000)	-	-
Proceeds from long-term debt	200,000	-	-
Net change in advance payments by borrowers for taxes	1,240	572	(690)
Cash dividends on common stock	(30,260)	(30,388)	(31,520)
Proceeds from stock option exercises	564	2,307	3,704
Purchase of common stock returned to authorized but unissued	(47,830)	(10,176)	(36,242)
Net cash provided (used) by financing activities	(201,003)	(20,116)	76,858
(Decrease) increase in cash and cash equivalents	(330,080)	281,955	20,467
Cash and cash equivalents at beginning of period	376,722	94,767	74,300
Cash and cash equivalents at end of period	$46,642	$376,722	$94,767

Supplemental information:
Cash paid during the period for:
Income tax payments	$4,090	$22,663	$29,478
Interest payments	12,892	14,546	25,406
Noncash investing activities:
Loans receivable transferred to other real estate	-	-	637
Dividends declared but not paid in other liabilities	4,511	17,525	5,232
(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2022, 2021 and 2020

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

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the allowance for credit losses, income taxes, and fair value measurements.

d)	Cash and Cash Equivalents

The Company considers federal funds sold and highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

e)	Securities

Available for Sale Securities

At the time of purchase, investment debt securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity.  Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations.  Available for sale securities are carried at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of equity in accumulated other comprehensive income (loss). The amortized cost of securities available for sale is adjusted for accretion of discounts to maturity and amortization of premiums over the estimated life of each security or, in the case of callable securities, through the first call date, using the effective yield method. Such amortization and accretion is included in interest income. Interest income on securities is recognized using the interest method according to the terms of the security.  Realized gains or losses on securities sales (using specific identification method) are included in noninterest income.

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

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprised approximately 74.7% of total mortgage banking noninterest expense for 2022.

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

h)	Allowance for Credit Losses

AFS Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost.  Although ASC Topic 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model.  One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost.  For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  The Company reviews its AFS debt securities for credit loss impairment at the individual security level on at least a quarterly basis. A security is impaired if its fair value is less than its amortized cost basis. A decline in fair value below amortized cost basis represents a credit loss impairment to the extent the Company does not expect to recover the amortized cost basis of the security. Impairment related to credit losses is recorded through the ACL to the extent fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through the ACL are recorded through other comprehensive income, net of applicable taxes.

In assessing whether an impairment is credit loss related, the Company compares the present value of cash flows expected to be collected to the security's amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists and an ACL is recorded. The Company discounts expected cash flows at the effective interest rate implicit in the security at the purchase date, adjusted for expected prepayments. For floating rate securities, the Company uses the floating rate as it changes over the life of the security. In developing estimates about cash flows expected to be collected and determining whether a credit loss exists, the Company considers information about past events, current conditions and reasonable and supportable forecasts. Factors and information that the Company uses in making its assessments include, but are not necessarily limited to, the following:
•The extent to which fair value is less than amortized cost;
•Adverse conditions specifically related to the security, an industry or geographic area;
•Changes in the financial condition of the issuer or underlying loan obligors;
•The payment structure and remaining payment terms of the security, including levels of subordination or over-collateralization;
•Failure of the issuer to make scheduled payments;
•Changes in credit ratings;
•Relevant market data;
•Estimated prepayments, defaults, and the value and performance of underlying collateral at the individual security level.

The relative importance assigned to each of these factors varies depending on the facts and circumstances pertinent to the individual security being evaluated.

Timely payment of principal and interest on securities issued by the U.S. Government, U.S. government agencies and U.S. government sponsored entities is explicitly or implicitly guaranteed by the U. S. government. Therefore, the Company expects to recover the amortized cost basis of these securities.

If the Company intends to sell a security in an unrealized loss position, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, any allowance for credit losses will be written off and the amortized cost basis will be written down to the debt security’s fair value at the reporting date with any incremental impairment reported in earnings. AFS securities will be charged off to the extent that there is no reasonable expectation of recovery of amortized cost basis. AFS securities will be placed on non-accrual status if the Company does not reasonably expect to receive interest payments in the future and interest accrued will be reversed against interest income. Securities will be returned to accrual status only when collection of interest is reasonably assured.

Loans

The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is adjusted through the provision for credit losses to the amount of amortized cost basis not expected to be collected at the balance sheet date.

The measurement of expected credit losses encompasses information about historical events, current conditions and reasonable and supportable forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Re-evaluation of the ACL estimate in future periods, in light of changes in composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods.

Loans are charged off against the ACL in the period in which they are deemed uncollectible and recoveries are credited to the ACL when received. Expected recoveries on loans previously charged off and expected to be charged-off, not to exceed the aggregate of amounts previously charged-off and expected to be charged-off, are included in the ACL estimate. Once loans are downgraded to substandard, an assessment of collateral value is made; any outstanding loan balance in excess of fair value less cost to sell is charged off at no later than 180 days delinquency. Additionally, any outstanding balance in excess of fair value of collateral less cost to sell is charged off when the asset is taken back by the company. Commercial and other consumer loans are charged off when, in management's judgment, they are considered to be uncollectible.

Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. Factors that may be considered in aggregating loans for this purpose include but are not necessarily limited to, product or collateral type, geography, and internal risk ratings. For loans that do not share similar risk characteristics with other loans such as collateral dependent loans, expected credit losses are estimated on an individual basis.

Expected credit losses are estimated over the contractual terms of the loans, adjusted for expected prepayments. Expected prepayments are estimated using a model that incorporates company's prepayment data, calibrated to reflect the Company's experience. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The ACL estimate incorporates a reasonable and supportable economic forecast through the use of externally developed macroeconomic scenarios applied in the model. The model include both current and forecasted unemployment rates. The length of the reasonable and supportable forecast period is evaluated at each reporting period and adjusted if deemed necessary. Currently, the Company uses a 1-year reasonable and supportable forecast period in estimating the ACL. After the reasonable and supportable forecast periods, the models effectively revert to long-term mean loss on a straight-line basis over 12 months.

Collateral dependent loans

Collateral dependent loans are those for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not typically share similar risk characteristics with other loans and expected credit losses are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. Estimates of expected credit losses for collateral dependent loans, whether or not foreclosure is probable, are based on the fair value of the collateral, adjusted for selling costs when repayment depends on sale of the collateral.

Troubled debt restructurings

For TDRs or loans for which there is a reasonable expectation that a TDR will be executed that are not collateral dependent, the credit loss estimate is determined by comparing the net present value of expected cash flows, discounted at the loan’s original effective interest rate, to the amortized cost basis of the loan.

Unfunded commitments

Expected credit losses related to off-balance sheet credit exposures are estimated over the contractual period for which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Expected credit losses are estimated using essentially the same methodologies employed to estimate expected credit losses on the amortized cost basis of loans, taking into consideration the likelihood and amount of additional amounts expected to be funded over the terms of the commitments. The liability for credit losses on off-balance sheet credit exposures is presented within other liabilities on the consolidated statements of financial condition, distinct from the ACL. Adjustments to the liability are included in the provision for credit losses.

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

o)	Comprehensive Income (Loss)

Comprehensive income (loss) is the total of reported net income and changes in unrealized gains or losses, net of tax (or benefit), on securities available for sale.

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

s)	Impact of Recent Accounting Pronouncements

ASC Topic 326 "Financial Instruments - Credit Losses." Authoritative accounting guidance under ASC Topic 326, "Troubled Debt Restructurings and Vintage Disclosures" eliminates the accounting guidance for troubled debt restructurings (“TDRs”), while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The accounting guidance also requires public business entities to expand the vintage disclosures to include gross charge-offs by year of origination. The updated guidance is effective for fiscal years beginning after  December 15, 2022, with early adoption permitted. The Company intends to adopt this pronouncement prospectively with no material impact on the Company's statements of operation or financial condition.

ASC Topic 848 "Reference Rate Reform." Authoritative accounting guidance under ASC Topic 848, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" provides optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. The Company believes there will be no material impact on the Company's statements of operation or financial condition.

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

2)	Securities

Securities Available for Sale

The amortized cost and fair value of the Company’s investment in securities follow:

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$15,134	$4	$(1,824)	$13,314
Collateralized mortgage obligations:
Government sponsored enterprise issued	145,740	-	(20,975)	124,765
Private-label issued	9,041	-	(935)	8,106
Mortgage-related securities	169,915	4	(23,734)	146,185

Government sponsored enterprise bonds	2,500	-	(244)	2,256
Municipal securities	37,699	428	(1,193)	36,934
Other debt securities	12,500	-	(1,338)	11,162
Debt securities	52,699	428	(2,775)	50,352
Other securities	51	-	-	51
Total	$222,665	$432	$(26,509)	$196,588

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$19,133	$542	$(187)	$19,488
Collateralized mortgage obligations
Government sponsored enterprise issued	100,543	503	(1,744)	99,302
Private-label issued	2,913	30	-	2,943
Mortgage-related securities	122,589	1,075	(1,931)	121,733

Government sponsored enterprise bonds	2,500	-	(52)	2,448
Municipal securities	42,295	1,206	(7)	43,494
Other debt securities	12,500	41	(1,200)	11,341
Debt securities	57,295	1,247	(1,259)	57,283
Total	$179,884	$2,322	$(3,190)	$179,016

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2022, $259,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.  At December 31, 2021, $430,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair value of securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2022
	Amortized
	cost	Fair value
	(In Thousands)
Debt and other securities
Due within one year	$3,706	$3,695
Due after one year through five years	18,218	18,076
Due after five years through ten years	18,122	16,830
Due after ten years	12,653	11,751
Mortgage-related securities	169,915	146,185
Other securities	51	51
Total	$222,665	$196,588

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$8,383	$655	$4,573	$1,169	$12,956	$1,824
Collateralized mortgage obligations:
Government sponsored enterprise issued	65,270	6,400	59,495	14,575	124,765	20,975
Private-label issued	7,012	935	-	-	7,012	935
Government sponsored enterprise bonds	2,256	244	-	-	2,256	244
Municipal securities	18,648	192	4,095	1,001	22,743	1,193
Other debt securities	2,362	138	8,800	1,200	11,162	1,338
Total	$103,931	$8,564	$76,963	$17,945	$180,894	$26,509

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$4,042	$(101)	$1,956	$(86)	$5,998	$(187)
Collateralized mortgage obligations:
Government sponsored enterprise issued	66,254	(1,589)	4,371	(155)	70,625	(1,744)
Government sponsored enterprise bonds	2,448	(52)	-	-	2,448	(52)
Municipal securities	1,471	(7)	-	-	1,471	(7)
Other debt securities	-	-	8,800	(1,200)	8,800	(1,200)
Total	$74,215	$(1,749)	$15,127	$(1,441)	$89,342	$(3,190)

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 185 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of  December 31, 2022 and  December 31, 2021, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the years ended  December 31, 2022, 2021, and 2020 ,there were no sales of securities.

3)	Loans Receivable

Loans receivable at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$469,567	$300,523
Multi family	677,981	537,956
Home equity	11,455	11,012
Construction and land	62,494	82,588
Commercial real estate	262,973	250,676
Consumer	774	732
Commercial loans	24,934	22,298
Total loans receivable	$1,510,178	$1,205,785

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 76.7% of the Company’s loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.

Qualifying loans receivable totaling $976.7 million were pledged as collateral against $385.7 million and $886.7 million were pledged as collateral against $475.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at December 31, 2022 and December 31, 2021, respectively.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. As of December 31, 2022 and December 31, 2021, loans aggregating approximately $2.8 million and $2.5 million, respectively, were outstanding to such parties.  None of these loans were past due or considered impaired as of December 31, 2022 and December 31, 2021.

An analysis of past due loans receivable as of December 31, 2022 and 2021 follows:

	As of December 31, 2022
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater Past Due	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,328	$-	$3,618	$5,946	$463,621	$469,567
Multi family	-	-	-	-	677,981	677,981
Home equity	14	-	65	79	11,376	11,455
Construction and land	-	-	-	-	62,494	62,494
Commercial real estate	-	233	-	233	262,740	262,973
Consumer	-	-	-	-	774	774
Commercial loans	3	-	-	3	24,931	24,934
Total	$2,345	$233	$3,683	$6,261	$1,503,917	$1,510,178

	As of December 31, 2021
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater Past Due	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$622	$2,028	$4,214	$6,864	$293,659	$300,523
Multi family	-	-	128	128	537,828	537,956
Home equity	14	23	26	63	10,949	11,012
Construction and land	-	-	-	-	82,588	82,588
Commercial real estate	-	-	-	-	250,676	250,676
Consumer	-	-	-	-	732	732
Commercial loans	7	-	-	7	22,291	22,298
Total	$643	$2,051	$4,368	$7,062	$1,198,723	$1,205,785

(1)	Includes $- and $43,000 for December 31, 2022 and 2021, respectively, which are on non-accrual status.
(2)	Includes $- and $347,000 for December 31, 2022 and 2021, respectively, which are on non-accrual status.
(3)	Includes $624,000 and $816,000 for December 31, 2022 and 2021, respectively, which are on non-accrual status.

We currently manage our loan portfolios and the respective exposure to credit losses (credit risk) by the following specific portfolio segments, which are levels at which we develop and document our systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment. These segments are as follows:

One- to four-family residential mortgage loans – This residential real estate sub-segment contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios and collateral values. Credit risk arises from the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. Also impacting credit risk would be a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the real estate collateral.

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

Home equity residential mortgage loans – This segment includes sub-segment for senior lien and subordinate lien lines of credit. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

Construction and land loans – Construction and land loans are intended to finance the construction of commercial and residential properties, including the construction of single-family dwellings, and also includes loans for the acquisition and development of land. Construction lending generally involves a greater degree of risk than other residential mortgage lending.  The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property within specified cost limits.  The Company completes inspections during the construction phase prior to any disbursements.  The Company limits its risk during the construction as disbursements are not made until the required work for each advance has been completed.  Construction delays may further impair the borrower’s ability to repay the loan.

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

As of December 31, 2022 and  December 31, 2021, there were no loans that were 90 or more days past due and still accruing interest.

A summary of the activity for the years ended  December 31, 2022, 2021 and 2020 in the allowance for credit losses - loans follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2022
Balance at beginning of period	$3,963	$5,398	$89	$1,386	$4,482	$33	$427	$15,778
Adoption of CECL	88	100	58	886	(640)	7	(69)	430
Provision (credit) for credit losses - loans (1)	918	1,750	9	(923)	(656)	23	(91)	1,030
Charge-offs	(304)	-	-	-	-	(16)	-	(320)
Recoveries	78	727	18	3	13	-	-	839
Balance at end of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757

Year ended December 31, 2021
Balance at beginning of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823
Provision (credt) for loan losses	(2,294)	(318)	(121)	(408)	(650)	16	(215)	(3,990)
Charge-offs	(151)	-	-	(13)	(10)	(18)	-	(192)
Recoveries	949	116	16	52	4	-	-	1,137
Balance at end of period	$3,963	$5,398	$89	$1,386	$4,482	$33	$427	$15,778

Year ended December 31, 2020
Balance at beginning of period	$4,907	$4,138	$201	$610	$2,145	$14	$372	$12,387
Provision (credit) for loan losses	486	1,446	(21)	1,151	2,977	31	270	6,340
Charge-offs	(82)	(5)	(13)	(8)	-	(10)	-	(118)
Recoveries	148	21	27	2	16	-	-	214
Balance at end of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

The Company utilized the Vintage Loss Rate method in determining expected future credit losses for each of the loan categories except for the Construction and Consumer categories. This technique considers losses over the full life cycle of loan pools. A vintage is a group of loans originated in the same annual time period. The loss rate method measures the amount of loan charge–offs, net of recoveries, (“loan losses”) recognized over the life of a pool by loan segment and vintage and compares those loan losses to the original loan balance of that pool as of a similar vintage.

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments at December 31, 2022 was $1.3 million.

Provision for Credit Losses:

The provision for credit losses is determined by the Company as the amount to be added to the ACL loss accounts for various types of financial instruments including loans, investment securities, and unfunded commitment credit exposures after net charge-offs have been deducted to bring the ACL to a level that, in management's judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. See Note 2 - Securities Available for Sale for additional information regarding the ACL related to investment securities. The following table presents the components of the provision for credit losses.

	Years ended December 31,
	2022	2021	2020
	(In Thousands)
Provision (credit) for credit losses - loans (1) on:
Loans	$1,030	$(3,990)	$6,340
Unfunded commitments	(62)	-	-
Investment securities	-	-	-
Total	$968	$(3,990)	$6,340

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

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

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2022 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
December 31, 2022	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	4,743	7,975	174	1,352	3,199	47	267	17,757
Allowance at end of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757

Collateral dependent loans	$2,584	$-	$40	$-	$5,455	$-	$-	$8,079
Pooled loans	466,983	677,981	11,415	62,494	257,518	774	24,934	1,502,099
Total gross loans	$469,567	$677,981	$11,455	$62,494	$262,973	$774	$24,934	$1,510,178

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

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended  December 31, 2021 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
December 31, 2021	(In Thousands)
Allowance related to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to loans collectively evaluated for impairment	3,963	5,398	89	1,386	4,482	33	427	15,778
Balance at end of period	$3,963	$5,398	$89	$1,386	$4,482	$33	$427	$15,778

Loans individually evaluated for impairment	$5,420	$128	$26	$-	$1,222	$-	$1,097	$7,893
Loans collectively evaluated for impairment	295,103	537,828	10,986	82,588	249,454	732	21,201	1,197,892
Total gross loans	$300,523	$537,956	$11,012	$82,588	$250,676	$732	$22,298	$1,205,785

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company establishes a risk rating at origination for all commercial loan and commercial real estate relationships.  For relationships over $1.0 million, management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt.  Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for credit losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers' loan committee review and approval of all loans in excess of $500,000 except for residential loans which has an approval limit in excess of $1.0 million.  A member of the credit department, independent of the loan originator, performs a loan review for all loans. Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, multi-family, construction and land, and commercial real estate  that individually, or as part of an overall borrower relationship exceed $1.0 million in potential exposure and review commercial loans that individually, or as part of an overall borrower relationship exceed $200,000 in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of December 31, 2022 and 2021:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At December 31, 2022
Substandard	$4,209	$-	$98	$-	$5,454	$-	$61	$9,822
Watch	5,696	192	96	2,227	5,203	-	2,023	15,437
Pass	459,662	677,789	11,261	60,267	252,316	774	22,850	1,484,919
Total	$469,567	$677,981	$11,455	$62,494	$262,973	$774	$24,934	$1,510,178

At December 31, 2021
Substandard	$5,420	$128	$26	$-	$6,827	$-	$1,097	$13,498
Watch	7,937	-	37	4,212	5,870	-	3,194	21,250
Pass	287,166	537,828	10,949	78,376	237,979	732	18,007	1,171,037
Total	300,523	537,956	11,012	82,588	250,676	732	22,298	1,205,785

The following table presents data on impaired loans as of and for the year ended December 31, 2021.

	As of or for the Year Ended December 31, 2021
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Int Paid YTD
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$-	$-	$-	$-	$-	$-
Multi family	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
	$-	$-	$-	$-	$-	$-

Total Impaired with no Reserve

One- to four-family	$5,420	$5,450	$-	$30	$5,465	$186
Multi family	128	128	-	-	129	4
Home equity	26	26	-	-	29	2
Construction and land	-	-	-	-	-	-
Commercial real estate	1,222	1,222	-	-	1,222	56
Consumer	-	-	-	-	-	-
Commercial	1,097	1,097	-	-	1,097	50
	$7,893	$7,923	$-	$30	$7,942	$298

Total Impaired

One- to four-family	$5,420	$5,450	$-	$30	$5,465	$186
Multi family	128	128	-	-	129	4
Home equity	26	26	-	-	29	2
Construction and land	-	-	-	-	-	-
Commercial real estate	1,222	1,222	-	-	1,222	56
Consumer	-	-	-	-	-	-
Commercial	1,097	1,097	-	-	1,097	50
	$7,893	$7,923	$-	$30	$7,942	$298

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss when the value of the collateral securing the loan is below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of  December 31, 2022.

	2022	2021	2020	2019	2018	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$246,437	$55,494	$37,438	$21,813	$20,580	$76,568	$1,332	$459,662
Watch	4,823	-	-	-	-	873	-	5,696
Substandard	218	1,255	519	-	-	2,217	-	4,209
Total	251,478	56,749	37,957	21,813	20,580	79,658	1,332	469,567

Multi-family
Pass	255,100	144,731	139,386	44,221	22,689	70,905	757	677,789
Watch	-	-	-	-	-	192	-	192
Substandard	-	-	-	-	-	-	-	-
Total	255,100	144,731	139,386	44,221	22,689	71,097	757	677,981

Home equity
Pass	290	81	865	104	174	82	9,665	11,261
Watch	-	96	-	-	-	-	-	96
Substandard	22	18	-	-	-	-	58	98
Total	312	195	865	104	174	82	9,723	11,455

Construction and land
Pass	2,958	49,092	2,308	5,690	123	96	-	60,267
Watch	-	-	-	2,227	-	-	-	2,227
Substandard	-	-	-	-	-	-	-	-
Total	2,958	49,092	2,308	7,917	123	96	-	62,494

Commercial Real Estate
Pass	87,971	53,788	39,015	24,795	21,467	24,595	685	252,316
Watch	1,616	-	95	2,226	1,266	-	-	5,203
Substandard	-	-	-	-	5,454	-	-	5,454
Total	89,587	53,788	39,110	27,021	28,187	24,595	685	262,973

Consumer
Pass	19	-	-	-	-	-	755	774
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	19	-	-	-	-	-	755	774

Commercial
Pass	9,385	1,228	1,256	240	936	5,622	4,183	22,850
Watch	-	-	1,928	-	-	92	3	2,023
Substandard	61	-	-	-	-	-	-	61
Total	9,446	1,228	3,184	240	936	5,714	4,186	24,934

Total Loans	$608,900	$305,783	$222,810	$101,316	$72,689	$181,242	$17,438	$1,510,178

The following presents data on troubled debt restructurings:

	As of December 31, 2022
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$-	-	$936	4	$936	4
	$-	-	$936	4	$936	4

	As of December 31, 2021
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$-	-	$1,670	5	$1,670	5
Commercial real estate	1,222	1	-	-	1,222	1
Commercial	1,097	1	-	-	1,097	1
	$2,319	2	$1,670	5	$3,989	7

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six months to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At December 31, 2022, $936,000 in loans had been modified in troubled debt restructurings, all of which were included in the non-accrual total.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for an ACL.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, an ACL is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.

If an updated credit department review indicates no other evidence of elevated credit risk and the borrower completes a minimum of six consecutive contractual payments, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type at December 31, 2022 and 2021:

	As of December 31, 2022
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forebearance	$399	2	$-	-	$399	2
Interest reduction	18	1	-	-	18	1
Principal forebearance	519	1	-	-	519	1
Total	$936	4	$-	-	$936	4

	As of December 31, 2021
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forebearance	$388	2	$-	-	$388	2
Interest reduction	24	1	-	-	24	1
Principal forebearance	3,577	4	-	-	3,577	4
Total	$3,989	7	$-	-	$3,989	7

The following presents data on troubled debt restructurings:

	For the Year Ended
	December 31, 2022		December 31, 2021
	Amount	Number	Amount	Number
	(Dollars in Thousands)
Loans modified as a troubled debt restructure
One- to four-family	$63	1	$1,258	2
Total	$63	1	$1,258	2

There were no troubled debt restructurings within the past twelve months for which there was a default during the years ended December 31, 2022 and 2021.

The following table presents data on non-accrual loans:

	As of December 31,
	2022	2021
	(Dollars in Thousands)
Residential
One- to four-family	$4,209	$5,420
Multi family	-	128
Home equity	98	26
Construction and land	-	-
Commercial real estate	-	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$4,307	$5,574

Total non-accrual loans to total loans	0.29%	0.46%
Total non-accrual loans to total assets	0.21%	0.25%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $795,000 and $1.4 million at December 31, 2022 and December 31, 2021, respectively.

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2022	2021
	(In Thousands)
Land	$7,516	$7,516
Office buildings and improvements	34,084	34,273
Furniture and equipment	13,000	13,043
	54,600	54,832
Less accumulated depreciation	(33,495)	(32,559)
	$21,105	$22,273

Depreciation of premises and equipment totaled $1.8 million, $2.1 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

5)	Real Estate Owned

Real estate owned is summarized as follows:

	December 31,
	2022	2021
	(In Thousands)
One- to four-family	$-	$-
Multi family	-	-
Construction and land	145	148
Commercial real estate	-	-
Total real estate owned	$145	$148
Valuation allowance at end of period	-	-
Total real estate owned, net	$145	$148

The following table presents the activity in real estate owned:

	Year Ended December 31,
	2022	2021
	(In Thousands)
Real estate owned at beginning of period	$148	$148
Transferred in from loans receivable	-	-
Sales	-	-
Write downs	-	-
Other activity	(3)	-
Real estate owned at end of period	$145	$148

6)	Mortgage Servicing Rights

The following table presents the activity related to the Company’s mortgage servicing rights included in prepaid and other assets on the consolidated statement of financial condition:

	Year ended December 31,
	2022	2021
	(In Thousands)
Mortgage servicing rights at beginning of the year	$1,555	$5,977
Additions	2,461	5,788
Amortization	(579)	(1,789)
Sales	-	(8,444)
Mortgage servicing rights at end of the year	3,437	1,532
Valuation allowance recovered during the year	7	23
Mortgage servicing rights at the end of the year, net	$3,444	$1,555

During the year ended December 31, 2022, on a consolidated basis, $2.55 billion in residential loans were originated for sale, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank. During the same period, sales of loans held for sale totaled $2.81 billion, generating mortgage banking income of $99.6 million. The unpaid principal balance of loans serviced for others was $409.6 million and $204.8 million at December 31, 2022 and  December 31, 2021 respectively. Loans serviced for others are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $5.0 million at December 31, 2022 and $1.8 million at December 31, 2021.

During the year ended December 31, 2022, no mortgage servicing rights were sold. During the year ended December 31, 2021, the Company sold mortgage servicing rights related to $1.24 billion in loans receivable and with a book value of $8.4 million for $12.4 million resulting in a gain on sale of $4.0 million.

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2022 for the years ending  December 31 periods as indicated:

(In Thousands)
2023	$626
2024	564
2025	501
2026	438
2027	376
Thereafter	939
Total	$3,444

7)	Deposits

The aggregate amount of time deposit accounts with balances greater than $250,000 at December 31, 2022 and 2021 amounted to $115.5 million and $102.6 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2022	2021	2020
	(In Thousands)
Interest-bearing demand deposits	$61	$50	$38
Money market and savings deposits	1,201	904	1,768
Time deposits	3,601	3,466	12,559
	$4,863	$4,420	$14,365

A summary of the contractual maturities of time deposits at December 31, 2022 is as follows:

(In Thousands)
Within one year	$502,254
More than one to two years	130,784
More than two to three years	7,608
More than three to four years	809
More than four through five years	816
$642,271

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Corporation. Such deposits amounted to $9.2 million at December 31, 2022 and $27.4 million at  December 31, 2021.

8)	Borrowings

Borrowings consist of the following:

	December 31, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Short term:
Repurchase agreements	$1,084	7.21%	$2,127	3.00%
Federal Home Loan Bank, Chicago	185,700	4.26%	5,000	0.00%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2025	125,000	3.83%	-	0.00%
2027	50,000	1.73%	50,000	1.73%
2028	-	-	255,000	2.37%
2029	-	-	165,000	1.61%
2032	25,000	2.35%	-	-
	$386,784	3.68%	$477,127	2.02%

The short-term repurchase agreement represents the outstanding portion of a total $50.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $1.1 million balance at December 31, 2022 and a $2.1 million balance at December 31, 2021.

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

The $185.7 million FHLB short-term advances consist of a $7.7 million advance with a fixed rate of 4.16% and a maturity date of January 9, 2023, a $25.0 million advance with a fixed rate of 4.23% and a maturity date of January 23, 2023, a $20.0 million advance with a fixed rate of 4.23% and a maturity date of January 23, 2023, a $48.0 million advance with a fixed rate of 4.25% and a maturity date of January 30, 2023, a $20.0 million advance with a fixed rate of 4.29% and a maturity date of January 6, 2023, a $50.0 advance with a fixed rate of 4.29% and a maturity date of January 6, 2023, and a $15.0 million advance with a fixed rate of 4.31% and a maturity date of January 4, 2023.

The $125.0 million in advances due in 2025 consists of one $50.0 million advance with a fixed rate of 3.50% and a single call option in September 2023, one $25.0 million advance with a fixed rate of 4.09% and a quarterly call option starting in November 2023, one $25.0 million advance with a fixed rate of 4.25% and a quarterly call option starting in November 2023, and one $25.0 million advance with a fixed rate of 3.82% and a quarterly call option starting in May 2023.

The $50.0 million advance due in 2027 has a fixed rate of 1.73% and has a contractual maturity date in December 2027.

The $25.0 million advance due in 2032 has a fixed rate of 2.35% and has a contractual maturity date in December 2032. There is a quarterly call option starting in March 2023.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company’s borrowings at the FHLBC are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 64% of the carrying value of home equity loans and 75% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $17.4 million at December 31, 2022 and $24.4 million at December 31, 2021. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of December 31, 2022, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios as of December 31, 2022 and 2021 are presented in the table below:

	December 31, 2022
					Minimum Capital		To Be Well-Capitalized
			For Capital		Adequacy with		Under Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	407,099	24.36%	133,709	8.00%	175,493	10.50%	N/A	N/A
Waterstone Bank	359,623	21.52%	133,690	8.00%	175,468	10.50%	167,112	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	389,342	23.29%	100,281	6.00%	142,065	8.50%	N/A	N/A
Waterstone Bank	341,866	20.46%	100,267	6.00%	142,045	8.50%	133,690	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	389,342	23.29%	75,211	4.50%	116,995	7.00%	N/A	N/A
Waterstone Bank	341,866	20.46%	75,200	4.50%	116,978	7.00%	108,623	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	389,342	19.45%	80,080	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	341,866	17.08%	80,080	4.00%	N/A	N/A	100,100	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	341,866	16.87%	121,624	6.00%	N/A	N/A	N/A	N/A

	December 31, 2021
	(Dollars In Thousands)

Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	448,818	29.01%	123,766	8.00%	162,443	10.50%	N/A	N/A
Waterstone Bank	394,540	25.52%	123,695	8.00%	162,350	10.50%	154,619	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	433,040	27.99%	92,825	6.00%	131,502	8.50%	N/A	N/A
Waterstone Bank	378,762	24.50%	92,771	6.00%	131,426	8.50%	123,695	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	433,040	27.99%	69,619	4.50%	108,296	7.00%	N/A	N/A
Waterstone Bank	378,762	24.50%	69,579	4.50%	108,233	7.00%	100,502	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	433,040	19.29%	89,774	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	378,762	16.88%	89,774	4.00%	N/A	N/A	112,218	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	378,762	17.14%	132,572	6.00%	N/A	N/A	N/A	N/A

10)	Stock Based Compensation

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

A total of 750,000 stock options and 500,000 restricted shares were approved for award.  A total of 669,000 stock options and 453,613 restricted stock were available to be issued as of December 31, 2022.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of Waterstone Financial, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the years ended December 31, 2022 and 2021.

	2022		2021
	Minimum	Maximum	Minimum	Maximum
Dividend Yield	4.07%	4.82%	3.64%	4.37%
Risk-free interest rate	1.80%	3.92%	0.41%	1.27%
Expected volatility	23.14%	23.97%	22.83%	23.84%
Weighted average expected life	5.5	5.6	5.1	5.7
Weighted average per share value of options	2.48	2.84	1.92	2.97

The Company's policy is to adjust compensation expense at the time of actual stock grant forfeiture.

A summary of the Company’s stock option activity for the years ended December 31, 2022, 2021 and 2020 is presented below.

			Weighted Average	Aggregate
		Weighted Average	Years Remaining in	Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000's)
Outstanding December 31, 2019	1,025,771	$13.29	5.56	$5,887
Options exercisable at December 31, 2019	546,770	12.93	5.31	$3,335

Granted	35,000	16.06		$97
Exercised	(291,944)	12.66		1,799
Forfeited	(17,000)	17.17		28
Outstanding December 31, 2020	751,827	13.57	4.82	$3,945
Options exercisable at December 31, 2020	433,827	13.31	4.45	$2,392

Granted	45,000	20.44		$39
Exercised	(179,517)	12.85		1,496
Forfeited	(23,000)	16.50		108
Outstanding December 31, 2021	594,310	14.20	4.33	$4,158
Options exercisable at December 31, 2021	352,310	13.70	3.78	$2,636

Granted	35,000	18.38		$2
Exercised	(44,690)	12.62		198
Forfeited	(29,001)	18.82		1
Outstanding December 31, 2022	555,619	14.35	3.41	$1,708
Options exercisable at December 31, 2022	409,119	13.76	2.59	$1,408

The following table summarizes information about the Company's stock options outstanding at December 31, 2022.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price	Remaining Life (Years)
Range of Exercise Prices:
$0.01 - $10.00	-	$-	-	-	$-	-
$10.01 - $15.00	409,619	$12.88	2.14	338,119	$12.88	2.00
$15.01 - $20.00	120,000	$17.93	6.63	65,000	$17.65	5.21
Over $20.01	26,000	$20.97	8.39	6,000	$20.88	7.29
Total	555,619	$14.35	3.41	409,119	$13.76	2.59

The following table summarizes information about the Company’s nonvested stock option activity for the years ended December 31, 2022 and 2021:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2020	318,000	$3.16
Granted	45,000	2.48
Vested	(103,000)	3.26
Forfeited	(18,000)	2.23
Nonvested at December 31, 2021	242,000	3.06

Nonvested at December 31, 2021	242,000	3.06
Granted	35,000	2.63
Vested	(113,500)	2.66
Forfeited	(17,000)	2.52
Nonvested at December 31, 2022	146,500	2.90

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  Expense for the stock options granted of $342,000, $329,000 and $398,000 was recognized during the years ended December 31, 2022, 2021 and 2020, respectively.  At December 31, 2022, the Company had $205,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 37 months.

The following table summarizes information about the Company’s restricted stock shares activity for the years ended December 31, 2022 and 2021:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Nonvested at December 31, 2020	46,000	$12.75
Granted	28,722	20.09
Vested	(23,000)	12.75
Forfeited	-	-
Nonvested at December 31, 2021	51,722	16.82

Nonvested at December 31, 2021	51,722	16.82
Granted	17,665	19.43
Vested	(24,288)	13.12
Forfeited	-	-
Nonvested at December 31, 2022	45,099	19.84

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  Expense for the restricted stock awards of $242,000, $416,000 and $318,000 was recorded for the years ended December 31, 2022, 2021 and 2020, respectively.  At December 31, 2022, the Company had $596,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 20 months.

11)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank’s plan.  Waterstone Mortgage employees over 18 years of age are eligible to participate in its plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made matching contributions of $1.3 million, $1.6 million and $1.4 million to the plans during the years ended December 31, 2022, 2021 and 2020, respectively.

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

During the year ended December 31, 2005, the Plan borrowed $8.5 million from the Company and purchased 835,610 shares of common stock of the Company in the open market. During the year ended December 31, 2014, the Plan borrowed an additional $23.8 million from the Company, refinanced the remaining 83,561 shares (related to the 2005 Plan purchase), and purchased an additional 2,024,000 shares of common stock of the Company in the open market.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-twentieth of the total 2,107,561 shares are scheduled to be released annually as shares are earned over a period of 20 years, beginning with the period ended December 31, 2014.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as “Unearned ESOP shares” in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $1.9 million, $2.3 million and $1.8 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, 2022 and 2021 is as follows:

	2022	2021
Beginning ESOP shares	1,264,537	1,369,915
Shares committed to be released	(105,378)	(105,378)
Unreleased shares	1,159,159	1,264,537
Fair value of unreleased shares (in millions)	$20.0	$29.9

13)	Income Taxes

The provision for income taxes for the year ended December 31, 2022, 2021 and 2020 consists of the following:

	Years ended December 31,
	2022	2021	2020
	(In Thousands)
Current:
Federal	$4,731	$17,387	$22,272
State	745	2,550	7,319
	5,476	19,937	29,591
Deferred:
Federal	(460)	900	(2,171)
State	(24)	478	(449)
	(484)	1,378	(2,620)
Total	$4,992	$21,315	$26,971

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2022, 2021 and 2020 as follows:

	Years ended December 31,
	2022	2021	2020
	(Dollars in Thousands)
Income (loss) before income taxes	$24,479	$92,106	$108,116
Tax at Federal statutory rate (21%)	5,141	19,342	22,704
Add (deduct) effect of:
State income taxes net of Federal income tax benefit (expense)	570	2,392	5,428
Cash surrender value of life insurance	(365)	(339)	(400)
Non-deductible ESOP and stock option expense	167	216	133
Tax-exempt interest income	(159)	(208)	(222)
Non-deductible compensation	37	103	96
Death benefit on bank owned life insurance	(71)	-	(306)
Stock compensation	(69)	(251)	(387)
ESOP dividends	(273)	(245)	(365)
Other	14	305	290
Income tax provision (benefit)	$4,992	$21,315	$26,971
Effective tax rate	20.4%	23.1%	24.9%

The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2022 and 2021:

	December 31,
	2022	2021
	(In Thousands)
Gross deferred tax assets:
Depreciation	$959	$886
Restricted stock and stock options	326	307
Allowance for credit losses	4,263	3,805
Allowance for unfunded commitments	321	-
Repurchase reserve for loans sold	512	540
Interest recognized for tax but not books	209	185
Real estate owned	9	8
Unrealized loss on impaired securities	-	23
Lease liability	1,148	1,498
Unrealized loss on securities available for sale, net	7,104	236
Other	186	109
Total gross deferred tax assets	15,037	7,597
Gross deferred tax liabilities:
Depreciation	-	-
Mortgage servicing rights	(870)	(390)
FHLB stock dividends	(24)	(46)
Lease Asset	(1,138)	(1,469)
Deferred loan fees	(333)	(372)
Deferred liabilities	(2,365)	(2,277)
Net deferred tax assets	$12,672	$5,320

The Company had a Wisconsin net operating loss carry forward of $17,000 at December 31, 2022 which will begin to expire in 2028. The Company has no capital loss carryforwards as of December 31, 2022.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2022 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and combined state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to federal tax examinations for the years before 2019. The years open to examination by state and local government authorities varies by jurisdiction.

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

	December 31,
	2022	2021
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans (1)	$61,223	48,626
Commitments to extend credit under home equity lines of credit	9,550	11,990
Unused portion of construction loans	48,530	50,303
Unused portion of business lines of credit	17,356	17,916
Standby letters of credit	1,516	1,379

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2022 and 2021. Please see Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions that is reported as a component of other liabilities on the Company's consolidated statement of financial condition totaled $2.0 million and $2.1 million as of December 31, 2022 and December 31, 2021, respectively.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

December 31, 2022		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Forward commitments	$296.0	Prepaid expenses and Other assets	$1.9	Other liabilities	$3.6
Interest rate locks	203.1	Prepaid expenses and Other assets	0.7	Other liabilities	-
Interest rate swaps	90.5	Prepaid expenses and Other assets	14.2	Other liabilities	14.2

December 31, 2021		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Forward commitments	$571.5	Prepaid expenses and Other assets	$1.3	Other liabilities	$-
Interest rate locks	345.2	Prepaid expenses and Other assets	3.1	Other liabilities	-
Interest rate swaps	105.2	Prepaid expenses and Other assets	1.6	Other liabilities	1.6

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

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of December 31, 2022 and December 31, 2021, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of December 31, 2022 and December 31, 2021.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at December 31, 2022 and $1.9 million in cash at December 31, 2021.

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

The following table presents information about our assets and liabilities recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$13,314	$-	$13,314	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	124,765	-	124,765	-
Private-label issued	8,106	-	8,106	-
Government sponsored enterprise bonds	2,256	-	2,256	-
Municipal securities	36,934	-	36,934	-
Other debt securities	11,162	-	11,162	-
Other securities	51	-	51	-
Loans held for sale	131,188	-	131,188	-
Mortgage banking derivative assets	2,619	-	-	2,619
Interest rate swap assets	14,226	-	14,226	-
Liabilities
Mortgage banking derivative liabilities	3,613	-	-	3,613
Interest rate swap liabilities	14,226	-	14,226	-

		Fair Value Measurements Using
	December 31, 2021	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$19,488	$-	$19,488	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	99,302	-	99,302	-
Private-label issued	2,943	-	2,943	-
Government sponsored enterprise bonds	2,448	-	2,448	-
Municipal securities	43,494	-	43,494	-
Other debt securities	11,341	-	11,341	-
Loans held for sale	312,738	-	312,738	-
Mortgage banking derivative assets	4,369	-	-	4,369
Interest rate swap assets	1,578	-	1,578	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	1,578	-	1,578	-

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

Mortgage banking derivatives, net
(In Thousands)
Balance at December 31, 2020	$5,917

Mortgage derivative loss, net	(1,548)
Balance at December 31, 2021	4,369

Mortgage derivative loss, net	(5,363)
Mortgage derivative, net balance at the end of the period	$(994)

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$145	$-	$-	$145

		Fair Value Measurements Using
	December 31, 2021	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$148	$-	$-	$148
Impaired mortgage servicing rights	-	-	-	-

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant Unobservable Input Value
	December 31,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2022	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$(994)	Pricing models	Pull through rate	20.6%	100.0%	89.2%
Real estate owned	145	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%

	December 31, 2021
Mortgage banking derivatives	4,369	Pricing models	Pull through rate	26.0%	99.8%	88.2%
Real estate owned	148	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%
Mortgage servicing rights	-	Pricing models	Prepayment rate	9.8%	43.4%	11.8%
			Discount rate	0.0%	12.0%	10.2%
			Cost to service	$84.06	$839.53	108.37

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022					December 31, 2021
	Carrying					Carrying
	amount	Fair Value				amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$46,642	$46,642	$46,642	$-	$-	$376,722	$376,722	$376,722	$-	$-
Loans receivable	1,510,178	1,403,429	-	-	1,403,429	1,205,785	1,210,854	-	-	1,210,854
FHLB stock	17,357	17,357	17,357	-	-	24,438	24,438	-	24,438	-
Accrued interest receivable	5,725	5,725	5,725	-	-	4,013	4,013	4,013	-	-
Mortgage servicing rights	3,444	5,001	-	-	5,001	1,555	1,808	-	-	1,808
		-
Financial Liabilities
Deposits	1,199,012	1,194,559	556,741	637,818	-	1,233,386	1,233,478	606,723	626,755	-
Advance payments by borrowers for taxes	5,334	5,334	5,334	-	-	4,094	4,094	4,094	-	-
Borrowings	386,784	377,275	-	377,275	-	477,127	499,120	-	499,120	-
Accrued interest payable	1,358	1,358	1,358	-	-	959	959	959	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at December 31, 2022 and December 31, 2021.

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

There were 128,000, 70,000, and 125,000 antidilutive shares of common stock (where the exercise price exceeds the average price of common stock for the period) for the years ended  December 31, 2022, 2021, and 2020, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	For the year ended December 31,
	2022	2021	2020
	(In Thousands, except for per share amounts)
Net income	$19,487	$70,791	$81,145

Weighted average shares outstanding	21,884	23,741	24,464
Effect of dilutive potential common shares	126	190	143
Diluted weighted average shares outstanding	$22,010	$23,931	$24,607

Basic income per share	$0.89	$2.98	$3.32
Diluted income per share	$0.89	$2.96	$3.30

18)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2022	2021
	(In Thousands)
Assets
Cash and cash equivalents	$51,767	$71,158
Investment in subsidiaries	323,010	378,247
Other assets	238	892
Total Assets	$375,015	$450,297

Liabilities and shareholders' equity
Liabilities:
Other liabilities	4,529	17,524
Shareholders' equity
Preferred Stock (par value $.01 per share), Authorized - 50,000,000 shares in 2022 and 2021, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at December 31, 2022 and at December 31, 2021, Issued and Outstanding - 22,174,225 at December 31, 2022 and 24,795,124 at December 31, 2021	222	248
Additional paid-in-capital	128,550	174,505
Retained earnings	274,246	273,398
Unearned ESOP shares	(13,056)	(14,243)
Accumulated other comprehensive loss, net of taxes	(19,476)	(1,135)
Total shareholders' equity	370,486	432,773
Total liabilities and shareholders' equity	$375,015	$450,297

Statements of Operations

	For the year ended December 31,
	2022	2021	2020
	(In Thousands)

Interest income	$607	$549	$688
Equity in income of subsidiaries	19,507	70,862	81,122
Total income	20,114	71,411	81,810

Professional fees	$30	38	47
Other expense	603	604	610
Total expense	633	642	657
Income (loss) before income tax expense	19,481	70,769	81,153
Income tax (benefit) expense	(6)	(22)	8
Net income	$19,487	$70,791	$81,145

Statements of Cash Flows

	For the year ended December 31,
	2022	2021	2020
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$19,487	$70,791	$81,145
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of unearned ESOP	1,889	2,129	1,676
Stock based compensation	583	745	716
Deferred income taxes	-	1	-
Equity in (earnings) loss of subsidiaries	(19,507)	(70,862)	(81,122)
Change in other assets and liabilities	89	(1,339)	(853)
Net cash provided by operating activities	2,541	1,465	1,562

Net cash used in investing activities	-	-	-

Dividends received from subsidiary	55,594	63,564	52,152
Cash Dividends on Common Stock	(30,260)	(30,388)	(31,520)
Proceeds from stock option exercises	564	2,307	3,704
Purchase of common stock returned to authorized but unissued	(47,830)	(10,176)	(36,242)
Net cash provided by (used in) financing activities	(21,932)	25,307	(11,906)
Net increase (decrease) in cash	(19,391)	26,772	(10,344)
Cash and cash equivalents at beginning of year	71,158	44,386	54,730
Cash and cash equivalents at end of year	$51,767	$71,158	$44,386

19)	Segment Reporting

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

	As of or for the Year ended December 31, 2022
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$56,606	$157	$191	$56,954
Provision for credit losses (1)	677	291	-	968
Net interest income after provision for credit losses	55,929	(134)	191	55,986

Noninterest income	5,221	104,101	(3,767)	105,555

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	19,013	81,010	(458)	99,565
Occupancy, office furniture and equipment	3,645	5,061	-	8,706
Advertising	887	3,089	-	3,976
Data processing	2,229	2,234	7	4,470
Communications	357	832	-	1,189
Professional fees	508	1,278	29	1,815
Real estate owned	19	-	-	19
Loan processing expense	-	4,744	-	4,744
Other	5,551	10,197	(3,170)	12,578
Total noninterest expenses	32,209	108,445	(3,592)	137,062
Income (loss) before income taxes (benefit)	28,941	(4,478)	16	24,479
Income taxes (benefit)	6,116	(1,117)	(7)	4,992
Net income (loss)	$22,825	$(3,361)	$23	$19,487

Total Assets	$2,009,727	$198,625	$(176,680)	$2,031,672

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

	As of or for the Year ended December 31, 2021
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$56,051	$(652)	$116	$55,515
Provision (credit) for loan losses	(4,100)	110	-	(3,990)
Net interest income after provision (credit) for loan losses	60,151	(762)	116	59,505

Noninterest income	6,058	197,573	(436)	203,195

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,294	115,279	(458)	135,115
Occupancy, office furniture and equipment	3,781	5,831	-	9,612
Advertising	980	2,548	-	3,528
Data processing	2,039	1,889	22	3,950
Communications	427	882	-	1,309
Professional fees	673	564	38	1,275
Real estate owned	3	-	-	3
Loan processing expense	-	4,610	-	4,610
Other	1,974	9,074	144	11,192
Total noninterest expenses	30,171	140,677	(254)	170,594
Income before income taxes (benefit)	36,038	56,134	(66)	92,106
Income taxes (benefit)	7,696	13,641	(22)	21,315
Net income	$28,342	$42,493	$(44)	$70,791

Total Assets	$2,162,360	$365,590	$(312,092)	$2,215,858

	As of or for the Year ended December 31, 2020
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$54,616	$(1,171)	$55	$53,500
Provision for loan losses	6,075	265	-	6,340
Net interest income after provision for loan losses	48,541	(1,436)	55	47,160

Noninterest income	8,723	236,659	(1,365)	244,017

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,233	119,432	(619)	139,046
Occupancy, office furniture and equipment	3,688	6,535	-	10,223
Advertising	1,041	2,650	-	3,691
Data processing	2,284	1,636	21	3,941
Communications	411	918	-	1,329
Professional fees	695	7,376	47	8,118
Real estate owned	(8)	-	-	(8)
Loan processing expense	-	4,646	-	4,646
Other	2,507	10,345	(777)	12,075
Total noninterest expenses	30,851	153,538	(1,328)	183,061
Income before income taxes	26,413	81,685	18	108,116
Income taxes	5,219	21,744	8	26,971
Net income	$21,194	$59,941	$10	$81,145

Total Assets	$2,116,560	$456,076	$(388,049)	$2,184,587

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 is effective.

CliftonLarsonAllen LLP the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2022.  The audit report by CliftonLarsonAllen LLP is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 65	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
William F. Bruss, 53	General Counsel, Executive Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Mark R. Gerke, 48	Chief Financial Officer and Executive Vice President of Waterstone Financial and of WaterStone Bank	2016
Jeff McGuiness, 57	Chief Executive Officer and President of Waterstone Mortgage Corporation	2020
Julie A. Glynn, 59	Senior Vice President and Director of Retail Banking of WaterStone Bank	2018

*	Excluding directorships and excluding positions with Bank subsidiary that do not constitute a substantial part of the officers’ duties.

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

Compensation Plans

Set forth below is information as of December 31, 2022 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2020 Omnibus Incentive Plan	126,099	(1)	$12.72	1,122,613

(1)

Consists of 81,000 shares reserved for grants of stock options and 45,099 shares reserved for grants of restricted stock.  On December 31, 2022, 81,000 options were outstanding with a weighted average exercise price of $19.80 of which 13,000 were exercisable as of that date.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information in the Company’s definitive Proxy Statement, prepared for the 2023 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Transactions with Certain Related Parties,” and “Board Meetings and Committees,” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company’s definitive Proxy Statement, prepared for the 2023 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Ratification of the Appointment of Our Independent Registered Public Accounting Firm,” is incorporated herein by reference.

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

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Report of CliftonLarsonAllen LLP, Independent Registered Public Accounting Firm, on consolidated financial statements. (PCAOB ID 655)

Report of RSM US LLP, Independent Registered Public Accounting Firm, on consolidated financial statements. (PCAOB ID 49)

Consolidated Statements of Financial Condition – December 31, 2022 and 2021.

Consolidated Statements of Operations – Years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Comprehensive Income  – Years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows – Years ended December 31, 2022, 2021 and 2020.

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

WATERSTONE FINANCIAL, INC

(“Waterstone Financial” or the “Company”)

Commission File No. 000-51507

EXHIBIT INDEX

TO

2022 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2022:

Exhibit	Description	Filed Herewith

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

4.1	Common Stock Certificate (1)

4.2	Description of Registrant Securities (5)

10.1	Waterstone Financial, Inc. 2020 Omnibus Incentive Plan †(7)

10.2	Employment Agreement By and Between WaterStone Bank SSB and Douglas S. Gordon †(3)

10.3	Waterstone Financial, Inc. Incentive Plan †(4)

10.4	Employment Agreement By and Between Waterstone Mortgage Corporation and Jeff McGuiness †(8)

21.1	List of Subsidiaries (6)	X

23.1	Consent of Independent Registered Public Accounting Firm	X

23.2	Consent of Independent Registered Public Accounting Firm	X

24.1	Powers of Attorney

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial	X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial	X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial	X

XML	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

EX-101.SCH	Inline XBRL Taxonomy Extension Schema	X

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

EX-101.LAB	Inline XBRL Taxonomy Label Linkbase	X

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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
February 28, 2023

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
Chief Financial Officer
(Principal Financial & Accounting Officer)
/s/ Michael L. Hansen
Michael L. Hansen, Director

/s/ Kristine A. Rappé
Kristine A. Rappé, Director

/s/ Stephen J. Schmidt
Stephen J. Schmidt, Director

/s/ Derek L. Tyus
Derek L. Tyus, Director

*Each of the above signatures is affixed as of February 28, 2023.