Form 10-Q
period 2023-03-31
Waterstone Financial, Inc.
filed 2023-05-02
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 21,657,033 at May 1, 2023.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2023	December 31, 2022
	(Dollars In Thousands, except share and per share data)
Assets
Cash	$45,922	$33,700
Federal funds sold	8,010	10,683
Interest-earning deposits in other financial institutions and other short term investments	260	2,259
Cash and cash equivalents	54,192	46,642
Securities available for sale, at fair value (cost: 2023—$223,620; 2022—$222,665)	200,440	196,588
Loans held for sale, at fair value	161,325	131,188
Loans receivable	1,550,219	1,510,178
Less: Allowance for credit losses ("ACL") - loans	17,744	17,757
Loans receivable, net	1,532,475	1,492,421

Office properties and equipment, net	20,716	21,105
Federal Home Loan Bank stock, at cost	23,873	17,357
Cash surrender value of life insurance	66,294	66,443
Real estate owned, net	145	145
Prepaid expenses and other assets	55,039	59,783
Total assets	$2,114,499	$2,031,672

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$205,930	$230,596
Money market and savings deposits	301,088	326,145
Time deposits	675,866	642,271
Total deposits	1,182,884	1,199,012

Borrowings	501,696	386,784
Advance payments by borrowers for taxes	13,434	5,334
Other liabilities	50,678	70,056
Total liabilities	1,748,692	1,661,186
Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares at March 31, 2023 and at December 31, 2022, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at March 31, 2023 and at December 31, 2022, Issued and Outstanding - 21,867,233 at March 31, 2023 and 22,174,225 at December 31, 2022	219	222
Additional paid-in capital	123,448	128,550
Retained earnings	272,268	274,246
Unearned ESOP shares	(12,759)	(13,056)
Accumulated other comprehensive loss, net of taxes	(17,369)	(19,476)
Total shareholders’ equity	365,807	370,486
Total liabilities and shareholders’ equity	$2,114,499	$2,031,672

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2023	2022
	(In Thousands, except per share amounts)

Interest income:
Loans	$19,885	$13,500
Mortgage-related securities	943	602
Debt securities, federal funds sold and short-term investments	1,062	928
Total interest income	21,890	15,030
Interest expense:
Deposits	4,088	779
Borrowings	4,007	2,387
Total interest expense	8,095	3,166
Net interest income	13,795	11,864
Provision (credit) for credit losses	460	(76)
Net interest income after provision (credit) for credit losses	13,335	11,940
Noninterest income:
Service charges on loans and deposits	430	510
Increase in cash surrender value of life insurance	325	316
Mortgage banking income	16,770	28,275
Other	1,029	717
Total noninterest income	18,554	29,818
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,052	25,535
Occupancy, office furniture, and equipment	2,263	2,188
Advertising	889	905
Data processing	1,122	1,202
Communications	251	340
Professional fees	416	461
Real estate owned	1	5
Loan processing expense	1,018	1,431
Other	3,095	2,868
Total noninterest expenses	29,107	34,935
Income before income taxes	2,782	6,823
Income tax expense	627	1,532
Net income	$2,155	$5,291
Income per share:
Basic	$0.10	$0.23
Diluted	$0.10	$0.23
Weighted average shares outstanding:
Basic	20,890	23,132
Diluted	20,980	23,311

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
	2023	2022
	(In Thousands)
Net income	$2,155	$5,291

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available for sale securities:
Net unrealized holding gain (loss) arising during the period, net of tax (expense) benefit of $(790) and $2,623, respectively	2,107	(7,002)
Total other comprehensive gain (loss)	2,107	(7,002)
Comprehensive income (loss)	$4,262	$(1,711)

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the three months ended March 31, 2022
Balances at December 31, 2021	24,795	$248	$174,505	$273,398	$(14,243)	$(1,135)	$432,773

Comprehensive loss:
Net income	-	-	-	5,291	-	-	5,291
Other comprehensive loss	-	-	-	-	-	(7,002)	(7,002)
Total comprehensive loss							(1,711)

Adoption of new accounting pronouncement (see Note 1)	-	-	-	(1,392)	-	-	(1,392)
ESOP shares committed to be released to plan participants	-	-	236	-	297	-	533
Cash dividend, $0.20 per share	-	-	-	(4,557)	-	-	(4,557)
Proceeds from stock option exercises	33	-	191	-	-	-	191
Stock compensation expense	-	-	170	-	-	-	170
Purchase of common stock returned to authorized but unissued	(681)	(7)	(13,748)	-	-	-	(13,755)
Balances at March 31, 2022	24,147	$241	$161,354	$272,740	$(13,946)	$(8,137)	$412,252

	(In Thousands, except per share amounts)
For the three months ended March 31, 2023
Balances at December 31, 2022	22,174	$222	$128,550	$274,246	$(13,056)	$(19,476)	$370,486

Comprehensive income:
Net income	-	-	-	2,155	-	-	2,155
Other comprehensive income	-	-	-	-	-	2,107	2,107
Total comprehensive income							4,262

ESOP shares committed to be released to plan participants	-	-	129	-	297	-	426
Cash dividend, $0.20 per share	-	-	-	(4,133)	-	-	(4,133)
Proceeds from stock option exercises	66	1	500	-	-	-	501
Stock compensation expense	-	-	106	-	-	-	106
Purchase of common stock returned to authorized but unissued	(373)	(4)	(5,837)	-	-	-	(5,841)
Balances at March 31, 2023	21,867	$219	$123,448	$272,268	$(12,759)	$(17,369)	$365,807

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2023	2022
	(In Thousands)

Operating activities:
Net income	$2,155	5,291
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	460	(76)
Depreciation, amortization, accretion	815	1,081
Deferred taxes	61	(310)
Stock based compensation	106	170
Origination of mortgage servicing rights	(302)	(1,001)
Proceeds on sales of mortgage servicing rights	3,530	-
Gain on sale of loans held for sale	(14,915)	(22,141)
Loans originated for sale	(415,742)	(698,115)
Proceeds on sales of loans originated for sale	400,520	878,554
Gain on death benefit on bank owned life insurance	-	(340)
Increase in accrued interest receivable	(575)	(160)
Increase in cash surrender value of life insurance	(325)	(316)
Decrease (increase) in derivative assets	3,238	(4,681)
Increase (decrease) in accrued interest on deposits and borrowings	885	(102)
Increase in prepaid tax expense	(194)	(732)
(Decrease) increase in derivative liabilities	(4,311)	3,477
Gain on sale of mortgage servicing rights	(601)	-
Change in other assets and other liabilities, net	(6,189)	(17,995)
Net cash (used in) provided by operating activities	(31,384)	142,604

Investing activities:
Net increase in loans receivable	(40,029)	(1,015)
Purchases of:
Debt securities	(601)	-
Mortgage related securities	(5,705)	(47,877)
FHLB stock	(6,516)	-
Premises and equipment	(52)	(121)
Proceeds from:
Principal repayments on mortgage-related securities	4,638	8,964
Maturities of debt securities	1,250	6,380
Death benefit on bank owned life insurance	474	-
Net cash used in investing activities	(46,541)	(33,669)

Financing activities:
Net decrease in deposits	(16,128)	(22,938)
Net change in short-term borrowings	24,912	4,351
Repayment of long-term debt	(25,000)	(155,000)
Proceeds from long-term debt	115,000	-
Net change in advance payments by borrowers for taxes	(3,772)	(2,753)
Cash dividends on common stock	(4,197)	(17,223)
Purchase of common stock returned to authorized but unissued	(5,841)	(13,755)
Proceeds from stock option exercises	501	191
Net cash provided by (used in) financing activities	85,475	(207,127)
Increase (decrease) in cash and cash equivalents	7,550	(98,192)
Cash and cash equivalents at beginning of period	46,642	376,722
Cash and cash equivalents at end of period	$54,192	$278,530

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$760	$2,135
Interest payments	8,980	3,064
Noncash activities:
Dividends declared but not paid in other liabilities	4,446	4,860

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

WaterStone Bank conducts its community banking business from 14 banking offices located in Milwaukee, Washington and Waukesha Counties, Wisconsin. WaterStone Bank's principal lending activity is originating one- to four-family, multi-family residential real estate, and commercial real estate loans for retention in its portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances. The Company's deposit offerings include: certificates of deposit, money market savings accounts, transaction deposit accounts, non-interest bearing demand accounts and individual retirement accounts. The investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds and municipal obligations.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2022 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023  or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three months ended March 31, 2023 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

Accounting Standards Adopted in 2023

The Company adopted "Troubled Debt Restructurings and Vintage Disclosures" under ASC Topic 326 on January 1, 2023, and applied the standard’s provisions. The impact going forward will depend on the credit quality of the loan portfolio as well as the economic conditions at future reporting periods. See Note 3 - Loans Receivable for the new disclosures. Adoption of "Troubled Debt Restructurings and Vintage Disclosures" under ASC Topic 326 did not have a material impact on the Company's consolidated financial statements.

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$14,382	$5	$(1,600)	$12,787
Collateralized mortgage obligations:
Government sponsored enterprise issued	147,819	27	(18,868)	128,978
Private-label issued	8,871	-	(894)	7,977
Mortgage-related securities	171,072	32	(21,362)	149,742

Government sponsored enterprise bonds	2,500	-	(200)	2,300
Municipal securities	37,473	633	(887)	37,219
Other debt securities	12,500	-	(1,396)	11,104
Debt securities	52,473	633	(2,483)	50,623
Other securities	75	-	-	75
Total	$223,620	$665	$(23,845)	$200,440

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$15,134	$4	$(1,824)	$13,314
Collateralized mortgage obligations
Government sponsored enterprise issued	145,740	-	(20,975)	124,765
Private-label issued	9,041	-	(935)	8,106
Mortgage related securities	169,915	4	(23,734)	146,185

Government sponsored enterprise bonds	2,500	-	(244)	2,256
Municipal securities	37,699	428	(1,193)	36,934
Other debt securities	12,500	-	(1,338)	11,162
Debt securities	52,699	428	(2,775)	50,352
Other securities	51	-	-	51
Total	$222,665	$432	$(26,509)	$196,588

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At March 31, 2023, $239,000 of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2022, $259,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2023 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$4,144	$4,140
Due after one year through five years	16,550	16,526
Due after five years through ten years	18,629	17,399
Due after ten years	13,150	12,558
Mortgage-related securities	171,072	149,742
Other securities	75	75
Total	$223,620	$200,440

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$677	$15	$11,770	$1,585	$12,447	$1,600
Collateralized mortgage obligations:
Government sponsored enterprise issued	26,747	971	99,315	17,897	126,062	18,868
Private-label issued	837	21	6,068	873	6,905	894
Government sponsored enterprise bonds	-	-	2,300	200	2,300	200
Municipal securities	11,695	40	4,247	847	15,942	887
Other debt securities	-	-	11,104	1,396	11,104	1,396
Total	$39,956	$1,047	$134,804	$22,798	$174,760	$23,845

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$8,383	$655	$4,573	$1,169	$12,956	$1,824
Collateralized mortgage obligations:
Government sponsored enterprise issued	65,270	6,400	59,495	14,575	124,765	20,975
Private-label issued	7,012	935	-	-	7,012	935
Government sponsored enterprise bonds	2,256	244	-	-	2,256	244
Municipal securities	18,648	192	4,095	1,001	22,743	1,193
Other debt securities	2,362	138	8,800	1,200	11,162	1,338
Total	$103,931	$8,564	$76,963	$17,945	$180,894	$26,509

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 169 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2023 and December 31, 2022, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three months ended March 31, 2023 and March 31, 2022, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	December 31, 2022
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$493,011	$469,567
Multi-family	704,174	677,981
Home equity	11,463	11,455
Construction and land	38,894	62,494
Commercial real estate	267,731	262,973
Consumer	816	774
Commercial loans	34,130	24,934
Total	$1,550,219	$1,510,178

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

Qualifying loans receivable totaling $1.14 billion and $976.7 million at March 31, 2023 and December 31, 2022, respectively, were pledged as collateral against $500.5 million and $385.7 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at March 31, 2023 and December 31, 2022.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $3.1 million as of March 31, 2023 and $2.8 million as of December 31, 2022.  None of these loans were past due or considered impaired as of March 31, 2023 or December 31, 2022.

An analysis of past due loans receivable as of March 31, 2023 and December 31, 2022 follows:

	As of March 31, 2023
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$4,902	$-	$4,349	$9,251	$483,760	$493,011
Multi-family	-	-	-	-	704,174	704,174
Home equity	49	-	88	137	11,326	11,463
Construction and land	-	-	-	-	38,894	38,894
Commercial real estate	360	-	-	360	267,371	267,731
Consumer	-	-	-	-	816	816
Commercial loans	122	-	-	122	34,008	34,130
Total	$5,433	$-	$4,437	$9,870	$1,540,349	$1,550,219

	As of December 31, 2022
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,328	$-	$3,618	$5,946	$463,621	$469,567
Multi-family	-	-	-	-	677,981	677,981
Home equity	14	-	65	79	11,376	11,455
Construction and land	-	-	-	-	62,494	62,494
Commercial real estate	-	233	-	233	262,740	262,973
Consumer	-	-	-	-	774	774
Commercial loans	3	-	-	3	24,931	24,934
Total	$2,345	$233	$3,683	$6,261	$1,503,917	$1,510,178

(1)   Includes $40,000 and $- at March 31, 2023 and December 31, 2022, respectively, which are on non-accrual status.

(2)   Includes $- and $- at  March 31, 2023 and December 31, 2022, respectively, which are on non-accrual status.

(3)   Includes $- million and $624,000 at  March 31, 2023 and December 31, 2022, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022:

	One- to Four-Family	Multi-Family	Home Equity	Land and Construction	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended March 31, 2023
Balance at beginning of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757
Provision (credit) for credit losses - loans	1,016	(127)	-	(495)	(522)	26	77	(25)
Charge-offs	(3)	-	-	-	-	(21)	-	(24)
Recoveries	30	-	4	1	1	-	-	36
Balance at end of period	$5,786	$7,848	$178	$858	$2,678	$52	$344	$17,744

Three months ended March 31, 2022
Balance at beginning of period	$3,963	$5,398	$89	$1,386	$4,482	$33	$427	$15,778
Adoption of CECL	88	100	58	886	(640)	7	(69)	430
Provision (credit) for loan losses	336	492	33	(442)	(222)	2	(118)	81
Charge-offs	-	-	-	-	-	(1)	-	(1)
Recoveries	28	572	5	1	11	-	-	617
Balance at end of period	$4,415	$6,562	$185	$1,831	$3,631	$41	$240	$16,905

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

Qualitative reserves reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience. The analysis takes into consideration other analytics performed within the organization, such as enterprise and concentration management. Management attempts to quantify qualitative reserves whenever possible. The CECL methodology applied focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect expected credit losses.

The Company’s CECL estimate applies a forecast that incorporates macroeconomic trends and other environmental factors. Management utilized national, regional and local leading economic indexes, as well as management judgment, as the basis for the forecast period. The historical loss rate was utilized as the base rate, and qualitative adjustments and future forecast adjustments were applied.

The Company segments the loan portfolio into pools based on the following risk characteristics: collateral type, credit characteristics, loan origination balance, and outstanding loan balances.

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments at March 31, 2023 and December 31, 2022 was $1.8 million and $1.3 million.

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

	Three months ended
	March 31, 2023	March 31, 2022
	(In Thousands)
Provision (credit) for credit losses on:
Loans	$(25)	$81
Unfunded commitments	485	(157)
Investment securities	-	-
Total	$460	$(76)

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

The following tables present collateral dependent loans by portfolio segment and collateral type as of March 31, 2023 and  December 31, 2022:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	5,786	7,848	178	858	2,678	52	344	17,744
Allowance at end of period	$5,786	$7,848	$178	$858	$2,678	$52	$344	$17,744

Collateral dependent loans	$2,054	$-	$39	$-	$5,432	$-	$-	$7,525
Pooled loans	490,957	704,174	11,424	38,894	262,299	816	34,130	1,542,694
Total gross loans	$493,011	$704,174	$11,463	$38,894	$267,731	$816	$34,130	$1,550,219

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	4,743	7,975	174	1,352	3,199	47	267	17,757
Allowance at end of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757

Collateral dependent loans	$2,584	$-	$40	$-	$5,455	$-	$-	$8,079
Pooled loans	466,983	677,981	11,415	62,494	257,518	774	24,934	1,502,099
Total gross loans	$469,567	$677,981	$11,455	$62,494	$262,973	$774	$24,934	$1,510,178

The Company's procedures dictate that an updated valuation must be obtained with respect to underlying collateral at the time a loan is deemed impaired. Updated valuations may also be obtained upon transfer from loans receivable to real estate owned based upon the age of the prior appraisal, changes in market conditions or known changes to the physical condition of the property.

Estimated fair values are reduced to account for sales commissions, broker fees, unpaid property taxes and additional selling expenses to arrive at an estimated net realizable value. The adjustment factor is based upon the Company's actual experience with respect to sales of real estate owned over the prior two years. In situations in which the Company is placing reliance on an appraisal that is more than one year old, an additional adjustment factor is applied to account for downward market pressure since the date of appraisal. The additional adjustment factor is based upon relevant sales data available for the Company's general operating market as well as company-specific historical net realizable values as compared to the most recent appraisal prior to disposition.

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of March 31, 2023 and December 31, 2022:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2023
Substandard	$4,388	$-	$88	$-	$5,431	$-	$47	$9,954
Watch	6,513	190	145	2,206	5,123	-	3,423	17,600
Pass	482,110	703,984	11,230	36,688	257,177	816	30,660	1,522,665
	$493,011	$704,174	$11,463	$38,894	$267,731	$816	$34,130	$1,550,219

At December 31, 2022
Substandard	$4,209	$-	$98	$-	$5,454	$-	$61	$9,822
Watch	5,696	192	96	2,227	5,203	-	2,023	15,437
Pass	459,662	677,789	11,261	60,267	252,316	774	22,850	1,484,919
	$469,567	$677,981	$11,455	$62,494	$262,973	$774	$24,934	$1,510,178

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of March 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$100,662	$177,462	$52,290	$37,481	$21,262	$91,796	$1,157	$482,110
Watch	4,355	426	-	-	282	1,450	-	6,513
Substandard	28	125	1,267	-	-	2,968	-	4,388
Total	105,045	178,013	53,557	37,481	21,544	96,214	1,157	493,011

Multi-family
Pass	35,764	248,793	148,803	137,749	43,336	88,598	941	703,984
Watch	-	-	-	-	-	190	-	190
Substandard	-	-	-	-	-	-	-	-
Total	35,764	248,793	148,803	137,749	43,336	88,788	941	704,174

Home equity
Pass	159	301	80	267	91	670	9,662	11,230
Watch	-	-	90	-	-	-	55	145
Substandard	-	21	18	-	-	-	49	88
Total	159	322	188	267	91	670	9,766	11,463

Construction and land
Pass	683	3,167	24,503	2,205	5,921	209	-	36,688
Watch	-	-	-	-	2,206			2,206
Substandard	-	-	-	-	-	-	-	-
Total	683	3,167	24,503	2,205	8,127	209	-	38,894

Commercial Real Estate
Pass	17,358	84,789	53,106	38,488	24,180	37,977	1,279	257,177
Watch	-	1,330	-	95	2,200	1,498	-	5,123
Substandard	5,431	-	-	-	-	-	-	5,431
Total	22,789	86,119	53,106	38,583	26,380	39,475	1,279	267,731

Consumer
Pass	6	-	-	-	-	-	810	816
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	6	-	-	-	-	-	810	816

Commercial
Pass	14,994	2,058	1,148	1,179	168	6,514	4,599	30,660
Watch	-	61	-	1,878	31	84	1,369	3,423
Substandard	-	47	-	-	-	-	-	47
Total	14,994	2,166	1,148	3,057	199	6,598	5,968	34,130

Total Loans	$179,440	$518,580	$281,305	$219,342	$99,677	$231,954	$19,921	$1,550,219

Gross charge-offs	$3	$-	$-	$-	$-	$-	$21	$24

The following table presents total loans by risk categories and year of origination as of December 31, 2022:

	2022	2021	2020	2019	2018	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$246,437	$55,494	$37,438	$21,813	$20,580	$76,568	$1,332	$459,662
Watch	4,823	-	-	-	-	873	-	5,696
Substandard	218	1,255	519	-	-	2,217	-	4,209
Total	251,478	56,749	37,957	21,813	20,580	79,658	1,332	469,567

Multi-family
Pass	255,100	144,731	139,386	44,221	22,689	70,905	757	677,789
Watch	-	-	-	-	-	192	-	192
Substandard	-	-	-	-	-	-	-	-
Total	255,100	144,731	139,386	44,221	22,689	71,097	757	677,981

Home equity
Pass	290	81	865	104	174	82	9,665	11,261
Watch	-	96	-	-	-	-	-	96
Substandard	22	18	-	-	-	-	58	98
Total	312	195	865	104	174	82	9,723	11,455

Construction and land
Pass	2,958	49,092	2,308	5,690	123	96	-	60,267
Watch	-	-	-	2,227	-	-	-	2,227
Substandard	-	-	-	-	-	-	-	-
Total	2,958	49,092	2,308	7,917	123	96	-	62,494

Commercial Real Estate
Pass	87,971	53,788	39,015	24,795	21,467	24,595	685	252,316
Watch	1,616	-	95	2,226	1,266	-	-	5,203
Substandard	-	-	-	-	5,454	-	-	5,454
Total	89,587	53,788	39,110	27,021	28,187	24,595	685	262,973

Consumer
Pass	19	-	-	-	-	-	755	774
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	19	-	-	-	-	-	755	774

Commercial
Pass	9,385	1,228	1,256	240	936	5,622	4,183	22,850
Watch	-	-	1,928	-	-	92	3	2,023
Substandard	61	-	-	-	-	-	-	61
Total	9,446	1,228	3,184	240	936	5,714	4,186	24,934

Total Loans	$608,900	$305,783	$222,810	$101,316	$72,689	$181,242	$17,438	$1,510,178

The following presents data on restructurings of financing receivables whose borrowers are experiencing financial difficulty:

	As of March 31, 2023
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$335	-	$335	-
	$-	-	$335	-	$335	-

The following presents data on troubled debt restructurings:

	As of December 31, 2022
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$936	4	$936	4
	$-	-	$936	4	$936	4

The following presents restructurings of financing receivables whose borrowers are experiencing financial difficulty by concession type:

	As of March 31, 2023
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$335	1	$-	-	$335	1
	$335	1	$-	-	$335	1

The following presents troubled debt restructurings by concession type:

	As of December 31, 2022
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$399	2	$-	-	$399	2
Interest reduction	18	1	-	-	18	1
Principal forbearance	519	1	-	-	519	1
	$936	4	$-	-	$936	4

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty during the three months ended March 31, 2023.  There were two loans modified as troubled debt restructurings with a total loan balance of $432,000 during the three months ended  March 31, 2022.

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the three months ended March 31, 2023. There were no troubled debt restructurings within the past twelve months of which there was a default during the three months ended March 31, 2022.

The following table presents data on non-accrual loans as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,389	$4,209
Multi-family	-	-
Home equity	88	98
Construction and land	-	-
Commercial real estate	-	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$4,477	$4,307
Total non-accrual loans to total loans receivable	0.29%	0.29%
Total non-accrual loans to total assets	0.21%	0.21%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $467,000 and $795,000  at March 31, 2023 and  December 31, 2022, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Three months ended March 31,
	2023	2022
	(In Thousands)
Mortgage servicing rights at beginning of the period	$3,445	$1,555
Additions	302	1,001
Amortization	(71)	(105)
Sales	(2,767)	-
Mortgage servicing rights at end of the period	909	2,451
Valuation allowance recovered during the period	-	7
Mortgage servicing rights at end of the period, net	$909	$2,458

During the three months ended March 31, 2023, $415.7 million in residential loans were originated for sale on a consolidated basis generating mortgage banking income of $16.8 million. During the same period in the prior year, sales of loans held for sale totaled $698.1 million, generating mortgage banking income of $28.3 million. The unpaid principal balance of loans serviced for others was $116.6 million and $409.6 million at March 31, 2023 and December 31, 2022, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights were $1.2 million at March 31, 2023 and $5.0 million at  December 31, 2022.

During the three months ended March 31, 2023, the Company sold mortgage servicing rights related to $318.4 million in loans receivable with a book value of $2.8  million for $3.5 million resulting in a gain on sale of $601,000. During the three months ended  March 31, 2022, there were no sales of mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ending December 31:
2023	$116
2024	165
2025	149
2026	132
2027	116
Thereafter	231
Total	$909

Note 5 — Deposits

At March 31, 2023 and December 31, 2022, the aggregate balance of uninsured time deposits of $250,000 or more was $120.3 million and $115.5 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at March 31, 2023 is as follows:

(In Thousands)

Within one year	$538,425
More than one to two years	128,888
More than two to three years	7,063
More than three to four years	761
More than four through five years	729
$675,866

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Corporation. Such deposits amounted to $7.8 million and $9.2 million at March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, overdrawn deposit accounts totaling $1.2 million were reclassified as loan balances.

Note 6 — Borrowings

Borrowings consist of the following:

	March 31, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Short term:
Repurchase agreements	$1,196	7.65%	$1,084	7.21%
Federal Home Loan Bank, Chicago advances	210,500	4.84%	185,700	4.26%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2025	125,000	3.83%	125,000	3.83%
2027	50,000	1.73%	50,000	1.73%
2032	-	0.00%	25,000	2.35%
2033	115,000	2.42%	-	0.00%
	$501,696	3.73%	$386,784	3.68%

The short-term repurchase agreement represents the outstanding portion of a total $50.0 million commitment with one unrelated bank as of March 31, 2023.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $1.2 million balance at March 31, 2023 and a $1.1 million balance at December 31, 2022.

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

The $210.5 million FHLB short-term advances consist of a $35.0 million advance with a fixed rate of 4.76% and a maturity date of  April 3, 2023, a $25.0 million advance with a fixed rate of 4.86% and a maturity date of  April 3, 2023, a $25.0 million advance with a fixed rate of 4.79% and a maturity date of  April 17, 2023, a $37.0 million advance with a fixed rate of 4.77% and a maturity date of April 21, 2023, a $25.0 million advance with a fixed rate of 4.88% and a maturity date of May 1, 2023, a $38.5 million advance with a fixed rate of 4.85% and a maturity date of May 8, 2023, and a $25.0 million advance with a fixed rate of 5.01% and a maturity date of  June 1, 2023.

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

The $115.0 million in advances due in 2033 consists of one $20.0 million advance with a fixed rate of 2.38% and a quarterly call option starting in  April 2023, one $20.0 million advance with a fixed rate of 2.38% and a monthly call option currently available, one $25.0 million advance with a fixed rate of 2.45% and a monthly call option starting in  April 2023, one $25.0 million advance with a fixed rate of 2.54% and a monthly call option starting in  April 2023, and one $25.0 million advance with a fixed rate of 2.35% and a quarterly call option starting in  June 2023.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 78% of the carrying value of unencumbered one- to four-family mortgage loans, 73% of the carrying value of multi-family loans and 63% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $23.9 million at March 31, 2023 and $17.4 million at  December 31, 2022, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of March 31, 2023, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of March 31, 2023 and December 31, 2022 are presented in the tables below:

	March 31, 2023
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$400,308	23.27%	$137,620	8.00%	$180,600	10.50%	N/A	N/A
Waterstone Bank	351,596	20.44%	$137,620	8.00%	$180,600	10.50%	172,023	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$382,564	22.24%	$103,210	6.00%	$146,200	8.50%	N/A	N/A
Waterstone Bank	333,852	19.41%	$103,210	6.00%	$146,200	8.50%	137,618	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$382,564	22.24%	$77,410	4.50%	$120,400	7.00%	N/A	N/A
Waterstone Bank	333,852	19.41%	$77,410	4.50%	$120,400	7.00%	111,815	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	$382,564	18.68%	$81,900	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	333,852	16.31%	$81,900	4.00%	N/A	N/A	102,376	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	333,852	15.83%	$126,570	6.00%	N/A	N/A	N/A	N/A

	December 31, 2022
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$407,099	24.36%	$133,709	8.00%	$175,493	10.50%	N/A	N/A
Waterstone Bank	359,623	21.52%	133,690	8.00%	175,468	10.50%	167,112	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	389,342	23.29%	100,281	6.00%	142,065	8.50%	N/A	N/A
Waterstone Bank	341,866	20.46%	100,267	6.00%	142,045	8.50%	133,690	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	389,342	23.29%	75,211	4.50%	116,995	7.00%	N/A	N/A
Waterstone Bank	341,866	20.46%	75,200	4.50%	116,978	7.00%	108,623	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	389,342	19.45%	80,080	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	341,866	17.08%	80,080	4.00%	N/A	N/A	100,100	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	341,866	16.87%	121,624	6.00%	N/A	N/A	N/A	N/A

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

	March 31, 2023	December 31, 2022
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$86,466	$61,223
Commitments to extend credit under home equity lines of credit (2)	10,841	9,550
Unused portion of construction loans (3)	67,749	48,530
Unused portion of business lines of credit	17,131	17,356
Standby letters of credit	910	1,516

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of  March 31, 2023 and  December 31, 2022. Please see Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $2.1 million and $2.0 million as of March 31, 2023 and December 31, 2022, respectively.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

March 31, 2023
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$369.8	Other assets	$0.2	Other liabilities	$0.8
Interest rate locks	274.5	Other assets	1.1	Other liabilities	0.4
Interest rate swaps	90.0	Other assets	12.3	Other liabilities	12.3

December 31, 2022
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$296.0	Other assets	$1.9	Other liabilities	$3.6
Interest rate locks	203.1	Other assets	0.7	Other liabilities	-
Interest rate swaps	90.5	Other assets	14.2	Other liabilities	14.2

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

Interest Rate Swaps

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of March 31, 2023 and December 31, 2022, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of March 31, 2023 and December 31, 2022.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at March 31, 2023 and at December 31, 2022.

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

There were 161,000 and 87,000 antidilutive shares of common stock for the three months ended March 31, 2023 and 2022, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended March 31,
	2023	2022
	(In Thousands, except per share amounts)

Net income	$2,155	$5,291

Weighted average shares outstanding	20,890	23,132
Effect of dilutive potential common shares	90	179
Diluted weighted average shares outstanding	$20,980	$23,311

Basic earnings per share	$0.10	$0.23
Diluted earnings per share	$0.10	$0.23

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

The following table presents information about our assets recorded in the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	March 31, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$12,787	$-	$12,787	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	128,978	-	128,978	-
Private-label issued	7,977	-	7,977	-
Government sponsored enterprise bonds	2,300	-	2,300	-
Municipal securities	37,219	-	37,219	-
Other debt securities	11,104	-	11,104	-
Other securities	75	-	75	-
Loans held for sale	161,325	-	161,325	-
Mortgage banking derivative assets	1,316	-	-	1,316
Interest rate swap assets	12,291	-	12,291	-
Liabilities
Mortgage banking derivative liabilities	1,237	-	-	1,237
Interest rate swap liabilities	12,291	-	12,291	-

		Fair Value Measurements Using

	December 31, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$13,314	$-	$13,314	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	124,765	-	124,765	-
Private-label issued	8,106	-	8,106	-
Government sponsored enterprise bonds	2,256	-	2,256	-
Municipal securities	36,934	-	36,934	-
Other debt securities	11,162	-	11,162	-
Other securities	51	-	51	-
Loans held for sale	131,188	-	131,188	-
Mortgage banking derivative assets	2,619	-	-	2,619
Interest rate swap assets	14,226	-	14,226	-
Liabilities
Mortgage banking derivative liabilities	3,613	-	-	3,613
Interest rate swap liabilities	14,226	-	14,226	-

The following summarizes the valuation techniques for assets recorded in the consolidated statements of financial condition at their fair value on a recurring basis:

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2023 and 2022.

	Three months ended March 31,
	2023	2022
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$(994)	$4,369
Mortgage derivative gain, net	1,073	1,204
Mortgage derivative, net balance at the end of the period	$79	$5,573

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about assets recorded in the consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$145	$-	$-	$145

		Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$145	$-	$-	$145

Real estate owned – On a non-recurring basis, real estate owned is recorded in the consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2023 and  December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	March 31,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2023	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$79	Pricing models	Pull through rate	10.0%	99.7%	87.1%
Real estate owned	145	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%

	December 31,
	2022
Mortgage banking derivatives	(994)	Pricing models	Pull through rate	20.6%	100.0%	89.2%
Real estate owned	145	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	March 31, 2023					December 31, 2022
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$54,192	$54,192	$54,192	$-	$-	$46,642	$46,642	$46,642	$-	$-
Loans receivable	1,550,219	1,377,660	-	-	1,377,660	1,510,178	1,403,429	-	-	1,403,429
FHLB stock	23,873	23,873	-	23,873	-	17,357	17,357	17,357	-	-
Accrued interest receivable	6,300	6,300	6,300	-	-	5,725	5,725	5,725	-	-
Mortgage servicing rights	909	1,176	-	-	1,176	3,444	5,001	-	-	5,001
							-
Financial Liabilities
Deposits	1,182,884	1,180,216	507,018	673,198	-	1,199,012	1,194,559	556,741	637,818	-
Advance payments by borrowers for taxes	13,434	13,434	13,434	-	-	5,334	5,334	5,334	-	-
Borrowings	501,696	479,422	-	479,422	-	386,784	377,275	-	377,275	-
Accrued interest payable	2,243	2,243	2,243	-	-	1,358	1,358	1,358	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at March 31, 2023 and December 31, 2022.

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

Presented below is the segment information:

	As of or for the three months ended March 31, 2023
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$14,008	$(282)	$69	$13,795
Provision for credit losses	388	72	-	460
Net interest income (expense) after provision for credit losses	13,620	(354)	69	13,335

Noninterest income:	987	17,951	(384)	18,554

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,168	15,099	(215)	20,052
Occupancy, office furniture and equipment	1,031	1,232	-	2,263
Advertising	184	705	-	889
Data processing	601	516	5	1,122
Communications	78	173	-	251
Professional fees	218	188	10	416
Real estate owned	1	-	-	1
Loan processing expense	-	1,018	-	1,018
Other	896	2,403	(204)	3,095
Total noninterest expenses	8,177	21,334	(404)	29,107
Income (loss) before income taxes (benefit)	6,430	(3,737)	89	2,782
Income tax expense (benefit)	1,600	(1,002)	29	627
Net income (loss)	$4,830	$(2,735)	$60	$2,155

Total Assets	$2,080,904	$207,572	$(173,977)	$2,114,499

	As of or for the three months ended March 31, 2022
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$11,652	$183	$29	$11,864
Provision (credit) for loan losses	(140)	64	-	(76)
Net interest income (expense) after provision (credit) for loan losses	11,792	119	29	11,940

Noninterest income:	1,432	28,604	(218)	29,818

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,212	20,438	(115)	25,535
Occupancy, office furniture and equipment	937	1,251	-	2,188
Advertising	227	678	-	905
Data processing	608	588	6	1,202
Communications	94	246	-	340
Professional fees	114	338	9	461
Real estate owned	5	-	-	5
Loan processing expense	-	1,431	-	1,431
Other	600	2,309	(41)	2,868
Total noninterest expenses	7,797	27,279	(141)	34,935
Income (loss) before income taxes	5,427	1,444	(48)	6,823
Income tax expense (benefit)	1,167	377	(12)	1,532
Net income (loss)	$4,260	$1,067	$(36)	$5,291

Total Assets	$1,950,664	$227,550	$(173,600)	$2,004,614

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

●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired entities;
●	decreased demand for our products and services;
●	changes in tax policies or assessment policies;
●	changes in liquidity, including the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;
●	changes in consumer demand, spending, borrowing and savings habits;
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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three months ended March 31, 2023 and 2022 and the financial condition as of March 31, 2023 compared to the financial condition as of December 31, 2022.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three months ended March 31, 2023 and 2022, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Recent Industry Developments

During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains stable. The Company’s total deposits decreased by 1.3% as compared to December 31, 2022, to $1.18 billion at March 31, 2023 as we experienced minimal deposit outflow in the first quarter. The Company also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company’s capital remains well capitalized with a Total Capital ratio of 23.27% as of March 31, 2023.

Significant Items

There were no significant items that impacted earnings for the three months ended March 31, 2023 and 2022.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended March 31, 2023 and 2022

Net income totaled $4.8 million for the three months ended March 31, 2023 compared to $4.3 million for the three months ended March 31, 2022. Net interest income increased $2.4 million to $14.0 million for the three months ended March 31, 2023 compared to $11.7 million for the three months ended March 31, 2022.  Interest income on loans increased as replacement rates and average loans held for investment balances were higher than in the prior year and interest income on mortgage-related securities increased due to the increase in the average balance and replacement rates. Offsetting the increase in interest income on loans and mortgage-related securities, interest expense on deposits and borrowings increased as replacement rates increased.

There was a provision for credit losses of $388,000 for the three months ended March 31, 2023 compared to a $140,000 negative provision for credit losses for the three months ended March 31, 2022. The provision for credit losses of $388,000 consisted of a $96,000 negative provision related to loans and a $484,000 of provision related to unfunded commitments for the three months ended March 31, 2023. During the three months ended March 31, 2023, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

Total noninterest income decreased $445,000 to $987,000 during the three months ended March 31, 2023 due primarily to a decrease in prepayment penalties on loans and gain from death benefit received on one bank-owned life insurance policy during the three months ended March 31, 2022.

Compensation, payroll taxes, and other employee benefits expense decreased $44,000 to $5.2 million primarily due to a decrease in Employee Stock Ownership Plan expense as the average stock price decreased compared to the quarter ending March 31, 2022. Other noninterest expense increased $296,000 to $896,000 as certain loan fees paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans increased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2023 and 2022

Net loss totaled $2.7 million for the three months ended March 31, 2023 compared to net income of $1.1 million for the three months ended March 31, 2022. We originated $442.7 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended March 31, 2023, which represents a decrease of $265.8 million, or 37.5%, from the $708.5 million originated during the three months ended March 31, 2022. The decrease in loan production volume was driven by a $145.3 million, or 90.4%, decrease in refinance products as mortgage rates have increased over the past year. Mortgage purchase products decreased $120.4 million, or 22.0%, due to inventory constraints in the market, affordability, and interest rate increases. Total mortgage banking noninterest income decreased $10.7 million, or 37.2%, to $18.0 million during the three months ended March 31, 2023 compared to $28.6 million during the three months ended March 31, 2022.  The decrease in mortgage banking noninterest income was related to a 37.5% decrease in volume and a 5.4% decrease in gross margin on loans originated and sold for the three months ended March 31, 2023 compared to March 31, 2022.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 96.5% of total originations during the three months ended March 31, 2023, compared to 77.3% of total originations during the three months ended March 31, 2022, respectively, as refinance demand decelerated due to an increase in interest rates over the past year.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 35.2% and 64.8% of all loan originations, respectively, during the three months ended March 31, 2023, compared to 24.5% and 75.5% of all loan originations, respectively, during the three months ended March 31, 2022.

Total compensation, payroll taxes and other employee benefits decreased $5.3 million, or 26.1%, to $15.1 million for the three months ended March 31, 2023 compared to $20.4 million for the three months ended March 31, 2022. The decrease in compensation expense was primarily related to decreased commission expense and salaries driven by decreased loan origination volume and reduction in headcount.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended March 31,
	2023	2022
	(Dollars In Thousands, except per share amounts)

Net income	$2,155	$5,291
Earnings per share - basic	0.10	0.23
Earnings per share - diluted	0.10	0.23
Annualized return on average assets	0.43%	1.00%
Annualized return on average equity	2.35%	5.00%

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

	Three months ended March 31,
	2023			2022
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,654,942	$19,885	4.87%	$1,361,839	$13,500	4.02%
Mortgage related securities(2)	170,218	943	2.25%	138,863	602	1.76%
Debt securities, federal funds sold and short-term investments(2) (3)	115,962	1,126	3.94%	519,116	987	0.77%
Total interest-earning assets	1,941,122	21,954	4.59%	2,019,818	15,089	3.03%

Noninterest-earning assets	107,009			128,813
Total assets	$2,048,131			$2,148,631

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$68,564	14	0.08%	$69,736	14	0.08%
Money market and savings accounts	322,220	1,005	1.26%	404,413	210	0.21%
Time deposits	648,531	3,069	1.92%	610,681	555	0.37%
Total interest-bearing deposits	1,039,315	4,088	1.60%	1,084,830	779	0.29%
Borrowings	441,716	4,007	3.68%	440,252	2,387	2.20%
Total interest-bearing liabilities	1,481,031	8,095	2.22%	1,525,082	3,166	0.84%

Noninterest-bearing liabilities
Noninterest-bearing deposits	143,296			152,900
Other noninterest-bearing liabilities	51,840			41,232
Total noninterest-bearing liabilities	195,136			194,132
Total liabilities	1,676,167			1,719,214
Equity	371,964			429,417
Total liabilities and equity	$2,048,131			$2,148,631

Net interest income / Net interest rate spread (4)		13,859	2.37%		11,923	2.19%
Less: taxable equivalent adjustment		64	0.02%		59	0.01%
Net interest income, as reported		$13,795	2.35%		11,864	2.18%
Net interest-earning assets (5)	$460,091			$494,736
Net interest margin (6)			2.88%			2.38%
Tax equivalent effect			0.02%			0.01%
Net interest margin on a fully tax equivalent basis			2.90%			2.39%
Average interest-earning assets to average interest-bearing liabilities			131.07%			132.44%

__________

(1)	Interest income includes net deferred loan fee amortization income of $151,000 and $195,000 for the three months ended March 31, 2023 and 2022, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2023 and 2022. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 3.71% and 0.72% for the three months ended March 31, 2023 and 2022, respectively.

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

	Three months ended March 31,
	2023 versus 2022
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$3,221	$3,164	$6,385
Mortgage related securities(3)	153	188	341
Other earning assets(3) (4)	(32)	171	139
Total interest-earning assets	3,342	3,523	6,865

Interest expense:
Demand accounts	-	-	-
Money market and savings accounts	(34)	829	795
Time deposits	37	2,477	2,514
Total interest-bearing deposits	3	3,306	3,309
Borrowings	8	1,612	1,620
Total interest-bearing liabilities	11	4,918	4,929
Net change in net interest income	$3,331	$(1,395)	$1,936

______________

(1)	Interest income includes net deferred loan fee amortization income of $151,000 and $195,000 for the three months ended March 31, 2023 and 2022, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2023 and March 31, 2022.

Net interest income increased $1.9 million, or 16.3%, to $13.8 million during the three months ended March 31, 2023 compared to $11.9 million during the three months ended March 31, 2022.

●

Interest income on loans increased $6.4 million, or 47.3%, to $19.9 million due primarily to an 85 basis point increase in average yield on loans as interest rates continued to increase over the past year and an increase in average loan balance as loans held for investment increased. The increase in average loan balance was driven by an increase of a $326.6 million, or 27.1%, in the average balance of loans held for investment offset by a decrease of $33.5 million, or 213%, in average loans held for sale.

●

Interest expense on time deposits increased $2.5 million, or 453.0%, to $3.1 million primarily due to a 155 basis point increase in average cost of time deposits. Additionally, the average balance of time deposits increased $37.9 million compared to the prior year period.

●

Interest expense on money market, savings, and escrow accounts increased $795,000, or 378.6%, to $1.0 million due primarily to a 105 basis point increase in average cost of money market, savings, and escrow accounts as the account mix shifted towards more savings accounts. Partially offsetting the increase in average cost, the average balance decreased $82.2 million.

●

Interest expense on borrowings increased $1.6 million, or 67.9%, to $4.0 million due to a 148 basis point increase in the cost of borrowings during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as the federal funds rate increased over the past year. Additionally, the average balance increased $1.5 million to $441.7 million during the three months ended March 31, 2023, compared to $440.3 million during the three months ended March 31, 2022.

Provision for Credit Losses

There was a provision for credit losses of $460,000 for the three months ended March 31, 2023 compared to a $76,000 negative provision for credit losses for the three months ended March 31, 2022. The $460,000 provision for credit losses consisted of a $25,000 negative provision related to loans and a $485,000 provision related to unfunded commitments for the three months ended March 31, 2023. During the three months ended March 31, 2023, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.  The increase on the unfunded commitments is due to the increase in unfunded commitments balance.

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

Noninterest Income

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$430	$510	$(80)	(15.7)%
Increase in cash surrender value of life insurance	325	316	9	2.8%
Mortgage banking income	16,770	28,275	(11,505)	(40.7)%
Other	1,029	717	312	43.5%
Total noninterest income	$18,554	$29,818	$(11,264)	(37.8)%

Total noninterest income decreased $11.3 million, or 37.8%, to $18.6 million during the three months ended March 31, 2023 compared to $29.8 million during the three months ended March 31, 2022. The decrease resulted primarily from decreases in mortgage banking noninterest income and other income.

●	The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $282.4 million, or 40.4%, to $415.7 million during the three months ended March 31, 2023 compared to $698.1 million during the three months ended March 31, 2022. Gross margin on loans originated and sold decreased 5.4% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2023 and 2022" above for additional discussion of the decrease in mortgage banking income.
●	The increase in other noninterest income was due primarily to an increase in gain on sale of mortgage serving rights and in mortgage servicing fee income. During the quarter ended March 31, 2023, the Company sold mortgage servicing rights related to $318.4 million in loans serviced for third parties. The sale generated $3.5 million in net proceeds and a $601,000 gain. There were no comparable sales during the quarter ended March 31, 2022. As of March 31, 2023 and March 31, 2022, the Company maintained servicing rights related to $116.6 million and $409.6 million, respectively, in loans previously sold to third parties. Offsetting the increase from the gain on sale of mortgage servicing rights, gain from death benefit decreased as there was a gain recorded on one bank owned life insurance policy during the three months ended March 31, 2022 compared to none during the three months ended March 31, 2023.

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$20,052	$25,535	$(5,483)	(21.5)%
Occupancy, office furniture, and equipment	2,263	2,188	75	3.4%
Advertising	889	905	(16)	(1.8)%
Data processing	1,122	1,202	(80)	(6.7)%
Communications	251	340	(89)	(26.2)%
Professional fees	416	461	(45)	(9.8)%
Real estate owned	1	5	(4)	N/A
Loan processing expense	1,018	1,431	(413)	(28.9)%
Other	3,095	2,868	227	7.9%
Total noninterest expenses	$29,107	$34,935	$(5,828)	(16.7)%

Total noninterest expenses decreased $5.8 million, or 16.7%, to $29.1 million during the three months ended March 31, 2023 compared to $34.9 million during the three months ended March 31, 2022.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $5.3 million, or 26.1%, to $15.1 million during the three months ended March 31, 2023. The decrease in compensation expense was primarily related to decreased commission expense and salary expense driven by decreased loan origination volume and a reduction in headcount.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $44,000, or 0.8%, to $5.2 million during the three months ended March 31, 2023. The decrease was due primarily to a decrease in Employee Stock Ownership Plan expense as the average stock price decreased compared to the quarter ending March 31, 2022.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $19,000 to $1.2 million during the three months ended March 31, 2023, primarily resulting from decreased computer equipment expenses.
●	Occupancy, office furniture and equipment expense at the community banking segment increased $94,000 to $1.0 million during the three months ended March 31, 2023. The increase was due primarily to increased snow removal and repairs expense.
●	Advertising expense decreased $16,000, or 1.8%, to $889,000 million during the three months ended March 31, 2023. This was primarily due to advertising at the community banking segment decreasing as marketing campaigns started off slower compared to prior year. Offsetting the decrease at the community banking segment, the mortgage banking segment increased marketing to attract customers as rates are higher than in the prior year.
●

Data processing expense decreased $80,000, or 6.7%, to $1.1 million during the three months ended March 31, 2023. This was primarily due to decreases at the community banking and mortgage banking segments related to decreased spending to start the year.

●	Professional fees decreased $45,000 to $416,000 during the three months ended March 31, 2023. The decrease related to a decrease in legal and consulting fees at the mortgage banking segment. Offsetting the decreases at the mortgage banking segment, the community banking segment had an increase in audit and tax expense.
●	Loan processing expense decreased $413,000 to $1.0 million during the three months ended March 31, 2023. The decrease was primarily due to a decrease in loan applications and fundings.
●	Other noninterest expense increased $227,000, or 7.9%, to $3.1 million during the three months ended March 31, 2023. The increase at the mortgage banking segment related to an increase in provision of loan sale losses and provision for branch losses.

Income Taxes

Income tax expense totaled $627,000 for the three months ended March 31, 2023 compared to $1.5 million during the three months ended March 31, 2022. Income tax expense was recognized on the statement of income during the three months ended March 31, 2023 and March 31, 2022 at an effective rate of 22.5% of pretax income.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total Assets – Total assets increased by $82.8 million, or 4.1%, to $2.11 billion at March 31, 2023 from $2.03 billion at December 31, 2022. The increase in total assets primarily reflects an increase in loans held for investment and loans held for sale, partially offset by a decrease in other assets. The increase in total assets reflects liability increases in borrowings.

Cash and Cash Equivalents – Cash and cash equivalents increased $7.6 million, or 16.2%, to $54.2 million at March 31, 2023, compared to $46.6 million at December 31, 2022. The increase in cash and cash equivalents primarily reflects the increase of funding sources from borrowings and advance payments by borrowers for taxes.

Securities Available for Sale – Securities available for sale increased $3.9 million to $200.4 million at March 31, 2023. The increase was primarily due to the increase in fair value as longer term interest rates decreased during the year.

Loans Held for Sale - Loans held for sale increased $30.1 million to $161.3 million at March 31, 2023 due to the increase of purchase activity resulting from the usual seasonal activity seen during the spring.

Loans Receivable - Loans receivable held for investment increased $40.0 million to $1.55 billion at March 31, 2023. The increase in total loans receivable was attributable to increases in each of the one- to four-family, multi-family, commercial real estate, and commercial loan categories.

The following table shows loan originations during the periods indicated.

	For the
	Three months ended March 31,
	2023	2022
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$105,045	24,893
Multi-family	35,764	46,019
Home equity	159	1,087
Construction and land	683	3,637
Commercial real estate	22,789	39,316
Total real estate loans originated for investment	164,440	114,952
Consumer loans originated for investment	6	-
Commercial business loans originated for investment	14,994	3,504
Total loans originated for investment	$179,440	118,456

Allowance for Credit Losses - Loans - The allowance for credit losses decreased $13,000 to $17.7 million at March 31, 2023.  There was a negative provision for credit losses - loans of $25,000 for the three months ended March 31, 2023. During the three months ended March 31, 2023, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses. Additionally, net recoveries totaled $12,000 for the three months ended March 31, 2023.

Prepaid expenses and other assets – Total prepaid expenses and other assets decreased $4.7 million to $55.0 million at March 31, 2023. The decrease was primarily due to a decrease in the fair value mark on derivatives as long term interest rates decreased and mortgage servicing rights as the Company sold $2.7 million of mortgage servicing rights during the period ended March 31, 2023.

Deposits – Total deposits decreased $16.1 million to $1.18 billion at March 31, 2023.  The decrease was driven by a decrease of $25.1 million in money market and savings deposits and $24.7 million in demand deposits offset by an increase of $33.6 million in time deposits.

Borrowings – Total borrowings increased $114.9 million, or 29.7%, to $501.7 million at March 31, 2023. The community banking segment paid off $25.0 million in long-term FHLB borrowings, borrowing $115.0 million of new long-term FHLB borrowings, and $24.8 million in new short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment increased a total of $112,000 at March 31, 2023 from December 31, 2022.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $8.1 million to $13.4 million at March 31, 2023. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $19.0 million to $50.7 million at March 31, 2023. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition, and these amounts remain classified as other liabilities until settled. Additionally, other liabilities decreased due to the payment of the special dividend in the first quarter.  Additionally, the fair value mark on derivative liabilities related to the loans held for sale and the back-to-back swaps decreased with the decrease in long term interest rates.

Shareholders’ Equity – Shareholders' equity decreased $4.7 million to $365.8 million at March 31, 2023.  Shareholders' equity decreased primarily due to the declaration of dividends and the repurchase of stock. Partially offsetting the decreases, there were increases due to the net income, an increase in the fair value of the security portfolio, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2023	2022
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,389	$4,209
Over four-family	-	-
Home equity	88	98
Construction and land	-	-
Commercial real estate	-	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	4,477	4,307

Real estate owned
Construction and land	145	145
Total real estate owned	145	145
Total nonperforming assets	$4,622	$4,452

Total non-accrual loans to total loans, net	0.29%	0.29%
Total non-accrual loans to total assets	0.21%	0.21%
Total nonperforming assets to total assets	0.22%	0.22%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Three Months
	Ended March 31,
	2023	2022
	(In Thousands)

Balance at beginning of period	$4,307	$5,574
Additions	951	1,838
Transfers to real estate owned	-	-
Charge-offs	-	-
Returned to accrual status	(749)	-
Principal paydowns and other	(32)	(766)
Balance at end of period	$4,477	$6,646

Total non-accrual loans increased by $170,000, or 3.9%, to $4.5 million as of March 31, 2023 compared to $4.3 million as of December 31, 2022.  The ratio of non-accrual loans to total loans receivable was 0.29% at March 31, 2023 and at December 31, 2022.  During the three months ended March 31, 2023, $951,000 in loans were placed on non-accrual status. Offsetting this activity, $749,000 in loans returned to accrual status and $32,000 in principal payments were received during the three months ended March 31, 2023.

Of the $4.5 million in total non-accrual loans as of March 31, 2023, $2.1 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans and there were no specific reserves as of March 31, 2023.  The remaining $2.4 million of non-accrual loans were reviewed on an aggregate basis as of March 31, 2023.
.

The outstanding principal balance of our five largest non-accrual loans as of March 31, 2023 totaled $2.7 million, which represents 59.5% of total non-accrual loans as of that date.  Three of the loans was reviewed on an aggregate basis along with the other loans held for investment at the mortgage segment.

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

As of March 31, 2023 and December 31, 2022, there were no loans 90 or more days past due and still accruing interest.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At March 31,	At December 31,
	2023	2022
	(Dollars in Thousands)

Loans past due less than 90 days	$5,433	$2,578
Loans past due 90 days or more	4,437	3,683
Total loans past due	$9,870	$6,261

Total loans past due to total loans receivable	0.64%	0.41%

Past due loans increased by $3.6 million, or 57.6%, to $9.9 million at March 31, 2023 from $6.3 million at December 31, 2022.  Loans past due less than 90 days increased by $2.9 million, or 110.7%, primarily in the one- to four-family category. Loans past due 90 days or more increased by $754,000, or 20.5%, primarily in the one- to four-family loan category, during the three months ended March 31, 2023.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Three Months
	Ended March 31,
	2023	2022(1)
	(Dollars in Thousands)

Balance at beginning of period	$17,757	$15,778
Adoption of CECL (1)	-	430
Provision (credit) for credit losses - loans	(25)	81
Charge-offs:
Mortgage
One- to four-family	3	-
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	21	1
Commercial	-	-
Total charge-offs	24	1
Recoveries:
Mortgage
One- to four-family	30	28
Multi family	-	572
Home Equity	4	5
Commercial real estate	1	1
Construction and land	1	11
Consumer	-	-
Commercial	-	-
Total recoveries	36	617
Net recoveries	(12)	(616)
Allowance at end of period	$17,744	$16,905

Ratios:
Allowance for credit losses to non-accrual loans at end of period	396.34%	254.36%
Allowance for credit losses to loans receivable at end of period	1.14%	1.40%
Net recoveries to average loans outstanding (annualized)	(0.00)%	(0.21)%
Current year provision (credit) for credit losses - loans to net recoveries	208.33%	(13.15)%
Net recoveries (annualized) to beginning of the year allowance	(0.27)%	(15.83)%

(1) The Company adopted ASU 2016-13 as of January 1, 2022.

The allowance for credit losses - loans decreased $13,000 to $17.7 million at March 31, 2023 from $17.8 million at December 31, 2022.  During the three months ended March 31, 2023, there was a $25,000 negative provision for credit losses. Additionally, net recoveries totaled $12,000 for the three months ended March 31, 2023.

We had net recoveries of $12,000, or less than 0.00% of average loans annualized, for the three months ended March 31, 2023, compared to net recoveries of $616,000, or 0.21% of average loans annualized, for the three months ended March 31, 2022.

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

During the three months ended March 31, 2023, primary uses of cash and cash equivalents included: $415.7 million in funding loans held for sale, $40.0 million to fund loans held for investment, $5.7 million for purchases of mortgage related securities, $6.5 million for FHLB stock, $25.0 million for payoffs of long-term borrowings, $4.2 million for cash dividends paid, $16.1 million for decrease in deposits, and $5.8 million for purchases of our common stock.

During the three months ended March 31, 2023, primary sources of cash and cash equivalents included: $400.5 million in proceeds from the sale of loans held for sale, $115.0 million in long-term borrowings, $24.9 million in short-tern borrowings, $4.6 million in principal repayments on mortgage related securities, $1.3 million in maturities of debt securities, and $18.6 million in net income.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2023 and 2022, respectively, $54.2 million and $278.5 million of our assets were invested in cash and cash equivalents. At March 31, 2023, cash and cash equivalents were comprised of the following: $34.3 million in cash held at the Federal Reserve Bank and other depository institutions and $19.9 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, advances from the FHLB, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2023, we had $290.0 million in long term advances from the FHLB with contractual maturity dates in 2025, 2027, and 2033.  The 2025 advance has a contractual maturity date in September 2025 with a single call option in 2023. The 2027 advance has a contractual maturity date in December 2027. The 2033 advance maturities have monthly and quarterly call options starting in 2023.

At March 31, 2023, we had outstanding commitments to originate loans receivable of $86.5 million.  In addition, at March 31, 2023, we had unfunded commitments under construction loans of $67.7 million, unfunded commitments under business lines of credit of $17.1 million and unfunded commitments under home equity lines of credit and standby letters of credit of $11.8 million.  At March 31, 2023, certificates of deposit scheduled to mature in one year or less totaled $498.3 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At March 31, 2023, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $52.1 million.

Capital

Shareholders' equity decreased $4.7 million to $365.8 million at March 31, 2023.  Shareholders' equity decreased primarily due to the declaration of dividends and the repurchase of stock. Partially offsetting the decreases, there were increases due to the net income, an increase in the fair value of the security portfolio, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.

The Company's Board of Directors authorized a stock repurchase program in the fourth quarter of 2021. As of March 31, 2023, the Company has 393,000 shares remaining in the plan.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At March 31, 2023, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended March 31, 2023, we repaid $25.0 million in FHLB long-term debt, borrowed $115.0 million of FHLB long-term debt, and borrowed $24.8 million of additional short-term debt. During the three months ended March 31, 2022, we repaid $155.0 million in FHLB long-term debt.

See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining maturities of our FHLB long-term debt.

Our commitments, contingent liabilities, and off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2023 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of March 31, 2023
Dollar Change	$(5,101)	(3,735)	(2,053)	162
Percentage Change	(10.81)%	(7.91)	(4.35)	0.34

At March 31, 2023, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 2.37% while a 100 basis point decrease in rates had the effect of increasing net interest income by 0.52%.

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

Item 1A. Risk Factors

Other than the risk factors set forth below, there have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system. The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank, and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional and community banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional and community banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional and community banks and the banking system more broadly.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations. The Company also anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the first quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
January 1, 2023 - January 31, 2023	10,000	$16.21	10,000	755,972
February 1, 2023 - February 28, 2023	131,589	16.17	131,589	624,383
March 1, 2023 - March 31, 2023	231,604	15.12	231,604	392,779
Total	373,193	$15.52	373,193	392,779

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 2, 2023
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: May 2, 2023
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer