Form 10-Q
period 2023-06-30
Waterstone Financial, Inc.
filed 2023-08-02
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 21,297,620 at August 1, 2023.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2023	December 31, 2022
	(Dollars In Thousands, except share and per share data)
Assets
Cash	$53,364	$33,700
Federal funds sold	7,563	10,683
Interest-earning deposits in other financial institutions and other short term investments	263	2,259
Cash and cash equivalents	61,190	46,642
Securities available for sale, at fair value (cost: 2023—$221,824; 2022—$222,665)	195,011	196,588
Loans held for sale, at fair value	203,268	131,188
Loans receivable	1,614,684	1,510,178
Less: Allowance for credit losses ("ACL") - loans	18,374	17,757
Loans receivable, net	1,596,310	1,492,421

Office properties and equipment, net	20,335	21,105
Federal Home Loan Bank stock, at cost	26,798	17,357
Cash surrender value of life insurance	67,188	66,443
Real estate owned, net	145	145
Prepaid expenses and other assets	59,580	59,783
Total assets	$2,229,825	$2,031,672

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$197,102	$230,596
Money market and savings deposits	280,758	326,145
Time deposits	709,108	642,271
Total deposits	1,186,968	1,199,012

Borrowings	614,877	386,784
Advance payments by borrowers for taxes	20,610	5,334
Other liabilities	51,607	70,056
Total liabilities	1,874,062	1,661,186
Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares at June 30, 2023 and at December 31, 2022, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at June 30, 2023 and at December 31, 2022, Issued and Outstanding - 21,375,876 at June 30, 2023 and 22,174,225 at December 31, 2022	214	222
Additional paid-in capital	116,611	128,550
Retained earnings	272,229	274,246
Unearned ESOP shares	(12,463)	(13,056)
Accumulated other comprehensive loss, net of taxes	(20,828)	(19,476)
Total shareholders’ equity	355,763	370,486
Total liabilities and shareholders’ equity	$2,229,825	$2,031,672

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In Thousands, except per share amounts)

Interest income:
Loans	$22,150	$14,546	$42,035	$28,046
Mortgage-related securities	969	821	1,912	1,423
Debt securities, federal funds sold and short-term investments	1,128	1,049	2,190	1,977
Total interest income	24,247	16,416	46,137	31,446
Interest expense:
Deposits	5,955	751	10,043	1,530
Borrowings	5,617	1,584	9,624	3,971
Total interest expense	11,572	2,335	19,667	5,501
Net interest income	12,675	14,081	26,470	25,945
Provision (credit) for credit losses	186	48	646	(28)
Net interest income after provision (credit) for credit losses	12,489	14,033	25,824	25,973
Noninterest income:
Service charges on loans and deposits	611	666	1,041	1,176
Increase in cash surrender value of life insurance	714	724	1,039	1,040
Mortgage banking income	21,914	29,410	38,684	57,685
Other	286	438	1,315	1,155
Total noninterest income	23,525	31,238	42,079	61,056
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	22,395	25,793	42,447	51,328
Occupancy, office furniture, and equipment	2,046	2,056	4,309	4,244
Advertising	944	962	1,833	1,867
Data processing	1,090	1,144	2,212	2,346
Communications	225	258	476	598
Professional fees	618	349	1,034	810
Real estate owned	1	-	2	5
Loan processing expense	932	1,134	1,950	2,565
Other	2,671	3,354	5,766	6,221
Total noninterest expenses	30,922	35,050	60,029	69,984
Income before income taxes	5,092	10,221	7,874	17,045
Income tax expense	1,085	2,231	1,712	3,763
Net income	$4,007	$7,990	$6,162	$13,282
Income per share:
Basic	$0.20	$0.36	$0.30	$0.59
Diluted	$0.20	$0.36	$0.30	$0.58
Weighted average shares outstanding:
Basic	20,384	22,126	20,635	22,626
Diluted	20,431	22,229	20,702	22,768

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Net income	$4,007	$7,990	$6,162	$13,282

Other comprehensive loss, net of tax:
Net unrealized holding loss on available for sale securities:
Net unrealized holding loss arising during the period, net of tax (expense) benefit of $(174), $2,266, $616, and $4,888 respectively	(3,459)	(6,051)	(1,352)	(13,053)
Total other comprehensive loss	(3,459)	(6,051)	(1,352)	(13,053)
Comprehensive income	$548	$1,939	$4,810	$229

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the six months ended June 30, 2022
Balances at December 31, 2021	24,795	$248	$174,505	$273,398	$(14,243)	$(1,135)	$432,773

Comprehensive loss:
Net income	-	-	-	13,282	-	-	13,282
Other comprehensive loss	-	-	-	-	-	(13,053)	(13,053)
Total comprehensive income							229

Adoption of new accounting pronouncement (see Note 1)	-	-	-	(1,392)	-	-	(1,392)
ESOP shares committed to be released to plan participants	-	-	391	-	593	-	984
Cash dividend, $0.40 per share	-	-	-	(8,844)	-	-	(8,844)
Proceeds from stock option exercises	38	-	246	-	-	-	246
Stock compensation expense	-	-	330	-	-	-	330
Purchase of common stock returned to authorized but unissued	(2,099)	(21)	(37,925)	-	-	-	(37,946)
Balances at June 30, 2022	22,734	$227	$137,547	$276,444	$(13,650)	$(14,188)	$386,380

	(In Thousands, except per share amounts)
For the six months ended June 30, 2023
Balances at December 31, 2022	22,174	$222	$128,550	$274,246	$(13,056)	$(19,476)	$370,486

Comprehensive income:
Net income	-	-	-	6,162	-	-	6,162
Other comprehensive loss	-	-	-	-	-	(1,352)	(1,352)
Total comprehensive income							4,810

ESOP shares committed to be released to plan participants	-	-	209	-	593	-	802
Cash dividend, $0.40 per share	-	-	-	(8,179)	-	-	(8,179)
Stock Compensation Activity, net of tax	86	1	818	-	-	-	819
Stock compensation expense	-	-	188	-	-	-	188
Purchase of common stock returned to authorized but unissued	(884)	(9)	(13,154)	-	-	-	(13,163)
Balances at June 30, 2023	21,376	$214	$116,611	$272,229	$(12,463)	$(20,828)	$355,763

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the three months ended June 30, 2022
Balances at March 31, 2022	24,147	$241	$161,354	$272,740	$(13,946)	$(8,137)	$412,252

Comprehensive income:
Net income	-	-	-	7,990	-	-	7,990
Other comprehensive loss	-	-	-	-	-	(6,051)	(6,051)
Total comprehensive income							1,939

ESOP shares committed to be released to Plan participants	-	-	155	-	296	-	451
Cash dividend, $0.20 per share	-	-	-	(4,286)	-	-	(4,286)
Stock compensation activity, net of tax	5	-	55	-	-	-	55
Stock compensation expense	-	-	160	-	-	-	160
Purchase of common stock returned to authorized but unissued	(1,418)	(14)	(24,177)	-	-	-	(24,191)
Balances at June 30, 2022	22,734	$227	$137,547	$276,444	$(13,650)	$(14,188)	$386,380

	(In Thousands, except per share amounts)
For the three months ended June 30, 2023
Balances at March 31, 2023	21,867	$219	$123,448	$272,268	$(12,759)	$(17,369)	$365,807
Comprehensive income:
Net income	-	-	-	4,007	-	-	4,007
Other comprehensive loss	-	-	-	-	-	(3,459)	(3,459)
Total comprehensive income	-	-	-	-	-	-	548

ESOP shares committed to be released to Plan participants	-	-	80	-	296	-	376
Cash dividend, $0.20 per share	-	-	-	(4,046)	-	-	(4,046)
Stock compensation activity, net of tax	20	-	318	-	-	-	318
Stock compensation expense	-	-	82	-	-	-	82
Purchase of common stock returned to authorized but unissued	(511)	(5)	(7,317)	-	-	-	(7,322)
Balances at June 30, 2023	21,376	$214	$116,611	$272,229	$(12,463)	$(20,828)	$355,763

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2023	2022
	(In Thousands)

Operating activities:
Net income	$6,162	13,282
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision (credit) for credit losses	646	(28)
Depreciation, amortization, accretion	1,553	2,071
Deferred taxes	(901)	(251)
Stock based compensation	188	330
Origination of mortgage servicing rights	(759)	(1,521)
Proceeds on sales of mortgage servicing rights	3,530	-
Gain on sale of mortgage servicing rights	(583)	-
Gain on sale of loans held for sale	(35,753)	(40,977)
Loans originated for sale	(977,832)	(1,445,824)
Proceeds on sales of loans originated for sale	941,505	1,592,837
Gain on death benefit on bank owned life insurance	-	(340)
Increase in accrued interest receivable	(921)	(355)
Increase in cash surrender value of life insurance	(1,039)	(1,040)
Decrease (increase) in derivative assets	(664)	1,528
Increase (decrease) in accrued interest on deposits and borrowings	1,055	(368)
Increase in accrued tax expense	731	605
(Decrease) increase in derivative liabilities	(2,834)	2,985
Change in other assets and other liabilities, net	(5,547)	(4,771)
Net cash (used in) provided by operating activities	(71,463)	118,163

Investing activities:
Net increase in loans receivable	(104,506)	(70,052)
Purchases of:
Debt securities	(1,038)	-
Mortgage related securities	(11,168)	(68,157)
Bank owned life insurance	(180)	(180)
FHLB stock	(9,441)	-
Premises and equipment	(156)	(450)
Proceeds from:
Principal repayments on mortgage-related securities	10,276	17,382
Maturities of debt securities	2,990	11,385
Sales of FHLB Stock	-	8,137
Death benefit on bank owned life insurance	474	1,183
Net cash used in investing activities	(112,749)	(100,752)

Financing activities:
Net decrease in deposits	(12,044)	(20,156)
Net change in short-term borrowings	233,093	(1,027)
Repayment of long-term debt	(120,000)	(195,000)
Proceeds from long-term debt	115,000	-
Net change in advance payments by borrowers for taxes	3,375	3,714
Cash dividends on common stock	(8,320)	(21,771)
Purchase of common stock returned to authorized but unissued	(13,163)	(37,946)
Proceeds from stock option exercises	819	246
Net cash provided by (used in) financing activities	198,760	(271,940)
Increase (decrease) in cash and cash equivalents	14,548	(254,529)
Cash and cash equivalents at beginning of period	46,642	376,722
Cash and cash equivalents at end of period	$61,190	$122,193

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$1,883	$3,000
Interest payments	12,627	5,133
Noncash activities:
Dividends declared but not paid in other liabilities	4,370	4,597

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2022 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023  or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three and six months ended June 30, 2023 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	June 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$13,442	$1	$(1,631)	$11,812
Collateralized mortgage obligations:
Government sponsored enterprise issued	148,889	-	(21,879)	127,010
Private-label issued	8,631	-	(942)	7,689
Mortgage-related securities	170,962	1	(24,452)	146,511

Government sponsored enterprise bonds	2,500	-	(221)	2,279
Municipal securities	35,774	418	(1,144)	35,048
Other debt securities	12,500	-	(1,415)	11,085
Debt securities	50,774	418	(2,780)	48,412
Other securities	88	-	-	88
Total	$221,824	$419	$(27,232)	$195,011

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$15,134	$4	$(1,824)	$13,314
Collateralized mortgage obligations
Government sponsored enterprise issued	145,740	-	(20,975)	124,765
Private-label issued	9,041	-	(935)	8,106
Mortgage related securities	169,915	4	(23,734)	146,185

Government sponsored enterprise bonds	2,500	-	(244)	2,256
Municipal securities	37,699	428	(1,193)	36,934
Other debt securities	12,500	-	(1,338)	11,162
Debt securities	52,699	428	(2,775)	50,352
Other securities	51	-	-	51
Total	$222,665	$432	$(26,509)	$196,588

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At June 30, 2023, $216,000 of the Company’s mortgage related securities were pledged as collateral to secure mortgage banking related activities. At December 31, 2022, $259,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2023 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$5,107	$5,079
Due after one year through five years	13,883	13,723
Due after five years through ten years	19,137	17,810
Due after ten years	12,647	11,800
Mortgage-related securities	170,962	146,511
Other securities	88	88
Total	$221,824	$195,011

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$849	$29	$10,855	$1,602	$11,704	$1,631
Collateralized mortgage obligations:
Government sponsored enterprise issued	21,134	685	105,876	21,194	127,010	21,879
Private-label issued	-	-	6,644	942	6,644	942
Government sponsored enterprise bonds	-	-	2,279	221	2,279	221
Municipal securities	14,130	151	4,097	993	18,227	1,144
Other debt securities	-	-	11,085	1,415	11,085	1,415
Total	$36,113	$865	$140,836	$26,367	$176,949	$27,232

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$8,383	$655	$4,573	$1,169	$12,956	$1,824
Collateralized mortgage obligations:
Government sponsored enterprise issued	65,270	6,400	59,495	14,575	124,765	20,975
Private-label issued	7,012	935	-	-	7,012	935
Government sponsored enterprise bonds	2,256	244	-	-	2,256	244
Municipal securities	18,648	192	4,095	1,001	22,743	1,193
Other debt securities	2,362	138	8,800	1,200	11,162	1,338
Total	$103,931	$8,564	$76,963	$17,945	$180,894	$26,509

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 175 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2023 and December 31, 2022, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three and six months ended June 30, 2023 and June 30, 2022, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	December 31, 2022
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$543,720	$469,567
Multi-family	702,859	677,981
Home equity	11,663	11,455
Construction and land	48,794	62,494
Commercial real estate	271,240	262,973
Consumer	814	774
Commercial loans	35,594	24,934
Total	$1,614,684	$1,510,178

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

Qualifying loans receivable totaling $1.19 billion and $976.7 million at June 30, 2023 and December 31, 2022, respectively, were pledged as collateral against $595.5 million and $385.7 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at June 30, 2023 and December 31, 2022.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $3.1 million as of June 30, 2023 and $2.8 million as of December 31, 2022.  None of these loans were past due or considered impaired as of June 30, 2023 or December 31, 2022.

An analysis of past due loans receivable as of June 30, 2023 and December 31, 2022 follows:

	As of June 30, 2023
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$3,820	$-	$4,075	$7,895	$535,825	$543,720
Multi-family	-	-	-	-	702,859	702,859
Home equity	-	-	38	38	11,625	11,663
Construction and land	-	-	-	-	48,794	48,794
Commercial real estate	-	94	-	94	271,146	271,240
Consumer	-	-	-	-	814	814
Commercial loans	-	-	2	2	35,592	35,594
Total	$3,820	$94	$4,115	$8,029	$1,606,655	$1,614,684

	As of December 31, 2022
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,328	$-	$3,618	$5,946	$463,621	$469,567
Multi-family	-	-	-	-	677,981	677,981
Home equity	14	-	65	79	11,376	11,455
Construction and land	-	-	-	-	62,494	62,494
Commercial real estate	-	233	-	233	262,740	262,973
Consumer	-	-	-	-	774	774
Commercial loans	3	-	-	3	24,931	24,934
Total	$2,345	$233	$3,683	$6,261	$1,503,917	$1,510,178

(1)   Includes $32,000 and $- at June 30, 2023 and December 31, 2022, respectively, which are on non-accrual status.

(2)   Includes $- and $- at  June 30, 2023 and December 31, 2022, respectively, which are on non-accrual status.

(3)   Includes $- and $624,000 at  June 30, 2023 and December 31, 2022, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023 and the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2022:

	One- to Four-Family	Multi-Family	Home Equity	Land and Construction	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Six months ended June 30, 2023
Balance at beginning of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757
Provision (credit) for credit losses - loans	1,776	(553)	(9)	(294)	(600)	32	271	623
Charge-offs	(29)	-	-	-	-	(26)	-	(55)
Recoveries	39	3	4	2	1	-	-	49
Balance at end of period	$6,529	$7,425	$169	$1,060	$2,600	$53	$538	$18,374

Six months ended June 30, 2022
Balance at beginning of period	$3,963	$5,398	$89	$1,386	$4,482	$33	$427	$15,778
Adoption of CECL	88	100	58	886	(640)	7	(69)	$430
Provision (credit) for loan losses	600	1,167	6	(584)	(694)	7	(162)	$340
Charge-offs	(65)	-	-	-	-	(5)	-	$(70)
Recoveries	43	726	10	2	12	-	-	$793
Balance at end of period	$4,629	$7,391	$163	$1,690	$3,160	$42	$196	$17,271

	One to-Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended June 30, 2023
Balance at beginning of period	$5,786	$7,848	$178	$858	$2,678	$52	$344	$17,744
Adoption of CECL	-	-	-	-	-	-	-
Provision (credit) for credit losses - loans	760	(426)	(9)	201	(78)	6	194	648
Charge-offs	(26)	-	-	-	-	(5)	-	(31)
Recoveries	9	3	-	1	-	-	-	13
Balance at end of period	$6,529	$7,425	$169	$1,060	$2,600	$53	$538	$18,374

Three months ended June 30, 2022
Balance at beginning of period	$4,415	$6,562	$185	$1,831	$3,631	$41	$240	$16,905
Provision for loan losses	264	675	(27)	(142)	(472)	5	(44)	259
Charge-offs	(65)	-	-	-	-	(4)	-	(69)
Recoveries	15	154	5	1	1	-	-	176
Balance at end of period	$4,629	$7,391	$163	$1,690	$3,160	$42	$196	$17,271

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments at June 30, 2023 and December 31, 2022 was $1.4 million and $1.3 million.

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

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In Thousands)
Provision (credit) for credit losses on:
Loans	$648	$259	$623	$340
Unfunded commitments	(462)	(211)	23	(368)
Investment securities	-	-	-	-
Total	$186	$48	$646	$(28)

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

The following tables present collateral dependent loans by portfolio segment and collateral type as of June 30, 2023 and  December 31, 2022:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	6,529	7,425	169	1,060	2,600	53	538	18,374
Allowance at end of period	$6,529	$7,425	$169	$1,060	$2,600	$53	$538	$18,374

Collateral dependent loans	$2,057	$-	$38	$-	$5,748	$-	$2	$7,845
Pooled loans	541,663	702,859	11,625	48,794	265,492	814	35,592	1,606,839
Total gross loans	$543,720	$702,859	$11,663	$48,794	$271,240	$814	$35,594	$1,614,684

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	4,743	7,975	174	1,352	3,199	47	267	17,757
Allowance at end of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757

Collateral dependent loans	$2,584	$-	$40	$-	$5,455	$-	$-	$8,079
Pooled loans	466,983	677,981	11,415	62,494	257,518	774	24,934	1,502,099
Total gross loans	$469,567	$677,981	$11,455	$62,494	$262,973	$774	$24,934	$1,510,178

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of June 30, 2023 and December 31, 2022:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At June 30, 2023
Substandard	$4,107	$-	$38	$-	$5,748	$-	$1,559	$11,452
Watch	8,645	383	144	-	1,202	-	-	10,374
Pass	530,968	702,476	11,481	48,794	264,290	814	34,035	1,592,858
	$543,720	$702,859	$11,663	$48,794	$271,240	$814	$35,594	$1,614,684

At December 31, 2022
Substandard	$4,209	$-	$98	$-	$5,454	$-	$61	$9,822
Watch	5,696	192	96	2,227	5,203	-	2,023	15,437
Pass	459,662	677,789	11,261	60,267	252,316	774	22,850	1,484,919
	$469,567	$677,981	$11,455	$62,494	$262,973	$774	$24,934	$1,510,178

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of June 30, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$164,348	$174,210	$49,429	$35,536	$20,639	$85,847	$959	$530,968
Watch	7,222	-	-	602	-	821	-	8,645
Substandard	1,420	-	-	-	-	2,687	-	4,107
Total	172,990	174,210	49,429	36,138	20,639	89,355	959	543,720

Multi-family
Pass	54,136	243,893	146,330	134,132	41,036	81,490	1,459	$702,476
Watch	-	-	-	-	-	383	-	383
Substandard	-	-	-	-	-	-	-	-
Total	54,136	243,893	146,330	134,132	41,036	81,873	1,459	702,859

Home equity
Pass	388	297	79	262	90	508	9,857	$11,481
Watch	-	-	88	-	-	-	56	144
Substandard	-	20	18	-	-	-	-	38
Total	388	317	185	262	90	508	9,913	11,663

Construction and land
Pass	11,393	1,692	24,638	2,185	8,682	204	-	$48,794
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	11,393	1,692	24,638	2,185	8,682	204	-	48,794

Commercial Real Estate
Pass	38,623	79,398	52,549	37,283	20,491	34,706	1,240	$264,290
Watch	-	1,060	-	-	142	-	-	1,202
Substandard	5,654	-	-	94	-	-	-	5,748
Total	44,277	80,458	52,549	37,377	20,633	34,706	1,240	271,240

Consumer
Pass	-	-	-	-	-	-	814	$814
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	814	814

Commercial
Pass	15,289	1,918	1,067	2,928	130	6,547	6,156	$34,035
Watch	-	-	-	-	-	-	-	-
Substandard	-	90	-	-	25	-	1,444	1,559
Total	15,289	2,008	1,067	2,928	155	6,547	7,600	35,594

Total Loans	$298,473	$502,578	$274,198	$213,022	$91,235	$213,193	$21,985	$1,614,684

Gross charge-offs	$29	$-	$-	$-	$-	$-	$26	$55

The following table presents total loans by risk categories and year of origination as of December 31, 2022:

	2022	2021	2020	2019	2018	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$246,437	$55,494	$37,438	$21,813	$20,580	$76,568	$1,332	$459,662
Watch	4,823	-	-	-	-	873	-	5,696
Substandard	218	1,255	519	-	-	2,217	-	4,209
Total	251,478	56,749	37,957	21,813	20,580	79,658	1,332	469,567

Multi-family
Pass	255,100	144,731	139,386	44,221	22,689	70,905	757	677,789
Watch	-	-	-	-	-	192	-	192
Substandard	-	-	-	-	-	-	-	-
Total	255,100	144,731	139,386	44,221	22,689	71,097	757	677,981

Home equity
Pass	290	81	865	104	174	82	9,665	11,261
Watch	-	96	-	-	-	-	-	96
Substandard	22	18	-	-	-	-	58	98
Total	312	195	865	104	174	82	9,723	11,455

Construction and land
Pass	2,958	49,092	2,308	5,690	123	96	-	60,267
Watch	-	-	-	2,227	-	-	-	2,227
Substandard	-	-	-	-	-	-	-	-
Total	2,958	49,092	2,308	7,917	123	96	-	62,494

Commercial Real Estate
Pass	87,971	53,788	39,015	24,795	21,467	24,595	685	252,316
Watch	1,616	-	95	2,226	1,266	-	-	5,203
Substandard	-	-	-	-	5,454	-	-	5,454
Total	89,587	53,788	39,110	27,021	28,187	24,595	685	262,973

Consumer
Pass	19	-	-	-	-	-	755	774
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	19	-	-	-	-	-	755	774

Commercial
Pass	9,385	1,228	1,256	240	936	5,622	4,183	22,850
Watch	-	-	1,928	-	-	92	3	2,023
Substandard	61	-	-	-	-	-	-	61
Total	9,446	1,228	3,184	240	936	5,714	4,186	24,934

Total Loans	$608,900	$305,783	$222,810	$101,316	$72,689	$181,242	$17,438	$1,510,178

The following presents data on restructurings of financing receivables whose borrowers are experiencing financial difficulty:

	As of June 30, 2023
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$332	1	$332	1
	$-	-	$332	1	$332	1

The following presents data on troubled debt restructurings:

	As of December 31, 2022
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$936	4	$936	4
	$-	-	$936	4	$936	4

The following presents restructurings of financing receivables whose borrowers are experiencing financial difficulty by concession type:

	As of June 30, 2023
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$332	1	$-	-	$332	1
	$332	1	$-	-	$332	1

The following presents troubled debt restructurings by concession type:

	As of December 31, 2022
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$399	2	$-	-	$399	2
Interest reduction	18	1	-	-	18	1
Principal forbearance	519	1	-	-	519	1
	$936	4	$-	-	$936	4

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty during the three or six months ended June 30, 2023. There were no loans modified as troubled debt restructurings during the three months ended June 30, 2022. There were two one-to four-family loans modified as troubled debt restructurings with a total loan balance of $424,000 during the six months ended  June 30, 2022.

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the three or six months ended June 30, 2023 or  June 30, 2022.

The following table presents data on non-accrual loans as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,107	$4,209
Multi-family	-	-
Home equity	38	98
Construction and land	-	-
Commercial real estate	-	-
Commercial	2	-
Consumer	-	-
Total non-accrual loans	$4,147	$4,307
Total non-accrual loans to total loans receivable	0.26%	0.29%
Total non-accrual loans to total assets	0.19%	0.21%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $601,000 and $795,000  at June 30, 2023 and  December 31, 2022, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Six months ended June 30,
	2023	2022
	(In Thousands)
Mortgage servicing rights at beginning of the period	$3,445	$1,555
Additions	759	1,521
Amortization	(123)	(248)
Sales	(2,767)	-
Mortgage servicing rights at end of the period	1,314	2,828
Valuation allowance recovered during the period	-	7
Mortgage servicing rights at end of the period, net	$1,314	$2,835

During the six months ended June 30, 2023, $977.8 million in residential loans were originated for sale on a consolidated basis generating mortgage banking income of $38.7 million. During the same period in the prior year, sales of loans held for sale totaled $1.45 billion, generating mortgage banking income of $57.7 million. The unpaid principal balance of loans serviced for others was $156.3 million and $409.6 million at June 30, 2023 and December 31, 2022, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $1.7 million at June 30, 2023 and $5.0 million at  December 31, 2022, respectively.

During the six months ended June 30, 2023 the Company sold mortgage servicing rights related to $318.4 million in loans receivable with a book value of $2.9 million for $3.5 million resulting in a gain on sale of $583,000. During the three months ended June 30, 2023, there were no sales of mortgage servicing rights. During the three and six months ended  June 30, 2022, there were no sales of mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ending December 31:
2023	$111
2024	219
2025	179
2026	165
2027	146
Thereafter	494
Total	$1,314

Note 5 — Deposits

At June 30, 2023 and December 31, 2022, the aggregate balance of uninsured time deposits of $250,000 or more was $122.8 million and $115.5 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at June 30, 2023 is as follows:

(In Thousands)

Within one year	$603,931
More than one to two years	101,241
More than two to three years	2,533
More than three to four years	750
More than four through five years	653
$709,108

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Bank. Such deposits amounted to $7.6 million and $9.2 million at June 30, 2023 and December 31, 2022, respectively.

Note 6 — Borrowings

Borrowings consist of the following:

	June 30, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Short term:
Repurchase agreements	$19,377	8.45%	$1,084	7.21%
Federal Home Loan Bank, Chicago advances	400,500	5.18%	185,700	4.26%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2025	125,000	3.83%	125,000	3.83%
2027	50,000	1.73%	50,000	1.73%
2032	-	0.00%	25,000	2.35%
2033	20,000	2.38%	-	0.00%
	$614,877	4.64%	$386,784	3.68%

The short-term repurchase agreement represents the outstanding portion of a total $50.0 million commitment with one unrelated bank as of June 30, 2023.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $19.4 million balance at June 30, 2023 and a $1.1 million balance at December 31, 2022.

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

The $400.5 million FHLB short-term advances consist of a $51.0 million advance with a fixed rate of 5.21% and a maturity date of  July 3, 2023, a $15.0 million advance with a fixed rate of 5.19% and a maturity date of July 5, 2023, a $41.0 million advance with a fixed rate of 5.17% and a maturity date of July 12, 2023, a $42.0 million advance with a fixed rate of 5.17% and a maturity date of July 13, 2023, a $30.0 million advance with a fixed rate of 5.25% and a maturity date of July 14, 2023, a $7.0 million advance with a fixed rate of 5.11% and a maturity date of July 18, 2023, a $43.0 million advance with a fixed rate of 5.22% and a maturity date of July 19, 2023, a $25.0 million advance with a fixed rate of 5.21% and a maturity date of July 20, 2023, a $45.0 million advance with a fixed rate of 5.21% and a maturity date of July 24, 2023, a $20.0 million advance with a fixed rate of 5.19% and a maturity date of July 24, 2023, a $16.5 million advance with a fixed rate of 5.12% and a maturity date of July 26, 2023, a $44.5 million advance with a fixed rate of 5.12% and a maturity date of July 26, 2023, and a $20.5 million advance with a fixed rate of 5.11% and a maturity date of July 27, 2023.

The $125.0 million in advances due in 2025 consists of one $50.0 million advance with a fixed rate of 3.50% and a single call option in  September 2023, one $25.0 million advance with a fixed rate of 4.09% and a quarterly call option starting in  November 2023, one $25.0 million advance with a fixed rate of 4.25% and a quarterly call option starting in  November 2023, and one $25.0 million advance with a fixed rate of 3.82% and a quarterly call option available to be exercised.

The $50.0 million advance due in 2027 has a fixed rate of 1.73% and has a contractual maturity date in  December 2027.

The $20.0 million in advances due in 2033 consists of one $20.0 million advance with a fixed rate of 2.38% and a quarterly call option available to be exercised.

At June 30, 2023, the Company had approximately $184.7 million in unused borrowing capacity at the FHLB.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 78% of the carrying value of unencumbered one- to four-family mortgage loans, 73% of the carrying value of multi-family loans and 63% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $26.8 million at June 30, 2023 and $17.4 million at  December 31, 2022, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of June 30, 2023, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of June 30, 2023 and December 31, 2022 are presented in the tables below:

	June 30, 2023
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$395,715	22.43%	$141,140	8.00%	$185,240	10.50%	N/A	N/A
Waterstone Bank	356,550	20.18%	141,350	8.00%	185,520	10.50%	176,685	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	375,980	21.31%	105,860	6.00%	149,970	8.50%	N/A	N/A
Waterstone Bank	336,815	19.06%	106,030	6.00%	150,210	8.50%	141,370	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	375,980	21.31%	79,400	4.50%	123,500	7.00%	N/A	N/A
Waterstone Bank	336,815	19.06%	79,520	4.50%	123,700	7.00%	114,863	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	375,980	17.39%	86,480	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	336,815	15.58%	86,470	4.00%	N/A	N/A	108,092	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	336,815	15.13%	133,570	6.00%	N/A	N/A	N/A	N/A

	December 31, 2022
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$407,099	24.36%	$133,709	8.00%	$175,493	10.50%	N/A	N/A
Waterstone Bank	359,623	21.52%	133,690	8.00%	175,468	10.50%	167,112	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	389,342	23.29%	100,281	6.00%	142,065	8.50%	N/A	N/A
Waterstone Bank	341,866	20.46%	100,267	6.00%	142,045	8.50%	133,690	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	389,342	23.29%	75,211	4.50%	116,995	7.00%	N/A	N/A
Waterstone Bank	341,866	20.46%	75,200	4.50%	116,978	7.00%	108,623	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	389,342	19.45%	80,080	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	341,866	17.08%	80,080	4.00%	N/A	N/A	100,100	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	341,866	16.87%	121,624	6.00%	N/A	N/A	N/A	N/A

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

	June 30, 2023	December 31, 2022
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$44,718	$61,223
Commitments to extend credit under home equity lines of credit (2)	10,136	9,550
Unused portion of construction loans (3)	61,250	48,530
Unused portion of business lines of credit	8,661	17,356
Standby letters of credit	713	1,516

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of  June 30, 2023 and  December 31, 2022. Please see Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $2.0 million as of June 30, 2023 and December 31, 2022.

In the normal course of business, the Company, or its subsidiaries, are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Note 9 – Derivative Financial Instruments

Mortgage Banking Derivatives

In connection with its mortgage banking activities, the Company enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates.   Mortgage banking derivatives include interest rate lock commitments provided to customers to fund mortgage loans to be sold in the secondary market and forward commitments for the future delivery of such loans.  It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale.  The Company’s mortgage banking derivatives have not been designated as being a hedge relationship.  These instruments are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of ASC Topic 815.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company does not use derivatives for speculative purposes.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

June 30, 2023
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$379.3	Other assets	$2.7	Other liabilities	$1.0
Interest rate locks	236.5	Other assets	0.8	Other liabilities	-
Interest rate swaps	89.4	Other assets	14.0	Other liabilities	14.0

December 31, 2022
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$296.0	Other assets	$1.9	Other liabilities	$3.6
Interest rate locks	203.1	Other assets	0.7	Other liabilities	-
Interest rate swaps	90.5	Other assets	14.2	Other liabilities	14.2

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

Interest Rate Swaps

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of June 30, 2023 and December 31, 2022, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of June 30, 2023 and December 31, 2022.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at June 30, 2023 and at December 31, 2022.

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

There were 194,000 and 186,000 antidilutive shares of common stock for the three months ended June 30, 2023 and 2022, respectively. There were 181,000 and 112,000 antidilutive shares of common stock for the six months ended  June 30, 2023 and 2022, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In Thousands, except per share amounts)

Net income	$4,007	$7,990	$6,162	$13,282

Weighted average shares outstanding	20,384	22,126	20,635	22,626
Effect of dilutive potential common shares	47	103	67	142
Diluted weighted average shares outstanding	$20,431	$22,229	$20,702	$22,768

Basic earnings per share	$0.20	$0.36	$0.30	$0.59
Diluted earnings per share	$0.20	$0.36	$0.30	$0.58

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

The following table presents information about our assets recorded in the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	June 30, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$11,812	$-	$11,812	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	127,010	-	127,010	-
Private-label issued	7,689	-	7,689	-
Government sponsored enterprise bonds	2,279	-	2,279	-
Municipal securities	35,048	-	35,048	-
Other debt securities	11,085	-	11,085	-
Other securities	88	-	88	-
Loans held for sale	203,268	-	203,268	-
Mortgage banking derivative assets	3,513	-	-	3,513
Interest rate swap assets	13,997	-	13,997	-
Liabilities
Mortgage banking derivative liabilities	1,009	-	-	1,009
Interest rate swap liabilities	13,997	-	13,997	-

		Fair Value Measurements Using

	December 31, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$13,314	$-	$13,314	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	124,765	-	124,765	-
Private-label issued	8,106	-	8,106	-
Government sponsored enterprise bonds	2,256	-	2,256	-
Municipal securities	36,934	-	36,934	-
Other debt securities	11,162	-	11,162	-
Other securities	51	-	51	-
Loans held for sale	131,188	-	131,188	-
Mortgage banking derivative assets	2,619	-	-	2,619
Interest rate swap assets	14,226	-	14,226	-
Liabilities
Mortgage banking derivative liabilities	3,613	-	-	3,613
Interest rate swap liabilities	14,226	-	14,226	-

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$79	$5,573	$(994)	$4,369
Mortgage derivative gain (loss), net	2,425	(5,716)	3,498	(4,512)
Mortgage derivative, net balance at the end of the period	$2,504	$(143)	$2,504	$(143)

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about assets recorded in the consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$145	$-	$-	$145

		Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$145	$-	$-	$145

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2023 and  December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	June 30,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2023	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$2,504	Pricing models	Pull through rate	4.9%	99.7%	89.5%
Real estate owned	145	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%

	December 31,
	2022
Mortgage banking derivatives	$(994)	Pricing models	Pull through rate	20.6%	100.0%	89.2%
Real estate owned	145	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	June 30, 2023					December 31, 2022
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$61,190	$61,190	$61,190	$-	$-	$46,642	$46,642	$46,642	$-	$-
Loans receivable	1,614,684	1,442,985	-	-	1,442,985	1,510,178	1,403,429	-	-	1,403,429
FHLB stock	26,798	26,798	26,798	-	-	17,357	17,357	17,357	-	-
Accrued interest receivable	6,646	6,646	6,646	-	-	5,725	5,725	5,725	-	-
Mortgage servicing rights	1,314	1,654	-	-	1,654	3,444	5,001	-	-	5,001
							-
Financial Liabilities
Deposits	1,186,968	1,184,870	477,860	707,010	-	1,199,012	1,194,559	556,741	637,818	-
Advance payments by borrowers for taxes	20,610	20,610	20,610	-	-	5,334	5,334	5,334	-	-
Borrowings	614,877	605,103	-	605,103	-	386,784	377,275	-	377,275	-
Accrued interest payable	2,413	2,413	2,413	-	-	1,358	1,358	1,358	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at June 30, 2023 and December 31, 2022.

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

Mortgage Banking

The mortgage banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 29 states with the ability to lend in 48 states.

Presented below is the segment information:

	As of or for the three months ended June 30, 2023
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$13,238	$(622)	$59	$12,675
Provision for credit losses	158	28	-	186
Net interest income (expense) after provision for credit losses	13,080	(650)	59	12,489

Noninterest income:	1,540	23,041	(1,056)	23,525

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,683	17,929	(217)	22,395
Occupancy, office furniture and equipment	873	1,173	-	2,046
Advertising	230	714	-	944
Data processing	602	480	8	1,090
Communications	72	153	-	225
Professional fees	146	466	6	618
Real estate owned	1	-	-	1
Loan processing expense	-	932	-	932
Other	1,641	1,914	(884)	2,671
Total noninterest expenses	8,248	23,761	(1,087)	30,922
Income (loss) before income taxes (benefit)	6,372	(1,370)	90	5,092
Income tax expense (benefit)	1,182	(126)	29	1,085
Net income (loss)	$5,190	$(1,244)	$61	$4,007

Total Assets	$2,169,989	$251,595	$(191,759)	$2,229,825

	As of or for the three months ended June 30, 2022
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$13,710	$370	$1	$14,081
Provision (credit) for loan losses	(41)	89	-	48
Net interest income (expense) after provision (credit) for loan losses	13,751	281	1	14,033

Noninterest income:	1,640	30,126	(528)	31,238

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,596	21,311	(114)	25,793
Occupancy, office furniture and equipment	876	1,180	-	2,056
Advertising	244	718	-	962
Data processing	531	613	-	1,144
Communications	63	195	-	258
Professional fees	118	222	9	349
Real estate owned	-	-	-	-
Loan processing expense	-	1,134	-	1,134
Other	1,006	2,733	(385)	3,354
Total noninterest expenses	7,434	28,106	(490)	35,050
Income (loss) before income taxes	7,957	2,301	(37)	10,221
Income tax expense (benefit)	1,658	578	(5)	2,231
Net income (loss)	$6,299	$1,723	$(32)	$7,990

Total Assets	$1,896,227	$269,584	$(224,714)	$1,941,097

	As of or for the six months ended June 30, 2023
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$27,246	$(904)	$128	$26,470
Provision for credit losses	546	100	-	646
Net interest income after provision for credit losses	26,700	(1,004)	128	25,824

Noninterest income:	2,527	40,992	(1,440)	42,079

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	9,851	33,028	(432)	42,447
Occupancy, office furniture and equipment	1,904	2,405	-	4,309
Advertising	414	1,419	-	1,833
Data processing	1,203	996	13	2,212
Communications	150	326	-	476
Professional fees	364	654	16	1,034
Real estate owned	2	-	-	2
Loan processing expense	-	1,950	-	1,950
Other	2,537	4,317	(1,088)	5,766
Total noninterest expenses	16,425	45,095	(1,491)	60,029
Income (loss) before income taxes (benefit)	12,802	(5,107)	179	7,874
Income tax expense (benefit)	2,782	(1,128)	58	1,712
Net income (loss)	$10,020	$(3,979)	$121	$6,162

	As of or for the six months ended June 30, 2022
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$25,362	$553	$30	$25,945
Provision (credit) for loan losses	(181)	153	-	(28)
Net interest income (expense) after provision (credit) for loan losses	25,543	400	30	25,973

Noninterest income:	3,072	58,730	(746)	61,056

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	9,808	41,749	(229)	51,328
Occupancy, office furniture and equipment	1,813	2,431	-	4,244
Advertising	471	1,396	-	1,867
Data processing	1,139	1,201	6	2,346
Communications	157	441	-	598
Professional fees	232	560	18	810
Real estate owned	5	-	-	5
Loan processing expense	-	2,565	-	2,565
Other	1,606	5,042	(427)	6,221
Total noninterest expenses	15,231	55,385	(632)	69,984
Income (loss) before income taxes	13,384	3,745	(84)	17,045
Income tax expense (benefit)	2,825	955	(17)	3,763
Net income (loss)	$10,559	$2,790	$(67)	$13,282

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and six months ended June 30, 2023 and 2022 and the financial condition as of June 30, 2023 compared to the financial condition as of December 31, 2022.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and six months ended June 30, 2023 and 2022, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Recent Industry Developments

During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains stable. The Company’s total deposits decreased by 1.0% as compared to December 31, 2022, to $1.19 billion at June 30, 2023 as we experienced minimal deposit outflow in the first half of the year. Deposits increased $4.1 million during the three months ended June 30, 2023. The Company also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company remains well capitalized for regulatory purposes with a Total Capital ratio of 22.43% as of June 30, 2023.

Significant Items

There were no significant items that impacted earnings for the three and six months ended June 30, 2023 and 2022.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended June 30, 2023 and 2022

Net income totaled $5.2 million for the three months ended June 30, 2023 compared to $6.3 million for the three months ended June 30, 2022. Net interest income decreased $472,000 to $13.2 million for the three months ended June 30, 2023 compared to $13.7 million for the three months ended June 30, 2022.  Interest expense on deposits and borrowings increased as replacement rates increased in the rising interest rate environment. Offsetting the increase in interest expense on deposit and borrowings, interest income on loans increased as replacement rates and average loans held for investment balances were higher than in the prior year and interest income on mortgage-related securities increased due to the increase in the average balance and replacement rates.

There was a provision for credit losses of $158,000 for the three months ended June 30, 2023 compared to a $41,000 negative provision for credit losses for the three months ended June 30, 2022. The provision for credit losses of $158,000 consisted of a $619,000 provision related to loans partially offset by a negative $462,000 provision related to unfunded commitments for the three months ended June 30, 2023. During the three months ended June 30, 2023, the increase related to loans was primarily due to an increase in originations and loan balance and the decrease in provision related to unfunded commitments was primarily due to a decrease in the loan pipeline. We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

Total noninterest income decreased $100,000 to $1.5 million during the three months ended June 30, 2023 due primarily to a decrease in prepayment penalties on loans during the three months ended June 30, 2023.

Compensation, payroll taxes, and other employee benefits expense increased $87,000 to $4.7 million compared to the quarter ending June 30, 2022 primarily due to an increase in salaries due to annual raises that took place at the beginning of the year. Other noninterest expense increased $635,000 to $1.6 million as certain loan fees paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans increased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2023 and 2022

Net loss totaled $1.2 million for the three months ended June 30, 2023 compared to net income of $1.7 million for the three months ended June 30, 2022. We originated $623.3 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended June 30, 2023, which represents a decrease of $155.4 million, or 20.0%, from the $778.8 million originated during the three months ended June 30, 2022. The decrease in loan production volume was driven by a $52.3 million, or 70.0%, decrease in refinance products as mortgage rates have increased over the past year. Mortgage purchase products decreased $103.1 million, or 14.6%, due to inventory constraints in the market, affordability, and interest rate increases. Total mortgage banking noninterest income decreased $7.1 million, or 23.5%, to $23.0 million during the three months ended June 30, 2023 compared to $30.1 million during the three months ended June 30, 2022.  The decrease in mortgage banking noninterest income was related to a 20.0% decrease in volume and a 3.0% decrease in gross margin on loans originated and sold for the three months ended June 30, 2023 compared to June 30, 2022.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 96.4% of total originations during the three months ended June 30, 2023, compared to 90.4% of total originations during the three months ended June 30, 2022, respectively, as refinance demand decelerated due to an increase in interest rates over the past year.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 38.7% and 61.3% of all loan originations, respectively, during the three months ended June 30, 2023, compared to 25.7% and 74.3% of all loan originations, respectively, during the three months ended June 30, 2022.

Total compensation, payroll taxes and other employee benefits decreased $3.4 million, or 15.9%, to $17.9 million for the three months ended June 30, 2023 compared to $21.3 million for the three months ended June 30, 2022. The decrease in compensation expense was primarily related to decreased commission expense and salaries driven by decreased loan origination volume and reduction in headcount.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended June 30,
	2023	2022
	(Dollars In Thousands, except per share amounts)

Net income	$4,007	$7,990
Earnings per share - basic	0.20	0.36
Earnings per share - diluted	0.20	0.36
Annualized return on average assets	0.74%	1.61%
Annualized return on average equity	4.41%	7.93%

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

	Three months ended June 30,
	2023			2022
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,759,001	$22,150	5.05%	$1,433,452	$14,546	4.07%
Mortgage related securities(2)	171,938	969	2.26%	168,000	821	1.96%
Debt securities, federal funds sold and short-term investments(2) (3)	123,195	1,193	3.88%	269,823	1,092	1.62%
Total interest-earning assets	2,054,134	24,312	4.75%	1,871,275	16,459	3.53%

Noninterest-earning assets	108,320			117,248
Total assets	$2,162,454			$1,988,523

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$69,147	16	0.09%	$70,674	15	0.09%
Money market and savings accounts	305,576	1,083	1.42%	412,321	193	0.19%
Time deposits	695,310	4,856	2.80%	584,244	543	0.37%
Total interest-bearing deposits	1,070,033	5,955	2.23%	1,067,239	751	0.28%
Borrowings	551,545	5,617	4.08%	326,068	1,584	1.95%
Total interest-bearing liabilities	1,621,578	11,572	2.86%	1,393,307	2,335	0.67%

Noninterest-bearing liabilities
Noninterest-bearing deposits	130,291			154,070
Other noninterest-bearing liabilities	46,446			36,962
Total noninterest-bearing liabilities	176,737			191,032
Total liabilities	1,798,315			1,584,339
Equity	364,139			404,184
Total liabilities and equity	$2,162,454			$1,988,523

Net interest income / Net interest rate spread (4)		12,740	1.89%		14,124	2.86%
Less: taxable equivalent adjustment		65	0.02%		43	0.01%
Net interest income, as reported		$12,675	1.87%		14,081	2.85%
Net interest-earning assets (5)	$432,556			$477,968
Net interest margin (6)			2.47%			3.02%
Tax equivalent effect			0.02%			0.01%
Net interest margin on a fully tax equivalent basis			2.49%			3.03%
Average interest-earning assets to average interest-bearing liabilities			126.68%			134.30%

__________

(1)	Interest income includes net deferred loan fee amortization income of $143,000 and $187,000 for the three months ended June 30, 2023 and 2022, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended June 30, 2023 and 2022. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 3.67% and 1.56% for the three months ended June 30, 2023 and 2022, respectively.

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

	Three months ended June 30,
	2023 versus 2022
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$3,690	$3,914	$7,604
Mortgage related securities(3)	19	129	148
Other earning assets(3) (4)	(794)	873	79
Total interest-earning assets	2,915	4,916	7,831

Interest expense:
Demand accounts	-	1	1
Money market and savings accounts	(36)	926	890
Time deposits	123	4,190	4,313
Total interest-bearing deposits	87	5,117	5,204
Borrowings	(941)	4,974	4,033
Total interest-bearing liabilities	(854)	10,091	9,237
Net change in net interest income	$3,769	$(5,175)	$(1,406)

______________

(1)	Interest income includes net deferred loan fee amortization income of $143,000 and $187,000 for the three months ended June 30, 2023 and 2022, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended June 30, 2023 and June 30, 2022.

Net interest income decreased $1.4 million, or 10.0%, to $12.7 million during the three months ended June 30, 2023 compared to $14.1 million during the three months ended June 30, 2022 primarily due to the increased cost of funds as a result of the rising interest rate environment.

●

Interest income on loans increased $7.6 million, or 52.3%, to $22.2 million due primarily to a 98 basis point increase in average yield on loans as interest rates continued to increase over the past year and an increase in average loan balance as loans held for investment increased. The increase in average loan balance was driven by an increase of a $339.6 million, or 27.2%, in the average balance of loans held for investment offset by a decrease of $14.0 million, or 7.5%, in average loans held for sale.

●

Interest expense on time deposits increased $4.3 million, or 794.3%, to $4.9 million primarily due to a 243 basis point increase in average cost of time deposits. Additionally, the average balance of time deposits increased $111.1 million compared to the prior year period.

●

Interest expense on money market, savings, and escrow accounts increased $890,000, or 461.1%, to $1.1 million due primarily to a 123 basis point increase in average cost of money market, savings, and escrow accounts as the account mix shifted towards more savings accounts. Partially offsetting the increase in average cost, the average balance decreased $106.7 million.

●

Interest expense on borrowings increased $4.0 million, or 254.6%, to $5.6 million due to a 213 basis point increase in the cost of borrowings during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as the federal funds rate increased over the past year. Additionally, the average balance increased $225.5 million to $551.5 million during the three months ended June 30, 2023, compared to $326.1 million during the three months ended June 30, 2022.

Provision for Credit Losses

There was a provision for credit losses of $186,000 for the three months ended June 30, 2023 compared to a $48,000 negative provision for credit losses for the three months ended June 30, 2022. The $186,000 provision for credit losses consisted of a $648,000 provision related to loans and a negative $462,000 provision related to unfunded commitments for the three months ended June 30, 2023. During the three months ended June 30, 2023, the increase related to loans was primarily due to an increase in originations and loan balance and the decrease in provision related to unfunded commitments was primarily due to a dcrease in the loan pipeline. We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

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

Noninterest Income

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$611	$666	$(55)	(8.3)%
Increase in cash surrender value of life insurance	714	724	(10)	(1.4)%
Mortgage banking income	21,914	29,410	(7,496)	(25.5)%
Other	286	438	(152)	(34.7)%
Total noninterest income	$23,525	$31,238	$(7,713)	(24.7)%

Total noninterest income decreased $7.7 million, or 24.7%, to $23.5 million during the three months ended June 30, 2023 compared to $31.2 million during the three months ended June 30, 2022. The decrease resulted primarily from decreases in mortgage banking noninterest income and other income.

●	The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $185.6 million, or 24.8%, to $562.1 million during the three months ended June 30, 2023 compared to $747.7 million during the three months ended June 30, 2022. Gross margin on loans originated and sold decreased 3.0% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2023 and 2022" above for additional discussion of the decrease in mortgage banking income.
●	The decrease in other noninterest income was due primarily to a decrease in mortgage servicing fee income. During the quarter ended March 31, 2023, the Company sold mortgage servicing rights related to $318.4 million in loans serviced for third parties. As of June 30, 2023 and June 30, 2022, the Company maintained servicing rights related to $156.3 million and $345.8 million, respectively, in loans previously sold to third parties.

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$22,395	$25,793	$(3,398)	(13.2)%
Occupancy, office furniture, and equipment	2,046	2,056	(10)	(0.5)%
Advertising	944	962	(18)	(1.9)%
Data processing	1,090	1,144	(54)	(4.7)%
Communications	225	258	(33)	(12.8)%
Professional fees	618	349	269	77.1%
Real estate owned	1	-	1	N/A
Loan processing expense	932	1,134	(202)	(17.8)%
Other	2,671	3,354	(683)	(20.4)%
Total noninterest expenses	$30,922	$35,050	$(4,128)	(11.8)%

Total noninterest expenses decreased $4.1 million, or 11.8%, to $30.9 million during the three months ended June 30, 2023 compared to $35.1 million during the three months ended June 30, 2022.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $3.4 million, or 15.9%, to $17.9 million during the three months ended June 30, 2023. The decrease in compensation expense was primarily related to decreased commission expense and salary expense driven by decreased loan origination volume and a reduction in headcount.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $87,000, or 1.9%, to $4.7 million during the three months ended June 30, 2023. The increase was due primarily to an increase in salaries from annual raises that took place at the beginning of the year.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $7,000 to $1.2 million during the three months ended June 30, 2023, primarily resulting from decreased computer equipment expenses.
●	Occupancy, office furniture and equipment expense at the community banking segment decreased $3,000 to $1.0 million during the three months ended June 30, 2023. The decrease was due primarily to decreased depreciation expenses.
●	Advertising expense decreased $18,000, or 1.9%, to $944,000 million during the three months ended June 30, 2023. This was primarily due to advertising at the community banking segment decreasing as marketing campaigns started off slower compared to prior year.
●

Data processing expense decreased $54,000, or 4.7%, to $1.1 million during the three months ended June 30, 2023. This was primarily due to a decrease at the mortgage banking segments related to decreased projects compared to prior year. Offsetting the decrease at the mortgage banking segment, the community banking segment increased due to additional investments in technology.

●	Professional fees increased $269,000 to $618,000 during the three months ended June 30, 2023. The increase related to an increase in legal and consulting fees at the mortgage banking segment.
●	Loan processing expense decreased $202,000 to $932,000 during the three months ended June 30, 2023. The decrease was primarily due to a decrease in loan applications and fundings.
●	Other noninterest expense decreased $683,000, or 20.4%, to $2.7 million during the three months ended June 30, 2023. The decrease at the mortgage banking segment primarily related to decreases in provision for loan sale losses and provision for branch losses.

Income Taxes

Income tax expense totaled $1.1 million for the three months ended June 30, 2023 compared to $2.2 million during the three months ended June 30, 2022. Income tax expense was recognized on the statement of income during the three months ended June 30, 2023 at an effective rate of 21.3% of pretax income and during the three months ended June 30, 2022 at an effective rate of 21.8% of pretax income.

Comparison of Community Banking Segment Results of Operations for the Six Months Ended June 30, 2023 and 2022

Net income totaled $10.0 million for the six months ended June 30, 2023 compared to $10.6 million for the six months ended June 30, 2022. Net interest income increased $1.9 million to $27.2 million for the six months ended June 30, 2023 compared to $25.4 million for the six months ended June 30, 2022.  Interest income on loans increased as replacement rates and average loans held for investment balances were higher than in the prior year and interest income on mortgage-related securities increased due to the increase in the average balance and replacement rates. Offsetting the increase in interest income on loans and mortgage-related securities, interest expense on deposits and borrowings increased as replacement rates increased.

There was a provision for credit losses of $546,000 for the six months ended June 30, 2023 compared to a $181,000 negative provision for credit losses for the six months ended June 30, 2022. The provision for credit losses of $546,000 consisted of a $523,000 provision related to loans and a $23,000 of provision related to unfunded commitments for the six months ended June 30, 2023. The provision for credit losses related to loans increased primarily due to loan growth.  During the six months ended June 30, 2023, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

Total noninterest income decreased $545,000 to $2.5 million during the six months ended June 30, 2023 due primarily to a decrease in prepayment penalties on loans and gain from death benefit received on one bank-owned life insurance policy during the six months ended June 30, 2022.

Compensation, payroll taxes, and other employee benefits expense increased $43,000 to $9.9 million primarily due to an increase in salaries due to annual raises that took place at the beginning of the year. Other noninterest expense increased $931,000 to $2.5 million as certain loan fees paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans increased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Results of Operations for the Six Months Ended June 30, 2023 and 2022

Net loss totaled $4.0 million for the six months ended June 30, 2023 compared to net income of $2.8 million for the six months ended June 30, 2022. We originated $1.07 billion in mortgage loans held for sale (including sales to the community banking segment) during the six months ended June 30, 2023, which represents a decrease of $421.2 million, or 28.3%, from the $1.49 billion originated during the six months ended June 30, 2022. The decrease in loan production volume was driven by a $197.6 million, or 83.9%, decrease in refinance products as mortgage rates have increased over the past year. Mortgage purchase products decreased $223.5 million, or 17.9%, due to inventory constraints in the market, affordability, and interest rate increases. Total mortgage banking noninterest income decreased $17.7 million, or 30.2%, to $41.0 million during the six months ended June 30, 2023 compared to $58.7 million during the six months ended June 30, 2022.  The decrease in mortgage banking noninterest income was related to a 30.2% decrease in volume and a 4.3% decrease in gross margin on loans originated and sold for the six months ended June 30, 2023 compared to June 30, 2022.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 96.5% of total originations during the six months ended June 30, 2023, compared to 84.1% of total originations during the six months ended June 30, 2022, respectively, as refinance demand decelerated due to an increase in interest rates over the past year.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 37.2% and 62.8% of all loan originations, respectively, during the six months ended June 30, 2023, compared to 25.1% and 74.9% of all loan originations, respectively, during the six months ended June 30, 2022.

Total compensation, payroll taxes and other employee benefits decreased $8.7 million, or 20.9%, to $33.0 million for the six months ended June 30, 2023 compared to $41.7 million for the six months ended June 30, 2022. The decrease in compensation expense was primarily related to decreased commission expense and salaries driven by decreased loan origination volume and reduction in headcount.

Consolidated Waterstone Financial, Inc. Results of Operations

	Six months ended June 30,
	2023	2022
	(Dollars In Thousands, except per share amounts)

Net income	$6,162	$13,282
Earnings per share - basic	0.30	0.59
Earnings per share - diluted	0.30	0.58
Annualized return on average assets	0.59%	1.30%
Annualized return on average equity	3.37%	6.42%

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

	Six months ended June 30,
	2023			2022
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,707,259	$42,035	4.97%	$1,397,855	28,046	4.05%
Mortgage related securities(2)	171,083	1,912	2.25%	153,512	1,423	1.87%
Debt securities, federal funds sold and short-term investments(2) (3)	119,599	2,319	3.91%	393,781	2,080	1.07%
Total interest-earning assets	1,997,941	46,266	4.67%	1,945,148	31,549	3.27%

Noninterest-earning assets	107,668			122,986
Total assets	$2,105,609			$2,068,134

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$68,857	$30	0.09%	$70,208	$29	0.08%
Money market and savings accounts	313,852	2,088	1.34%	408,389	403	0.20%
Time deposits	672,050	7,925	2.38%	597,390	1,098	0.37%
Total interest-bearing deposits	1,054,759	10,043	1.92%	1,075,987	1,530	0.29%
Borrowings	496,934	9,624	3.91%	382,845	3,971	2.09%
Total interest-bearing liabilities	1,551,693	19,667	2.56%	1,458,832	5,501	0.76%

Noninterest-bearing liabilities
Noninterest-bearing deposits	136,758			153,488
Other noninterest-bearing liabilities	48,673			38,426
Total noninterest-bearing liabilities	185,431			191,914
Total liabilities	1,737,124			1,650,746
Equity	368,485			417,388
Total liabilities and equity	$2,105,609			$2,068,134

Net interest income / Net interest rate spread (4)		26,599	2.11%		26,048	2.51%
Less: taxable equivalent adjustment		129	0.01%		103	0.01%
Net interest income, as reported		$26,470	2.10%		25,945	2.50%
Net interest-earning assets (5)	$446,248			$486,316
Net interest margin (6)			2.67%			2.69%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a fully tax equivalent basis			2.68%			2.70%
Average interest-earning assets to average interest-bearing liabilities			128.76%			133.34%

__________

(1)	Interest income includes net deferred loan fee amortization income of $295,000 and $382,000 for the six months ended June 30, 2023 and 2022, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the six months ended June 30, 2023 and 2022. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 3.69% and 1.01% for the six months ended June 30, 2023 and 2022, respectively.

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

	Six months ended June 30,
	2023 versus 2022
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$6,904	$7,085	$13,989
Mortgage related securities(3)	175	314	489
Other earning assets(3) (4)	(2,154)	2,367	213
Total interest-earning assets	4,925	9,766	14,691

Interest expense:
Demand accounts	(1)	2	1
Money market and savings accounts	(71)	1,756	1,685
Time deposits	154	6,673	6,827
Total interest-bearing deposits	82	8,431	8,513
Borrowings	676	4,977	5,653
Total interest-bearing liabilities	758	13,408	14,166
Net change in net interest income	$4,167	$(3,642)	$525

______________

(1)	Interest income includes net deferred loan fee amortization income of $295,000 and $382,000 for the six months ended June 30, 2023 and 2022, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the six months ended June 30, 2023 and June 30, 2022.

Net interest income increased $525,000, or 2.0%, to $26.5 million during the six months ended June 30, 2023 compared to $25.9 million during the six months ended June 30, 2022.

●

Interest income on loans increased $14.0 million, or 49.9%, to $42.0 million due primarily to a 92 basis point increase in average yield on loans as interest rates continued to increase over the past year and an increase in average loan balance as loans held for investment increased. The increase in average loan balance was driven by an increase of a $333.1 million, or 27.2%, in the average balance of loans held for investment offset by a decrease of $23.7 million, or 13.8%, in average loans held for sale.

●

Interest expense on time deposits increased $6.8 million, or 621.8%, to $7.9 million primarily due to a 201 basis point increase in average cost of time deposits. Additionally, the average balance of time deposits increased $74.7 million compared to the prior year period.

●

Interest expense on money market, savings, and escrow accounts increased $1.7 million, or 418.1%, to $2.1 million due primarily to a 114 basis point increase in average cost of money market, savings, and escrow accounts as the account mix shifted towards more savings accounts. Partially offsetting the increase in average cost, the average balance decreased $94.5 million.

●

Interest expense on borrowings increased $5.7 million, or 142.4%, to $9.6 million due to a 182 basis point increase in the cost of borrowings during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as the federal funds rate increased over the past year. Additionally, the average balance increased $114.1 million to $496.9 million during the six months ended June 30, 2023, compared to $382.8 million during the six months ended June 30, 2022.

Provision for Credit Losses

There was a provision for credit losses of $646,000 for the six months ended June 30, 2023 compared to a $28,000 negative provision for credit losses for the six months ended June 30, 2022. The $646,000 provision for credit losses consisted of a $623,000 provision related to loans and a $23,000 provision related to unfunded commitments for the six months ended June 30, 2023. The provision for credit losses related to loans increased primarily due to loan growth. During the six months ended June 30, 2023, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.  The increase on the unfunded commitments is due to the increase in unfunded commitments balance.

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

Noninterest Income

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$1,041	$1,176	$(135)	(11.5)%
Increase in cash surrender value of life insurance	1,039	1,040	(1)	(0.1)%
Mortgage banking income	38,684	57,685	(19,001)	(32.9)%
Other	1,315	1,155	160	13.9%
Total noninterest income	$42,079	$61,056	$(18,977)	(31.1)%

Total noninterest income decreased $19.0 million, or 31.1%, to $42.1 million during the six months ended June 30, 2023 compared to $61.1 million during the six months ended June 30, 2022. The decrease resulted primarily from decreases in mortgage banking noninterest income and service charges on loans and deposits.

●	The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $468.0 million, or 32.4%, to $977.8 million during the six months ended June 30, 2023 compared to $1.45 billion during the six months ended June 30, 2022. Gross margin on loans originated and sold decreased 4.3% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Six Months Ended June 30, 2023 and 2022" above for additional discussion of the decrease in mortgage banking income.
●	The increase in other noninterest income was due primarily to an increase in gain on sale of mortgage serving rights and in mortgage servicing fee income. During the six months ended June 30, 2023, the Company sold mortgage servicing rights related to $318.4 million in loans serviced for third parties. The sale generated $3.5 million in net proceeds and a $583,000 gain. There were no comparable sales during the six months ended June 30, 2022. As of June 30, 2023 and June 30, 2022, the Company maintained servicing rights related to $156.3 million and $345.8 million, respectively, in loans previously sold to third parties. Offsetting the increase from the gain on sale of mortgage servicing rights, gain from death benefit decreased as there was a gain recorded on one bank owned life insurance policy during the six months ended June 30, 2022 compared to none during the six months ended June 30, 2023.

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$42,447	$51,328	$(8,881)	(17.3)%
Occupancy, office furniture, and equipment	4,309	4,244	65	1.5%
Advertising	1,833	1,867	(34)	(1.8)%
Data processing	2,212	2,346	(134)	(5.7)%
Communications	476	598	(122)	(20.4)%
Professional fees	1,034	810	224	27.7%
Real estate owned	2	5	(3)	(60.0)%
Loan processing expense	1,950	2,565	(615)	(24.0)%
Other	5,766	6,221	(455)	(7.3)%
Total noninterest expenses	$60,029	$69,984	$(9,955)	(14.2)%

Total noninterest expenses decreased $10.0 million, or 14.2%, to $60.0 million during the six months ended June 30, 2023 compared to $70.0 million during the six months ended June 30, 2022.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $8.7 million, or 20.9%, to $33.0 million during the six months ended June 30, 2023. The decrease in compensation expense was primarily related to decreased commission expense and salary expense driven by decreased loan origination volume and a reduction in headcount.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $43,000, or 0.4%, to $9.9 million during the six months ended June 30, 2023. The increase was due primarily to an increase in salaries from annual raises that took place at the beginning of the year.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $26,000 to $2.4 million during the six months ended June 30, 2023, primarily resulting from decreased computer equipment expenses.
●	Occupancy, office furniture and equipment expense at the community banking segment increased $91,000 to $1.9 million during the six months ended June 30, 2023. The increase was due primarily to increased snow removal and repairs expense.
●	Advertising expense decreased $34,000, or 1.8%, to $1.8 million during the six months ended June 30, 2023. This decrease was primarily due to advertising at the community banking segment decreasing as marketing campaigns started off slower compared to prior year and a shift to other cost effective advertising channels. Offsetting the decrease at the community banking segment, the mortgage banking segment increased marketing to attract customers as rates are higher than in the prior year.
●

Data processing expense decreased $134,000, or 5.7%, to $2.2 million during the six months ended June 30, 2023. This was primarily due to a decrease at the mortgage banking segment related to less investments in technology during the year.

●	Professional fees increased $224,000 to $1.0 million during the six months ended June 30, 2023. The increase related to an increase in legal fees at the mortgage banking segment. Additionally, the community banking segment had an increase in audit and tax expense.
●	Loan processing expense decreased $615,000, or 24.0%, to $2.0 million during the six months ended June 30, 2023. The decrease was primarily due to a decrease in loan applications and fundings.
●	Other noninterest expense decreased $455,000, or 7.3%, to $5.8 million during the six months ended June 30, 2023. The decrease at the mortgage banking segment related to a decrease in corporate meeting expenses and mortgage servicing rights amortization as the there was a bulk sale in the first quarter of 2023 and none during 2022.

Income Taxes

Income tax expense decreased $2.1 million, or 54.5%, to $1.7 million during the six months ended June 30, 2023 compared to $3.8 million during the six months ended June 30, 2022. Income tax expense was recognized on the statement of income during the six months ended June 30, 2023 at an effective rate of 21.7% of pretax income compared to an effective rate of 22.1% of pretax income during the six months ended June 30, 2022.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets – Total assets increased by $198.2 million, or 9.8%, to $2.23 billion at June 30, 2023 from $2.03 billion at December 31, 2022. The increase in total assets primarily reflects an increase in loans held for investment and loans held for sale. The increase in total assets reflects liability increases in borrowings.

Cash and Cash Equivalents – Cash and cash equivalents increased $14.5 million, or 31.2%, to $61.2 million at June 30, 2023, compared to $46.6 million at December 31, 2022. The increase in cash and cash equivalents primarily reflects the increase of funding sources from borrowings and advance payments by borrowers for taxes.

Securities Available for Sale – Securities available for sale decreased $1.6 million to $195.0 million at June 30, 2023. The decrease was primarily due to the decrease in fair value as longer term interest rates increased during the year.

Loans Held for Sale - Loans held for sale increased $72.1 million to $203.3 million at June 30, 2023 due to the increase of purchase activity resulting from the usual seasonal activity seen during the spring and summer seasons.

Loans Receivable - Loans receivable held for investment increased $104.5 million to $1.61 billion at June 30, 2023. The increase in total loans receivable was attributable to increases in each of the one- to four-family, multi-family, commercial real estate, and commercial loan categories.

The following table shows loan originations during the periods indicated.

	For the
	Six months ended June 30,
	2023	2022
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$172,990	$66,720
Multi-family	54,136	156,501
Home equity	388	174
Construction and land	11,393	1,729
Commercial real estate	44,277	59,182
Total real estate loans originated for investment	283,184	284,306
Consumer loans originated for investment	-	46
Commercial business loans originated for investment	15,289	2,985
Total loans originated for investment	$298,473	$287,337

Allowance for Credit Losses - Loans - The allowance for credit losses increased $617,000 to $18.4 million at June 30, 2023.  There was a $623,000 provision for credit losses - loans for the six months ended June 30, 2023. The provision for credit losses related to loans increased primarily due to loan growth. During the six months ended June 30, 2023, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses. Additionally, net charge-offs totaled $6,000 for the six months ended June 30, 2023.

Prepaid expenses and other assets – Total prepaid expenses and other assets decreased $203,000 to $59.6 million at June 30, 2023. The decrease was primarily due to a decrease in  mortgage servicing rights as the Company sold $2.7 million of mortgage servicing rights during the six months ended June 30, 2023.  Offsetting the decrease, investor receivables increased as of June 30, 2023.

Deposits – Total deposits decreased $12.0 million to $1.19 billion at June 30, 2023.  The decrease was driven by a decrease of $45.4 million in money market and savings deposits and $33.5 million in demand deposits offset by an increase of $66.8 million in time deposits.

Borrowings – Total borrowings increased $228.1 million, or 59.0%, to $614.9 million at June 30, 2023. The community banking segment paid off $120.0 million in long-term FHLB borrowings, borrowing $115.0 million of new long-term FHLB borrowings, and $214.8 million in new short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment increased a total of $18.3 million at June 30, 2023 from December 31, 2022.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $15.3 million to $20.6 million at June 30, 2023. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $18.0 million to $51.6 million at June 30, 2023. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition, and these amounts remain classified as other liabilities until settled. Additionally, the fair value mark on derivative liabilities related to the loans held for sale decreased.

Shareholders’ Equity – Shareholders' equity decreased $14.7 million to $355.8 million at June 30, 2023.  Shareholders' equity decreased primarily due to the declaration of dividends, the repurchase of stock, and decrease in the fair value of the securities portfolio. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised, equity awards vested, and unearned ESOP shares vesting.

ASSET QUALITY

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2023	2022
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,107	$4,209
Over four-family	-	-
Home equity	38	98
Construction and land	-	-
Commercial real estate	-	-
Commercial	2	-
Consumer	-	-
Total non-accrual loans	4,147	4,307

Real estate owned
Construction and land	145	145
Total real estate owned	145	145
Total nonperforming assets	$4,292	$4,452

Total non-accrual loans to total loans, net	0.26%	0.29%
Total non-accrual loans to total assets	0.19%	0.21%
Total nonperforming assets to total assets	0.19%	0.22%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Six Months
	Ended June 30,
	2023	2022
	(In Thousands)

Balance at beginning of period	$4,307	$5,574
Additions	1,164	2,774
Transfers to real estate owned	-	-
Charge-offs	-	-
Returned to accrual status	(749)	(20)
Principal paydowns and other	(575)	(835)
Balance at end of period	$4,147	$7,493

Total non-accrual loans decreased by $160,000, or 3.7%, to $4.1 million as of June 30, 2023 compared to $4.3 million as of December 31, 2022.  The ratio of non-accrual loans to total loans receivable was 0.26% at June 30, 2023 and 0.29% at December 31, 2022.  During the six months ended June 30, 2023, $1.2 million in loans were placed on non-accrual status. Offsetting this activity, $749,000 in loans returned to accrual status and $575,000 in principal payments were received during the six months ended June 30, 2023.

Of the $4.1 million in total non-accrual loans as of June 30, 2023, $2.2 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans and there were no specific reserves as of June 30, 2023.  The remaining $1.9 million of non-accrual loans were reviewed on an aggregate basis as of June 30, 2023.
.

The outstanding principal balance of our five largest non-accrual loans as of June 30, 2023 totaled $2.7 million, which represents 64.4% of total non-accrual loans as of that date.  Three of the loans was reviewed on an aggregate basis along with the other loans held for investment at the mortgage segment.

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

As of June 30, 2023 and December 31, 2022, there were no loans 90 or more days past due and still accruing interest.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At June 30,	At December 31,
	2023	2022
	(Dollars in Thousands)

Loans past due less than 90 days	$3,914	$2,578
Loans past due 90 days or more	4,115	3,683
Total loans past due	$8,029	$6,261

Total loans past due to total loans receivable	0.50%	0.41%

Past due loans increased by $1.8 million, or 28.2%, to $8.0 million at June 30, 2023 from $6.3 million at December 31, 2022.  Loans past due less than 90 days increased by $1.3 million, or 51.8%, primarily in the one- to four-family category. Loans past due 90 days or more increased by $432,000, or 11.7%, primarily in the one- to four-family loan category, during the six months ended June 30, 2023.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Six Months
	Ended June 30,
	2023	2022(1)
	(Dollars in Thousands)

Balance at beginning of period	$17,757	$15,778
Adoption of CECL (1)	-	430
Provision (credit) for credit losses - loans	623	340
Charge-offs:
Mortgage
One- to four-family	29	65
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	26	5
Commercial	-	-
Total charge-offs	55	70
Recoveries:
Mortgage
One- to four-family	39	43
Multi family	3	726
Home Equity	4	10
Commercial real estate	2	2
Construction and land	1	12
Consumer	-	-
Commercial	-	-
Total recoveries	49	793
Net charge-offs (recoveries)	6	(723)
Allowance for credit losses - loans at end of period	$18,374	$17,271

Ratios:
Allowance for credit losses to non-accrual loans at end of period	443.07%	230.50%
Allowance for credit losses to loans receivable at end of period	1.14%	1.35%
Net charge-offs (recoveries) to average loans outstanding (annualized)	0.00%	(0.12)%
Current year provision (credit) for credit losses - loans to net recoveries	(10,383.33%)	(47.03)%
Net charge-offs (recoveries) (annualized) to beginning of the year allowance	0.07%	(9.24)%

(1) The Company adopted ASU 2016-13 as of January 1, 2022.

The allowance for credit losses - loans increased $617,000 to $18.4 million at June 30, 2023 from $17.8 million at December 31, 2022.  During the six months ended June 30, 2023, there was a $623,000 provision for credit losses. Additionally, net charge-offs totaled $6,000 for the six months ended June 30, 2023.

We had net charge-offs of $6,000, or less than 0.00% of average loans annualized, for the six months ended June 30, 2023, compared to net recoveries of $723,000, or 0.21% of average loans annualized, for the six months ended June 30, 2022.

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

During the six months ended June 30, 2023, primary uses of cash and cash equivalents included: $977.8 million in funding loans held for sale, $104.5 million to fund loans held for investment, $11.2 million for purchases of mortgage related securities, $9.4 million for FHLB stock, $120.0 million for payoffs of long-term borrowings, $8.3 million for cash dividends paid, $12.0 million for decrease in deposits, and $13.2 million for purchases of our common stock.

During the six months ended June 30, 2023, primary sources of cash and cash equivalents included: $941.5 million in proceeds from the sale of loans held for sale, $115.0 million in long-term borrowings, $233.1 million in short-tern borrowings, $10.3 million in principal repayments on mortgage related securities, $3.0 million in maturities of debt securities, $3.5 million in proceeds for mortgage servicing rights sale, and $6.2 million in net income.

During the six months ended June 30, 2022, primary uses of cash and cash equivalents included: $1.45 billion in funding loans held for sale, $70.0 million to fund loans held for investment, $68.2 million for purchases of mortgage related securities, $195.0 million for payoffs of long-term borrowings, $21.8 million for cash dividends paid, $20.2 million for decrease in deposits, and $37.9 million for purchases of our common stock.

During the six months ended June 30, 2022, primary sources of cash and cash equivalents included: $1.59 billion in proceeds from the sale of loans held for sale, $17.4 million in principal repayments on mortgage related securities, $11.4 million in maturities of debt securities, $8.1 million in sales of FHLB stock, and $13.3 million in net income.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2023 and 2022, respectively, $61.2 million and $122.2 million of our assets were invested in cash and cash equivalents. At June 30, 2023, cash and cash equivalents were comprised of the following: $53.4 million in cash held at the Federal Reserve Bank and other depository institutions and $7.8 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, advances from the FHLB, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2023, we had $195.0 million in long term advances from the FHLB with contractual maturity dates in 2025, 2027, and 2033.  The 2025 advance has a contractual maturity date in September 2025 with a single call option in 2023. The 2027 advance has a contractual maturity date in December 2027. The 2033 advance maturities have monthly and quarterly call options starting in 2023.

The Company had approximately $262.5 million of uninsured deposits for approximately 1,125 customers as of June 30, 2023. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limits.

At June 30, 2023, we had outstanding commitments to originate loans receivable of $44.7 million.  In addition, at June 30, 2023, we had unfunded commitments under construction loans of $61.3 million, unfunded commitments under business lines of credit of $8.7 million and unfunded commitments under home equity lines of credit and standby letters of credit of $10.8 million.  At June 30, 2023, certificates of deposit scheduled to mature in one year or less totaled $603.9 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

The Federal Reserve Bank (“FRB”) created a new borrowing facility called the Bank Term Funding Program.  This program allows a bank to borrow against its investment portfolio, at par value, with no reduction for unrealized losses.  The term is for one year and interest rate is fixed at the time the advance is taken and there is no prepayment penalty.  Allowable investments for pledge are those the FRB can own.  This would include all of the Company’s investment securities except municipal securities, private label bonds, and corporate bonds.  At June 30, 2023, the Company had no advances under this program and had $164.8 million in unused borrowing capacity under this program.  The program expires on March 11, 2024.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At June 30, 2023, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $41.7 million.

Capital

Shareholders' equity decreased $14.7 million to $355.8 million at June 30, 2023.  Shareholders' equity decreased primarily due to the declaration of dividends, the repurchase of stock, and decrease in the fair value of the security portfolio. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised, and equity awards vested, and unearned ESOP shares vesting.

The Company's Board of Directors authorized a 2,000,000 share stock repurchase program in the second quarter of 2023. As of June 30, 2023, the Company has 1,881,000 shares remaining in the plan.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At June 30, 2023, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended June 30, 2023, we repaid $95.0 million in FHLB long-term debt and entered into $400.5 million of new short-term debt at the end of the period.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2023 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of June 30, 2023
Dollar Change	$(9,878)	$(6,859)	$(3,428)	$(1,160)
Percentage Change	(22.93)%	(15.92)%	(7.96)%	(2.69)%

At June 30, 2023, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 2.37% while a 100 basis point decrease in rates had the effect of increasing net interest income by 0.52%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2022, a complaint was filed by Mutual of Omaha Mortgage, Inc. asserting claims against Waterstone Mortgage Corporation relating to certain employees hired by Waterstone Mortgage Corporation who previously worked for Mutual.  The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims.  Given the current stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, nor is it able to estimate the range of any possible loss.

Item 1A. Risk Factors

Other than as described in Quarterly Reports on Form 10-Q filed during the year ending December 31, 2023, there have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Company’s monthly common stock repurchases during the second quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
April 1, 2023 - April 30, 2023	220,500	$14.72	220,500	172,279
May 1, 2023 - May 31, 2023	203,598	13.79	203,598	1,968,681
June 1, 2023 - June 30, 2023	87,259	14.52	87,259	1,881,422
Total	511,357	$14.32	511,357	1,881,422

(a)

On May 24, 2023, the Board of Directors announced the termination of the then-existing stock repurchase plan and authorized the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: August 2, 2023
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: August 2, 2023
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer