Form 10-Q
period 2023-09-30
Waterstone Financial, Inc.
filed 2023-11-02
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 20,576,571 at October 31, 2023.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2023	December 31, 2022
	(Dollars In Thousands, except share and per share data)
Assets
Cash	$55,796	$33,700
Federal funds sold	6,237	10,683
Interest-earning deposits in other financial institutions and other short term investments	260	2,259
Cash and cash equivalents	62,293	46,642
Securities available for sale, at fair value (cost: 2023—$225,857; 2022—$222,665)	194,499	196,588
Loans held for sale, at fair value	157,421	131,188
Loans receivable	1,651,093	1,510,178
Less: Allowance for credit losses ("ACL") - loans	18,553	17,757
Loans receivable, net	1,632,540	1,492,421

Office properties and equipment, net	20,040	21,105
Federal Home Loan Bank stock, at cost	23,414	17,357
Cash surrender value of life insurance	67,522	66,443
Real estate owned, net	372	145
Prepaid expenses and other assets	63,257	59,783
Total assets	$2,221,358	$2,031,672

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$189,954	$230,596
Money market and savings deposits	281,958	326,145
Time deposits	733,250	642,271
Total deposits	1,205,162	1,199,012

Borrowings	587,917	386,784
Advance payments by borrowers for taxes	28,238	5,334
Other liabilities	53,715	70,056
Total liabilities	1,875,032	1,661,186
Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares at September 30, 2023 and at December 31, 2022, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at September 30, 2023 and at December 31, 2022, Issued and Outstanding - 20,859,649 at September 30, 2023 and 22,174,225 at December 31, 2022	209	222
Additional paid-in capital	110,020	128,550
Retained earnings	272,535	274,246
Unearned ESOP shares	(12,166)	(13,056)
Accumulated other comprehensive loss, net of taxes	(24,272)	(19,476)
Total shareholders’ equity	346,326	370,486
Total liabilities and shareholders’ equity	$2,221,358	$2,031,672

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In Thousands, except per share amounts)

Interest income:
Loans	$23,825	$16,235	$65,860	$44,281
Mortgage-related securities	1,060	903	2,972	2,326
Debt securities, federal funds sold and short-term investments	1,492	987	3,682	2,964
Total interest income	26,377	18,125	72,514	49,571
Interest expense:
Deposits	7,442	981	17,485	2,511
Borrowings	6,946	1,746	16,570	5,717
Total interest expense	14,388	2,727	34,055	8,228
Net interest income	11,989	15,398	38,459	41,343
Provision for credit losses	445	332	1,091	304
Net interest income after provision for credit losses	11,544	15,066	37,368	41,039
Noninterest income:
Service charges on loans and deposits	450	529	1,491	1,705
Increase in cash surrender value of life insurance	334	354	1,373	1,394
Mortgage banking income	21,172	26,064	59,856	83,749
Other	274	457	1,589	1,612
Total noninterest income	22,230	27,404	64,309	88,460
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	21,588	26,174	64,035	77,502
Occupancy, office furniture, and equipment	1,993	2,296	6,302	6,540
Advertising	916	1,137	2,749	3,004
Data processing	1,229	1,084	3,441	3,430
Communications	243	302	719	900
Professional fees	745	393	1,779	1,203
Real estate owned	1	1	3	6
Loan processing expense	722	1,120	2,672	3,685
Other	2,584	3,187	8,350	9,408
Total noninterest expenses	30,021	35,694	90,050	105,678
Income before income taxes	3,753	6,776	11,627	23,821
Income tax expense	500	1,506	2,212	5,269
Net income	$3,253	$5,270	$9,415	$18,552
Income per share:
Basic	$0.16	$0.25	$0.46	$0.84
Diluted	$0.16	$0.25	$0.46	$0.83
Weighted average shares outstanding:
Basic	19,998	21,342	20,420	22,193
Diluted	20,022	21,454	20,473	22,323

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Net income	$3,253	$5,270	$9,415	$18,552

Other comprehensive loss, net of tax:
Net unrealized holding loss on available for sale securities:
Net unrealized holding loss arising during the period, net of tax benefit of $1,101, $1,779, $485, and $6,667 respectively	(3,444)	(4,753)	(4,796)	(17,806)
Total other comprehensive loss	(3,444)	(4,753)	(4,796)	(17,806)
Comprehensive (loss) income	$(191)	$517	$4,619	$746

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the nine months ended September 30, 2022
Balances at December 31, 2021	24,795	$248	$174,505	$273,398	$(14,243)	$(1,135)	$432,773

Comprehensive income:
Net income	-	-	-	18,552	-	-	18,552
Other comprehensive loss	-	-	-	-	-	(17,806)	(17,806)
Total comprehensive income							746

Adoption of new accounting pronouncement (see Note 1)	-	-	-	(1,392)	-	-	(1,392)
ESOP shares committed to be released to plan participants	-	-	557	-	890	-	1,447
Cash dividend, $0.60 per share	-	-	-	(13,044)	-	-	(13,044)
Proceeds from stock option exercises	47	-	372	-	-	-	372
Stock compensation expense	-	-	468	-	-	-	468
Purchase of common stock returned to authorized but unissued	(2,524)	(25)	(45,171)	-	-	-	(45,196)
Balances at September 30, 2022	22,318	$223	$130,731	$277,514	$(13,353)	$(18,941)	$376,174

	(In Thousands, except per share amounts)
For the nine months ended September 30, 2023
Balances at December 31, 2022	22,174	$222	$128,550	$274,246	$(13,056)	$(19,476)	$370,486

Comprehensive income:
Net income	-	-	-	9,415	-	-	9,415
Other comprehensive loss	-	-	-	-	-	(4,796)	(4,796)
Total comprehensive income							4,619

ESOP shares committed to be released to plan participants	-	-	259	-	890	-	1,149
Cash dividend, $0.55 per share	-	-	-	(11,126)	-	-	(11,126)
Stock Compensation Activity, net of tax	86	1	818	-	-	-	819
Stock compensation expense	-	-	222	-	-	-	222
Purchase of common stock returned to authorized but unissued	(1,400)	(14)	(19,829)	-	-	-	(19,843)
Balances at September 30, 2023	20,860	$209	$110,020	$272,535	$(12,166)	$(24,272)	$346,326

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the three months ended September 30, 2022
Balances at June 30, 2022	22,734	$227	$137,547	$276,444	$(13,650)	$(14,188)	$386,380
Comprehensive income:
Net income	-	-	-	5,270	-	-	5,270
Other comprehensive loss	-	-	-	-	-	(4,753)	(4,753)
Total comprehensive income							517
							-
ESOP shares committed to be released to Plan participants	-	-	166	-	297	-	463
Cash dividend, $0.20 per share	-	-	-	(4,200)	-	-	(4,200)
Stock compensation activity, net of tax	9	-	126	-	-	-	126
Stock compensation expense	-	-	138	-	-	-	138
Purchase of common stock returned to authorized but unissued	(425)	(4)	(7,246)	-	-	-	(7,250)
Balances at September 30, 2022	22,318	$223	$130,731	$277,514	$(13,353)	$(18,941)	$376,174

	(In Thousands, except per share amounts)
For the three months ended September 30, 2023
Balances at June 30, 2023	21,376	$214	$116,611	$272,229	$(12,463)	$(20,828)	$355,763
Comprehensive loss:
Net income	-	-	-	3,253	-	-	3,253
Other comprehensive loss	-	-	-	-	-	(3,444)	(3,444)
Total comprehensive loss	-	-	-	-	-	-	(191)

ESOP shares committed to be released to Plan participants	-	-	50	-	297	-	347
Cash dividend, $0.15 per share	-	-	-	(2,947)	-	-	(2,947)
Stock compensation activity, net of tax	-	-	-	-	-	-	-
Stock compensation expense	-	-	34	-	-	-	34
Purchase of common stock returned to authorized but unissued	(516)	(5)	(6,675)	-	-	-	(6,680)
Balances at September 30, 2023	20,860	$209	$110,020	$272,535	$(12,166)	$(24,272)	$346,326

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2023	2022
	(In Thousands)

Operating activities:
Net income	$9,415	18,552
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	1,091	304
Depreciation, amortization, accretion	2,268	3,094
Deferred taxes	(583)	(361)
Stock based compensation	222	468
Origination of mortgage servicing rights	(1,515)	(2,030)
Gain on sale of mortgage servicing rights	(583)	-
Gain on sale of loans held for sale	(55,221)	(65,670)
Loans originated for sale	(1,575,962)	(2,117,010)
Proceeds on sales of loans originated for sale	1,604,950	2,309,369
Gain on death benefit on bank owned life insurance	-	(340)
Decrease in accrued interest receivable	(1,296)	(907)
Increase in cash surrender value of life insurance	(1,373)	(1,394)
Increase in derivative assets	(3,025)	(24,248)
Increase (decrease) in accrued interest on deposits and borrowings	1,725	(118)
Increase in accrued tax expense	891	1,090
(Decrease) increase in derivative liabilities	(844)	25,699
Change in other assets and other liabilities, net	(6,738)	(11,301)
Net cash (used in) provided by operating activities	(26,578)	135,197

Investing activities:
Net increase in loans receivable	(140,949)	(148,136)
Purchases of:
Debt securities	(1,888)	(2,080)
Mortgage related securities	(18,918)	(77,388)
Bank owned life insurance	(180)	(180)
FHLB stock	(9,441)	-
Premises and equipment	(283)	(641)
Proceeds from:
Principal repayments on mortgage-related securities	15,872	27,925
Maturities of debt securities	3,614	14,860
Sales of FHLB Stock	3,384	8,688
Proceeds on sales of mortgage servicing rights	3,530	-
Death benefit on bank owned life insurance	474	1,183
Net cash used in investing activities	(144,785)	(175,769)

Financing activities:
Net decrease in deposits	6,150	(46,258)
Net change in short-term borrowings	242,133	62,824
Repayment of long-term debt	(215,000)	(270,000)
Proceeds from long-term debt	174,000	50,000
Net change in advance payments by borrowers for taxes	11,163	11,097
Cash dividends on common stock	(12,408)	(26,048)
Purchase of common stock returned to authorized but unissued	(19,843)	(45,196)
Proceeds from stock option exercises	819	372
Net cash provided by (used in) financing activities	187,014	(263,209)
Increase (decrease) in cash and cash equivalents	15,651	(303,781)
Cash and cash equivalents at beginning of period	46,642	376,722
Cash and cash equivalents at end of period	$62,293	$72,941

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$1,903	$4,286
Interest payments	16,112	8,110
Noncash activities:
Dividends declared but not paid in other liabilities	3,229	4,520

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2022 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period.

The preparation of the unaudited consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the allowance for credit losses, income taxes, and fair value measurements. Actual results could differ from those estimates.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three and nine months ended September 30, 2023 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	September 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$13,009	$-	$(2,096)	$10,913
Collateralized mortgage obligations:
Government sponsored enterprise issued	151,866	-	(24,515)	127,351
Private-label issued	8,325	-	(1,025)	7,300
Mortgage-related securities	173,200	-	(27,636)	145,564

Government sponsored enterprise bonds	2,500	-	(211)	2,289
Municipal securities	37,556	86	(2,229)	35,413
Other debt securities	12,500	-	(1,368)	11,132
Debt securities	52,556	86	(3,808)	48,834
Other securities	101	-	-	101
Total	$225,857	$86	$(31,444)	$194,499

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$15,134	$4	$(1,824)	$13,314
Collateralized mortgage obligations
Government sponsored enterprise issued	145,740	-	(20,975)	124,765
Private-label issued	9,041	-	(935)	8,106
Mortgage related securities	169,915	4	(23,734)	146,185

Government sponsored enterprise bonds	2,500	-	(244)	2,256
Municipal securities	37,699	428	(1,193)	36,934
Other debt securities	12,500	-	(1,338)	11,162
Debt securities	52,699	428	(2,775)	50,352
Other securities	51	-	-	51
Total	$222,665	$432	$(26,509)	$196,588

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2023, $94.7 million of the Company’s mortgage related securities were pledged as collateral to secure funding from the Federal Reserve Bank's new borrowing facility. Additionally at September 30, 2023, $198,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At  December 31, 2022, $259,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2023 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$7,296	$7,198
Due after one year through five years	10,986	10,751
Due after five years through ten years	20,145	18,467
Due after ten years	14,129	12,418
Mortgage-related securities	173,200	145,564
Other securities	101	101
Total	$225,857	$194,499

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$493	$21	$10,420	$2,075	$10,913	$2,096
Collateralized mortgage obligations:
Government sponsored enterprise issued	19,941	529	107,410	23,986	127,351	24,515
Private-label issued	-	-	6,269	1,025	6,269	1,025
Government sponsored enterprise bonds	-	-	2,289	211	2,289	211
Municipal securities	24,407	896	5,237	1,333	29,644	2,229
Other debt securities	-	-	11,132	1,368	11,132	1,368
Total	$44,841	$1,446	$142,757	$29,998	$187,598	$31,444

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$8,383	$655	$4,573	$1,169	$12,956	$1,824
Collateralized mortgage obligations:
Government sponsored enterprise issued	65,270	6,400	59,495	14,575	124,765	20,975
Private-label issued	7,012	935	-	-	7,012	935
Government sponsored enterprise bonds	2,256	244	-	-	2,256	244
Municipal securities	18,648	192	4,095	1,001	22,743	1,193
Other debt securities	2,362	138	8,800	1,200	11,162	1,338
Total	$103,931	$8,564	$76,963	$17,945	$180,894	$26,509

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 187 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2023 and December 31, 2022, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three and nine months ended September 30, 2023 and September 30, 2022, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$550,055	$469,567
Multi-family	711,660	677,981
Home equity	11,719	11,455
Construction and land	62,409	62,494
Commercial real estate	278,441	262,973
Consumer	826	774
Commercial loans	35,983	24,934
Total	$1,651,093	$1,510,178

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

Qualifying loans receivable totaling $1.24 billion and $976.7 million at September 30, 2023 and December 31, 2022, respectively, were pledged as collateral against $485.0 million and $385.7 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at September 30, 2023 and December 31, 2022.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. Loans outstanding to such parties were approximately $3.2 million as of September 30, 2023 and $2.8 million as of December 31, 2022.  None of these loans were past due or considered impaired as of September 30, 2023 or December 31, 2022.

An analysis of past due loans receivable as of September 30, 2023 and December 31, 2022 follows:

	As of September 30, 2023
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$3,620	$141	$3,926	$7,687	$542,368	$550,055
Multi-family	732	-	-	732	710,928	711,660
Home equity	159	-	37	196	11,523	11,719
Construction and land	-	-	-	-	62,409	62,409
Commercial real estate	-	129	-	129	278,312	278,441
Consumer	-	-	-	-	826	826
Commercial loans	-	-	-	-	35,983	35,983
Total	$4,511	$270	$3,963	$8,744	$1,642,349	$1,651,093

	As of December 31, 2022
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,328	$-	$3,618	$5,946	$463,621	$469,567
Multi-family	-	-	-	-	677,981	677,981
Home equity	14	-	65	79	11,376	11,455
Construction and land	-	-	-	-	62,494	62,494
Commercial real estate	-	233	-	233	262,740	262,973
Consumer	-	-	-	-	774	774
Commercial loans	3	-	-	3	24,931	24,934
Total	$2,345	$233	$3,683	$6,261	$1,503,917	$1,510,178

(1)   Includes $- and $- at September 30, 2023 and December 31, 2022, respectively, which are on non-accrual status.

(2)   Includes $- and $- at  September 30, 2023 and December 31, 2022, respectively, which are on non-accrual status.

(3)   Includes $119,000 and $624,000 at  September 30, 2023 and December 31, 2022, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023 and the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2022:

	One- to Four-Family	Multi-Family	Home Equity	Land and Construction	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2023
Balance at beginning of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757
Provision (credit) for credit losses - loans	1,412	(248)	7	(189)	(458)	36	269	829
Charge-offs	(63)	-	-	-	-	(29)	-	(92)
Recoveries	46	5	4	2	2	-	-	59
Balance at end of period	$6,138	$7,732	$185	$1,165	$2,743	$54	$536	$18,553

Nine months ended September 30, 2022
Balance at beginning of period	$3,963	$5,398	$89	$1,386	$4,482	$33	$427	$15,778
Adoption of CECL	88	100	58	886	(640)	7	(69)	430
Provision (credit) for credit losses - loans	644	1,338	29	(763)	(417)	19	(150)	700
Charge-offs	(254)	-	-	-	-	(12)	-	(266)
Recoveries	55	727	14	2	12	-	-	810
Balance at end of period	$4,496	$7,563	$190	$1,511	$3,437	$47	$208	$17,452

	One to-Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended September 30, 2023
Balance at beginning of period	$6,529	$7,425	$169	$1,060	$2,600	$53	$538	$18,374
Provision (credit) for credit losses - loans	(364)	305	16	105	142	4	(2)	206
Charge-offs	(34)	-	-	-	-	(3)	-	(37)
Recoveries	7	2	-	-	1	-	-	10
Balance at end of period	$6,138	$7,732	$185	$1,165	$2,743	$54	$536	$18,553

Three months ended September 30, 2022
Balance at beginning of period	$4,629	$7,391	$163	$1,690	$3,160	$42	$196	$17,271
Provision (credit) for credit losses - loans	44	171	23	(179)	277	12	12	360
Charge-offs	(189)	-	-	-	-	(7)	-	(196)
Recoveries	12	1	4	-	-	-	-	17
Balance at end of period	$4,496	$7,563	$190	$1,511	$3,437	$47	$208	$17,452

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments at September 30, 2023 and December 31, 2022 was $1.6 million and $1.3 million.

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

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In Thousands)
Provision (credit) for credit losses on:
Loans	$206	$360	$829	$700
Unfunded commitments	239	(28)	262	(396)
Investment securities	-	-	-	-
Total	$445	$332	$1,091	$304

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

The following tables present collateral dependent loans by portfolio segment and collateral type as of September 30, 2023 and  December 31, 2022:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	6,138	7,732	185	1,165	2,743	54	536	18,553
Allowance at end of period	$6,138	$7,732	$185	$1,165	$2,743	$54	$536	$18,553

Collateral dependent loans	$1,527	$-	$37	$-	$5,368	$-	$1,421	$8,353
Pooled loans	548,528	711,660	11,682	62,409	273,073	826	34,562	1,642,740
Total gross loans	$550,055	$711,660	$11,719	$62,409	$278,441	$826	$35,983	$1,651,093

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	4,743	7,975	174	1,352	3,199	47	267	17,757
Allowance at end of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757

Collateral dependent loans	$2,584	$-	$40	$-	$5,455	$-	$-	$8,079
Pooled loans	466,983	677,981	11,415	62,494	257,518	774	24,934	1,502,099
Total gross loans	$469,567	$677,981	$11,455	$62,494	$262,973	$774	$24,934	$1,510,178

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of September 30, 2023 and December 31, 2022:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2023
Substandard	$3,958	$-	$37	$-	$5,367	$-	$1,421	$10,783
Watch	10,277	380	142	-	269	-	-	11,068
Pass	535,820	711,280	11,540	62,409	272,805	826	34,562	1,629,242
	$550,055	$711,660	$11,719	$62,409	$278,441	$826	$35,983	$1,651,093

At December 31, 2022
Substandard	$4,209	$-	$98	$-	$5,454	$-	$61	$9,822
Watch	5,696	192	96	2,227	5,203	-	2,023	15,437
Pass	459,662	677,789	11,261	60,267	252,316	774	22,850	1,484,919
	$469,567	$677,981	$11,455	$62,494	$262,973	$774	$24,934	$1,510,178

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of September 30, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$183,187	$170,153	$46,971	$34,576	$20,290	$79,596	$1,047	$535,820
Watch	8,327	-	-	-	-	1,950	-	10,277
Substandard	890	534	-	-	-	2,534	-	3,958
Total	192,404	170,687	46,971	34,576	20,290	84,080	1,047	550,055

Multi-family
Pass	102,253	221,619	141,033	131,394	39,533	74,011	1,437	$711,280
Watch	192	-	-	-	-	188	-	380
Substandard	-	-	-	-	-	-	-	-
Total	102,445	221,619	141,033	131,394	39,533	74,199	1,437	711,660

Home equity
Pass	1,012	259	78	151	88	397	9,555	$11,540
Watch	-	-	86	-	-	-	56	142
Substandard	-	19	18	-	-	-	-	37
Total	1,012	278	182	151	88	397	9,611	11,719

Construction and land
Pass	24,833	1,186	24,831	2,166	9,196	197	-	$62,409
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	24,833	1,186	24,831	2,166	9,196	197	-	62,409

Commercial Real Estate
Pass	57,221	76,878	48,433	35,508	19,810	33,750	1,205	$272,805
Watch	-	129	-	-	140	-	-	269
Substandard	5,279	-	-	88	-	-	-	5,367
Total	62,500	77,007	48,433	35,596	19,950	33,750	1,205	278,441

Consumer
Pass	-	-	-	-	-	-	826	$826
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	826	826

Commercial
Pass	16,274	1,775	986	2,798	106	5,569	7,054	$34,562
Watch	-	-	-	-	-	-	-	-
Substandard	-	52	-	-	19	-	1,350	1,421
Total	16,274	1,827	986	2,798	125	5,569	8,404	35,983

Total Loans	$399,468	$472,604	$262,436	$206,681	$89,182	$198,192	$22,530	$1,651,093

Gross charge-offs	$63	$-	$-	$-	$-	$-	$29	$92

The following table presents total loans by risk categories and year of origination as of December 31, 2022:

	2022	2021	2020	2019	2018	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$246,437	$55,494	$37,438	$21,813	$20,580	$76,568	$1,332	$459,662
Watch	4,823	-	-	-	-	873	-	5,696
Substandard	218	1,255	519	-	-	2,217	-	4,209
Total	251,478	56,749	37,957	21,813	20,580	79,658	1,332	469,567

Multi-family
Pass	255,100	144,731	139,386	44,221	22,689	70,905	757	677,789
Watch	-	-	-	-	-	192	-	192
Substandard	-	-	-	-	-	-	-	-
Total	255,100	144,731	139,386	44,221	22,689	71,097	757	677,981

Home equity
Pass	290	81	865	104	174	82	9,665	11,261
Watch	-	96	-	-	-	-	-	96
Substandard	22	18	-	-	-	-	58	98
Total	312	195	865	104	174	82	9,723	11,455

Construction and land
Pass	2,958	49,092	2,308	5,690	123	96	-	60,267
Watch	-	-	-	2,227	-	-	-	2,227
Substandard	-	-	-	-	-	-	-	-
Total	2,958	49,092	2,308	7,917	123	96	-	62,494

Commercial Real Estate
Pass	87,971	53,788	39,015	24,795	21,467	24,595	685	252,316
Watch	1,616	-	95	2,226	1,266	-	-	5,203
Substandard	-	-	-	-	5,454	-	-	5,454
Total	89,587	53,788	39,110	27,021	28,187	24,595	685	262,973

Consumer
Pass	19	-	-	-	-	-	755	774
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	19	-	-	-	-	-	755	774

Commercial
Pass	9,385	1,228	1,256	240	936	5,622	4,183	22,850
Watch	-	-	1,928	-	-	92	3	2,023
Substandard	61	-	-	-	-	-	-	61
Total	9,446	1,228	3,184	240	936	5,714	4,186	24,934

Total Loans	$608,900	$305,783	$222,810	$101,316	$72,689	$181,242	$17,438	$1,510,178

The following presents data on restructurings of financing receivables whose borrowers are experiencing financial difficulty:

	As of September 30, 2023
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$309	1	$309	1
	$-	-	$309	1	$309	1

The following presents data on troubled debt restructurings:

	As of December 31, 2022
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$936	4	$936	4
	$-	-	$936	4	$936	4

The following presents restructurings of financing receivables whose borrowers are experiencing financial difficulty by concession type:

	As of September 30, 2023
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$309	1	$-	-	$309	1
	$309	1	$-	-	$309	1

The following presents troubled debt restructurings by concession type:

	As of December 31, 2022
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$399	2	$-	-	$399	2
Interest reduction	18	1	-	-	18	1
Principal forbearance	519	1	-	-	519	1
	$936	4	$-	-	$936	4

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty during the three or nine months ended September 30, 2023. There were no loans modified as troubled debt restructurings during the three months ended  September 30, 2022. There were two loans modified as troubled debt restructurings with a total balance of $424,000 during the nine months ended September 30, 2022.

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the three or nine months ended September 30, 2023 or  September 30, 2022.

The following table presents data on non-accrual loans as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$3,958	$4,209
Multi-family	-	-
Home equity	37	98
Construction and land	-	-
Commercial real estate	88	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$4,083	$4,307
Total non-accrual loans to total loans receivable	0.25%	0.29%
Total non-accrual loans to total assets	0.18%	0.21%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $651,000 and $795,000  at September 30, 2023 and  December 31, 2022, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Nine months ended September 30,
	2023	2022
	(In Thousands)
Mortgage servicing rights at beginning of the period	$3,445	$1,555
Additions	1,515	2,030
Amortization	(208)	(437)
Sales	(2,767)	-
Mortgage servicing rights at end of the period	1,985	3,148
Valuation allowance recovered during the period	-	7
Mortgage servicing rights at end of the period, net	$1,985	$3,155

During the nine months ended September 30, 2023, $1.58 million in residential loans were originated for sale on a consolidated basis generating mortgage banking income of $59.9 million. During the same period in the prior year, sales of loans held for sale totaled $2.12 billion, generating mortgage banking income of $83.7 million. The unpaid principal balance of loans serviced for others was $220.0 million and $409.6 million at September 30, 2023 and December 31, 2022, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $2.5 million at September 30, 2023 and $5.0 million at  December 31, 2022, respectively.

During the nine months ended September 30, 2023 the Company sold mortgage servicing rights related to $318.4 million of loans serviced for others with a book value of $2.9 million for $3.5 million resulting in a gain on sale of $583,000. During the three months ended September 30, 2023, there were no sales of mortgage servicing rights. During the three and nine months ended  September 30, 2022, there were no sales of mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ending December 31:
2023	$83
2024	346
2025	268
2026	250
2027	221
Thereafter	817
Total	$1,985

Note 5 — Deposits

At September 30, 2023 and December 31, 2022, the aggregate balance of uninsured time deposits of $250,000 or more was $122.8 million and $115.5 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at September 30, 2023 is as follows:

(In Thousands)

Within one year	$663,438
More than one to two years	66,834
More than two to three years	1,651
More than three to four years	921
More than four through five years	406
$733,250

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Bank. Such deposits amounted to $7.9 million and $9.2 million at September 30, 2023 and December 31, 2022, respectively.

Note 6 — Borrowings

Borrowings consist of the following:

September 30, 2023
Category	Term	Amount	Maturity	Rate	Rate Type	Callable/Putable	Start Date	Frequency
	(Dollars in Millions)
FHLB advances
	Long-term	$25.0	November 3, 2025	4.09%	Fixed	Putable	November 1, 2023	Quarterly
	Long-term	25.0	November 7, 2025	4.25%	Fixed	Putable	November 7, 2023	Quarterly
	Long-term	50.0	December 14, 2027	1.73%	Fixed	Putable	December 16, 2019	Single
	Long-term	25.0	July 24, 2028	3.48%	Fixed	Putable	November 24, 2023	Quarterly
	Long-term	14.0	July 27, 2028	3.52%	Fixed	Putable	November 27, 2023	Quarterly
	Long-term	10.0	August 7, 2028	3.51%	Fixed	Putable	December 7, 2023	Quarterly
	Long-term	10.0	August 8, 2028	3.52%	Fixed	Putable	December 8, 2023	Quarterly
Total FHLB long-term advances		159.0		3.15%
	Short-term	10.0	October 2, 2023	3.49%	Fixed	N/A	N/A	N/A
	Short-term	20.0	October 2, 2023	5.45%	Fixed	N/A	N/A	N/A
	Short-term	83.0	October 2, 2023	5.45%	Fixed	N/A	N/A	N/A
	Short-term	20.0	October 5, 2023	5.37%	Fixed	N/A	N/A	N/A
	Short-term	14.5	October 12, 2023	5.36%	Fixed	N/A	N/A	N/A
	Short-term	27.5	October 16, 2023	5.38%	Fixed	N/A	N/A	N/A
	Short-term	14.0	October 16, 2023	5.38%	Fixed	N/A	N/A	N/A
	Short-term	27.5	October 18, 2023	5.36%	Fixed	N/A	N/A	N/A
	Short-term	27.0	October 27, 2023	5.38%	Fixed	N/A	N/A	N/A
	Short-term	29.5	November 3, 2023	5.43%	Fixed	N/A	N/A	N/A
	Short-term	30.5	November 27, 2023	5.42%	Fixed	N/A	N/A	N/A
	Short-term	22.5	December 5, 2023	5.46%	Fixed	N/A	N/A	N/A
Total FHLB short-term advances		326.0		5.36%
Total FHLB advances		$485.0		4.63%

Short-Term Borrowings
Federal reserve bank	Short-term	$50.0	July 18, 2024	5.36%	Fixed	N/A	N/A	N/A
Federal reserve bank	Short-term	50.0	September 6, 2024	5.50%	Fixed	N/A	N/A	N/A
Total federal reserve bank		100.0		5.43%
Repurchase agreements	Revolving	2.9	N/A	8.17%	Variable	N/A	N/A	N/A
Total short-term borrowings		102.9		5.51%
Total borrowings		$587.9		4.79%

December 31, 2022
Category	Term	Amount	Maturity	Rate	Rate Type	Callable/Putable	Start Date	Frequency
	(Dollars in Millions)
FHLB advances
	Long-term	$50.0	September 22, 2025	3.50%	Fixed	Putable	September 20, 2023	Single
	Long-term	50.0	December 14, 2027	1.73%	Fixed	Putable	December 16, 2019	Single
	Long-term	25.0	November 3, 2025	4.09%	Fixed	Putable	November 1, 2023	Quarterly
	Long-term	25.0	November 7, 2025	4.25%	Fixed	Putable	November 7, 2023	Quarterly
	Long-term	25.0	November 24, 2025	3.82%	Fixed	Putable	May 22, 2023	Quarterly
	Long-term	25.0	December 1, 2032	2.35%	Fixed	Putable	March 1, 2023	Quarterly
Total FHLB long-term advances		200.0		3.12%
	Short-term	7.7	January 9, 2023	4.16%	Fixed	N/A	N/A	N/A
	Short-term	25.0	January 23, 2023	4.23%	Fixed	N/A	N/A	N/A
	Short-term	20.0	January 23, 2023	4.23%	Fixed	N/A	N/A	N/A
	Short-term	48.0	January 30, 2023	4.25%	Fixed	N/A	N/A	N/A
	Short-term	20.0	January 6, 2023	4.29%	Fixed	N/A	N/A	N/A
	Short-term	50.0	January 6, 2023	4.29%	Fixed	N/A	N/A	N/A
	Short-term	15.0	January 4, 2023	4.31%	Fixed	N/A	N/A	N/A
Total FHLB short-term advances		185.7		4.26%
Total FHLB advances		$385.7		3.67%
Short-Term Borrowings
Repurchase agreements	Revolving	$1.1	N/A	7.21%	Variable	N/A	N/A	N/A
Total short-term borrowings		1.1		7.21%
Total borrowings		$386.8		0.24%

The short-term repurchase agreement represents the outstanding portion of a total $50.0 million commitment with one unrelated bank as of September 30, 2023.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $2.9 million balance at September 30, 2023 and a $1.1 million balance at December 31, 2022.

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

The Federal Reserve Bank (“FRB”) created a new borrowing facility called the Bank Term Funding Program.  This program allows a bank to borrow against its investment portfolio, at par value, with no reduction for unrealized losses.  The term is for one year and interest rate is fixed at the time the advance is taken and there is no prepayment penalty.  Allowable investments for pledge are those the FRB can own.  This would include all of the Company’s investment securities except municipal securities, private label bonds, and corporate bonds.  At September 30, 2023, the Company had $62.7 million in unused borrowing capacity under this program.  The program expires on March 11, 2024.

At September 30, 2023, the Company had approximately $291.0 million in unused borrowing capacity at the FHLB.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 78% of the carrying value of unencumbered one- to four-family mortgage loans, 73% of the carrying value of multi-family loans and 62% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $23.4 million at September 30, 2023 and $17.4 million at  December 31, 2022, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of September 30, 2023, the Bank was considered well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of September 30, 2023 and December 31, 2022 are presented in the tables below:

	September 30, 2023
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$389,638	21.72%	$143,550	8.00%	$188,400	10.50%	N/A	N/A
Waterstone Bank	357,685	19.93%	143,550	8.00%	188,400	10.50%	179,432	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	369,484	20.59%	107,660	6.00%	152,520	8.50%	N/A	N/A
Waterstone Bank	337,531	18.81%	107,660	6.00%	152,520	8.50%	143,545	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	369,484	20.59%	80,740	4.50%	125,600	7.00%	N/A	N/A
Waterstone Bank	337,531	18.81%	80,740	4.50%	125,600	7.00%	116,631	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	369,484	16.72%	88,380	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	337,531	15.28%	88,380	4.00%	N/A	N/A	110,474	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	337,531	15.22%	133,020	6.00%	N/A	N/A	N/A	N/A

	December 31, 2022
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$407,099	24.36%	$133,709	8.00%	$175,493	10.50%	N/A	N/A
Waterstone Bank	359,623	21.52%	133,690	8.00%	175,468	10.50%	167,112	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	389,342	23.29%	100,281	6.00%	142,065	8.50%	N/A	N/A
Waterstone Bank	341,866	20.46%	100,267	6.00%	142,045	8.50%	133,690	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	389,342	23.29%	75,211	4.50%	116,995	7.00%	N/A	N/A
Waterstone Bank	341,866	20.46%	75,200	4.50%	116,978	7.00%	108,623	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	389,342	19.45%	80,080	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	341,866	17.08%	80,080	4.00%	N/A	N/A	100,100	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	341,866	16.87%	121,624	6.00%	N/A	N/A	N/A	N/A

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

	September 30, 2023	December 31, 2022
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$31,047	$61,223
Commitments to extend credit under home equity lines of credit (2)	11,219	9,550
Unused portion of construction loans (3)	91,291	48,530
Unused portion of business lines of credit	11,343	17,356
Standby letters of credit	688	1,516

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of  September 30, 2023 and  December 31, 2022. Please see Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $2.0 million as of September 30, 2023 and December 31, 2022.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

September 30, 2023
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$316.5	Other assets	$3.3	Other liabilities	$1.0
Interest rate locks	219.7	Other assets	0.6	Other liabilities	-
Interest rate swaps	88.8	Other assets	16.0	Other liabilities	16.0

December 31, 2022
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$296.0	Other assets	$1.9	Other liabilities	$3.6
Interest rate locks	203.1	Other assets	0.7	Other liabilities	-
Interest rate swaps	90.5	Other assets	14.2	Other liabilities	14.2

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

Interest Rate Swaps

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of September 30, 2023 and December 31, 2022, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of September 30, 2023 and December 31, 2022.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at September 30, 2023 and at December 31, 2022.

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

There were 199,000 and 158,000 antidilutive shares of common stock for the three months ended September 30, 2023 and 2022, respectively. There were 162,000 and 127,000 antidilutive shares of common stock for the nine months ended  September 30, 2023 and 2022, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In Thousands, except per share amounts)

Net income	$3,253	$5,270	$9,415	$18,552

Weighted average shares outstanding	19,998	21,342	20,420	22,193
Effect of dilutive potential common shares	24	112	53	130
Diluted weighted average shares outstanding	$20,022	$21,454	$20,473	$22,323

Basic earnings per share	$0.16	$0.25	$0.46	$0.84
Diluted earnings per share	$0.16	$0.25	$0.46	$0.83

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

The following table presents information about our assets recorded in the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	September 30, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$10,913	$-	$10,913	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	127,351	-	127,351	-
Private-label issued	7,300	-	7,300	-
Government sponsored enterprise bonds	2,289	-	2,289	-
Municipal securities	35,413	-	35,413	-
Other debt securities	11,132	-	11,132	-
Other securities	101	-	101	-
Loans held for sale	157,421	-	157,421	-
Mortgage banking derivative assets	3,870	-	-	3,870
Interest rate swap assets	16,000	-	16,000	-
Liabilities
Mortgage banking derivative liabilities	994	-	-	994
Interest rate swap liabilities	16,000	-	16,000	-

		Fair Value Measurements Using

	December 31, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$13,314	$-	$13,314	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	124,765	-	124,765	-
Private-label issued	8,106	-	8,106	-
Government sponsored enterprise bonds	2,256	-	2,256	-
Municipal securities	36,934	-	36,934	-
Other debt securities	11,162	-	11,162	-
Other securities	51	-	51	-
Loans held for sale	131,188	-	131,188	-
Mortgage banking derivative assets	2,619	-	-	2,619
Interest rate swap assets	14,226	-	14,226	-
Liabilities
Mortgage banking derivative liabilities	3,613	-	-	3,613
Interest rate swap liabilities	14,226	-	14,226	-

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$2,504	$(143)	$(994)	$4,369
Mortgage derivative gain (loss), net	372	3,062	3,870	(1,450)
Mortgage derivative, net balance at the end of the period	$2,876	$2,919	$2,876	$2,919

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about assets recorded in the consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$372	$-	$-	$372

		Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$145	$-	$-	$145

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2023 and  December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	September 30,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2023	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$2,876	Pricing models	Pull through rate	30.8%	100.0%	90.0%
Real estate owned	372	Market approach	Discount rates applied to appraisals	34.8%	81.8%	63.0%

	December 31,
	2022
Mortgage banking derivatives	$(994)	Pricing models	Pull through rate	20.6%	100.0%	89.2%
Real estate owned	145	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	September 30, 2023					December 31, 2022
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$62,293	$62,293	$62,293	$-	$-	$46,642	$46,642	$46,642	$-	$-
Loans receivable	1,651,093	1,499,165	-	-	1,499,165	1,510,178	1,403,429	-	-	1,403,429
FHLB stock	23,414	23,414	23,414	-	-	17,357	17,357	17,357	-	-
Accrued interest receivable	7,021	7,021	7,021	-	-	5,725	5,725	5,725	-	-
Mortgage servicing rights	1,985	2,462	-	-	2,462	3,444	5,001	-	-	5,001

Financial Liabilities
Deposits	1,205,162	1,203,809	471,912	731,897	-	1,199,012	1,194,559	556,741	637,818	-
Advance payments by borrowers for taxes	28,238	28,238	28,238	-	-	5,334	5,334	5,334	-	-
Borrowings	587,917	577,275	-	577,275	-	386,784	377,275	-	377,275	-
Accrued interest payable	3,082	3,082	3,082	-	-	1,358	1,358	1,358	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at September 30, 2023 and December 31, 2022.

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

Presented below is the segment information:

	As of or for the three months ended September 30, 2023
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$12,431	$(550)	$108	$11,989
Provision for credit losses	445	-	-	445
Net interest income (expense) after provision for credit losses	11,986	(550)	108	11,544

Noninterest income:	966	21,452	(188)	22,230

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,618	17,186	(216)	21,588
Occupancy, office furniture and equipment	852	1,141	-	1,993
Advertising	200	716	-	916
Data processing	672	551	6	1,229
Communications	70	173	-	243
Professional fees	176	564	5	745
Real estate owned	1	-	-	1
Loan processing expense	-	722	-	722
Other	703	1,935	(54)	2,584
Total noninterest expenses	7,292	22,988	(259)	30,021
Income (loss) before income tax expense (benefit)	5,660	(2,086)	179	3,753
Income tax expense (benefit)	1,121	(657)	36	500
Net income (loss)	$4,539	$(1,429)	$143	$3,253

Total Assets	$2,181,155	$202,785	$(162,582)	$2,221,358

	As of or for the three months ended September 30, 2022
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$15,507	$(155)	$46	$15,398
Provision for credit losses	234	98	-	332
Net interest income (expense) after provision for credit losses	15,273	(253)	46	15,066

Noninterest income:	1,116	27,305	(1,017)	27,404

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,424	21,864	(114)	26,174
Occupancy, office furniture and equipment	955	1,341	-	2,296
Advertising	213	924	-	1,137
Data processing	539	543	2	1,084
Communications	108	194	-	302
Professional fees	123	265	5	393
Real estate owned	1	-	-	1
Loan processing expense	-	1,120	-	1,120
Other	1,477	2,571	(861)	3,187
Total noninterest expenses	7,840	28,822	(968)	35,694
Income (loss) before income tax expense (benefit)	8,549	(1,770)	(3)	6,776
Income tax expense (benefit)	1,983	(470)	(7)	1,506
Net income (loss)	$6,566	$(1,300)	$4	$5,270

Total Assets	$1,904,785	$250,301	$(180,035)	$1,975,051

	As of or for the nine months ended September 30, 2023
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$39,677	$(1,454)	$236	$38,459
Provision for credit losses	991	100	-	1,091
Net interest income (expense) after provision for credit losses	38,686	(1,554)	236	37,368

Noninterest income:	3,493	62,444	(1,628)	64,309

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	14,469	50,214	(648)	64,035
Occupancy, office furniture and equipment	2,756	3,546	-	6,302
Advertising	614	2,135	-	2,749
Data processing	1,875	1,547	19	3,441
Communications	220	499	-	719
Professional fees	540	1,218	21	1,779
Real estate owned	3	-	-	3
Loan processing expense	-	2,672	-	2,672
Other	3,240	6,252	(1,142)	8,350
Total noninterest expenses	23,717	68,083	(1,750)	90,050
Income (loss) before income tax expense (benefit)	18,462	(7,193)	358	11,627
Income tax expense (benefit)	3,903	(1,785)	94	2,212
Net income (loss)	$14,559	$(5,408)	$264	$9,415

	As of or for the nine months ended September 30, 2022
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$40,869	$398	$76	$41,343
Provision for credit losses	53	251	-	304
Net interest income after provision for credit losses	40,816	147	76	41,039

Noninterest income:	4,188	86,035	(1,763)	88,460

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	14,232	63,613	(343)	77,502
Occupancy, office furniture and equipment	2,768	3,772	-	6,540
Advertising	684	2,320	-	3,004
Data processing	1,678	1,744	8	3,430
Communications	265	635	-	900
Professional fees	355	825	23	1,203
Real estate owned	6	-	-	6
Loan processing expense	-	3,685	-	3,685
Other	3,083	7,613	(1,288)	9,408
Total noninterest expenses	23,071	84,207	(1,600)	105,678
Income (loss) before income tax expense (benefit)	21,933	1,975	(87)	23,821
Income tax expense (benefit)	4,808	485	(24)	5,269
Net income (loss)	$17,125	$1,490	$(63)	$18,552

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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. as supplemented by the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and nine months ended September 30, 2023 and 2022 and the financial condition as of September 30, 2023 compared to the financial condition as of December 31, 2022.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and nine months ended September 30, 2023 and 2022, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Recent Industry Developments

During 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains stable. The Company’s total deposits increased by 0.5% as compared to December 31, 2022, to $1.21 billion at September 30, 2023. Deposits increased $18.2 million, or 1.5%, during the three months ended September 30, 2023. The Company also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company remains well capitalized for regulatory purposes with a Total Capital ratio of 21.72% as of September 30, 2023.

On July 1, 2023, Wisconsin’s Governor signed the State Budget, retroactive to January 1, 2023, which included language that provides financial institutions with an exemption from state taxable income for interest, fees, and penalties earned on business or agriculture purpose loans where the borrower resides, or is located, in the state of Wisconsin and that are $5 million or less. The Company is not able to calculate a reasonable estimate of the impact of this law until further information regarding the criteria is published from the Wisconsin Department of Revenue. If we are allowed to exclude current taxable income, we would expect to decrease our 2023 effective income tax rate and potentially reduce our deferred tax asset with a one-time charge to income tax expense to reflect the reduction in state income taxes.  The Company will calculate an estimate once more details are provided.

Significant Items

There were no significant items that impacted earnings for the three and nine months ended September 30, 2023 and 2022.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended September 30, 2023 and 2022

Net income totaled $4.5 million for the three months ended September 30, 2023 compared to $6.6 million for the three months ended September 30, 2022. Net interest income decreased $3.1 million to $12.4 million for the three months ended September 30, 2023 compared to $15.5 million for the three months ended September 30, 2022.  Interest expense on deposits and borrowings increased $11.7 million as replacement rates increased in the rising interest rate environment. Offsetting the increase in interest expense on deposit and borrowings, interest income on loans increased $8.0 million as replacement rates and average loans held for investment balances were higher than in the prior year and interest income on debt securities, federal funds sold and short-term investments increased due to the increase in the average balance and replacement rates.

There was a provision for credit losses of $445,000 for the three months ended September 30, 2023 compared to a provision for credit losses of $234,000 for the three months ended September 30, 2022. The provision for credit losses of $445,000 consisted of a $206,000 provision related to loans and $239,000 provision related to unfunded commitments for the three months ended September 30, 2023. During the three months ended September 30, 2023, the increase related to loans was primarily due to an increase in originations and loan balance and the increase in provision related to unfunded commitments was primarily due to an increase in the loan pipeline. We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

Compensation, payroll taxes, and other employee benefits expense increased $194,000 to $4.6 million compared to the quarter ending September 30, 2022 primarily due to an increase in salaries due to annual raises that took place at the beginning of the year. Other noninterest expense decreased $774,000 to $703,000 as certain loan fees paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans decreased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2023 and 2022

Net loss totaled $1.4 million for the three months ended September 30, 2023 compared to net loss of $1.3 million for the three months ended September 30, 2022. We originated $597.6 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended September 30, 2023, which represents a decrease of $132.3 million, or 18.1%, from the $729.9 million originated during the three months ended September 30, 2022. The decrease in loan production volume was driven by a $117.5 million, or 19.0%, decrease in purchase products and a $14.8 million decrease in refinance products as mortgage rates have increased over the past year along with inventory constraints in the market and housing affordability. Total mortgage banking noninterest income decreased $5.9 million, or 21.4%, to $21.5 million during the three months ended September 30, 2023 compared to $27.3 million during the three months ended September 30, 2022.  The decrease in mortgage banking noninterest income was related to a 18.1% decrease in volume and a 2.3% decrease in gross margin on loans originated and sold for the three months ended September 30, 2023 compared to September 30, 2022.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 95.4% of total originations during the three months ended September 30, 2023, compared to 94.2% of total originations during the three months ended September 30, 2022, respectively, as refinance demand decelerated due to an increase in interest rates over the past year.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 39.2% and 60.8% of all loan originations, respectively, during the three months ended September 30, 2023, compared to 33.3% and 66.7% of all loan originations, respectively, during the three months ended September 30, 2022.

Total compensation, payroll taxes and other employee benefits decreased $4.7 million, or 21.4%, to $17.2 million for the three months ended September 30, 2023 compared to $21.9 million for the three months ended September 30, 2022. The decrease in compensation expense was primarily related to decreased commission expense and salaries driven by decreased loan origination volume and reduction in headcount.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended September 30,
	2023	2022
	(Dollars In Thousands, except per share amounts)

Net income	$3,253	$5,270
Earnings per share - basic	0.16	0.25
Earnings per share - diluted	0.16	0.25
Annualized return on average assets	0.58%	1.08%
Annualized return on average equity	3.63%	5.38%

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

	Three months ended September 30,
	2023			2022
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,797,233	$23,825	5.26%	$1,492,462	$16,235	4.32%
Mortgage related securities(2)	174,202	1,060	2.41%	172,807	903	2.07%
Debt securities, federal funds sold and short-term investments(2) (3)	132,935	1,570	4.69%	162,211	1,027	2.51%
Total interest-earning assets	2,104,370	26,455	4.99%	1,827,480	18,165	3.94%

Noninterest-earning assets	105,714			114,274
Total assets	$2,210,084			$1,941,754

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$90,623	26	0.11%	$75,058	16	0.08%
Money market and savings accounts	306,806	1,190	1.54%	398,643	208	0.21%
Time deposits	719,708	6,226	3.43%	586,012	757	0.51%
Total interest-bearing deposits	1,117,137	7,442	2.64%	1,059,713	981	0.37%
Borrowings	584,764	6,946	4.71%	296,111	1,746	2.34%
Total interest-bearing liabilities	1,701,901	14,388	3.35%	1,355,824	2,727	0.80%

Noninterest-bearing liabilities
Noninterest-bearing deposits	106,042			153,591
Other noninterest-bearing liabilities	46,805			43,683
Total noninterest-bearing liabilities	152,847			197,274
Total liabilities	1,854,748			1,553,098
Equity	355,336			388,656
Total liabilities and equity	$2,210,084			$1,941,754

Net interest income / Net interest rate spread (4)		12,067	1.64%		15,438	3.14%
Less: taxable equivalent adjustment		78	0.02%		40	0.01%
Net interest income, as reported		$11,989	1.62%		$15,398	3.13%
Net interest-earning assets (5)	$402,469			$477,968
Net interest margin (6)			2.26%			3.34%
Tax equivalent effect			0.02%			0.01%
Net interest margin on a fully tax equivalent basis			2.28%			3.35%
Average interest-earning assets to average interest-bearing liabilities			123.65%			134.79%

__________

(1)	Interest income includes net deferred loan fee amortization income of $179,000 and $113,000 for the three months ended September 30, 2023 and 2022, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2023 and 2022. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 4.45% and 2.41% for the three months ended September 30, 2023 and 2022, respectively.

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

	Three months ended September 30,
	2023 versus 2022
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$3,675	$3,915	$7,590
Mortgage related securities(3)	7	150	157
Other earning assets(3) (4)	(211)	754	543
Total interest-earning assets	3,471	4,819	8,290

Interest expense:
Demand accounts	3	7	10
Money market and savings accounts	(58)	1,040	982
Time deposits	209	5,260	5,469
Total interest-bearing deposits	154	6,307	6,461
Borrowings	2,551	2,649	5,200
Total interest-bearing liabilities	2,705	8,956	11,661
Net change in net interest income	$766	$(4,137)	$(3,371)

______________

(1)	Interest income includes net deferred loan fee amortization income of $179,000 and $113,000 for the three months ended September 30, 2023 and 2022, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2023 and September 30, 2022.

Net interest income decreased $3.4 million, or 22.1%, to $12.0 million during the three months ended September 30, 2023 compared to $15.4 million during the three months ended September 30, 2022 primarily due to the increased cost of funds as a result of the rising interest rate environment.

●

Interest income on loans increased $7.6 million, or 46.8%, to $23.8 million due primarily to a 94 basis point increase in average yield on loans as interest rates continued to increase over the past year and an increase in average loan balance as loans held for investment increased. The increase in average loan balance was driven by an increase of a $316.3 million, or 24.1%, in the average balance of loans held for investment offset by a decrease of $11.5 million, or 6.3%, in average loans held for sale.

●

Interest expense on time deposits increased $5.5 million, or 722.5%, to $6.2 million primarily due to a 292 basis point increase in average cost of time deposits. Additionally, the average balance of time deposits increased $133.7 million compared to the prior year period.

●

Interest expense on money market, savings, and escrow accounts increased $982,000, or 472.1%, to $1.2 million due primarily to a 133 basis point increase in average cost of money market, savings, and escrow accounts as the account mix shifted towards more savings accounts. Partially offsetting the increase in average cost, the average balance decreased $91.8 million.

●

Interest expense on borrowings increased $5.2 million, or 297.8%, to $6.9 million due to a 237 basis point increase in the cost of borrowings during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as the federal funds rate increased over the past year. Additionally, the average balance increased $288.7 million to $584.8 million during the three months ended September 30, 2023, compared to $296.1 million during the three months ended September 30, 2022.

Provision for Credit Losses

There was a provision for credit losses of $445,000 for the three months ended September 30, 2023 compared to a $332,000 provision for credit losses for the three months ended September 30, 2022. The $445,000 provision for credit losses consisted of a $206,000 provision related to loans and a provision related to unfunded commitments of $239,000 for the three months ended September 30, 2023. During the three months ended September 30, 2023, the increase related to loans was primarily due to an increase in originations and loan balance and the increase in provision related to unfunded commitments was primarily due to an increase in the loan pipeline. We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

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

Noninterest Income

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$450	$529	$(79)	(14.9)%
Increase in cash surrender value of life insurance	334	354	(20)	(5.6)%
Mortgage banking income	21,172	26,064	(4,892)	(18.8)%
Other	274	457	(183)	(40.0)%
Total noninterest income	$22,230	$27,404	$(5,174)	(18.9)%

Total noninterest income decreased $5.2 million, or 18.9%, to $22.2 million during the three months ended September 30, 2023 compared to $27.4 million during the three months ended September 30, 2022. The decrease resulted primarily from decreases in mortgage banking noninterest income and other income.

●	The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $73.1 million, or 73.1%, to $598.1 million during the three months ended September 30, 2023 compared to $671.2 million during the three months ended September 30, 2022. Gross margin on loans originated and sold decreased 2.3% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2023 and 2022" above for additional discussion of the decrease in mortgage banking income.
●	The decrease in other noninterest income was due primarily to a decrease in mortgage servicing fee income. During the quarter ended March 31, 2023, the Company sold mortgage servicing rights related to $318.4 million in loans serviced for third parties. As of September 30, 2023 and September 30, 2022, the Company maintained servicing rights related to $220.0 million and $378.7 million, respectively, in loans previously sold to third parties.

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$21,588	$26,174	$(4,586)	(17.5)%
Occupancy, office furniture, and equipment	1,993	2,296	(303)	(13.2)%
Advertising	916	1,137	(221)	(19.4)%
Data processing	1,229	1,084	145	13.4%
Communications	243	302	(59)	(19.5)%
Professional fees	745	393	352	89.6%
Real estate owned	1	1	-	N/A
Loan processing expense	722	1,120	(398)	(35.5)%
Other	2,584	3,187	(603)	(18.9)%
Total noninterest expenses	$30,021	$35,694	$(5,673)	(15.9)%

Total noninterest expenses decreased $5.7 million, or 15.9%, to $30.0 million during the three months ended September 30, 2023 compared to $35.7 million during the three months ended September 30, 2022.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $4.7 million, or 21.4%, to $17.2 million during the three months ended September 30, 2023. The decrease in compensation expense was primarily related to decreased commission expense and salary expense driven by decreased loan origination volume and a reduction in headcount.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $194,000, or 4.4%, to $4.6 million during the three months ended September 30, 2023. The increase was due primarily to an increase in salaries from annual raises that took place at the beginning of the year.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $200,000 to $1.1 million during the three months ended September 30, 2023, primarily resulting from decreased computer equipment and rent expenses.
●	Occupancy, office furniture and equipment expense at the community banking segment decreased $103,000 to $852,000 during the three months ended September 30, 2023. The decrease was due primarily to decreased computer expenses and maintenance costs.
●	Advertising expense decreased $221,000, or 19.4%, to $916,000 during the three months ended September 30, 2023. The decrease was primarily due to advertising expenses at the mortgage banking segment due to the decreased activity in the mortgage industry.
●

Data processing expense increased $145,000, or 13.4%, to $1.2 million during the three months ended September 30, 2023. The increases at the mortgage banking and the community banking segments were due to additional investments in technology.

●	Professional fees increased $352,000 to $745,000 during the three months ended September 30, 2023. The increase related to an increase in legal fees at the mortgage banking segment. In July 2022, a complaint was filed by Mutual of Omaha Mortgage, Inc. asserting claims against Waterstone Mortgage Corporation relating to certain employees hired by Waterstone Mortgage Corporation who previously worked for Mutual. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims. Given the current stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, nor is it able to estimate the range of any possible loss.
●	Loan processing expense decreased $398,000 to $722,000 during the three months ended September 30, 2023. The decrease was primarily due to a decrease in loan applications and fundings.
●	Other noninterest expense decreased $603,000, or 18.9%, to $2.6 million during the three months ended September 30, 2023. The decrease at the mortgage banking segment primarily related to decreases in mortgage servicing rights amortization, travel, and meeting expenses.

Income Taxes

Income tax expense totaled $500,000 for the three months ended September 30, 2023 compared to $1.5 million during the three months ended September 30, 2022. Income tax expense was recognized on the statement of income during the three months ended September 30, 2023 at an effective rate of 13.3% of pretax income and during the three months ended September 30, 2022 at an effective rate of 22.2% of pretax income. The decrease in the effective rate was primarily due to the permanent deductions being a greater percentage of pretax income as pretax income continues to decrease compared to prior year.

Comparison of Community Banking Segment Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Net income totaled $14.6 million for the nine months ended September 30, 2023 compared to $17.1 million for the nine months ended September 30, 2022. Net interest income decreased $1.2 million to $39.7 million for the nine months ended September 30, 2023 compared to $40.9 million for the nine months ended September 30, 2022.  Interest income on loans increased as replacement rates and average loans held for investment balances were higher than in the prior year and interest income on mortgage-related securities and debt securities, federal funds sold and short-term investments increased due to the increase in the average balance and replacement rates. Offsetting the increases in interest income, interest expense on deposits and borrowings increased as replacement rates and average balances increased.

There was a provision for credit losses of $991,000 for the nine months ended September 30, 2023 compared to a $53,000 provision for credit losses for the nine months ended September 30, 2022. The provision for credit losses of $991,000 consisted of a $729,000 provision related to loans and a $262,000 of provision related to unfunded commitments for the nine months ended September 30, 2023. The provision for credit losses related to loans increased primarily due to loan growth in the portfolio and the pipeline.  During the nine months ended September 30, 2023, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

Total noninterest income decreased $695,000 to $3.5 million during the nine months ended September 30, 2023 due primarily to a decrease in prepayment penalties on loans and gain from death benefit received on one bank-owned life insurance policy during the nine months ended September 30, 2022.

Compensation, payroll taxes, and other employee benefits expense increased $237,000 to $14.5 million primarily due to an increase in salaries due to annual raises that took place at the beginning of the year. Other noninterest expense increased $157,000 to $3.2 million as the FDIC insurance premiums increased starting in 2023.

Comparison of Mortgage Banking Segment Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Net loss totaled $5.4 million for the nine months ended September 30, 2023 compared to net income of $1.5 million for the nine months ended September 30, 2022. We originated $1.66 billion in mortgage loans held for sale (including sales to the community banking segment) during the nine months ended September 30, 2023, which represents a decrease of $553.5 million, or 25.0%, from the $2.22 billion originated during the nine months ended September 30, 2022. The decrease in loan production volume was driven by a $212.5 million, or 76.5%, decrease in refinance products as mortgage rates have increased over the past year. Mortgage purchase products decreased $341.0 million, or 17.6%, due to inventory constraints in the market, affordability, and interest rate increases. Total mortgage banking noninterest income decreased $23.6 million, or 27.4%, to $62.4 million during the nine months ended September 30, 2023 compared to $86.0 million during the nine months ended September 30, 2022.  The decrease in mortgage banking noninterest income was related to a 27.4% decrease in volume and a 3.7% decrease in gross margin on loans originated and sold for the nine months ended September 30, 2023 compared to September 30, 2022.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 96.1% of total originations during the nine months ended September 30, 2023, compared to 87.5% of total originations during the nine months ended September 30, 2022, respectively, as refinance demand decelerated due to an increase in interest rates over the past year.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 37.9% and 62.1% of all loan originations, respectively, during the nine months ended September 30, 2023, compared to 27.8% and 72.2% of all loan originations, respectively, during the nine months ended September 30, 2022.

Total compensation, payroll taxes and other employee benefits decreased $13.4 million, or 21.1%, to $50.2 million for the nine months ended September 30, 2023 compared to $63.6 million for the nine months ended September 30, 2022. The decrease in compensation expense was primarily related to decreased commission expense and salaries driven by decreased loan origination volume and reduction in headcount.

Consolidated Waterstone Financial, Inc. Results of Operations

	Nine months ended September 30,
	2023	2022
	(Dollars In Thousands, except per share amounts)

Net income	$9,415	$18,552
Earnings per share - basic	0.46	0.84
Earnings per share - diluted	0.46	0.83
Annualized return on average assets	0.59%	1.22%
Annualized return on average equity	3.46%	6.09%

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

	Nine months ended September 30,
	2023			2022
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,737,580	$65,860	5.07%	$1,429,736	$44,281	4.14%
Mortgage related securities(2)	172,134	2,972	2.31%	160,014	2,326	1.94%
Debt securities, federal funds sold and short-term investments(2) (3)	124,093	3,917	4.22%	315,743	3,067	1.30%
Total interest-earning assets	2,033,807	72,749	4.78%	1,905,493	49,674	3.49%

Noninterest-earning assets	107,009			120,050
Total assets	$2,140,816			$2,025,543

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$76,192	56	0.10%	$71,842	45	0.08%
Money market and savings accounts	311,478	3,278	1.41%	405,105	611	0.20%
Time deposits	688,110	14,151	2.75%	593,556	1,855	0.42%
Total interest-bearing deposits	1,075,780	17,485	2.17%	1,070,503	2,511	0.31%
Borrowings	526,532	16,570	4.21%	353,616	5,717	2.16%
Total interest-bearing liabilities	1,602,312	34,055	2.84%	1,424,119	8,228	0.77%

Noninterest-bearing liabilities
Noninterest-bearing deposits	126,407			153,523
Other noninterest-bearing liabilities	48,003			40,685
Total noninterest-bearing liabilities	174,410			194,208
Total liabilities	1,776,722			1,618,327
Equity	364,094			407,216
Total liabilities and equity	$2,140,816			$2,025,543

Net interest income / Net interest rate spread (4)		38,694	1.94%		41,446	2.72%
Less: taxable equivalent adjustment		235	0.01%		103	0.01%
Net interest income, as reported		$38,459	1.93%		$41,343	2.71%
Net interest-earning assets (5)	$431,495			$477,968
Net interest margin (6)			2.53%			2.90%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a fully tax equivalent basis			2.54%			2.91%
Average interest-earning assets to average interest-bearing liabilities			126.93%			133.80%

__________

(1)	Interest income includes net deferred loan fee amortization income of $474,000 and $495,000 for the nine months ended September 30, 2023 and 2022, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2023 and 2022. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 3.97% and 1.26% for the nine months ended September 30, 2023 and 2022, respectively.

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

	Nine months ended September 30,
	2023 versus 2022
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$10,561	$11,018	$21,579
Mortgage related securities(3)	183	463	646
Other earning assets(3) (4)	(2,762)	3,612	850
Total interest-earning assets	7,982	15,093	23,075

Interest expense:
Demand accounts	2	9	11
Money market and savings accounts	(172)	2,839	2,667
Time deposits	343	11,953	12,296
Total interest-bearing deposits	173	14,801	14,974
Borrowings	3,690	7,163	10,853
Total interest-bearing liabilities	3,863	21,964	25,827
Net change in net interest income	$4,119	$(6,871)	$(2,752)

______________

(1)	Interest income includes net deferred loan fee amortization income of $474,000 and $495,000 for the nine months ended September 30, 2023 and 2022, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2023 and September 30, 2022.

Net interest income decreased $2.9 million, or 7.0%, to $38.5 million during the nine months ended September 30, 2023 compared to $41.3 million during the nine months ended September 30, 2022.

●

Interest income on loans increased $21.6 million, or 48.7%, to $65.9 million due primarily to a 93 basis point increase in average yield on loans as interest rates continued to increase over the past year and an increase in average loan balance as loans held for investment increased. The increase in average loan balance was driven by an increase of a $327.4 million, or 26.1%, in the average balance of loans held for investment offset by a decrease of $19.6 million, or 11.2%, in average loans held for sale.

●

Interest expense on time deposits increased $12.3 million, or 662.9%, to $14.2 million primarily due to a 233 basis point increase in average cost of time deposits. Additionally, the average balance of time deposits increased $94.6 million compared to the prior year period.

●

Interest expense on money market, savings, and escrow accounts increased $2.7 million, or 436.5%, to $3.3 million due primarily to a 121 basis point increase in average cost of money market, savings, and escrow accounts as the account mix shifted towards more savings accounts. Partially offsetting the increase in average cost, the average balance decreased $93.6 million.

●

Interest expense on borrowings increased $10.9 million, or 189.8%, to $16.6 million due to a 205 basis point increase in the cost of borrowings during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as the federal funds rate increased over the past year. Additionally, the average balance increased $172.9 million to $526.5 million during the nine months ended September 30, 2023, compared to $353.6 million during the nine months ended September 30, 2022.

Provision for Credit Losses

There was a provision for credit losses of $1.1 million for the nine months ended September 30, 2023 compared to a provision for credit losses of $304,000 for the nine months ended September 30, 2022. The $1.1 million provision for credit losses consisted of a $829,000 provision related to loans and a $262,000 provision related to unfunded commitments for the nine months ended September 30, 2023. The provision for credit losses related to loans and unfunded commitments increased primarily due to loan growth in the portfolio and pipeline. During the nine months ended September 30, 2023, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.  The increase on the unfunded commitments is due to the increase in unfunded commitments balance.

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

Noninterest Income

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$1,491	$1,705	$(214)	(12.6)%
Increase in cash surrender value of life insurance	1,373	1,394	(21)	(1.5)%
Mortgage banking income	59,856	83,749	(23,893)	(28.5)%
Other	1,589	1,612	(23)	(1.4)%
Total noninterest income	$64,309	$88,460	$(24,151)	(27.3)%

Total noninterest income decreased $24.2 million, or 27.3%, to $64.3 million during the nine months ended September 30, 2023 compared to $88.5 million during the nine months ended September 30, 2022. The decrease resulted primarily from decreases in mortgage banking noninterest income and service charges on loans and deposits.

●	The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $541.0 million, or 25.6%, to $1.58 billion during the nine months ended September 30, 2023 compared to $2.12 billion during the nine months ended September 30, 2022. Gross margin on loans originated and sold decreased 3.7% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Nine Months Ended September 30, 2023 and 2022" above for additional discussion of the decrease in mortgage banking income.
●	The decrease in other noninterest income was due primarily to an decrease in mortgage servicing fee income and gain from death benefit decreased as there was a gain recorded on one bank owned life insurance policy during the nine months ended September 30, 2022 compared to none during the nine months ended September 30, 2023. Offsetting the decreases, the Company sold mortgage servicing rights related to $318.4 million in loans serviced for third parties during the nine months ended September 30, 2023. The sale generated $3.5 million in net proceeds and a $583,000 gain. There were no comparable sales during the nine months ended September 30, 2022. As of September 30, 2023 and September 30, 2022, the Company maintained servicing rights related to $220.0 million and $378.7 million, respectively, in loans previously sold to third parties.

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$64,035	$77,502	$(13,467)	(17.4)%
Occupancy, office furniture, and equipment	6,302	6,540	(238)	(3.6)%
Advertising	2,749	3,004	(255)	(8.5)%
Data processing	3,441	3,430	11	0.3%
Communications	719	900	(181)	(20.1)%
Professional fees	1,779	1,203	576	47.9%
Real estate owned	3	6	(3)	(50.0)%
Loan processing expense	2,672	3,685	(1,013)	(27.5)%
Other	8,350	9,408	(1,058)	(11.2)%
Total noninterest expenses	$90,050	$105,678	$(15,628)	(14.8)%

Total noninterest expenses decreased $15.6 million, or 14.8%, to $90.1 million during the nine months ended September 30, 2023 compared to $105.7 million during the nine months ended September 30, 2022.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $13.4 million, or 21.1%, to $50.2 million during the nine months ended September 30, 2023. The decrease in compensation expense was primarily related to decreased commission expense and salary expense driven by decreased loan origination volume and a reduction in headcount.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $237,000, or 1.7%, to $14.5 million during the nine months ended September 30, 2023. The increase was due primarily to an increase in salaries from annual raises that took place at the beginning of the year.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $226,000 to $3.5 million during the nine months ended September 30, 2023, primarily resulting from decreased computer equipment expenses.
●	Occupancy, office furniture and equipment expense at the community banking segment increased $12,000 to $2.8 million during the nine months ended September 30, 2023. The increase was due primarily to increased snow removal expense offset by a decrease in depreciation expense.
●	Advertising expense decreased $255,000, or 8.5%, to $2.7 million during the nine months ended September 30, 2023. This decrease was primarily due to advertising at the community banking segment decreasing as marketing campaigns started off slower compared to prior year and a shift to other cost effective advertising channels. Additionally, the mortgage banking segment decreased as the mortgage activity has decreased due to interest rates, housing affordability, and inventory constraints.
●	Professional fees increased $576,000 to $1.8 million during the nine months ended September 30, 2023. The increase related to an increase in legal fees at the mortgage banking segment. In July 2022, a complaint was filed by Mutual of Omaha Mortgage, Inc. asserting claims against Waterstone Mortgage Corporation relating to certain employees hired by Waterstone Mortgage Corporation who previously worked for Mutual. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims. Given the current stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, nor is it able to estimate the range of any possible loss. Additionally, the community banking segment had an increase in audit and tax expense.
●	Loan processing expense decreased $1.0 million, or 27.5%, to $2.7 million during the nine months ended September 30, 2023. The decrease was primarily due to a decrease in loan applications and fundings.
●	Other noninterest expense decreased $1.1 million, or 11.2%, to $8.4 million during the nine months ended September 30, 2023. The decrease at the mortgage banking segment related to a decrease in corporate meeting expenses, travel expenses, meals expense, and mortgage servicing rights amortization as the there was a bulk sale in the first quarter of 2023 and none during 2022. Offsetting the decreases, other noninterest expenses increased at the community banking segment as FDIC premiums increased starting in 2023.

Income Taxes

Income tax expense decreased $3.1 million, or 58.0%, to $2.2 million during the nine months ended September 30, 2023 compared to $5.3 million during the nine months ended September 30, 2022. Income tax expense was recognized on the statement of income during the nine months ended September 30, 2023 at an effective rate of 19.0% of pretax income compared to an effective rate of 22.1% of pretax income during the nine months ended September 30, 2022. The decrease in the effective rate was primarily due to the permanent deductions being a greater percentage of pretax income as pretax income continues to decrease compared to prior year.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets – Total assets increased by $189.7 million, or 9.3%, to $2.22 billion at September 30, 2023 from $2.03 billion at December 31, 2022. The increase in total assets primarily reflects an increase in loans held for investment, cash and cash equivalents, and loans held for sale. The increase in total assets reflects liability increases in borrowings.

Cash and Cash Equivalents – Cash and cash equivalents increased $15.7 million, or 33.6%, to $62.3 million at September 30, 2023, compared to $46.6 million at December 31, 2022. The increase in cash and cash equivalents primarily reflects the increase of funding sources from borrowings and advance payments by borrowers for taxes.

Securities Available for Sale – Securities available for sale decreased $2.1 million to $194.5 million at September 30, 2023. The decrease was primarily due to the decrease in fair value as longer term interest rates increased during the year.

Loans Held for Sale - Loans held for sale increased $26.2 million to $157.4 million at September 30, 2023 due to the increase of purchase activity resulting from the usual seasonal activity seen during the spring and summer seasons.

Loans Receivable - Loans receivable held for investment increased $140.9 million to $1.65 billion at September 30, 2023. The increase in total loans receivable was primarily attributable to increases in each of the one- to four-family, multi-family, commercial real estate, and commercial loan categories.

The following table shows loan originations during the periods indicated.

	For the
	Nine months ended September 30,
	2023	2022
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$192,404	$129,625
Multi-family	102,445	189,817
Home equity	1,012	311
Construction and land	24,833	3,174
Commercial real estate	62,500	77,437
Total real estate loans originated for investment	383,194	400,364
Consumer loans originated for investment	-	38
Commercial business loans originated for investment	16,274	4,016
Total loans originated for investment	$399,468	$404,418

Allowance for Credit Losses - Loans - The allowance for credit losses increased $796,000 to $18.6 million at September 30, 2023.  There was a $829,000 provision for credit losses - loans for the nine months ended September 30, 2023. The provision for credit losses related to loans increased primarily due to loan growth. During the nine months ended September 30, 2023, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses. Additionally, net charge-offs totaled $33,000 for the nine months ended September 30, 2023.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $3.5 to $63.3 million at September 30, 2023. The increase was primarily due to an increase in derivative assets due to the interest rate changes.

Deposits – Total deposits increased $6.2 million to $1.21 billion at September 30, 2023.  The decrease was driven by an increase of $91.0 million in time deposits offset by a decrease of $44.2 million in money market and savings deposits and $40.6 million in demand deposits.

Borrowings – Total borrowings increased $201.1 million, or 52.0%, to $587.9 million at September 30, 2023. The community banking segment paid off $215.0 million in long-term FHLB borrowings, borrowing $174.0 million of new long-term FHLB borrowings, and $240.3 million in new short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment increased a total of $1.8 million at September 30, 2023 from December 31, 2022.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $22.9 million to $28.2 million at September 30, 2023. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $16.0 million to $53.7 million at September 30, 2023. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition, and these amounts remain classified as other liabilities until settled. Additionally, the fair value mark on derivative liabilities related to the loans held for sale, dividends payable, and lease liability decreased

Shareholders’ Equity – Shareholders' equity decreased $24.2 million to $346.3 million at September 30, 2023.  Shareholders' equity decreased primarily due to the declaration of dividends, the repurchase of stock, and decrease in the fair value of the securities portfolio. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised, equity awards vested, and unearned ESOP shares vesting.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2023	2022
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$3,958	$4,209
Over four-family	-	-
Home equity	37	98
Construction and land	-	-
Commercial real estate	88	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	4,083	4,307

Real estate owned
One- to four-family	227	-
Construction and land	145	145
Total real estate owned	372	145
Total nonperforming assets	$4,455	$4,452

Total non-accrual loans to total loans, net	0.25%	0.29%
Total non-accrual loans to total assets	0.18%	0.21%
Total nonperforming assets to total assets	0.20%	0.22%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Nine Months
	Ended September 30,
	2023	2022
	(In Thousands)

Balance at beginning of period	$4,307	$5,574
Additions	1,994	2,908
Transfers to real estate owned	(227)	-
Charge-offs	-	-
Returned to accrual status	(751)	(694)
Principal paydowns and other	(1,467)	(2,713)
Balance at end of period	$4,083	$5,075

Total non-accrual loans decreased by $224,000, or 5.2%, to $4.1 million as of September 30, 2023 compared to $4.3 million as of December 31, 2022.  The ratio of non-accrual loans to total loans receivable was 0.25% at September 30, 2023 and 0.29% at December 31, 2022.  During the nine months ended September 30, 2023, $2.0 million in loans were placed on non-accrual status. Offsetting this activity, $227,000 in loans were transferred to real estate owned, $751,000 in loans returned to accrual status, and $575,000 in principal payments were received during the nine months ended September 30, 2023.

Of the $4.1 million in total non-accrual loans as of September 30, 2023, $1.7 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans and there were no specific reserves as of September 30, 2023.  The remaining $2.4 million of non-accrual loans were reviewed on an aggregate basis as of September 30, 2023.
.

The outstanding principal balance of our five largest non-accrual loans as of September 30, 2023 totaled $2.6 million, which represents 63.1% of total non-accrual loans as of that date.  Two of the loans was reviewed on an aggregate basis along with the other loans held for investment at the mortgage segment.

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

As of September 30, 2023 and December 31, 2022, there were no loans 90 or more days past due and still accruing interest.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2023	2022
	(Dollars in Thousands)

Loans past due less than 90 days	$4,781	$2,578
Loans past due 90 days or more	3,963	3,683
Total loans past due	$8,744	$6,261

Total loans past due to total loans receivable	0.53%	0.41%

Past due loans increased by $2.5 million, or 39.7%, to $8.7 million at September 30, 2023 from $6.3 million at December 31, 2022.  Loans past due less than 90 days increased by $2.2 million, or 85.5%, primarily in the one- to four-family and multi-family categories. Loans past due 90 days or more increased by $280,000, or 7.6%, primarily in the one- to four-family loan category, during the nine months ended September 30, 2023.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Nine Months
	Ended September 30,
	2023	2022(1)
	(Dollars in Thousands)

Balance at beginning of period	$17,757	$15,778
Adoption of CECL (1)	-	430
Provision (credit) for credit losses - loans	829	700
Charge-offs:
Mortgage
One- to four-family	63	254
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	29	12
Commercial	-	-
Total charge-offs	92	266
Recoveries:
Mortgage
One- to four-family	46	55
Multi family	5	727
Home Equity	4	14
Commercial real estate	2	2
Construction and land	2	12
Consumer	-	-
Commercial	-	-
Total recoveries	59	810
Net charge-offs (recoveries)	33	(544)
Allowance for credit losses - loans at end of period	$18,553	$17,452

Ratios:
Allowance for credit losses to non-accrual loans at end of period	454.40%	343.88%
Allowance for credit losses to loans receivable at end of period	1.12%	1.29%
Net charge-offs (recoveries) to average loans outstanding (annualized)	0.00%	(0.06)%
Current year provision for credit losses - loans to net recoveries	(2,512.12%)	(128.68)%
Net charge-offs (recoveries) (annualized) to beginning of the year allowance	0.25%	(4.61)%

(1) The Company adopted ASU 2016-13 as of January 1, 2022.

The allowance for credit losses - loans increased $796,000 to $18.6 million at September 30, 2023 from $17.8 million at December 31, 2022.  During the nine months ended September 30, 2023, there was a $829,000 provision for credit losses. Additionally, net charge-offs totaled $33,000 for the nine months ended September 30, 2023.

We had net charge-offs of $33,000, or less than 0.01% of average loans annualized, for the nine months ended September 30, 2023, compared to net recoveries of $544,000, or 0.06% of average loans annualized, for the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2023, primary uses of cash and cash equivalents included: $1.58 billion in funding loans held for sale, $140.9 million to fund loans held for investment, $18.9 million for purchases of mortgage related securities, $9.4 million for FHLB stock, $215.0 million for payoffs of long-term borrowings, $12.4 million for cash dividends paid, and $19.8 million for purchases of our common stock.

During the nine months ended September 30, 2023, primary sources of cash and cash equivalents included: $1.60 billion in proceeds from the sale of loans held for sale, $174.0 million in long-term borrowings, $242.1 million in short-tern borrowings, $15.9 million in principal repayments on mortgage related securities, $6.2 million for increase in deposits, $3.6 million in maturities of debt securities, $3.5 million in proceeds for mortgage servicing rights sale, and $9.4 million in net income.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2023 and 2022, respectively, $62.3 million and $72.9 million of our assets were invested in cash and cash equivalents. At September 30, 2023, cash and cash equivalents were comprised of the following: $55.8 million in cash held at the Federal Reserve Bank and other depository institutions and $6.5 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, advances from the FHLB, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2023, we had $159.0 million in long term advances from the FHLB with contractual maturity dates in 2025, 2027, and 2028.  See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining call option details of our FHLB long-term debt.

The Company had approximately $287.1 million of uninsured deposits for approximately 1,218 customers as of September 30, 2023. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limits.

At September 30, 2023, we had outstanding commitments to originate loans receivable of $31.0 million.  In addition, at September 30, 2023, we had unfunded commitments under construction loans of $91.3 million, unfunded commitments under business lines of credit of $11.3 million and unfunded commitments under home equity lines of credit and standby letters of credit of $11.9 million.  At September 30, 2023, certificates of deposit scheduled to mature in one year or less totaled $663.4 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At September 30, 2023, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $32.7 million.

Capital

Shareholders' equity decreased $24.2 million to $346.3 million at September 30, 2023.  Shareholders' equity decreased primarily due to the declaration of dividends, the repurchase of stock, and decrease in the fair value of the security portfolio. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised, and equity awards vested, and unearned ESOP shares vesting.

The Company's Board of Directors authorized a 2,000,000 share stock repurchase program in the second quarter of 2023. As of September 30, 2023, the Company has 1,365,000 shares remaining in the plan.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At September 30, 2023, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended September 30, 2023, we repaid $95.0 million in FHLB long-term debt and entered into $400.5 million of new short-term debt at the end of the period.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2023 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of September 30, 2023
Dollar Change	$(10,491)	$(6,885)	$(3,596)	$3,131
Percentage Change	(24.38)%	(16.00)%	(8.36)%	7.28%

At September 30, 2023, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 2.37% while a 100 basis point decrease in rates had the effect of increasing net interest income by 0.52%.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Following are the Company’s monthly common stock repurchases during the third quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
July 1, 2023 - July 31, 2023	65,456	$14.31	65,456	1,815,966
August 1, 2023 - August 31, 2023	278,069	13.02	278,069	1,537,897
September 1, 2023 - September 30, 2023	172,702	11.91	172,702	1,365,195
Total	516,227	$12.81	516,227	1,365,195

(a)

On May 24, 2023, the Board of Directors announced the termination of the then-existing stock repurchase plan and authorized the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 2, 2023
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: November 2, 2023
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer