Form 10-K
period 2023-12-31
Waterstone Financial, Inc.
filed 2024-03-06
CIK 1569994

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

F O R M   10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on June 30, 2023 as reported by the NASDAQ Global Select Market®, was approximately $309.7 million.

As of February 29, 2024, 20,052,831 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 21, 2024

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED December 31, 2023

TABLE OF CONTENTS

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

•	general economic conditions, either nationally or in our market area, including employment prospects, that are different than expected;
•	competition among depository and other financial institutions, including with respect to overdraft fees;
•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses or prepayments on loans we have made whether held in portfolio or sold in the secondary markets;

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

•	our ability to attract and retain key employees;
•

cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;

•	technological changes that may be more difficult or expensive than expected;
•	the ability of third-party providers to perform their obligations to us;
•	the effects of federal government shutdown;
•	the effects of any national or international war, conflict, or act of terrorism;
•	the ability of the U.S. Government to manage federal debt limits or remain open;
•	significant increases in our loan losses;
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
•	changes in our liquidity needs and access to wholesale funding; and
•	our ability to access low-cost funding.

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

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation, which had 72 offices in 26 states as of December 31, 2023.

WaterStone Bank conducts its community banking business from 14 banking offices located in Milwaukee, Washington and Waukesha counties, Wisconsin. WaterStone Bank’s principal lending activity is originating one- to four-family, multi-family residential, and commercial real estate loans for retention in its portfolio. At December 31, 2023, such loans comprised 33.12%, 42.53%, and 18.08%, respectively, of WaterStone Bank’s loan portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits and Federal Home Loan Bank advances. Our deposit offerings include certificates of deposit, money market savings accounts, transaction deposit accounts, noninterest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, collateralized mortgage obligations, government-sponsored enterprise bonds, private-label enterprise bonds, municipal obligations, and other debt securities.

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

WaterStone Bank’s mortgage banking operations are conducted through its wholly-owned subsidiary, Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originates single-family residential real estate loans for sale into the secondary market.  Waterstone Mortgage Corporation utilizes lines of credit provided by WaterStone Bank as a primary source of funds, and also utilizes a line of credit with another financial institution as needed.  On a consolidated basis, Waterstone Mortgage Corporation originated $2.02 billion in mortgage loans held for sale during the year ended December 31, 2023, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank.

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

Waterstone Mortgage Corporation.  Acquired in 2006, Waterstone Mortgage Corporation is a mortgage banking business with offices in 26 states.  It has its own board of directors currently comprised of its President, its Chief Financial Officer, its Chief Operating Officer, the WaterStone Bank Chief Executive Officer, President, Chief Financial Officer, Chief Credit Officer, and a member of the WaterStone Bank Board of Directors.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold WaterStone Bank office and retail facilities, both owned and leased.  Main Street Real Estate Holdings, LLC currently conducts real estate broker activities limited to real estate owned.

Market Area

WaterStone Bank.  WaterStone Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  WaterStone Bank’s primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have nine branch offices in Milwaukee County, four branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2023 (the latest date for which information was publicly available), 43.8% of deposits in the State of Wisconsin were located in the seven-county Milwaukee metropolitan market and 38.2% of deposits in the State of Wisconsin were located in the three counties in which the Bank has a branch office.

WaterStone Bank’s primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets.

Waterstone Mortgage Corporation.  As of December 31, 2023, Waterstone Mortgage Corporation had 15 offices in Florida, nine offices in New Mexico, four offices in each of Arizona, Virginia, and Wisconsin, three offices in each of California, Maryland, New Hampshire, Oklahoma, and Texas, two offices in each of Delaware, Idaho, Kansas, Minnesota, and South Carolina, and one office in each of Colorado, Connecticut, Iowa, Illinois, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, Rhode Island, and Tennessee.

Competition

WaterStone Bank.  WaterStone Bank faces competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. As of June 30, 2023, based on the FDIC annual Summary of Deposits Report, we had the 12th largest market share in our metropolitan statistical area out of 45 financial institutions, representing 1.6% of all deposits.

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

Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential and commercial real estate. Generally, we retain the loans that we originate, which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $551.2 million, or 33.1%, of our total loan portfolio at December 31, 2023.  Multi-family residential mortgage loans represented $707.6 million, or 42.5%, of our total loan portfolio at December 31, 2023.  Commercial real estate loans represented $300.9 million, or 18.1%, of our total loan portfolio at December 31, 2023. We also offer construction and land loans, home equity lines of credit and commercial loans.  At December 31, 2023, commercial business loans, home equity loans, and construction and land loans totaled $37.1 million, $13.2 million and $53.4 million, respectively.

The largest exposure to one borrower or group of related borrowers was $43.8 million in the multi-family category.  The borrower represented a total of 2.6% of the total loan portfolio as of December 31, 2023.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$551,190	33.12%	$469,567	31.09%	$300,523	24.92%
Multi-family	707,566	42.53%	677,981	44.90%	537,956	44.62%
Home equity	13,228	0.79%	11,455	0.76%	11,012	0.91%
Construction and land	53,371	3.21%	62,494	4.14%	82,588	6.85%
Commercial real estate	300,892	18.08%	262,973	17.41%	250,676	20.79%
Commercial loans	37,120	2.23%	24,934	1.65%	22,298	1.85%
Consumer	848	0.04%	774	0.05%	732	0.06%
Total	1,664,215	100.00%	1,510,178	100.00%	1,205,785	100.00%

Allowance for credit losses ("ACL") - loans (1)	(18,549)		(17,757)		(15,778)

Loans, net	$1,645,666		$1,492,421		$1,190,007

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The 2021 amount presented is calculated under the prior accounting standard.

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2023. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Multi family		Home Equity		Construction and Land
		Weighted		Weighted		Weighted		Weighted
Maturity period as of		Average		Average		Average		Average
December 31, 2023	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
One year or less	$11,383	3.61%	$10,656	5.83%	$877	7.75%	$868	7.26%
More than one year through five years	55,451	5.42%	500,717	4.62%	5,981	8.06%	47,524	5.72%
More than five years through 15 years	65,444	5.76%	194,779	5.56%	6,332	6.60%	4,979	4.52%
More than 15 years	418,912	5.28%	1,414	6.01%	38	5.26%	-	-
Total	$551,190	5.32%	$707,566	4.90%	$13,228	7.33%	$53,371	5.63%

	Commercial Real Estate		Commercial Business		Consumer		Total
		Weighted		Weighted		Weighted		Weighted
Maturity period as of		Average		Average		Average		Average
December 31, 2023	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
One year or less	$26,917	6.16%	$4,843	8.82%	$848	16.10%	$56,392	6.00%
More than one year through five years	230,922	5.12%	24,721	5.87%	-	0.00%	865,316	4.93%
More than five years through 15 years	43,053	4.88%	7,556	5.96%	-	0.00%	322,143	5.53%
More than 15 years	-	-	-	-	-	-	420,364	5.28%
Total	$300,892	5.18%	$37,120	6.27%	$848	16.10%	$1,664,215	5.17%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2023 that are contractually due after December 31, 2024.

	Due After December 31, 2024
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$46,753	$493,054	$539,807
Multi-family	475,148	221,762	696,910
Home equity	1,881	10,470	12,351
Construction and land	37,529	14,974	52,503
Commercial real estate	225,954	48,021	273,975
Commercial loans	30,554	1,723	32,277
Consumer	-	-	-
Total	$817,819	$790,004	$1,607,823

One- to Four-Family Residential Mortgage Loans.  One- to four-family residential mortgage loans totaled $551.2 million, or 33.1% of total loans at December 31, 2023.  Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our single family adjustable-rate mortgage loans generally provide for maximum annual rate adjustments of 200 basis points, with a lifetime maximum adjustment of 600 basis points.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years, and are indexed to the 12-month SOFR rate.  Single family adjustable rate mortgage loans are originated at both our community banking segment and our mortgage banking segment. We do not offer and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner’s insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average one- to four-family first mortgage loan balance was approximately $300,000 on December 31, 2023, and the largest outstanding balance on that date was $5.8 million, which is a consolidation loan that is collateralized by 80 single family properties.  A total of 31.5% of our one- to four-family loans are collateralized by properties in the state of Wisconsin.

Multi-family Real Estate Loans.  Multi-family loans totaled $707.6 million, or 42.5% of total loans at December 31, 2023. These loans are generally secured by properties located in our primary market area. Our multi-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit. Multi-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a multi-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, global cash flows, and the appraised value of the underlying property. We will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees from the principals and by the owners of 20% or more of the borrower.

A multi-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to most guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding multi-family mortgage loan balance was approximately $1.5 million on December 31, 2023, with the largest outstanding balance at $16.7 million.

Loans secured by multi-family real estate generally involve larger principal amounts than owner-occupied, one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2023, outstanding home equity loans and equity lines of credit totaled $13.2 million, or 0.8% of total loans outstanding.  At December 31, 2023, the unadvanced portion of home equity lines of credit totaled $11.7 million.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to seven years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was approximately $52,000 at December 31, 2023, with the largest outstanding balance at that date of $498,000.

Construction and Land Loans.  We originate construction loans for the acquisition of land and the construction of single-family residences, multi-family residences, and commercial real estate buildings.  At December 31, 2023, construction and land loans totaled $53.4 million, or 3.2% of total loans.   A total of $76.7 million had yet to be advanced as of December 31, 2023.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months for single-family residences although our policy is to consider construction periods as long as three years for multi-family residences and commercial buildings. At the end of the construction phase, the construction loan converts to a longer-term mortgage loan upon stabilization. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the owner-occupied residential loan balance exceeds 80% of the lesser of the appraised value or acquisition cost of the secured property. The average outstanding construction loan balance totaled approximately $2.8 million on December 31, 2023, with the largest outstanding balance at $10.9 million.  The average outstanding land loan balance was approximately $303,000 on December 31, 2023, and the largest outstanding balance on that date was $1.1 million.

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

Commercial Real Estate Loans.  Commercial real estate loans totaled $300.9 million at December 31, 2023, or 18.1% of total loans, and are made up of loans secured by office and retail buildings, industrial buildings, churches, restaurants, other retail properties and mixed use properties. These loans are generally secured by property located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 20 to 25-year amortization period. In reaching a decision whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, business and global cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants, if applicable. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial real estate borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2023 was approximately $1.1 million, and the largest outstanding balance at that date was $16.7 million.

Commercial Loans.  Commercial loans totaled $37.1 million at December 31, 2023, or 2.2% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate.

Our commercial loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain collateral levels must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2023, the unadvanced portion of working capital lines of credit totaled $15.4 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.

A commercial business borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower. The average outstanding commercial loan at December 31, 2023 was $502,000 and the largest outstanding balance on that date was $7.9 million.

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

Exclusive of our mortgage banking operations, we retain in our portfolio all of the loans that we originate. At December 31, 2023, WaterStone Bank was not servicing any loan it originated and subsequently sold to unrelated third parties. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

●	Any secured mortgage loan up to $1.0 million can be approved by the Chief Executive Officer.

●	Any secured mortgage loan ranging from $500,001 to $3.0 million or any new loan to a borrower with outstanding loans from us exceeding $1.0 million must be approved by the Officer Loan Committee.

●	Any non-real estate loan up to $250,000 for a borrower with total outstanding loans from us of less than $250,000 that is independently underwritten can be approved by select lending personnel.

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

All loans are reviewed on a regular basis for payment performance, and loans are placed on non-accrual status when they become 90 or more days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received when collection of the remaining principal balance is reasonably assured.

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

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2023	2022	2021
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,503	$4,209	$5,420
Multi family	-	-	128
Home equity	90	98	26
Construction and land	-	-	-
Commercial real estate	215	-	-
Commercial	-	-	-
Consumer	-	-	-
Total non-accrual loans	4,808	4,307	5,574

Real estate owned
One- to four-family	109	-	-
Multi family	-	-	-
Construction and land	145	145	148
Commercial real estate	-	-	-
Total real estate owned	254	145	148
Total nonperforming assets	$5,062	$4,452	$5,722

Total non-accrual loans to total loans, net	0.29%	0.29%	0.46%
Total non-accrual loans to total assets	0.22%	0.21%	0.25%
Total nonperforming assets to total assets	0.23%	0.22%	0.26%

All loans that meet or exceed 90 days with respect to past due principal and interest are recognized as non-accrual. Financing receivables whose borrowers are experiencing financial difficulty which are still on non-accrual status either due to being past due 90 days or greater, or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above. In addition, loans which are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower fiscal review. When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered. This process generally takes place between 60 and 90 days past contractual due dates. Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral, which includes estimated costs of selling. When a loan is determined to be uncollectible, generally coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

The following table sets forth activity in our non-accrual loans for the years indicated.

	At and for the Year Ended December 31,
	2023	2022	2021
	(Dollars in Thousands)

Balance at beginning of period	$4,307	$5,574	$5,560
Additions	3,209	3,306	3,374
Transfers to real estate owned	(226)	-	-
Charge-offs	-	-	(12)
Returned to accrual status	(854)	(1,394)	(1,792)
Principal paydowns and other	(1,628)	(3,179)	(1,556)
Balance at end of period	$4,808	$4,307	$5,574

Total non-accrual loans increased by $501,000 to $4.8 million as of December 31, 2023 compared to $4.3 million as of December 31, 2022. The ratio of non-accrual loans to total loans receivable was 0.29% at December 31, 2023 compared to 0.29% at December 31, 2022.  During the year ended December 31, 2023, $226,000 of loans were transferred to real estate owned, no loans were charged off, $1.6 million in principal payments were received and $854,000 in loans were returned to accrual status. Offsetting this activity, $3.2 million in loans were placed on non-accrual status during the year ended December 31, 2023.

Of the $4.8 million in total non-accrual loans as of December 31, 2023, $2.5 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans as of December 31, 2023. Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a “non-performing” status. There were no specific reserves, as of December 31, 2023.  The remaining $2.3 million of non-accrual loans were reviewed on an aggregate basis as of December 31, 2023.

The outstanding principal balance of our five largest non-accrual loans as of December 31, 2023 totaled $2.4 million, which represents 49.6% of total non-accrual loans as of that date.  These five loans did not have any charge-offs or require any specific valuation allowances as of December 31, 2023.

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

There were no accruing loans past due 90 days or more during the years ended December 31, 2023 or  December 31, 2022.

Financial receivables whose borrowers are experiencing financial difficulty.  The following table summarizes financial receivables whose borrowers are experiencing financial difficulty by the Company’s internal risk rating.

	December 31,
	2023	2022	2021
	(Dollars in Thousands)
Financing receivables whose borrowers are experiencing financial difficulty
Substandard	$543	$936	$3,989
Watch	-	-	-
Total financing receivables whose borrowers are experiencing financial difficulty	$543	$936	$3,989

Financial receivables whose borrowers are experiencing financial difficulty totaled $543,000 at December 31, 2023, compared to $936,000 at December 31, 2022. At December 31, 2023, all of the financial receivables whose borrowers are experiencing financial difficulty were performing in accordance with their restructured terms. All financial receivables whose borrowers are experiencing financial difficulty are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the consolidated financial statements. Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

Our financial receivables whose borrowers are experiencing financial difficulty are short-term modifications.  Typical initial restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  Restructured terms do not include a reduction of the outstanding principal balance unless mandated by a bankruptcy court. Finance terms may be renewed or further modified at the end of the initial term for an additional period if performance has been acceptable and the short-term borrower difficulty persists.

Information with respect to the accrual status of our Financial receivables whose borrowers are experiencing financial difficulty is provided in the following table.

	At December 31,
	2023		2022
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)

One- to four-family	$-	$543	$-	$936
	$-	$543	$-	$936

Interest payments received on non-accrual financing receivables whose borrowers are experiencing financial difficulty are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's sustained historical repayment performance and other relevant factors.

If a restructured loan is current in all respects and a minimum of six consecutive restructured payments have been received, it can be considered for return to accrual status.  After a restructured loan that is current in all respects reverts to contractual/market terms and if a credit department review indicates no evidence of elevated market risk, the loan is removed from the financing receivables whose borrowers are experiencing financial difficulty classification. The restructured loan will be classified as a financial receivables whose borrowers are experiencing financial difficulty for at least the calendar year after the modification even after returning to a contractual/market rate and accrual status.

Loan Delinquency.  The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2023	2022
	(Dollars in Thousands)

Loans past due less than 90 days	$6,817	$2,578
Loans past due 90 days or more	4,433	3,683
Total loans past due	$11,250	$6,261

Total loans past due to total loans receivable	0.68%	0.41%

Past due loans increased by $5.0 million, or 79.7%, to $11.3 million at December 31, 2023 from $6.3 million at December 31, 2022.  Loans past due less than 90 days increased by $4.2 million during the year ended December 31, 2023.  The increase was primarily due to an increase in delinquent one- to four-family loans during the year ended December 31, 2023. Loans past due 90 days or more increased $750,000. The increase in loans past due 90 days or more was primarily due to an increase in one-to four-family loans receivable during the year ended December 31, 2023.

Potential Problem Loans.  We define potential problem loans as substandard loans which are still accruing interest.  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2023 and 2022 were $6.8 million and $5.5 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under generally accepted accounting principles.

Real Estate Owned.  Total real estate owned was $254,000 at December 31, 2023, and $145,000 at December 31, 2022.  During the year ended December 31, 2023 and December 31, 2022, there was no significant activity.

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

We owned three properties at December 31, 2023 and one property at December 31, 2022.  Habitable real estate owned is managed with the intent of attracting a lessee to generate revenue. Foreclosed properties are transferred to real estate owned at estimated net realizable value (which includes costs to sell the property), with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

Allowance for Credit Losses

The following table sets forth activity in our allowance for credit losses - loans for the years indicated.

	At or for the Year Ended December 31,
	2023	2022	2021
	(Dollars in Thousands)

Balance at beginning of period	$17,757	$15,778	$18,823
Adoption of CECL (1)	-	430	-
Provision (credit) for credit losses - loans	927	1,030	(3,990)
Charge-offs:
Mortgage
One- to four-family	168	304	151
Multi family	-	-	-
Home Equity	-	-	-
Commercial real estate	-	-	13
Construction and land	-	-	10
Consumer	37	16	18
Commercial	-	-	-
Total charge-offs	205	320	192
Recoveries:
Mortgage
One- to four-family	52	78	949
Multi family	8	727	116
Home Equity	4	18	16
Commercial real estate	3	3	52
Construction and land	3	13	4
Consumer	-	-	-
Commercial	-	-	-
Total recoveries	70	839	1,137
Net charge-offs (recoveries)	135	(519)	(945)
Allowance at end of period	$18,549	$17,757	$15,778

Ratios:
Allowance for credit losses to non-accrual loans at end of period (1)	385.79%	412.28%	283.06%
Allowance for credit losses to loans receivable at end of period (1)	1.11%	1.18%	1.31%
Net charge-offs (recoveries) to average loans:
Mortgage
One- to four-family	0.02%	0.06%	(0.05%)
Multi family	(0.00%)	(0.12%)	(0.01%)
Home Equity	(0.03%)	(0.16%)	(0.03%)
Construction and land	(0.01%)	0.00%	(0.01%)
Commercial real estate	0.00%	(0.01%)	0.00%
Consumer	4.56%	2.12%	0.61%
Commercial	0.00%	0.00%	0.00%
Net charge-offs (recoveries) to average loans outstanding	0.01%	(0.04%)	(0.07%)

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

The allowance for credit losses - loans increased $792,000  to $18.5 million at December 31, 2023 from $17.8 million at December 31, 2022. During the year ended December 31, 2023, there was a $927,000 provision for credit losses. Additionally, net charge-offs totaled $135,000 for the year ended December 31, 2023.

We had net charge-offs of $135,000, or 0.01% of average loans annualized, for the year ended December 31, 2023, compared to net recoveries of $519,000 or 0.04% of average loans annualized, for the year ended December 31, 2022. Of the $135,000 in net charge-offs during the year ended December 31, 2023, the majority of the activity related to loans secured by one-to four-family loan categories.

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

	At December 31,
	2023			2022			2021
	Allowance for Credit Losses - Loans (1)	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses - Loans (1)	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses - Loans (1)	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real estate:
Residential
One- to four-family	$6,886	33.12%	37.12%	$4,743	31.09%	26.71%	$3,963	24.92%	25.12%
Multi family	7,318	42.53%	39.45%	7,975	44.90%	44.91%	5,398	44.62%	34.21%
Home equity	211	0.79%	1.14%	174	0.76%	0.98%	89	0.91%	0.56%
Construction and land	983	3.21%	5.30%	1,352	4.14%	7.61%	1,386	6.85%	8.78%
Commercial real estate	2,561	18.08%	13.81%	3,199	17.41%	18.02%	4,482	20.79%	28.41%
Commercial	534	2.23%	2.88%	267	1.65%	1.50%	427	1.85%	2.71%
Consumer	56	0.04%	0.30%	47	0.05%	0.26%	33	0.06%	0.21%
Total allowance for credit losses - loans (1)	$18,549	100.00%	100.00%	$17,757	100.00%	100.00%	$15,778	100.00%	100.00%

(1) The Company adopted ASU 2016-13 as of January 1, 2022. 2021 amounts presented are calculated under the prior accounting standard.

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

At December 31, 2023, the allowance for credit losses - loans was $18.5 million, compared to $17.8 million at December 31, 2022.  As of December 31, 2023, the allowance for credit losses to total loans receivable was 1.11% and 385.79% of non-performing loans, compared to 1.18%, and 412.28%, respectively at December 31, 2022.  The increase in the allowance for credit losses during the year ended December 31, 2023 reflects the increased size of our loan portfolio and certain qualitative factors. The overall increase was related primarily to the one- to four-family category. See Note 3 of the notes to the consolidated financial statements for further discussion on the allowance for credit losses - loans.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate single-family residential mortgage loans for sale in the secondary market through Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originated, including loans sold to WaterStone Bank, $2.12 billion in mortgage loans held for sale during the year ended December 31, 2023, which was a volume decrease of $641.8 million, or 23.2%, from the $2.76 billion originated during the year ended December 31, 2022.  The decrease in loan production volume was driven by a $424.9 million, or 17.3%, decrease in purchase products due to an increase in mortgage rates year-over-year and the decline in affordable housing inventories. Mortgage refinance products decreased $216.8 million, or 71.8% as interest rates remained high. Total mortgage banking income decreased $25.6 million, or 24.6%, to $78.5 million during the year ended December 31, 2023 compared to $104.1 million during the year ended December 31, 2022. The decrease in mortgage banking noninterest income was related to a 23.2% decrease in volume and an 2.6% decrease in gross margin on loans originated and sold for the year ended December 31, 2023 compared to December 31, 2022.  Gross margin on those loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing retained basis. Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our gross margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 96.0% of total originations during the year ended December 31, 2023, compared to 89.1% of total originations during the year ended December 31, 2022.  The mix of loan type trended towards more governmental loans and less conventional loans comprising 41.0% and 59.0% of all loan originations, respectively, during the year ended December 31, 2023, compared to 29.3% and 70.7% of all loan originations, respectively, during the year ended December 31, 2022.

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

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the years ended December 31, 2023, 2022, and 2021, no investment securities were sold.

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

At December 31, 2023, mortgage-backed securities totaled $11.2 million. The mortgage-backed securities portfolio had a weighted average yield of 2.51% and a weighted average remaining life of 10.0 years at December 31, 2023. The estimated fair value of our mortgage-backed securities portfolio at December 31, 2023 was $1.5 million less than the amortized cost of $12.7 million. Mortgage-backed securities valued at $183,000 were pledged as collateral for mortgage banking activities as of December 31, 2023. Mortgage-backed securities valued at $10.6 million were pledged as collateral for advances from the Federal Reserve Bank as of December 31, 2023. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest.

At December 31, 2023, collateralized mortgage obligations totaled $133.5 million. At December 31, 2023, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.  The collateralized mortgage obligations portfolio had a weighted average yield of 2.48% and a weighted average remaining life of 6.2 years at December 31, 2023. The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2023 was $19.2 million less than the amortized cost of $152.7 million. At December 31, 2023, $115.2 million in collateralized mortgage obligation securities were pledged as collateral for advances from the Federal Reserve Bank. Investments in collateralized mortgage obligations involve a risk that actual may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest.

Private-Label Mortgage-backed Securities.  At December 31, 2023, private-label mortgage-backed securities totaled $7.3 million. These securities had a weighted average yield of 3.71% and a weighted average remaining life of 6.6 years at December 31, 2023. The estimated fair value of our private-label mortgage-backed securities portfolio at December 31, 2023 was $801,000 less than the amortized cost of $8.1 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest.

Government Sponsored Enterprise Bonds.  At December 31, 2023, our Government sponsored enterprise bond portfolio totaled $2.3 million, all of which were issued by Federal National Mortgage Association ("Fannie Mae") and were classified as available for sale.  The weighted average yield on these securities was 0.60% and the weighted average remaining average life was 1.7 years at December 31, 2023.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored enterprise bond portfolio at December 31, 2023 was $152,000 less than the amortized cost of $2.5 million. Government sponsored enterprise bond securities valued at $2.3 million were pledged as collateral for advances from the Federal Reserve Bank as of December 31, 2023

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our investment policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  We regularly monitor the credit quality of this portfolio.  At December 31, 2023, our municipal obligations portfolio totaled $39.5 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 4.39% at December 31, 2023, with a weighted average remaining life of 7.3 years.  The estimated fair value of our municipal obligations bond portfolio at December 31, 2023 was $184,000 more than the amortized cost of $39.3 million.

Other Debt Securities.  As of December 31, 2023, we held other debt securities in the portfolio that totaled $11.2 million.  Other debt securities consists of two corporate bonds. The weighted average yield on this portfolio was 3.02% at December 31, 2023, with a weighted average remaining life of 6.3 years.  We regularly monitor the credit quality of this portfolio. The unrealized losses for the other debt securities is due to the current slope of the yield curve. One security earns a floating rate that is indexed to the 10 year Treasury interest rate.

As of December 31, 2023, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

Portfolio Maturities and Yields.  The composition and maturities of the debt securities portfolio at December 31, 2023 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Debt securities available for sale:
Mortgage-backed securities	$51	5.43%	$3,864	2.68%	$790	3.47%	$7,946	2.31%	$12,651	2.51%
Collateralized mortgage obligations:
Government sponsored enterprise issued	2,602	3.47%	42,208	3.96%	106,319	1.89%	1,571	1.01%	152,700	2.48%
Private-label issued	-	-	664	7.43%	7,397	3.38%	-	-	8,061	3.71%
Government sponsored enterprise bonds	-	-	2,500	0.60%	-	-	-	-	2,500	0.60%
Municipal obligations	7,380	3.49%	8,390	4.44%	7,158	5.25%	16,376	4.41%	39,304	4.39%
Other debt securities	-	-	-	-	12,500	3.02%	-	-	12,500	3.02%
Total debt securities available for sale	$10,033	3.49%	$57,626	3.84%	$134,164	2.27%	$25,893	3.56%	$227,716	2.86%

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

Deposits.  A majority of our depositors are persons or businesses who work, reside, or are located in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. As of December 31, 2023, certificates of deposit comprised 61.3% of total customer deposits, and had a weighted average cost of 3.02% on that date. Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Development of our branch network and expansion of our commercial products and services and aggressively seeking lower cost savings, checking and money market accounts are expected to result in decreased reliance on higher-cost certificates of deposit.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2023 and December 31, 2022, $730.3 million and $642.3 million of our deposit accounts were certificates of deposit, of which $622.4 million and $502.3 million, respectively, had remaining maturities of one year or less.

Deposits decreased by $8.4 million, or 0.7%, from December 31, 2022 to December 31, 2023. The decrease in deposits was the result of a $96.4 million, or 17.3%, decrease in total transaction accounts offset by an $88.0 million, or 13.7% increase in time deposits.  The Company had no deposits obtained directly from brokers as of December 31, 2023 and December 31, 2022.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2023			2022			2021
	Average Balance	Average Cost of Funds	Ending Weighted Average Yield	Average Balance	Average Cost of Funds	Ending Weighted Average Yield	Average Balance	Average Cost of Funds	Ending Weighted Average Yield
	(Dollars in Thousands)
Deposit type:
Demand deposits	$120,321	0.00%	0.00%	$159,495	0.00%	0.00%	$146,767	0.00%	0.00%
NOW accounts	80,143	0.10%	0.11%	72,751	0.08%	0.08%	64,653	0.08%	0.08%
Regular savings	61,980	0.15%	0.14%	69,988	0.04%	0.13%	69,988	0.04%	0.03%
Money market and savings deposits	247,139	1.80%	2.25%	321,182	0.37%	1.41%	293,942	0.30%	0.27%
Total transaction accounts	509,583	0.91%	1.08%	623,416	0.20%	0.66%	575,350	0.17%	0.15%

Certificates of deposit	700,034	3.02%	3.92%	602,332	0.60%	1.52%	675,495	0.51%	0.38%
Total deposits	$1,209,617	2.13%	2.81%	$1,225,748	0.40%	1.12%	$1,250,845	0.35%	0.27%

At December 31, 2023 and 2022, the aggregate balance of uninsured deposits of $250,000 or more was $287.9 million and $313.3 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance. The following table sets forth the maturity of uninsured certificates of deposits at December 31, 2023 and 2022.

	At December 31,
	2023	2022
	(In Thousands)
Due in:
Three months or less	$36,974	$26,246
Over three months through six months	22,335	20,371
Over six months through 12 months	43,303	40,637
Over 12 months	7,662	23,681
	$110,274	$110,935

Borrowings.  Our borrowings at December 31, 2023 consisted of $464.0 million in advances from the Federal Home Loan Bank of Chicago, $145.0 million in short-term borrowings with the Federal Reserve Bank (“FRB”), and $2.1 million outstanding balance in short-term repurchase agreements used to fund loans held for sale. The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2023	2022	2021
	(Dollars in Thousands)
Borrowings:
Balance outstanding at end of year	$611,054	$386,784	$477,127
Weighted average interest rate at the end of year	4.62%	3.68%	2.02%
Average balances outstanding during the year	$532,248	$348,482	$479,262
Weighted average interest rate during the year	4.37%	2.42%	2.08%

Human Capital

As of December 31, 2023, we had 698 full-time equivalent employees.  A total of 182 are WaterStone Bank employees and 516 are employees of Waterstone Mortgage Corporation. We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals. Further, our commitment to a culture of inclusion is integral to our goal of attracting and retaining the best talent and ultimately driving our business performance. Our Diversity and Inclusion strategy includes regular training and development for all employees and partnerships with non-profit organizations that share in our inclusion mission. Our employees participate in a wide array of volunteer activities and we support their charitable giving by matching employee contributions to qualified nonprofit organizations.

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

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings, sensitivity to market risk, and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in supervisory or enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as WaterStone Bank or Waterstone Financial, from obtaining necessary regulatory approvals to pay dividends, repurchase shares of common stock, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorist financing laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

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

Any change in applicable laws or regulations, whether by the WDFI, the Federal Deposit Insurance Corporation, the Federal Reserve Board, Wisconsin legislature, or Congress, could have a material adverse impact on the operations and financial performance of Waterstone Financial, WaterStone Bank and Waterstone Mortgage Corporation.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions.  At December 31, 2023, WaterStone Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

In addition, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2023, WaterStone Bank maintained 88.1% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

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

Lending Standards

Federal Law and Regulation. The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions, such as WaterStone Bank, must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and loan documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies ("Interagency Guidelines") that have been adopted by the federal bank regulators.

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

Federal Law and Regulation.  WaterStone Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  WaterStone Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $250,000 per depositor per account ownership category.

The Federal Deposit Insurance Corporation imposes an assessment against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with less risky institutions paying lower rates.  Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Effective January 1, 2023, assessment rates for institutions of WaterStone Bank’s size range from 2.5 to 32 basis points of an institution’s total assets less tangible capital.  The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

The Federal Deposit Insurance Corporation has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of WaterStone Bank. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to total assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At December 31, 2023, WaterStone Bank’s capital to assets ratio, as calculated under Wisconsin law, was 14.42%.

Federal Law and Regulation. Federal regulations require Federal Deposit Insurance Corporation insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

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

In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank’s exposure to interest rate risk.  The Federal Deposit Insurance Corporation has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital levels are, or are likely to become, inadequate in light of particular circumstances.

Legislation enacted in 2018 required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion.  Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements.  A qualifying institution may opt in and out of the community bank leverage ratio on its quarterly call report.

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

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, a bank is deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a Tier 1 leveraged capital ratio of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leveraged capital ratio of 4.0% or more and a common equity Tier 1 capital ratio of 4.5% or more, and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0%, a Tier 1 leverage capital ratio that is less than 3.0%, or a common equity Tier 1 capital ratio of less than 4.5%; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0% and a Tier 1 risk-based capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

The Federal Deposit Insurance Corporation may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings bank is required to guarantee that the savings bank complies with the capital restoration plan. A “significantly undercapitalized” savings bank may be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be “critically undercapitalized” generally would be subject to the appointment of a receiver or conservator.

At December 31, 2023, WaterStone Bank was considered well-capitalized with a common equity Tier 1 capital ratio of 18.99%, Tier 1 leverage capital ratio of 15.62%, a Tier 1 risk-based capital ratio of 18.999% and a total risk based capital ratio of 20.10%.

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

Information with respect to regulations and guidance governing dividends declared and paid by Waterstone Financial is disclosed under "Holding Company Dividends."

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At December 31, 2023, WaterStone Bank’s Required Liquidity Ratio was 8.0%.  In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include, among other things, securities issued by the United States Government, United States Government agencies, or the state of Wisconsin or a subdivision thereof, and cash. For further details, see "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section.

Federal Law and Regulation. Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution.  However, effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero, thereby effectively eliminating the requirements.  The Federal Reserve Board took that action due to a change in its approach to monetary policy; it has indicated that it currently has no plans to re-impose reserve requirements but could in the future if conditions warrant.

Transactions with Affiliates and Insiders

Wisconsin Law and Regulation. Under Wisconsin law, a savings bank may not make a loan to a person owning 10% or more of its stock, an affiliated person (including a director, officer, or controlling person, the spouse of such individual, or a member of the immediate family of such person who is living in the same residence or who is a director or officer of a subsidiary of the bank or of a holding company of the bank), agent, or attorney of the savings bank, either individually or as an agent or partner of another, except as under the rules of the WDFI and regulations of the Federal Deposit Insurance Corporation.  In addition, unless the prior approval of the WDFI is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an officer, director, employee, or a shareholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an officer, director, employee or 10% shareholder has a direct or indirect interest.

Federal Law and Regulation.  Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured savings bank, such as WaterStone Bank, and any of its affiliates, including Waterstone Financial. The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B. Sections 23A and 23B of the Federal Reserve Act are made applicable to WaterStone Bank through Section 18(j) of the Federal Deposit Insurance Act, and Regulation W is made applicable through Federal Deposit Insurance Corporation regulation.

An affiliate of a savings bank includes, among other things, any company or entity that controls, is controlled by or is under common control with the savings bank. A subsidiary of a savings bank that is not also a depository institution or a “financial subsidiary” under federal law is generally not treated as an affiliate of the savings bank for the purposes of Sections 23A and 23B and Regulation W; however, the Federal Deposit Insurance Corporation has the discretion to treat subsidiaries of a savings bank as affiliates on a case-by-case basis. Section 23A and Regulation W limit the extent to which a savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions with affiliates. “Covered transactions” must be consistent with safe and sound banking practices.  Further, most loans and other extensions of credit by a savings bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral. In addition, under Section 23B and Regulation W, any affiliate transaction must be on terms and under circumstances that are substantially the same, or at least as favorable, to the savings bank as those prevailing at the time for comparable transactions with or involving a non-affiliate.

A savings bank’s loans to its and its affiliates’ executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities controlled by any such person (an insider’s related interests) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder, as made applicable to WaterStone Bank by Section 18(j) of the Federal Deposit Insurance Act and Federal Deposit Insurance Corporation regulation. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks (which is generally 15% of unimpaired capital and unimpaired surplus).  Aggregate loans by a savings bank to its insiders and insiders’ related interests in the aggregate may not exceed the savings bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the greater of $25,000 or 2.5% of the savings bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of repayment or present other unfavorable features.

An exception to the requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a savings bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank. Consistent with these requirements, WaterStone Bank offered employees special terms for home mortgage loans on their principal residences. Effective April 1, 2006, this program was discontinued for new loan originations. Under the terms of the discontinued program, the employee interest rate is based on WaterStone Bank’s cost of funds on December 31st of the immediately preceding year and is adjusted annually. At December 31, 2023, the rate of interest on an employee rate mortgage loan was 1.75%, compared to the weighted average rate of 5.35% on all single family mortgage loans. This rate will increase to 3.45% effective March 1, 2024. Employee rate mortgage loans totaled $456,000, or 0.1%, of our single family residential mortgage loan portfolio on December 31, 2023.

Transactions between WaterStone Bank Customers and Affiliates

Wisconsin savings banks, such as WaterStone Bank, are subject to the prohibitions on certain tying arrangements. Subject to certain exceptions, a savings bank is prohibited from extending credit to or offering any other service to a customer, or fixing or varying the consideration for such extension of credit or service, on the condition that such customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution or its affiliates.

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

Community Reinvestment Act

Under the Community Reinvestment Act, WaterStone Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Federal Deposit Insurance Corporation, in connection with its examination of WaterStone Bank, to assess WaterStone Bank’s record of meeting the credit needs of its community and to take that record into account in the Federal Deposit Insurance Corporation’s evaluation of certain applications by WaterStone Bank. For example, federal regulations specify that a bank’s Community Reinvestment Act performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, WaterStone Bank was rated “satisfactory” with respect to its Community Reinvestment Act compliance. On October 24, 2023, the Federal Deposit Insurance Corporation, Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the federal Community Reinvestment Act regulations.  Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the Community Reinvestment Act regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

Federal Home Loan Bank System

The Federal Home Loan Bank System, consisting of 11 Federal Home Loan Banks, is under the jurisdiction of the Federal Housing Finance Agency. The designated duties of the Federal Housing Finance Agency include supervising the Federal Home Loan Banks; ensuring that the Federal Home Loan Banks carry out their housing finance mission; ensuring that the Federal Home Loan Banks remain adequately capitalized and able to raise funds in the capital markets; and ensuring that the Federal Home Loan Banks operate in a safe and sound manner.

WaterStone Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $20.9 million at December 31, 2023.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Agency and the board of directors of the Federal Home Loan Bank of Chicago. At December 31, 2023, WaterStone Bank had $464.0 million in advances from the Federal Home Loan Bank of Chicago.

USA PATRIOT Act

The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with applicable anti-money laundering and anti-terrorist financing laws, including the Bank Secrecy Act and the USA PATRIOT Act, and implementing regulations thereunder.

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

Holding Company Regulation

Waterstone Financial is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Waterstone Financial and its non-savings institution subsidiaries. Among other things, that authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to WaterStone Bank. In addition, any company that directly or indirectly owns, controls, or holds with power to vote, more than 25% of the voting securities of a state savings bank is subject to regulation as a savings bank holding company by the WDFI. Waterstone Financial is subject to regulation as a savings bank holding company under Wisconsin law. However, the WDFI has not issued specific regulations governing stock savings bank holding companies.

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

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a proposed dividend or the holding company’s overall rate of earnings retention is inconsistent with the holding company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a holding company’s common stock dividend.  The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff, to provide opportunity for supervisory review and possible objection, prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Waterstone Financial to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  We have policies, procedures and systems designed to comply with this Act and its implementing regulations, and we review and document such policies, procedures and systems to ensure continued compliance with this Act and its implementing regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Waterstone Financial unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or the power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the applicable regulations under certain circumstances including where, as is the case with Waterstone Financial, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2023, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Waterstone Financial is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2023, our total federal pre-base year bad debt reserve was approximately $16.7 million.

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

Inflation Reduction Act of 2022.  The Inflation Reduction Act, which was signed into law on August 16, 2022, among other things, implements a new alternative minimum tax of 15% on corporations with profits in excess of $1 billion, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy and climate initiatives. These provisions are effective beginning January 1, 2023. Based on its analysis of the provisions, the Company reserved approximately $250,000 for the 1% excise tax on stock repurchases.

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

The Federal Reserve Board decreased benchmark interest rates to near zero in response to the COVID-19 pandemic.  The Federal Reserve Board has reversed its policy of near zero interest rates given its concerns over inflation.  Market interest rates have risen significantly in response to the Federal Reserve Board’s recent rate increases. As discussed below, the increase in market interest rates has already had and is expected to further have an adverse effect on our net interest income and profitability.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2023, the fair value of our investment portfolio totaled $204.9 million. Net unrealized losses on these securities totaled $22.8 million at December 31, 2022.  During the year ended December 31, 2023, we incurred other comprehensive gains of $1.7 million, net of tax expense, related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

Increases in interest rates can also have an adverse impact on our results of operations, as has happened in recent periods.  A portion of our loans have adjustable interest rates.  While the higher payment amounts we would receive on these loans in a rising interest rate environment has increased our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of loan delinquencies and defaults, as well as lower loan originations, as borrowers who may qualify for a loan based on certain mortgage repayments, may not be able to afford repayments based on higher interest rates for the same loan amounts.  The marketability of the underlying collateral also may be adversely affected in a high interest rate environment.  Furthermore, the interest income earned on interest-earning assets has not increased as rapidly as the interest paid on interest-bearing liabilities, which has compressed our interest rate spread and had a negative effect on our profitability.

Any increase in market interest rates may further reduce our mortgage banking income. We generate revenues primarily from gains on the sale of mortgage loans to investors, and from the amortization of deferred mortgage servicing rights. We had mortgage banking income decrease of $23.9 million during the year ended December 31, 2023. We also earn interest on loans held for sale while awaiting delivery to our investors. In this rising and higher interest rate environment, our mortgage loan originations have decreased, resulting in fewer loans that are available for sale. This resulted in a decrease in interest income and a decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced loan demand, our results of operations may continue to be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

In addition, as a result of rising interest rates, we have experienced a shift in deposits from lower-cost (savings, NOW, and money market) accounts to higher-cost certificates of deposit. However, the rates we earn on our loans did not increase as rapidly during the year ended December 31, 2023, as we have a significant amount of fixed-rate residential real estate loans where the interest rates did not increase commensurate with the increase in market interest rates.

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

Hedging against interest rate exposure may adversely affect our earnings

On occasion we have employed various financial risk methodologies that limit, or “hedge,” the adverse effects of rising or decreasing interest rates on our loan portfolios and short-term liabilities. We also engage in hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

●	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
●	the duration of the hedge may not match the duration of the related liability;
●	the party owing money in the hedging transaction may default on its obligation to pay;
●	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
●	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or
●	downward adjustments, or “mark-to-market” losses, would reduce our stockholders’ equity.

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

Substantially all of our loans are secured by real estate located in our primary market area. Weakness in our local economy and our local real estate markets could adversely affect the ability of our borrowers to repay their loans and the value of the collateral securing our loans, which could adversely affect our results of operations. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new loan originations and increased delinquencies and defaults by our borrowers, as well as increases in our allowance for credit losses.

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

   Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the California Department of Financial Protection and Innovation. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

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

Our board of directors relies to a large degree on management and outside consultants in overseeing cybersecurity risk management.

The Bank has an Information Technology Committee, consisting of the President, Chief Retail Officer, Chief Information Officer, Chief Financial Officer and staff from other departments within our organization.  The committee meets quarterly, or more frequently if needed, and reports to the board of directors after each meeting through committee minutes.  We also engage outside consultants to support its cybersecurity efforts.  Our directors do not have significant experience in cybersecurity risk management in other business entities comparable to the Bank and rely on the President and Chief Information Officer for cybersecurity guidance.

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

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes and other issues. The impact on our customers will likely vary depending on their specific attributes, including reliance on and role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of asset securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our consolidated financial statements. These changes are beyond our control, can be hard to predict and could materially affect how we report our consolidated financial condition and consolidated results of operations. We could also be required to apply a new or revised standard retroactively, which may result in our restating our prior period consolidated financial statements.

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

Our securities portfolio may be impacted by fluctuations in fair value, potentially reducing accumulated other comprehensive income (loss) and/or earnings.  Fluctuations in fair value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Management evaluates securities for credit impairment on a monthly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  The declines in fair value could result in a material adverse effect on our capital levels.

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

A lack of liquidity could adversely affect our financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment of our liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. Our most important source of funds is our deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB and/or FRB discount window, and unsecured borrowings. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of our business activity as a result of a downturn in markets or by one or more adverse regulatory actions against us or the financial sector in general. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

Item 1B.   Unresolved Staff Comments

None

Item 1C.   Cybersecurity

The Company recognizes the security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving the value of the Company. The Board of Directors, through the Information Technology Steering Committee (ITSC) and Compliance Risk Management Committee (CRMC), provides direction and oversight of the risk management framework of the Company including cybersecurity risks. The ITSC and CRMC establish policies and procedures for the measurement of the effectiveness and efficiency of information security controls related to both design and operations.  In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cyber threats when they occur.

The Committees have the authority to conduct or authorize reviews into areas within its scope of responsibility, which is all items impacting information security. The Committees focus on the following:

•	Promote effective information technology and information security governance.
•	Critically evaluate and assess the direction and progress of major IT-related projects, IT security decisions, IT priorities, and overall IT and IT security performance.
•	Review and approve significant IT and information security related policies, including annual changes.
•	Review and approve IT and information security risk assessments on an annual basis.
•	Discuss activities and requirements pertaining to the Information Security Program.
•	Oversee requirements of the Bank’s Vendor Management Policy, including processes for approving third-party providers including the financial condition, business resilience, and IT security position of third-parties.
•	Ensure risk assessments and New Vendor Relationship Information is completed for all vendor relationships.
•	Review and approve risk assessments for significant, critical vendor relationships on an annual basis.
•	Examine the Bank’s Business Continuity and Disaster Recovery Plan, including updates and testing.
•	Provide for comprehensive, effective, and, if required, independent audit coverage of IT risks and controls.
•	Analyze all regulatory examination reports and internal and external audit reports impacting information technology as well as any required responses and/or updates.
•	Assess the performance of the Committee and the Committee’s role and responsibilities on an annual basis.
•	Identify, analyze, and determine strategic risk tolerance and/or mitigation direction for compliance risks identified as high and/or those with an increasing risk profile.
•	Review all regulatory examination reports impacting compliance and/or risk as well as any required responses

The Company leverages regular assessments to identify current and potential threats and vulnerabilities within the Company’s environment. Technical vulnerabilities are identified using automated vulnerability scanning tools, penetration testing, and system management tools, whereas non-technical vulnerabilities are identified via process or procedural reviews. The Company conducts a variety of assessments throughout the year, both internally and through third parties. Vulnerability assessment and penetration tests are performed to provide the Company with an unbiased view of its environment and controls. Vulnerabilities identified during these assessments are inventoried in a centralized tracking system and reported to management on a regular basis. A multi-step approach is applied to identify, report and remediate these vulnerabilities, and the Company adjusts its information security policies, standards, processes and practices as necessary based on the information provided by these assessments. The results of key assessments are reported in summary to the Board of Directors annually.

The Board of Directors, through the ITSC and CRMC, provides direction and oversight of the enterprise-wide risk management framework of the Company, including the management of risks arising from cybersecurity threats. The Board of Directors review and approve the Information Security Policy. The Board of Directors receives regular presentations which include updates on cybersecurity risks, including the threat environment, evolving standards, projects and initiatives, vulnerability assessments, third-party and independent reviews, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board of Directors also receives information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the full Board of Directors discusses the Company’s approach to cybersecurity risk management with the Company’s President.

The CIO works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans including an assessment of the potential materiality of any cybersecurity incident. The CIO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the ITSC and CRMC.

Management, including the CIO, regularly reviews with the Board of Directors the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provides updates on notable developments in the cybersecurity threat landscape. Additionally, management follows a risk-based escalation process to notify the Board of Directors outside of the cycle of regular updates when an emerging risk or material issue is identified, such as a potentially significant cybersecurity threat or incident.

In 2023, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including with respect to our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity threat or incident. To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Corporation, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A, Risk Factors — Operational Risks.

Item 2.   Properties

We operate from our corporate center, our 14 full-service banking offices, our drive-through office and 14 automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin. The net book value of our premises, land, equipment and leasehold improvements was $20.0 million at December 31, 2023. The following table sets forth information with respect to our corporate center and our full-service banking offices as of December 31, 2023.

Corporate Center 11200 West Plank Court Wauwatosa, Wisconsin 53226	Wauwatosa 7500 West State Street Wauwatosa, Wisconsin 53213	Brookfield (1) 17495 W Capitol Dr. Brookfield, Wisconsin 53045

Franklin/Hales Corners 6555 South 108th Street Franklin, Wisconsin 53132	Germantown/Menomonee Falls W188N9820 Appleton Avenue Germantown, Wisconsin 53022	Oak Creek 6560 South 27th Street Oak Creek, Wisconsin 53154

Oconomowoc/Lake Country (1) 1233 Corporate Center Drive Oconomowoc, Wisconsin 53066	Pewaukee 1230 George Towne Drive Pewaukee, Wisconsin 53072	Waukesha/Brookfield 21505 East Moreland Blvd. Waukesha, Wisconsin 53186

West Allis/Greenfield Avenue 10101 West Greenfield Avenue West Allis, Wisconsin 53214	Fox Point/North Shore 8607 North Port Washington Road Fox Point, Wisconsin 53217	Greenfield/Loomis Road 5000 West Loomis Road Greenfield, Wisconsin 53220

West Allis/National Avenue 10296 West National Avenue West Allis, Wisconsin 53227	Oak Creek/Howell Avenue 8780 South Howell Avenue Oak Creek, Wisconsin 53154	Milwaukee/Oklahoma Avenue 6801 West Oklahoma Avenue Milwaukee, Wisconsin 53219

(1)	Leased property

In addition to our banking offices, as of December 31, 2023, Waterstone Mortgage Corporation had 15 offices in Florida, nine offices in New Mexico, four offices in each of Arizona, Virginia, and Wisconsin, three offices in each of California, Maryland, New Hampshire, Oklahoma, and Texas two offices in each of Delaware, Idaho, Kansas, Minnesota, and South Carolina, and one office in each of Colorado, Connecticut, Iowa, Illinois, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, Rhode Island, and Tennessee.

Item 3.   Legal Proceedings

The information required by this item is set forth in Note 13 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to consolidated financial statements.

Item 4.   Mine Safety Disclosures

Not applicable.

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Our shares of common stock are traded on the NASDAQ Global Select Market® under the symbol WSBF.  The approximate number of shareholders of record of Waterstone common stock as of February 29, 2024 was 1,200.  On that same date there were 20,052,831 shares of common stock issued and outstanding.

Following are the Company's monthly common stock repurchases during the fourth quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
October 1, 2023 - October 31, 2023	283,078	$10.56	283,078	1,082,117
November 1, 2023 - November 30, 2023	175,700	11.82	175,700	906,417
December 1, 2023 - December 31, 2023	86,085	13.01	86,085	820,332
Total	544,863	$11.36	544,863	820,332

(a) On May 24, 2023, the Board of Directors announced the termination of the then-existing stock repurchase plan and authorized the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

(b) Includes 1% excise tax for repurchases greater than $1.0 million

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the SNL Thrift NASDAQ Index and the Russell 2000. The graph assumes $100 was invested on December 31, 2018, in Waterstone Financial, Inc. common stock and each of those indices.

Waterstone Financial, Inc.

Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Waterstone Financial, Inc.	100.00	120.39	129.11	160.00	134.79	117.13
S&P Composite 1500 Thrifts & Mortgage Finance Index	100.00	136.13	122.09	168.88	132.75	131.57
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85

Item 6.   [Reserved]

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company's financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Annual Report on Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the year ended December 31, 2023, compared to the year ended December 2022, and the financial condition as of December 31, 2023 compared to the financial condition as of December 31, 2022.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for credit losses.  Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the year ended December 31, 2023, compared the year ended December 31, 2022, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

For a discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2022 Form 10-K, filed with the SEC on February 28, 2023.

Significant Items

There were no Significant Items for the years ended December 31, 2023 and 2022.

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

	At or for the Year Ended December 31,
	2023	2022	2021
	(In Thousands, except per share amounts)
Selected Financial Condition Data:
Total assets	$2,213,389	$2,031,672	$2,215,858
Cash and cash equivalents	36,421	46,642	376,722
Securities available for sale	204,907	196,588	179,016
Loans held for sale	164,993	131,188	312,738
Loans receivable	1,664,215	1,510,178	1,205,785
Allowance for credit losses (1)	18,549	17,757	15,778
Loans receivable, net	1,645,666	1,492,421	1,190,007
Real estate owned, net	254	145	148
Deposits	1,190,624	1,199,012	1,233,386
Borrowings	611,054	386,784	477,127
Total shareholders' equity	344,056	370,486	432,773

Selected Operating Data:
Interest income	$99,208	$70,245	$69,883
Interest expense	48,993	13,291	14,368
Net interest income	50,215	56,954	55,515
Provision (credit) for credit losses (1)	656	968	(3,990)
Net interest income after provision for credit losses (1)	49,559	55,986	59,505
Noninterest income	81,185	105,555	203,195
Noninterest expense	119,712	137,062	170,594
Income before income taxes	11,032	24,479	92,106
Provision for income taxes	1,657	4,992	21,315
Net income	$9,375	$19,487	$70,791

Per common share:
Income per share - basic	$0.47	$0.89	$2.98
Income per share - diluted	$0.46	$0.89	$2.96
Book value	$16.94	$16.71	$17.45
Dividends declared	$0.70	$0.80	$1.80

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

	At or for the Year Ended December 31,
	2023	2022	2021
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.44%	0.96%	3.20%
Return on average equity	2.62	4.91	16.38
Interest rate spread (1)	1.83	2.76	2.47
Net interest margin (2)	2.46	3.00	2.68
Noninterest expense to average assets	5.56	6.79	7.71
Efficiency ratio (3)	91.11	84.34	65.94
Average interest-earing assets to average interest-bearing liabilities	126.10	134.23	130.76
Dividend payout ratio (4)	148.94	146.07	43.62

Capital Ratios:
Waterstone Financial, Inc.:
Equity to total assets at end of period	15.54%	18.24%	19.53%
Average equity to average assets	16.64	19.66	19.53
Total capital to risk-weighted assets	21.50	24.36	29.01
Tier 1 capital to risk-weighted assets	20.39	23.29	27.99
Common equity tier 1 capital to risk-weighted assets	20.39	23.29	27.99
Tier 1 capital to average assets	16.77	19.45	19.29
WaterStone Bank:
Total capital to risk-weighted assets	20.10	21.52	25.52
Tier 1 capital to risk-weighted assets	18.99	20.46	24.50
Common equity tier 1 capital to risk-weighted assets	18.99	20.46	24.50
Tier 1 capital to average assets	15.62	17.08	16.88

Asset Quality Ratios:
Allowance for credit losses - loans as a percent of total loans (5)	1.11%	1.18%	1.31%
Allowance for credit losses - loans as a percent of non-performing loans (5)	385.79	412.28	283.06
Net chargeoffs (recoveries) to average outstanding loans during the period	0.01	(0.04)	(0.07)
Non-performing loans as a percent of total loans	0.29	0.29	0.46
Non-performing assets as a percent of total assets	0.23	0.22	0.26

Other Data:
Number of full-service banking offices	14	14	14
Number of full-time equivalent employees	698	742	870
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

(5) The Company adopted ASU 2016-13 as of January 1, 2022. The 2021 amounts presented are calculated under the prior accounting standard.

Comparison of Consolidated Waterstone Financial, Inc. Financial Condition at December 31, 2023 and at December 31, 2022

Total Assets.  Total assets increased by $181.7 million, or 8.9%, to $2.21 billion at December 31, 2023 from $2.03 billion at December 31, 2022.  The increase in total assets primarily reflects increases in loans held for investment and loans held for sale, partially offset by decreases cash and cash equivalents, office properties and equipment, and other assets. The increase in total assets also reflects liability increases in borrowings.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $10.2 million to $36.4 million at December 31, 2023 from $46.6 million at December 31, 2022.  The decrease in cash and cash equivalents primarily reflects the funding of loans held for sale, loans held for investment, and securities available for sale as well as the decrease of funding sources from deposits.

Securities Available for Sale. Securities available for sale increased by $8.3 million to $204.9 million at December 31, 2023 from $196.6 million at December 31, 2022. The increase was primarily due to purchases of mortgage-related securities to take advantage of the increase in interest rates. The increase was also driven by a decrease in unrealized losses as the values of securities increased due to a decrease in long term interest rates. Purchases for the year exceeded the combination of security paydowns and maturities of debt securities.

Loans Held for Sale.  Loans held for sale increased $33.8 million, or 25.8%, to $165.0 million at December 31, 2023 from $131.2 million at December 31, 2022 due to a decrease in mortgage rates at the end of the year.

Loans Receivable.  Loans receivable held for investment increased $154.0 million, or 10.2%, to $1.66 billion at December 31, 2023 from $1.51 billion at December 31, 2022. The increase in total loans receivable was attributable to increases in each of the one- to four-family, multi-family, commercial, and commercial real estate loan categories.

Allowance for Credit Losses.  The allowance for credit losses increased $792,000 to $18.5 million at December 31, 2023 from $17.8 million at December 31, 2022.  The increase primarily resulted from the increase in the total loan balances. Net charge-offs totaled $135,000 for the year ended December 31, 2023. During the year ended December 31, 2023, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. See Note 3 - Loans Receivable of the notes to consolidated financial statements for further discussion on the allowance for credit losses. The forecast factor remained unchanged as we monitor the economic environment going forward.

Prepaid Expenses and Other Assets.  Total prepaid expenses and other assets decreased $7.4 million to $52.4 million at December 31, 2023 from $59.8 million at December 31, 2022. The decrease was primarily due to a decrease in the fair value mark on derivatives as interest rates decreased and deferred taxes decreased as unrealized losses on available for sale securities decreased due to falling long-term interest rates.

Deposits.  Deposits decreased by $8.4 million to $1.19 billion at December 31, 2023, from $1.20 billion at December 31, 2022. The decrease was driven by a decrease of $52.9 million in money market and savings deposits and a decrease of $43.5 million in demand deposits. The decrease was partially offset by an increase of $88.0 million in time deposits as customers sought higher rates in the current interest rate environment.

Borrowings.  Total borrowings increased $224.3 million to $611.1 million at December 31, 2023, from $386.8 million at December 31, 2022. The community banking segment increased its short-term FHLB borrowings by $123.3 million offset by a decrease of its long-term FHLB borrowings by $45.0 million. In addition, we borrowed $145.0 million from the Federal Reserve Bank, all of which was incremental to 2022. External short-term borrowings at the mortgage banking segment increased a total of $1.0 million to $2.1 million at December 31, 2023 from $1.1 million at December 31, 2022. The increase in borrowings was used to fund the increase in loans held for investment.

Other Liabilities.  Other liabilities decreased $9.0 million to $61.0 million at December 31, 2023 compared to $70.1 million at December 31, 2022. Other liabilities decreased primarily due to a decrease of the fair value mark on derivative liabilities related to the loans held for sale and the back-to-back swaps decreased with the decrease in interest rates and a decrease in dividends payable as fourth-quarter dividends per share decreased to $0.15 in 2023 from $0.20 in 2022.

Shareholders’ Equity.  Shareholders’ equity decreased by $26.4 million, or 7.1%, to $344.1 million at December 31, 2023 from $370.5 million at December 31, 2022. Shareholders' equity decreased primarily due to the declaration of dividends and the repurchase of stock. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised and equity awards vested, increases in the values of securities available for sale, and unearned ESOP shares vesting.

Comparison of Community Banking Segment Operations for the Years Ended December 31, 2023 and 2022

Net income from our community banking segment for the year ended December 31, 2023 totaled $18.6 million compared to $22.8 million for the year ended December 31, 2022.  Net interest income decreased $4.9 million to $51.7 million for the year ended December 31, 2023 compared to $56.6 million for the year ended December 31, 2022. Interest income on loans increased as replacement rates and average loans held for investment balances were higher than in the prior year and interest income on mortgage-related securities and debt securities, federal funds sold and short-term investments increased due to the increase in the average balance and replacement rates. Offsetting the increases in interest income, interest expense on deposits and borrowings increased as replacement rates and average balances increased.

There was a provision for credit losses of $441,000 for the year ended December 31, 2023 compared to a provision for credit losses of $677,000 for the year ended December 31, 2022. The provision for credit losses consisted of a $712,000 provision related to loans due to loan growth and a $271,000 of negative provision related to unfunded commitments as the loan pipeline balance decreased for the year ended December 31, 2023. The provision for credit losses related to loans increased primarily due to loan growth in the portfolio. During the year ended December 31, 2023, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

Noninterest income decreased $834,000 for the year ended December 31, 2023 due primarily to a decrease in prepayment penalties on loans and gain from death benefit received on one bank-owned life insurance policy during 2022.

Compensation, payroll taxes, and other employee benefits expense increased $853,000 to $19.9 million during the year ended December 31, 2023 primarily due to an increase in salaries due to annual raises that took place at the beginning of the year and an increase in full-time equivalents due to fewer open positions.  Other noninterest expense decreased $1.7 million to $3.9 million as certain loan-related expenses paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans decreased compared to the prior year. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2023 and 2022

Net loss totaled $9.6 million for the year ended December 31, 2023 compared to net loss of $3.4 million for the year ended December 31, 2022. We originated $2.12 billion in mortgage loans held for sale (including sales to the community banking segment) during the year ended December 31, 2023, which represents a decrease of $641.8 million, or 23.2%, from the $2.76 billion originated during the year ended December 31, 2022. The decrease in loan production volume was driven by a $424.9 million, or 17.3%, decrease in home purchase volume due to inventory constraints in the market, housing affordability, and as interest rates have increased. Total mortgage banking noninterest income decreased $25.6 million, or 24.6%, to $78.5 million during the year ended December 31, 2023 compared to $104.1 million during the year ended December 31, 2022. The decrease in mortgage banking noninterest income was related to a 23.2% decrease in volume and a 2.6% decrease in gross margin on loans originated and sold for the year ended December 31, 2023 compared to December 31, 2022.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan. Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity increased to 96.0% from 89.1% of total originations for the year ended December 31, 2023 and 2022, respectively, as refinance demand decelerated due to an increase in interest rates over the past year. The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 41.0% and 59.0%, respectively of all loan originations, respectively, during the year ended December 31, 2023, compared to 29.3% and 70.7% of all originations, respectively, during the year ended December 31, 2022.

During the year ended December 31, 2023, the Company sold mortgage servicing rights related to $318.4 million in loans serviced for third parties. The sale generated $3.5 million in net proceeds and a $583,000 gain. During the year ended December 31, 2022, there were no sales of mortgage servicing rights.

Total compensation, payroll taxes and other employee benefits decreased $15.9 million, or 19.6%, to $65.1 million for the year ended December 31, 2023 compared to $81.0 million for the year ended December 31, 2022. The decrease in compensation expense was primarily related to decreased commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased. Additionally, salaries expense decreased due a reduction in headcount during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Comparison of Consolidated Waterstone Financial, Inc. Results of Operations for the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022
	(Dollars In Thousands, except per share amounts)

Net income	$9,375	$19,487
Earnings per share - basic	0.47	0.89
Earnings per share - diluted	0.46	0.89
Return on average assets	0.44%	0.96%
Return on average equity	2.62%	4.91%

Average Balance Sheets, Interest and Yields/Costs

The following table set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  Non-accrual loans were included in the computation of the average balances of loans receivable and held for sale.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.  Yields on interest-earning assets are computed on a fully tax-equivalent yield, where applicable.

	Years Ended December 31,
	2023			2022			2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,752,806	90,148	5.14%	$1,467,306	62,935	4.29%	$1,600,115	64,366	4.02%
Mortgage related securities (2)	172,318	4,053	2.35%	162,584	3,241	1.99%	103,324	1,954	1.89%
Debt securities, federal funds sold and short-term investments (2)(3)	119,650	5,201	4.35%	269,171	4,271	1.59%	366,949	3,827	1.04%
Total interest-earning assets	2,044,774	99,402	4.86%	1,899,061	70,447	3.71%	2,070,388	70,147	3.39%
Noninterest-earning assets	106,532			120,744			142,040
Total assets	$2,151,306			$2,019,805			$2,212,428

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$80,143	82	0.10%	72,751	61	0.08%	64,653	50	0.08%
Money market and savings accounts	309,119	4,529	1.47%	391,170	1,201	0.31%	363,930	904	0.25%
Certificates of deposit	700,034	21,127	3.02%	602,332	3,601	0.60%	675,495	3,466	0.51%
Total interest-bearing deposits	1,089,296	25,738	2.36%	1,066,253	4,863	0.46%	1,104,078	4,420	0.40%
Borrowings	532,248	23,255	4.37%	348,482	8,428	2.42%	479,262	9,948	2.08%
Total interest-bearing liabilities	1,621,544	48,993	3.02%	1,414,735	13,291	0.94%	1,583,340	14,368	0.91%

Noninterest-bearing liabilities
Non interest-bearing deposits	120,321			159,495			146,767
Other noninterest-bearing liabilities	51,439			48,500			50,140
Total noninterest-bearing liabilities	171,760			207,995			196,907
Total liabilities	1,793,304			1,622,730			1,780,247
Equity	358,002			397,075			432,181
Total liabilities and equity	$2,151,306			$2,019,805			$2,212,428
Net interest income / Net interest rate spread (4)		50,409	1.84%		57,156	2.77%		55,779	2.48%
Less: taxable equivalent adjustment		194	0.01%		202	0.01%		264	0.01%
Net interest income, as reported		50,215	1.83%		56,954	2.76%		55,515	2.47%
Net interest-earning assets (5)	$423,230			$484,326			$487,048
Net interest margin (6)			2.46%			3.00%			2.68%
Tax equivalent effect			0.01%			0.01%			0.01%
Net interest margin on a fully tax equivalent basis			2.47%			3.01%			2.69%
Average interest-earning assets to average interest-bearing liabilities	126.10%			134.23%			130.76%

(1)   Includes net deferred loan fee amortization income of $643,000, $684,000 and $2.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

(2)   Includes available for sale securities.

(3)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the years ended December 31, 2023, 2022, and 2021.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 4.18%, 1.51%, and 0.97% for the years ended December 31, 2023, 2022, and 2021, respectively.

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

	Years Ended December 31,			Years Ended December 31,
	2023 versus 2022			2022 versus 2021
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale (1)(2)	$13,483	$13,730	$27,213	$(5,567)	$4,136	$(1,431)
Mortgage related securities (3)	202	610	812	1,190	97	1,287
Other interest-earning assets (3)(4)	(3,376)	4,306	930	(1,204)	1,648	444
Total interest-earning assets	10,309	18,646	28,955	(5,581)	5,881	300

Interest expense:
Demand accounts	6	15	21	11	-	11
Money market and savings accounts	(305)	3,633	3,328	71	226	297
Certificates of deposit	677	16,849	17,526	(214)	349	135
Total interest-bearing deposits	378	20,497	20,875	(132)	575	443
Borrowings	5,865	8,962	14,827	(3,790)	2,270	(1,520)
Total interest-bearing liabilities	6,243	29,459	35,702	(3,922)	2,845	(1,077)
Net change in net interest income	$4,066	$(10,813)	$(6,747)	$(1,659)	$3,036	$1,377

(1)	Includes net deferred loan fee amortization income of $643,000, $684,000 and $2.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the years ended December 31, 2023, 2022, and 2021.

Net Interest Income

Net interest income decreased $6.7 million, or 11.8%, to $50.2 million during the year ended December 31, 2023 compared to $57.0 million during the year ended December 31, 2022.

•

Interest income on loans increased $27.2 million, or 43.2%, to $90.1 million during the year ended December 31, 2023 compared to $62.9 million during the year ended December 31, 2022 due primarily to an 85 basis point increase in average yield on loans as interest rates continued to increase over the past year and an increase in average loan balance as loans held for investment increased. The increase in average loan balance was driven by an increase of a $307.2 million, or 23.7%, in the average balance of loans held for investment offset by a decrease of $21.7 million, or 12.6%, in average loans held for sale.

•	Interest income from mortgage related securities increased $812,000, or 25.1%, primarily as the average balance increased $9.7 million and the yield increased by 36 basis points.
•	Interest income from debt securities increased $938,000, or 23.1%, to $5.0 million, due primarily to a 267 basis point increase in yield. The increased yield was partially offset by a decrease of $149.5 million in average balance.
•

Interest expense on time deposits increased $17.5 million, or 486.7%, primarily due to a 242 basis point increase in average cost of time deposits. Additionally, the average balance of time deposits increased $97.7 million compared to the prior year period.

•	Interest expense on money market, savings, and escrow accounts increased $3.3 million, or 277.1%, due primarily to a 116 basis point increase in average cost of money market, savings, and escrow accounts as offering rates increased to match the Federal Funds Rate. Partially offsetting the increase in average cost, the average balance decreased $82.1 million as more money moved to time deposits.
•	Interest expense on borrowings increased $14.8 million, or 175.9%, to $23.3 million due to a 195 basis point increase in the cost of borrowings during the year ended December 31, 2023 compared to the year ended December 31, 2022 as the federal funds rate increased over the past year. Additionally, the average balance increased $183.8 million to $532.2 million during the year ended December 31, 2023, compared to $348.5 million during the year ended December 31, 2022.

Provision for Credit Losses

There was a provision for credit losses of $656,000 during the year ended December 31, 2023 compared to a $968,000  provision for loan losses for the year ended December 31, 2022. The $656,000 provision for credit losses consisted of a $927,000 provision related to loans and $271,000 of negative provision related to unfunded commitments for the year ended December 31, 2023. The increase in the loan portfolio provision is due to the increase in loan balance and the decrease on the unfunded commitments is due to the decrease in the loan pipeline. During the year ended December 31, 2023, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

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

Noninterest Income

	Years Ended December 31,
	2023	2022	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$1,819	$2,202	$(383)	(17.4%)
Increase in cash surrender value of life insurance	1,710	1,738	(28)	(1.6%)
Mortgage banking income	75,686	99,560	(23,874)	(24.0%)
Other	1,970	2,055	(85)	(4.1%)
Total noninterest income	$81,185	$105,555	$(24,370)	(23.1%)

Total noninterest income decreased $24.4 million, or 23.1%, to $81.2 million during the year ended December 31, 2023 compared to $105.6 million during the year ended December 31, 2022.

•

The decrease in mortgage banking income was primarily the result of a decrease in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis decreased $525.9 million, or 20.6%, to $2.02 billion during the year ended December 31, 2023 compared to $2.55 billion during the year ended December 31, 2022.  Gross margin on loans originated and sold decreased 2.6% at the mortgage banking segment. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Results of Operations for the Year December 31, 2023 and 2022" above, for additional discussion of the increase in mortgage banking income.

•	Service charges on loans and deposits decreased primarily due to a decrease in loan prepayment fees and other loan fees.
•

The decrease in other noninterest income was due primarily to an decrease in mortgage servicing fee income and gain from death benefit decreased as there was a gain recorded on one bank owned life insurance policy during the year ended December 31, 2022 compared to none during the year ended December 31, 2023. Offsetting the decreases, the Company sold mortgage servicing rights related to $318.4 million in loans serviced for third parties during the year ended December 31, 2023. The sale generated $3.5 million in net proceeds on a mortgage servicing rights book value of $2.9 million and resulted in a $583,000 gain. There were no comparable sales during the year ended December 31, 2022.  As of December 31, 2023 and December 31, 2022, the Company maintained servicing rights related to $238.7 million and $409.6 million, respectively, in loans previously sold to third parties.

Noninterest Expenses

	Years Ended December 31,
	2023	2022	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$84,096	$99,565	$(15,469)	(15.5%)
Occupancy, office furniture, and equipment	8,323	8,706	(383)	(4.4%)
Advertising	3,779	3,976	(197)	(5.0%)
Data processing	4,653	4,470	183	4.1%
Communications	988	1,189	(201)	(16.9%)
Professional fees	2,686	1,815	871	48.0%
Real estate owned	4	19	(15)	(78.9%)
Loan processing expense	3,428	4,744	(1,316)	(27.7%)
Other	11,755	12,578	(823)	(6.5%)
Total noninterest expenses	$119,712	$137,062	$(17,350)	(12.7%)

Total noninterest expenses decreased $17.4 million, or 12.7%, to $119.7 million during the year ended December 31, 2023 compared to $137.1 million during the year ended December 31, 2022.

•

Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment decreased $15.9 million, or 19.6%, to $65.1 million for the year ended December 31, 2023. The decrease in compensation expense was primarily related to commission expense and branch manager compensation driven by decreased loan origination volume and branch profitability as gross margins decreased. Additionally, salaries expense decreased due a reduction in headcount during the year ended December 31, 2023 compared to the year ended December 31, 2022.

•

Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $853,000 or 4.5%, to $19.9 million during the year ended December 31, 2023. The increase was primarily due to an increase in variable compensation and overall salary expense due to annual raises and an increase in full-time equivalents due to open positions being filled.

•

Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $410,000 to $4.7 million during the year ended December 31, 2023 primarily resulting from lower equipment lease, maintenance, computer, and depreciation expenses.

•

Occupancy, office furniture and equipment expense at the community banking segment increased $27,000 to $3.7 million during the year ended December 31, 2023 compared to the prior year. The decrease was due primarily to increased building maintenance/repair costs.

•

Advertising expense decreased $197,000, or 5.0%, to $3.8 million during the year ended December 31, 2023. This was primarily due to a decrease at the mortgage banking segment in an effort to control costs.

•	Data processing expense increased $183,000, or 4.1% to $4.7 million during the year ended December 31, 2023. This was primarily due to increases at the community banking and mortgage banking segments for continued investments in technology and security.
•

Professional fees increased $871,000, or 48.0%, to $2.7 million during the year ended December 31, 2023. The increase was due to receiving a countersuit settlement related to a previously closed legal matter at the mortgage banking segment during the year ended December 31, 2022. Additionally, legal costs increased at the mortgage banking segment due to ongoing legal matters.

•

Other noninterest expense decreased $823,000, or 6.5%, to $11.8 million during the year ended December 31, 2023. The decrease at the mortgage banking segment related to a decrease in corporate meeting expenses, travel expenses, meals expense, and mortgage servicing rights amortization as the there was a bulk sale in the first quarter of 2023 and none during 2022. Offsetting the decreases, other noninterest expenses increased at the community banking segment as FDIC premiums increased starting in 2023

Income Taxes

Income tax expense decreased $3.3 million to $1.7 million during the year ended December 31, 2023, compared to $5.0 million during the year ended December 31, 2022 as pretax income decreased $13.4 million.  Income tax expense was recognized during the year ended December 31, 2023 at an effective rate of 15.0% compared to an effective rate of 20.4% during the year ended December 31, 2022. The decrease in the effective rate was primarily due to the permanent deductions being a greater percentage of pretax income as pretax income continued to decrease compared to the prior year.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2023 and 2022, $36.4 million and $46.6 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLB.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2023, and 2022, we originated on a consolidated basis $2.02 billion and $2.55 billion in loans for sale and sold loans on a consolidated basis of $2.06 billion and $2.81 billion.  During the years ended December 2023 and 2022, loan originations net of loan repayments resulted in a negative cash flows of $154.2 million and $303.9 million.  Cash received from the principal repayments of debt and mortgage related securities and maturity and calls of debt securities totaled $24.9 million and $50.7 million for the years ended December 31, 2023 and 2022, respectively. We purchased $29.5 million and $90.0 million in debt securities and mortgage related securities classified as available for sale during the years ended December 31, 2023 and 2022, respectively. The net decreases in deposits were $8.4 million and $34.4 for the year ending December 31, 2023 and 2022. We received a $1.2 million death benefit on a bank owned life insurance policy in 2022. There was an increase in net borrowings of $224.3 million for the year ended December 31, 2023 and a net decrease in borrowings of $90.3 million for the year ended December 31, 2022.  During the years ended December 31, 2023 and 2022, we repurchased common stock of $26.0 million and $47.8 million, respectively.  During the years ended December 31, 2023 and 2022, we paid cash dividends on common stock of $15.4 million and $30.3 million, respectively.

Deposits decreased by $8.4 million from December 31, 2022 to December 31, 2023. The decrease was driven by a $96.4 million decrease in total transaction accounts, offset by an $88.0 million increase in time deposits. Deposit flows are generally affected by the level of interest rates, market conditions, products offered by local competitors, and other factors.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At December 31, 2023, we had $159.0 million in long term advances from the FHLB with contractual maturity dates in 2025, 2027, and 2028.  See Note 6 - Borrowings of the notes to audited consolidated financial statements for additional information about the remaining call option details of our FHLB long-term debt.

       The Company had approximately $287.9 million of uninsured deposits for approximately 1,209 customers as of December 31, 2023. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limits.

At December 31, 2023, we had outstanding commitments to originate loans receivable of $9.8 million.  In addition, at December 31, 2023, we had unfunded commitments under construction loans of $76.7 million, unfunded commitments under business lines of credit of $15.4 million and unfunded commitments under home equity lines of credit and standby letters of credit of $12.2 million. At December 31, 2023, certificates of deposit scheduled to mature in less than one year totaled $622.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, Federal Reserve Discount Window or brokered deposits to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Capital

Shareholders’ equity decreased by $26.4 million, or 7.1%, to $344.1 million at December 31, 2023 from $370.5 million at December 31, 2022. Shareholders' equity decreased primarily due to the declaration of dividends and the repurchase of stock. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised and equity awards vested, increases in the values of securities available for sale, and unearned ESOP shares vesting.

The Company's Board of Directors authorized a 2,000,000 share stock repurchase program in the second quarter of 2023. As of December 31, 2023, the Company had repurchased 15.9 million shares at an average price of $15.04 under previously approved stock repurchase plans.

Waterstone Financial, Inc. and WaterStone Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2023, Waterstone Financial, Inc. and WaterStone Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Capital Requirements” and Note 9 - Regulatory Capital of the notes to the consolidated financial statements.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the year ended December 31, 2023, our FHLB short-term debt increased by $123.3 million and we repaid $304.0 million in FHLB long-term debt and borrowed $259.0 million of new FHLB long-term debt. In addition, we borrowed $145.0 in short-term debt from the Federal Reserve Bank.

See Note 8 - Borrowings of the notes to the consolidated financial statements for additional information about the remaining maturities of our FHLB long-term debt.

See Note 14 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to the consolidated financial statements for additional information.

WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2023 and the respective maturity dates.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2023 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of December 31, 2023
Dollar Change	$(11,128)	$(7,467)	$(3,775)	$4,304
Percentage Change	(27.4%)	(18.4%)	(9.3%)	10.6%

At December 31, 2023, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 9.3% while a 100 basis point decrease in rates had the effect of increasing net interest income by 10.6%.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

FORVIS, LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report dated March 6, 2024.

/s/ William F. Bruss	/s/ Mark R. Gerke
William F. Bruss	Mark R. Gerke
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee

Waterstone Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial condition of Waterstone Financial, Inc. and Subsidiaries (“Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2024, expressed an unqualified opinion thereon.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the financial statements, the Company’s loan portfolio and the associated allowance for credit losses (“ACL”) were $1.66 billion and $18.55 million as of December 31, 2023, respectively. The ACL considers historical loss rates, qualitative reserves and reasonable and supportable forecast adjustments. The ACL is estimated on a collective basis for groups of loans that share similar risk characteristics. Qualitative reserves reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience.

We identified the qualitative reserves component of the allowance for credit losses as a critical audit matter. The principal consideration for our determination is the subjectivity of the assumptions management utilized in determining and applying qualitative reserves within the model. This required a higher degree of judgment and subjectivity due to the nature and extent of audit evidence and effort required to address this matter.

The primary audit procedures we performed to address this critical audit matter included:

●	Evaluated the design and tested the operating effectiveness of key controls relating to the Company’s ACL, including controls over:
o	Management’s process for identification, basis for development and related adjustments, including reasonableness of the qualitative factor components of the ALL
o	Management’s review of reliability and accuracy of data used to calculate and estimate each component of the ACL, including accuracy of the qualitative calculation
●

Assessed the reasonableness of the qualitative factor adjustments, including management’s identification of qualitative factors, the application of qualitative factor adjustments within the model, and; the completeness and accuracy of data utilized in development qualitative adjustments.

●

Evaluated management’s judgments and assumptions related to the qualitative adjustments by assessing trends in relevant factors and evaluating the relationship of trends to the qualitative adjustments applied to the ACL.

●	Evaluated the mathematical accuracy of the ACL, including the mathematical application of the qualitative adjustments on the loan segments.

FORVIS, LLP

We have served as the Company’s auditor since 2023.

Kansas City, Missouri

March 6, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee

Waterstone Financial, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Waterstone Financial, Inc. and Subsidiaries’ (“Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and for the year ended December 31, 2023, and our report dated March 6, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

FORVIS, LLP

Kansas City, Missouri

March 6, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waterstone Financial, Inc.

Wauwatosa, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Waterstone Financial, Inc. and Subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinions.

/s/ CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

We have served as the Company’s auditor from 2021 through 2022.

Milwaukee, Wisconsin

February 28, 2023

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2023 and 2022

	December 31,
	2023	2022
Assets	(In Thousands, except share data)
Cash	$30,667	$33,700
Federal funds sold	5,493	10,683
Interest-earning deposits in other financial institutions and other short term investments	261	2,259
Cash and cash equivalents	36,421	46,642
Securities available for sale, at fair value (cost: 2023-$227,716; 2022-$222,665)	204,907	196,588
Loans held for sale (at fair value)	164,993	131,188
Loans receivable	1,664,215	1,510,178
Less: Allowance for credit losses ("ACL") - loans	18,549	17,757
Loans receivable, net	1,645,666	1,492,421

Office properties and equipment, net	19,995	21,105
Federal Home Loan Bank stock (at cost)	20,880	17,357
Cash surrender value of life insurance	67,859	66,443
Real estate owned, net	254	145
Prepaid expenses and other assets	52,414	59,783
Total assets	$2,213,389	$2,031,672

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$187,107	$230,596
Money market and savings deposits	273,233	326,145
Time deposits	730,284	642,271
Total deposits	1,190,624	1,199,012

Borrowings	611,054	386,784
Advance payments by borrowers for taxes	6,607	5,334
Other liabilities	61,048	70,056
Total liabilities	1,869,333	1,661,186
Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock (par value $0.01 per share) Authorized - 50,000,000 shares in 2023 and 2022, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at December 31, 2023 and at December 31, 2022, Issued and Outstanding - 20,314,786 at December 31, 2023 and 22,174,225 at December 31, 2022	203	222
Additional paid-in capital	103,908	128,550
Retained earnings	269,606	274,246
Unearned ESOP shares	(11,869)	(13,056)
Accumulated other comprehensive loss, net of taxes	(17,792)	(19,476)
Total shareholders’ equity	344,056	370,486
Total liabilities and shareholders’ equity	$2,213,389	$2,031,672

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended December 31, 2023, 2022 and 2021

	Years ended December 31,
	2023	2022	2021
	(In Thousands, except per share amounts)
Interest income:
Loans	$90,148	$62,935	$64,366
Mortgage-related securities	4,053	3,241	1,954
Debt securities, federal funds sold and short-term investments	5,007	4,069	3,563
Total interest income	99,208	70,245	69,883
Interest expense:
Deposits	25,738	4,863	4,420
Borrowings	23,255	8,428	9,948
Total interest expense	48,993	13,291	14,368
Net interest income	50,215	56,954	55,515
Provision (credit) for credit losses (1)	656	968	(3,990)
Net interest income after provision (credit) for credit losses (1)	49,559	55,986	59,505
Noninterest income:
Service charges on loans and deposits	1,819	2,202	3,325
Increase in cash surrender value of life insurance	1,710	1,738	1,615
Mortgage banking income	75,686	99,560	191,035
Other	1,970	2,055	7,220
Total noninterest income	81,185	105,555	203,195
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	84,096	99,565	135,115
Occupancy, office furniture, and equipment	8,323	8,706	9,612
Advertising	3,779	3,976	3,528
Data processing	4,653	4,470	3,950
Communications	988	1,189	1,309
Professional fees	2,686	1,815	1,275
Real estate owned	4	19	3
Loan processing expense	3,428	4,744	4,610
Other	11,755	12,578	11,192
Total noninterest expenses	119,712	137,062	170,594
Income before income taxes	11,032	24,479	92,106
Income tax expense	1,657	4,992	21,315
Net income	$9,375	$19,487	$70,791
Income per share:
Basic	$0.47	$0.89	$2.98
Diluted	$0.46	$0.89	$2.96
Weighted average shares outstanding:
Basic	20,158	21,884	23,741
Diluted	20,196	22,010	23,931

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31, 2023, 2022 and 2021

	Years ended December 31,
	2023	2022	2021
	(In Thousands)
Net income	$9,375	$19,487	$70,791
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) arising during the period, net of tax (expense) benefit of ($1,584), $6,868,and $1,294, respectively	1,684	(18,341)	(3,461)
Total other comprehensive income (loss)	1,684	(18,341)	(3,461)
Comprehensive income	$11,059	$1,146	$67,330

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2023, 2022 and 2021

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands)

Balances at December 31, 2020	25,088	$251	$180,684	$245,287	$(15,430)	$2,326	$413,118

Comprehensive income:
Net income	-	-	-	$70,791	-	-	$70,791
Other comprehensive loss:	-	-	-	-	-	(3,461)	(3,461)
Total comprehensive income							67,330
ESOP shares committed to be released to Plan participants	-	-	942	-	1,187	-	2,129
Cash dividend, $1.80 per share	-	-	-	(42,680)	-	-	(42,680)
Stock compensation activity, net of tax	208	2	2,305	-	-	-	2,307
Stock based compensation expense	-	-	745	-	-	-	745
Purchase of common stock returned to authorized but unissued	(501)	(5)	(10,171)	-	-	-	(10,176)
Balances at December 31, 2021	24,795	$248	$174,505	$273,398	$(14,243)	$(1,135)	$432,773

Comprehensive income:
Net income	-	$-	$-	$19,487	$-	$-	$19,487
Other comprehensive loss:	-	-	-	-	-	(18,341)	(18,341)
Total comprehensive income	-	-	-	-	-	-	1,146
Adoption of new accounting pronouncement (See Note 1)	-	-	-	(1,392)	-	-	(1,392)
ESOP shares committed to be released to Plan participants	-	-	702	-	1,187	-	1,889
Cash dividend, $0.80 per share	-	-	-	(17,247)	-	-	(17,247)
Stock compensation activity, net of tax	62	1	563	-	-	-	564
Stock based compensation expense	-	-	583	-	-	-	583
Purchase of common stock returned to authorized but unissued	(2,683)	(27)	(47,803)	-	-	-	(47,830)
Balances at December 31, 2022	22,174	$222	$128,550	$274,246	$(13,056)	$(19,476)	$370,486

Comprehensive income:
Net income	-	$-	$-	$9,375	$-	$-	$9,375
Other comprehensive income:	-	-	-	-	-	1,684	1,684
Total comprehensive income	-	-	-	-	-	-	11,059
ESOP shares committed to be released to Plan participants	-	-	274	-	1,187	-	1,461
Cash dividend, $0.70 per share	-	-	-	(14,015)	-	-	(14,015)
Stock compensation activity, net of tax	86	1	819	-	-	-	820
Stock based compensation expense	-	-	277	-	-	-	277
Purchase of common stock returned to authorized but unissued	(1,945)	(20)	(26,012)	-	-	-	(26,032)
Balances at December 31, 2023	20,315	$203	$103,908	$269,606	$(11,869)	$(17,792)	$344,056

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2023, 2022 and 2021

	Years ended December 31,
	2023	2022	2021
	(In Thousands)
Operating activities:
Net income	$9,375	$19,487	$70,791
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses (1)	656	968	(3,990)
Depreciation, amortization, accretion	3,301	4,033	6,048
Impairment of Mortgage Servicing Rights	320	-	-
Deferred taxes	(1,073)	(484)	1,378
Stock based compensation	277	583	745
Origination of mortgage servicing rights	(1,773)	(2,462)	(5,778)
Gain on sale of loans held for sale	(71,378)	(76,156)	(193,399)
Loans originated for sale	(2,024,014)	(2,549,935)	(4,198,139)
Proceeds on sales of loans originated for sale	2,061,587	2,807,641	4,480,804
Gain on death benefit on bank owned life insurance	-	(340)	-
(Increase) decrease in accrued interest receivable	(1,696)	(1,712)	944
Increase in cash surrender value of life insurance	(1,710)	(1,738)	(1,615)
Decrease (increase) in derivative assets	4,467	(10,897)	6,688
Increase (decrease) in accrued interest on deposits and borrowings	1,255	399	(178)
Decrease (increase) in prepaid tax expense	1,557	1,068	(2,558)
Legal settlement	-	-	(4,250)
Increase (decrease) in derivative liabilities	(5,431)	16,260	(5,140)
Net gain related to real estate owned	-	-	(12)
Gain on sale of mortgage servicing rights	(583)	-	(4,032)
Change in other assets and other liabilities, net	(2,714)	(50)	(6,301)
Net cash (used in) provided by operating activities	(27,577)	206,665	142,006

Investing activities:
Net (increase) decrease in loans receivable	(154,171)	(303,874)	170,297
Purchases of:
FHLB Stock	(11,937)	(5,005)	-
Debt securities	(5,437)	(9,732)	-
Mortgage related securities	(24,068)	(80,265)	(73,687)
Bank owned life insurance	(180)	(180)	(180)
Premises and equipment	(700)	(701)	(778)
Proceeds from:
Principal repayments on mortgage-related securities	20,885	33,191	40,445
Maturities of debt securities	3,966	17,555	9,055
Sales of FHLB stock	8,414	12,086	2,282
Proceeds on sales of mortgage servicing rights	3,530	-	12,448
Sales of real estate owned	-	-	183
Death benefit from bank owned life insurance	474	1,183	-
Net cash (used in) provided by investing activities	(159,224)	(335,742)	160,065

Financing activities:
Net (decrease) increase in deposits	(8,388)	(34,374)	48,516
Net change in short-term borrowings	269,270	179,657	(30,947)
Repayment of long-term debt	(304,000)	(470,000)	-
Proceeds from long-term debt	259,000	200,000	-
Net change in advance payments by borrowers for taxes	1,273	1,240	572
Cash dividends on common stock	(15,363)	(30,260)	(30,388)
Proceeds from stock option exercises	820	564	2,307
Purchase of common stock returned to authorized but unissued	(26,032)	(47,830)	(10,176)
Net cash provided by (used in) financing activities	176,580	(201,003)	(20,116)
(Decrease) increase in cash and cash equivalents	(10,221)	(330,080)	281,955
Cash and cash equivalents at beginning of period	46,642	376,722	94,767
Cash and cash equivalents at end of period	$36,421	$46,642	$376,722

Supplemental information:
Cash paid during the period for:
Income tax payments	$1,169	$4,090	$22,663
Interest payments	47,738	12,892	14,546
Noncash investing activities:
Dividends declared but not paid in other liabilities	3,164	4,511	17,525

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2023, 2022 and 2021

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

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprised approximately 72.6% of total mortgage banking noninterest expense for 2023.

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

A loan is accounted for as a financing receivable whose borrowers are experiencing financial difficulty if the Company, for economic reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider.  A financing receivable whose borrowers are experiencing financial difficulty typically involves a modification of terms such as a reduction of the stated interest rate, a deferral of principal payments or a combination of both for a temporary period of time.  If the borrower was performing in accordance with the original contractual terms at the time of the restructuring, the restructured loan is accounted for on an accruing basis as long as the borrower continues to comply with the modified terms.  If the loan was not accounted for on an accrual basis at the time of restructuring, the restructured loan remains in non-accrual status until the loan completes a minimum of six consecutive contractual payments.

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

Expected credit losses are estimated over the contractual terms of the loans, adjusted for expected prepayments. Expected prepayments are estimated using a model that incorporates Company's prepayment data, calibrated to reflect the Company's experience. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a loan identified as a borrower experiencing financial difficulty will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Financing receivables whose borrowers are experiencing financial difficulty

For financing receivables whose borrowers are experiencing financial difficulty or loans for which there is a reasonable expectation that a financing receivable whose borrowers are experiencing financial difficulty will be executed that are not collateral dependent, the credit loss estimate is determined by comparing the net present value of expected cash flows, discounted at the loan’s original effective interest rate, to the amortized cost basis of the loan.

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

Real estate owned consists of properties acquired through, or in lieu of, loan foreclosure.  Real estate owned is transferred into the portfolio at estimated net realizable value, which includes selling costs.  To the extent that the net carrying value of the loan exceeds the estimated fair value of the property at the date of transfer, the excess is charged to the allowance for loan losses within 90 days of being transferred.  Subsequent write-downs to reflect current fair value, as well as gains and losses upon disposition and revenue and expenses incurred in maintaining such properties, are treated as period costs and included in real estate owned in the consolidated statements of operations.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination.  The benefit of uncertain tax positions are initially recognized in the consolidated financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.   Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of operations.

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

The majority of the Company's revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, loans held for sale, investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company's disclosures.

Descriptions of the Company's revenue-generating activities that are within the scope of ASC 606, which are presented in the consolidated income statements as components of non-interest income are as follows:

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

Wealth management fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management investment management and similar fiduciary activities. These fees are typically paid to the Company on a monthly basis and recognized as the performance obligation is satisfied each month.

Other non-interest income includes items such as bank owned life insurance income, dividends on FHLB stock and other general operating income, none of which are subject to the requirements of ASC 606. Also included in other-non-interest income are interchange fees earned when our debit and credit card clients process transactions through card networks. The Company's performance obligations are generally complete when the transactions generating the fees are processed.

s)	Impact of Recent Accounting Pronouncements

Accounting Standards Adopted in 2023

The Company adopted "Troubled Debt Restructurings and Vintage Disclosures" under ASC Topic 326 on January 1, 2023, and applied the standard's provisions. The impact going forward will depend on the credit quality of the loan portfolio as well as the economic conditions at future reporting periods. See Note 3 - Loans Receivable for the new disclosures. Adoption of "Troubled Debt Restructurings and Vintage Disclosures" under ASC Topic 326 did not have a material impact on the Company's consolidated financial statements.

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

2)	Securities

Securities Available for Sale

The amortized cost and fair value of the Company’s investment in securities follow:

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$12,651	$5	$(1,475)	$11,181
Collateralized mortgage obligations:
Government sponsored enterprise issued	152,700	212	(19,445)	133,467
Private-label issued	8,061	-	(801)	7,260
Mortgage-related securities	173,412	217	(21,721)	151,908

Government sponsored enterprise bonds	2,500	-	(152)	2,348
Municipal securities	39,304	980	(796)	39,488
Other debt securities	12,500	-	(1,337)	11,163
Debt securities	54,304	980	(2,285)	52,999
Total	$227,716	$1,197	$(24,006)	$204,907

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$15,134	$4	$(1,824)	$13,314
Collateralized mortgage obligations:
Government sponsored enterprise issued	145,740	-	(20,975)	124,765
Private-label issued	9,041	-	(935)	8,106
Mortgage-related securities	169,915	4	(23,734)	146,185

Government sponsored enterprise bonds	2,500	-	(244)	2,256
Municipal securities	37,699	428	(1,193)	36,934
Other debt securities	12,500	-	(1,338)	11,162
Debt securities	52,699	428	(2,775)	50,352
Other securities	51	-	-	51
Total	$222,665	$432	$(26,509)	$196,588

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae. At  December 31, 2023, $128.1 million of the Company’s mortgage related securities were pledged as collateral to secure funding from the Federal Reserve Bank's new borrowing facility. At December 31, 2023, $183,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.  At December 31, 2022, $259,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair value of securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2023
	Amortized
	cost	Fair value
	(In Thousands)
Debt and other securities
Due within one year	$7,380	$7,349
Due after one year through five years	10,890	10,907
Due after five years through ten years	19,658	18,613
Due after ten years	16,376	16,130
Mortgage-related securities	173,412	151,908
Total	$227,716	$204,907

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$215	$1	$10,682	$1,474	$10,897	$1,475
Collateralized mortgage obligations:
Government sponsored enterprise issued	2,442	42	110,271	19,403	112,713	19,445
Private-label issued	-	-	6,250	801	6,250	801
Government sponsored enterprise bonds	-	-	2,348	152	2,348	152
Municipal securities	7,597	36	5,808	760	13,405	796
Other debt securities	-	-	11,163	1,337	11,163	1,337
Total	$10,254	$79	$146,522	$23,927	$156,776	$24,006

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$8,383	$655	$4,573	$1,169	$12,956	$1,824
Collateralized mortgage obligations:
Government sponsored enterprise issued	65,270	6,400	59,495	14,575	124,765	20,975
Private-label issued	7,012	935	-	-	7,012	935
Government sponsored enterprise bonds	2,256	244	-	-	2,256	244
Municipal securities	18,648	192	4,095	1,001	22,743	1,193
Other debt securities	2,362	138	8,800	1,200	11,162	1,338
Total	$103,931	$8,564	$76,963	$17,945	$180,894	$26,509

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 147 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of  December 31, 2023 and  December 31, 2022, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the years ended  December 31, 2023, 2022, and 2021, there were no sales of securities.

3)	Loans Receivable

Loans receivable at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$551,190	$469,567
Multi family	707,566	677,981
Home equity	13,228	11,455
Construction and land	53,371	62,494
Commercial real estate	300,892	262,973
Consumer	848	774
Commercial loans	37,120	24,934
Total loans receivable	$1,664,215	$1,510,178

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 76.4% of the Company’s loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.

Qualifying loans receivable totaling $1.25 billion were pledged as collateral against $464.0 million and $976.7 million were pledged as collateral against $385.7 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at December 31, 2023 and December 31, 2022, respectively.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. These loans to related parties are summarized below:

	December 31,
	2023	2022
	(In Thousands)
Balance at beginning of year	$2,847	$2,456
New Loans	637	733
Repayments	(165)	(342)
Balance at end of year	$3,319	$2,847

An analysis of past due loans receivable as of December 31, 2023 and 2022 follows:

	As of December 31, 2023
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater Past Due	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$5,265	$1,283	$4,270	$10,818	$540,372	$551,190
Multi family	-	6	-	6	707,560	707,566
Home equity	209	-	34	243	12,985	13,228
Construction and land	-	-	-	-	53,371	53,371
Commercial real estate	54	-	129	183	300,709	300,892
Consumer	-	-	-	-	848	848
Commercial loans	-	-	-	-	37,120	37,120
Total	$5,528	$1,289	$4,433	$11,250	$1,652,965	$1,664,215

	As of December 31, 2022
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater Past Due	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,328	$-	$3,618	$5,946	$463,621	$469,567
Multi family	-	-	-	-	677,981	677,981
Home equity	14	-	65	79	11,376	11,455
Construction and land	-	-	-	-	62,494	62,494
Commercial real estate	-	233	-	233	262,740	262,973
Consumer	-	-	-	-	774	774
Commercial loans	3	-	-	3	24,931	24,934
Total	$2,345	$233	$3,683	$6,261	$1,503,917	$1,510,178

(1)	Includes $193,000 and $- for December 31, 2023 and 2022, respectively, which are on non-accrual status.
(2)	Includes $11,000 and $- for December 31, 2023 and 2022, respectively, which are on non-accrual status.
(3)	Includes $171,000 and $624,000 for December 31, 2023 and 2022, respectively, which are on non-accrual status.

The Company currently manages the loan portfolios and the respective exposure to credit losses (credit risk) by the following specific portfolio segments, which are levels at which we develop and document our systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment. These segments are as follows:

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

Commercial loans – Commercial loans are made to provide funds for equipment and general corporate needs, as well as to finance owner-occupied real estate. Repayment of these loans primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. This segment includes both internally originated and purchased participation loans. Credit risk arises from the successful operation of the business, which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

As of December 31, 2023 and  December 31, 2022, there were no loans that were 90 or more days past due and still accruing interest.

A summary of the activity for the years ended  December 31, 2023, 2022 and 2021 in the allowance for credit losses - loans follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2023
Balance at beginning of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757
Provision (credit) for credit losses - loans (1)	2,259	(665)	33	(372)	(641)	46	267	927
Charge-offs	(168)	-	-	-	-	(37)	-	(205)
Recoveries	52	8	4	3	3	-	-	70
Balance at end of period	$6,886	$7,318	$211	$983	$2,561	$56	$534	$18,549

Year ended December 31, 2022
Balance at beginning of period	$3,963	$5,398	$89	$1,386	$4,482	$33	$427	$15,778
Adoption of CECL	$88	$100	$58	$886	$(640)	$7	$(69)	$430
Provision (credt) for loan losses	918	1,750	9	(923)	(656)	23	(91)	1,030
Charge-offs	(304)	-	-	-	-	(16)	-	(320)
Recoveries	78	727	18	3	13	-	-	839
Balance at end of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757

Year ended December 31, 2021
Balance at beginning of period	$5,459	$5,600	$194	$1,755	$5,138	$35	$642	$18,823
Provision (credit) for loan losses	(2,294)	(318)	(121)	(408)	(650)	16	(215)	(3,990)
Charge-offs	(151)	-	-	(13)	(10)	(18)	-	(192)
Recoveries	949	116	16	52	4	-	-	1,137
Balance at end of period	$3,963	$5,398	$89	$1,386	$4,482	$33	$427	$15,778

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The 2021 amounts presented are calculated under the prior accounting standard.

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

The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company's historical look–back period includes 2012 through the current period, on an annual basis. When historical credit loss experience is not sufficient for a specific portfolio, the Company  may supplement its own portfolio data with external models or data.

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments at December 31, 2023 and  December 31, 2022 was $1.1 million and $1.3 million.

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

	Years ended December 31,
	2023	2022	2021
	(In Thousands)
Provision (credit) for credit losses - loans (1) on:
Loans	$927	$1,030	$(3,990)
Unfunded commitments	(271)	(62)	-
Investment securities	-	-	-
Total	$656	$968	$(3,990)

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The 2021 amounts presented are calculated under the prior accounting standard.

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

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2023 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
December 31, 2023	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	6,886	7,318	211	983	2,561	56	534	18,549
Allowance at end of period	$6,886	$7,318	$211	$983	$2,561	$56	$534	$18,549

Collateral dependent loans	$2,209	$-	$90	$-	$5,493	$-	$1,536	$9,328
Pooled loans	548,981	707,566	13,138	53,371	295,399	848	35,584	1,654,887
Total gross loans	$551,190	$707,566	$13,228	$53,371	$300,892	$848	$37,120	$1,664,215

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

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended  December 31, 2022 follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
December 31, 2022	(In Thousands)
Allowance related to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to loans collectively evaluated for impairment	4,743	7,975	174	1,352	3,199	47	267	17,757
Balance at end of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757

Loans individually evaluated for impairment	$2,584	$-	$40	$-	$5,455	$-	$-	$8,079
Loans collectively evaluated for impairment	466,983	677,981	11,415	62,494	257,518	774	24,934	1,502,099
Total gross loans	$469,567	$677,981	$11,455	$62,494	$262,973	$774	$24,934	$1,510,178

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

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company establishes a risk rating at origination for all commercial loan and commercial real estate relationships.  For relationships over $1.0 million, management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt.  Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for credit losses, and sound non-accrual and charge-off policies.  The Company's underwriting policies require an officers' loan committee review and approval of all loans in excess of $500,000 except for residential loans which has an approval limit in excess of $1.0 million.  A member of the credit department, independent of the loan originator, performs a loan review for all loans. The Company's ability to manage credit risk depends in large part on the Company's ability to properly identify and manage problem loans. To do so, the Company maintains a loan review system under which the credit management personnel review non-owner occupied one- to four-family, multi-family, construction and land, and commercial real estate  that individually, or as part of an overall borrower relationship exceed $1.0 million in potential exposure and review commercial loans that individually, or as part of an overall borrower relationship exceed $200,000 in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of December 31, 2023 and 2022:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At December 31, 2023
Substandard	$4,503	$-	$90	$-	$5,492	$-	$1,536	$11,621
Watch	7,585	$383	$-	$-	$-	$-	$-	$7,968
Pass	539,102	707,183	13,138	53,371	295,400	848	35,584	1,644,626
Total	$551,190	$707,566	$13,228	$53,371	$300,892	$848	$37,120	$1,664,215

At December 31, 2022
Substandard	$4,209	$-	$98	$-	$5,454	$-	$61	$9,822
Watch	5,696	192	96	2,227	5,203	-	2,023	15,437
Pass	459,662	677,789	11,261	60,267	252,316	774	22,850	1,484,919
Total	469,567	677,981	11,455	62,494	262,973	774	24,934	1,510,178

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of  December 31, 2023.

	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$196,255	$166,555	$46,378	$33,295	$19,966	$75,726	$927	$539,102
Watch	5,093	713	-	-	-	1,779	-	7,585
Substandard	1,450	353	-	-	-	2,700	-	4,503
Total	202,798	167,621	46,378	33,295	19,966	80,205	927	551,190

Multi-family
Pass	122,289	214,074	135,823	117,669	44,878	71,632	818	707,183
Watch	191	6	-	-	-	186	-	383
Substandard	-	-	-	-	-	-	-	-
Total	122,480	214,080	135,823	117,669	44,878	71,818	818	707,566

Home equity
Pass	1,084	255	161	98	87	342	11,111	13,138
Watch	-	-	-	-	-	-	-	-
Substandard	-	18	17	-	-	-	55	90
Total	1,084	273	178	98	87	342	11,166	13,228

Construction and land
Pass	38,079	1,348	9,349	2,146	2,255	194	-	53,371
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	38,079	1,348	9,349	2,146	2,255	194	-	53,371

Commercial Real Estate
Pass	70,677	76,067	62,922	33,436	19,250	31,673	1,375	295,400
Watch	-	-	-	-	-	-	-	-
Substandard	5,277	129	-	86	-	-	-	5,492
Total	75,954	76,196	62,922	33,522	19,250	31,673	1,375	300,892

Consumer
Pass	-	-	-	-	-	-	848	848
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	848	848

Commercial
Pass	17,019	1,631	904	2,668	80	5,435	7,847	35,584
Watch	-	-	-	-	-	-	-	-
Substandard	-	48	-	-	13	-	1,475	1,536
Total	17,019	1,679	904	2,668	93	5,435	9,322	37,120

Total loans	$457,414	$461,197	$255,554	$189,398	$86,529	$189,667	$24,456	$1,664,215

Gross charge-offs	$168	$-	$-	$-	$-	$-	$37	$205

The following table presents total loans by risk categories and year of origination as of December 31, 2022.

	2022	2021	2020	2019	2018	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$246,437	$55,494	$37,438	$21,813	$20,580	$76,568	$1,332	$459,662
Watch	4,823	-	-	-	-	873	-	5,696
Substandard	218	1,255	519	-	-	2,217	-	4,209
Total	251,478	56,749	37,957	21,813	20,580	79,658	1,332	469,567

Multi-family
Pass	255,100	144,731	139,386	44,221	22,689	70,905	757	677,789
Watch	-	-	-	-	-	192	-	192
Substandard	-	-	-	-	-	-	-	-
Total	255,100	144,731	139,386	44,221	22,689	71,097	757	677,981

Home equity
Pass	290	81	865	104	174	82	9,665	11,261
Watch	-	96	-	-	-	-	-	96
Substandard	22	18	-	-	-	-	58	98
Total	312	195	865	104	174	82	9,723	11,455

Construction and land
Pass	2,958	49,092	2,308	5,690	123	96	-	60,267
Watch	-	-	-	2,227	-	-	-	2,227
Substandard	-	-	-	-	-	-	-	-
Total	2,958	49,092	2,308	7,917	123	96	-	62,494

Commercial Real Estate
Pass	87,971	53,788	39,015	24,795	21,467	24,595	685	252,316
Watch	1,616	-	95	2,226	1,266	-	-	5,203
Substandard	-	-	-	-	5,454	-	-	5,454
Total	89,587	53,788	39,110	27,021	28,187	24,595	685	262,973

Consumer
Pass	19	-	-	-	-	-	755	774
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	19	-	-	-	-	-	755	774

Commercial
Pass	9,385	1,228	1,256	240	936	5,622	4,183	22,850
Watch	-	-	1,928	-	-	92	3	2,023
Substandard	61	-	-	-	-	-	-	61
Total	9,446	1,228	3,184	240	936	5,714	4,186	24,934

Total Loans	$608,900	$305,783	$222,810	$101,316	$72,689	$181,242	$17,438	$1,510,178

The following presents data on restructurings of financing receivables whose borrowers are experiencing financial difficulty:

	As of December 31, 2023
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$-	-	$543	2	$543	2
	$-	-	$543	2	$543	2

The following presents data on troubled debt restructurings:

	As of December 31, 2022
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$-	-	$936	4	$936	4
	$-	-	$936	4	$936	4

Financing receivables whose borrowers are experiencing financial difficulty involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six months to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At December 31, 2023, $543,000 in loans had been modified in financing receivables whose borrowers are experiencing financial difficulty, all of which were included in the non-accrual total.

All loans that have been modified in a financing receivable whose borrowers are experiencing financial difficulty are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for an ACL.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, an ACL is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.

If an updated credit department review indicates no other evidence of elevated credit risk and the borrower completes a minimum of six consecutive contractual payments, the loan is returned to accrual status at that time.

The following presents restructurings of financing receivables whose borrowers are experiencing financial difficulty by concession type

	As of December 31, 2023
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forebearance	$-	-	$-	-	$-	-
Interest reduction	15	1	-	-	15	1
Principal forebearance	528	1	-	-	528	1
Total	$543	2	$-	-	$543	2

The following presents troubled debt restructurings by concession type:

	As of December 31, 2022
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forebearance	$399	2	$-	-	$399	2
Interest reduction	18	1	-	-	18	1
Principal forebearance	519	1	-	-	519	1
Total	$936	4	$-	-	$936	4

There was one restructuring for $528,000 of financing receivables whose borrowers are experiencing financial difficulty during the year ended December 31, 2023.  There was one loan modified as a troubled debt restructuring with a total balance of $63,000 during the year ended December 31, 2022.

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the years ended December 31, 2023 and 2022

The following table presents data on non-accrual loans:

	As of December 31,
	2023	2022
	(Dollars in Thousands)
Residential
One- to four-family	$4,503	$4,209
Multi family	-	-
Home equity	90	98
Construction and land	-	-
Commercial real estate	215	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$4,808	$4,307

Total non-accrual loans to total loans	0.29%	0.29%
Total non-accrual loans to total assets	0.22%	0.21%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $250,000 and $795,000 at December 31, 2023 and December 31, 2022, respectively.

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2023	2022
	(In Thousands)
Land	$7,454	$7,516
Office buildings and improvements	34,275	34,084
Furniture and equipment	12,990	13,000
Total	54,719	54,600
Less accumulated depreciation	(34,724)	(33,495)
Total, net	$19,995	$21,105

Depreciation of premises and equipment totaled $1.7 million, $1.8 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

5)	Mortgage Servicing Rights

The following table presents the activity related to the Company’s mortgage servicing rights included in prepaid and other assets on the consolidated statement of financial condition:

	Year ended December 31,
	2023	2022
	(In Thousands)
Mortgage servicing rights at beginning of the year	$3,444	$1,555
Additions	1,773	2,461
Amortization	(319)	(579)
Sales	(2,767)	-
Mortgage servicing rights at end of the year	2,131	3,437
Valuation allowance during the year	(320)	7
Mortgage servicing rights at the end of the year, net	$1,811	$3,444

During the year ended December 31, 2023, on a consolidated basis, $2.02 billion in residential loans were originated for sale, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank. During the same period, sales of loans held for sale totaled $1.99 billion, generating mortgage banking income of $75.7 million. The unpaid principal balance of loans serviced for others was $238.7 million and $409.6 million at December 31, 2023 and  December 31, 2022 respectively. Loans serviced for others are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $2.2 million at December 31, 2023 and $5.0 million at December 31, 2022.

During the year ended December 31, 2023, the Company sold mortgage servicing rights related to $318.4 billion in loans serviced for third parties which had a book value of $2.9 million. The sale generated $3.5 million in net proceeds and a $583,000 gain. During the year ended December 31, 2022, the Company sold no mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2023 for the years ending  December 31 periods as indicated:

(In Thousands)
2024	$329
2025	243
2026	228
2027	201
2028	176
Thereafter	634
Total	$1,811

6)	Deposits

The aggregate amount of time deposit accounts with the portion of the account balances that are greater than $250,000 at December 31, 2023 and 2022 amounted to $131.4 million and $115.5 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2023	2022	2021
	(In Thousands)
Interest-bearing demand deposits	$82	$61	$50
Money market and savings deposits	4,529	1,201	904
Time deposits	21,127	3,601	3,466
	$25,738	$4,863	$4,420

A summary of the contractual maturities of time deposits at December 31, 2023 is as follows:

(In Thousands)
Within one year	$622,420
More than one to two years	102,284
More than two to three years	4,444
More than three to four years	763
More than four through five years	373
$730,284

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Corporation. Such deposits amounted to $9.0 million at December 31, 2023 and $9.2 million at  December 31, 2022.

7)	Borrowings

Borrowings consist of the following:

December 31, 2023
Category	Term	Amount	Maturity	Rate	Rate Type	Callable/Putable	Call Start Date	Frequency
	(Dollars in Thousands)
FHLB advances
	Long-term	$50,000	December 14, 2027	1.73%	Fixed	Putable	December 14, 2019	Single
	Long-term	10,000	August 7, 2028	3.51%	Fixed	Putable	December 7, 2023	Quarterly
	Long-term	10,000	August 8, 2028	3.52%	Fixed	Putable	December 8, 2023	Quarterly
	Long-term	10,000	October 10, 2028	3.49%	Fixed	Putable	November 10, 2023	Quarterly
	Long-term	10,000	October 10, 2028	3.49%	Fixed	Putable	November 10, 2023	Quarterly
	Long-term	10,000	November 3, 2028	3.46%	Fixed	Putable	December 4, 2023	Quarterly
	Long-term	10,000	November 6, 2028	3.47%	Fixed	Putable	December 6, 2023	Quarterly
	Long-term	15,000	November 14, 2028	3.39%	Fixed	Putable	December 14, 2023	Quarterly
	Long-term	10,000	November 29, 2028	3.38%	Fixed	Putable	December 29, 2023	Quarterly
	Long-term	10,000	November 29, 2028	3.43%	Fixed	Putable	January 29, 2024	Quarterly
	Long-term	10,000	December 4, 2028	3.31%	Fixed	Putable	January 4, 2023	Quarterly
Total FHLB long-term advances		155,000		2.89%
	Short-term	60,000	January 2, 2024	5.44%	Fixed	N/A	N/A	N/A
	Short-term	20,000	January 2, 2024	5.45%	Fixed	N/A	N/A	N/A
	Short-term	20,000	January 5, 2024	5.48%	Fixed	N/A	N/A	N/A
	Short-term	20,500	January 8, 2024	5.38%	Fixed	N/A	N/A	N/A
	Short-term	18,000	January 8, 2024	5.38%	Fixed	N/A	N/A	N/A
	Short-term	14,000	January 16, 2024	5.49%	Fixed	N/A	N/A	N/A
	Short-term	21,000	January 22, 2024	5.36%	Fixed	N/A	N/A	N/A
	Short-term	33,000	January 29, 2024	5.36%	Fixed	N/A	N/A	N/A
	Short-term	27,500	February 20, 2024	5.41%	Fixed	N/A	N/A	N/A
	Short-term	27,000	February 27, 2024	5.42%	Fixed	N/A	N/A	N/A
	Short-term	24,500	March 13, 2024	5.39%	Fixed	N/A	N/A	N/A
	Short-term	23,500	December 29, 2024	4.79%	Fixed	N/A	N/A	N/A
Total FHLB short-term advances		309,000		5.37%
Total FHLB advances		464,000		4.54%

Short-Term Borrowings
Federal reserve bank	Short-term	$145,000	December 31, 2024	4.83%	Fixed	N/A	N/A	N/A

Total Federal reserve bank		$145,000		4.83%
Repurchase agreements	Revolving	$2,054	N/A	8.20%	Variable	N/A	N/A	N/A
Total short-term borrowings		$147,054		4.88%
Total borrowings		$611,054		4.62%

December 31, 2022
Category	Term	Amount	Maturity	Rate	Rate Type	Callable/Putable	Start Date	Frequency
	(Dollars in Thousands)
FHLB advances
	Long-term	$50,000	September 22, 2025	3.50%	Fixed	Putable	September 20, 2023	Single
	Long-term	50,000	December 14, 2027	1.73%	Fixed	Putable	December 16, 2019	Single
	Long-term	25,000	November 3, 2025	4.09%	Fixed	Putable	November 1, 2023	Quarterly
	Long-term	25,000	November 7, 2025	4.25%	Fixed	Putable	November 7, 2023	Quarterly
	Long-term	25,000	November 24, 2025	3.82%	Fixed	Putable	May 22, 2023	Quarterly
	Long-term	25,000	December 1, 2032	2.35%	Fixed	Putable	March 1, 2023	Quarterly
Total FHLB long-term advances		200,000		3.12%
	Short-term	7,700	January 9, 2023	4.16%	Fixed	N/A	N/A	N/A
	Short-term	25,000	January 23, 2023	4.23%	Fixed	N/A	N/A	N/A
	Short-term	20,000	January 23, 2023	4.23%	Fixed	N/A	N/A	N/A
	Short-term	48,000	January 30, 2023	4.25%	Fixed	N/A	N/A	N/A
	Short-term	20,000	January 6, 2023	4.29%	Fixed	N/A	N/A	N/A
	Short-term	50,000	January 6, 2023	4.29%	Fixed	N/A	N/A	N/A
	Short-term	15,000	January 4, 2023	4.31%	Fixed	N/A	N/A	N/A
Total FHLB short-term advances		185,700		4.26%
Total FHLB advances		$385,700		3.67%
Short-Term Borrowings
Repurchase agreements	Revolving	$1,084	N/A	7.21%	Variable	N/A	N/A	N/A
Total short-term borrowings		1,084		7.21%
Total borrowings		$386,784		3.68%

The short-term repurchase agreement represents the outstanding portion of a total $30.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $2.1 million balance at December 31, 2023 and a $1.1 million balance at December 31, 2022.

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

The Federal Reserve Bank ("FRB") created a new borrowing facility called the Bank Term Funding Program in 2023. This program allows a bank to borrow against its investment portfolio, at par value, with no reduction for unrealized losses. The term is for one year and the interest rate is fixed at the time the advance is taken. There is no prepayment penalty. Allowable investments for pledge are those the FRB can own. This would include all of the Company's investment securities except municipal securities, private label bonds, and corporate bonds. At  December 31, 2023, the Company had fully utilized its borrowing capacity under this program. The program expires on March 11, 2024.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company’s borrowings at the FHLBC are limited to 80% of the carrying value of unencumbered one- to four-family mortgage loans, 64% of the carrying value of home equity loans and 75% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $20.9 million at December 31, 2023 and $17.4 million at December 31, 2022. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

8)	Regulatory Capital

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

As of December 31, 2023, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios as of December 31, 2023 and 2022 are presented in the table below:

	December 31, 2023
					Minimum Capital		To Be Well-Capitalized
			For Capital		Adequacy with		Under Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	380,351	21.50%	141,538	8.00%	185,769	10.50%	N/A	N/A
Waterstone Bank	355,476	20.10%	141,515	8.00%	185,738	10.50%	176,893	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,734	20.39%	106,154	6.00%	150,385	8.50%	N/A	N/A
Waterstone Bank	335,859	18.99%	106,117	6.00%	150,332	8.50%	141,489	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,734	20.39%	79,615	4.50%	123,846	7.00%	N/A	N/A
Waterstone Bank	335,859	18.99%	79,587	4.50%	123,803	7.00%	114,960	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	360,734	16.77%	86,043	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	335,859	15.62%	86,007	4.00%	N/A	N/A	107,509	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	335,859	15.20%	132,576	6.00%	N/A	N/A	N/A	N/A

	December 31, 2022
	(Dollars In Thousands)

Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	407,099	24.36%	133,709	8.00%	175,493	10.50%	N/A	N/A
Waterstone Bank	359,623	21.52%	133,690	8.00%	175,468	10.50%	167,112	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	389,342	23.29%	100,281	6.00%	142,065	8.50%	N/A	N/A
Waterstone Bank	341,866	20.46%	100,267	6.00%	142,045	8.50%	133,690	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	389,342	23.29%	75,211	4.50%	116,995	7.00%	N/A	N/A
Waterstone Bank	341,866	20.46%	75,200	4.50%	116,978	7.00%	108,623	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	389,342	19.45%	80,080	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	341,866	17.08%	80,080	4.00%	N/A	N/A	100,100	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	341,866	16.87%	121,624	6.00%	N/A	N/A	N/A	N/A

9)	Stock Based Compensation

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

A total of 750,000 stock options and 500,000 restricted shares were approved for award.  A total of 645,000 stock options and 431,631 restricted stock were available to be issued as of December 31, 2023.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of Waterstone Financial, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the years ended December 31, 2023 and 2022.

	2023		2022
	Minimum	Maximum	Minimum	Maximum
Dividend Yield	4.22%	6.27%	4.07%	4.82%
Risk-free interest rate	3.52%	4.62%	1.80%	3.92%
Expected volatility	23.81%	25.42%	23.14%	23.97%
Weighted average expected life	5.1	5.7	5.5	5.6
Weighted average per share value of options	1.58	2.52	2.48	2.84

The Company's policy is to adjust compensation expense at the time of actual stock grant forfeiture.

A summary of the Company’s stock option activity for the years ended December 31, 2023, 2022 and 2021 is presented below.

			Weighted Average	Aggregate
		Weighted Average	Years Remaining in	Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000's)
Outstanding December 31, 2020	751,827	$13.57	4.82	$3,945
Options exercisable at December 31, 2020	433,827	13.31	4.45	$2,392

Granted	45,000	20.44		$39
Exercised	(179,517)	12.85		1,496
Forfeited	(23,000)	16.50		108
Outstanding December 31, 2021	594,310	14.20	4.33	$4,158
Options exercisable at December 31, 2021	352,310	13.70	3.78	$2,636

Granted	35,000	18.38		$2
Exercised	(44,690)	12.62		198
Forfeited	(29,001)	18.82		1
Outstanding December 31, 2022	555,619	14.35	3.41	$1,708
Options exercisable at December 31, 2022	409,119	13.76	2.59	$1,408

Granted	40,000	14.20		$15
Exercised	(64,219)	12.75		93
Forfeited	(21,000)	19.24		-
Outstanding December 31, 2023	510,400	14.34	3.17	$473
Options exercisable at December 31, 2023	425,400	13.92	2.08	$454

The following table summarizes information about the Company's stock options outstanding at December 31, 2023.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price	Remaining Life (Years)
Range of Exercise Prices:
$0.01 - $10.00	-	$-	-	-	$-	-
$10.01 - $15.00	380,400	13.01	2.22	339,400	12.89	1.39
$15.01 - $20.00	115,000	17.80	5.72	80,000	17.74	4.58
Over $20.01	15,000	21.50	7.89	6,000	21.50	7.89
Total	510,400	$14.34	3.17	425,400	$13.92	2.08

The following table summarizes information about the Company’s nonvested stock option activity for the years ended December 31, 2023 and 2022:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2021	242,000	$3.06
Granted	35,000	2.63
Vested	(113,500)	2.66
Forfeited	(17,000)	2.52
Nonvested at December 31, 2022	146,500	2.90

Nonvested at December 31, 2022	146,500	2.90
Granted	40,000	1.82
Vested	(88,500)	3.16
Forfeited	(13,000)	2.55
Nonvested at December 31, 2023	85,000	2.17

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  Expense for the stock options granted of $107,000, $342,000 and $329,000 was recognized during the years ended December 31, 2023, 2022 and 2021, respectively.  At December 31, 2023, the Company had $182,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 44 months.

The following table summarizes information about the Company’s restricted stock shares activity for the years ended December 31, 2023 and 2022:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Nonvested at December 31, 2021	51,722	$16.82
Granted	17,665	19.43
Vested	(24,288)	13.12
Forfeited	-	-
Nonvested at December 31, 2022	45,099	19.84

Nonvested at December 31, 2022	45,099	19.84
Granted	21,982	16.02
Vested	(1,288)	19.80
Forfeited	-	-
Nonvested at December 31, 2023	65,793	18.56

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  Expense for the restricted stock awards of $170,000, $242,000 and $416,000 was recorded for the years ended December 31, 2023, 2022 and 2021, respectively.  At December 31, 2023, the Company had $96,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 25 months.

10)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank’s plan.  Waterstone Mortgage employees over 18 years of age are eligible to participate in its plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made matching contributions of $1.0 million, $1.3 million and $1.6 million to the plans during the years ended December 31, 2023, 2022 and 2021, respectively.

11)	Employee Stock Ownership Plan

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

During the year ended December 31, 2005, the Plan borrowed $8.5 million from the Company and purchased 835,610 shares of common stock of the Company in the open market. During the year ended December 31, 2014, the Plan borrowed an additional $23.8 million from the Company, refinanced the remaining 83,561 shares (related to the 2005 Plan purchase), and purchased an additional 2,024,000 shares of common stock of the Company in the open market.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-twentieth of the total 2,107,561 shares are scheduled to be released annually as shares are earned over a period of 20 years, beginning with the period ended December 31, 2014.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as “Unearned ESOP shares” in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $1.5 million, $1.9 million and $2.3 million, respectively, for the years ended December 31, 2023, 2022 and 2021.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, 2023 and 2022 is as follows:

	2023	2022
Beginning ESOP shares	1,159,159	1,264,537
Shares committed to be released	(105,378)	(105,378)
Unreleased shares	1,053,781	1,159,159
Fair value of unreleased shares (in millions)	$15.0	$20.0

12)	Income Taxes

The provision for income taxes for the year ended December 31, 2023, 2022 and 2021 consists of the following:

	Years ended December 31,
	2023	2022	2021
	(In Thousands)
Current:
Federal	$2,274	$4,731	$17,387
State	456	745	2,550
	2,730	5,476	19,937
Deferred:
Federal	(523)	(460)	900
State	(550)	(24)	478
	(1,073)	(484)	1,378
Total	$1,657	$4,992	$21,315

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2023, 2022 and 2021 as follows:

	Years ended December 31,
	2023	2022	2021
	(Dollars in Thousands)
Income before income taxes	$11,032	$24,479	$92,106
Tax at Federal statutory rate (21%)	2,317	5,141	19,342
Add (deduct) effect of:
State income taxes net of Federal income tax (benefit) expense	(74)	570	2,392
Cash surrender value of life insurance	(359)	(365)	(339)
Non-deductible ESOP and stock option expense	73	167	216
Tax-exempt interest income	(205)	(159)	(208)
Non-deductible compensation	87	37	103
Death benefit on bank owned life insurance	(8)	(71)	-
Stock compensation	-	(69)	(251)
ESOP dividends	(168)	(273)	(245)
Other	(6)	14	305
Income tax provision	$1,657	$4,992	$21,315
Effective tax rate	15.0%	20.4%	23.1%

The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In Thousands)
Gross deferred tax assets:
Depreciation	$1,054	$959
Restricted stock and stock options	324	326
Allowance for credit losses	4,530	4,263
Allowance for unfunded commitments	261	321
Repurchase reserve for loans sold	446	512
Interest recognized for tax but not books	217	209
State net operating loss	280	-
Real estate owned	9	9
Lease liability	802	1,148
Unrealized loss on securities available for sale, net	5,520	7,104
Other	374	186
Total gross deferred tax assets	13,817	15,037
Gross deferred tax liabilities:
Mortgage servicing rights	(467)	(870)
FHLB stock dividends	(17)	(24)
Lease Asset	(815)	(1,138)
Deferred loan fees	(357)	(333)
Deferred liabilities	(1,656)	(2,365)
Net deferred tax assets	$12,161	$12,672

The Company had a Wisconsin net operating loss carry forward of $15,000 at December 31, 2023 which will begin to expire in 2028. The Company has no capital loss carryforwards as of December 31, 2023.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2023 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and combined state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to federal tax examinations for the years before 2020. The years open to examination by state and local government authorities varies by jurisdiction.

13)	Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

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

	December 31,
	2023	2022
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans (1)	$9,789	61,223
Commitments to extend credit under home equity lines of credit	11,722	9,550
Unused portion of construction loans	76,660	48,530
Unused portion of business lines of credit	15,378	17,356
Standby letters of credit	514	1,516

(1) Excludes commitments to originate loans held for sale, which are discussed in Footnote 14 - Derivative Financial Instruments.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2023 and 2022. See Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions that is reported as a component of other liabilities on the Company's consolidated statement of financial condition totaled $1.7 million and $2.0 million as of December 31, 2023 and December 31, 2022, respectively.

In the normal course of business, the Company, or its subsidiaries are involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

14)	Derivative Financial Instruments

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

December 31, 2023		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Forward commitments	$268.8	Prepaid expenses and Other assets	$-	Other liabilities	$0.4
Interest rate locks	170.9	Prepaid expenses and Other assets	0.3	Other liabilities	-
Interest rate swaps	88.2	Prepaid expenses and Other assets	12.0	Other liabilities	12.0

December 31, 2022		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Forward commitments	$296.0	Prepaid expenses and Other assets	$1.9	Other liabilities	$3.6
Interest rate locks	203.1	Prepaid expenses and Other assets	0.7	Other liabilities	-
Interest rate swaps	90.5	Prepaid expenses and Other assets	14.2	Other liabilities	14.2

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

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of December 31, 2023 and December 31, 2022, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon SOFR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of December 31, 2023 and December 31, 2022.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no collateral at  December 31, 2023 and  December 31, 2022.

15)	Fair Value Measurements

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

The following table presents information about our assets and liabilities recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$11,181	$-	$11,181	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	133,467	-	133,467	-
Private-label issued	7,260	-	7,260	-
Government sponsored enterprise bonds	2,348	-	2,348	-
Municipal securities	39,488	-	39,488	-
Other debt securities	11,163	-	11,163	-
Loans held for sale	164,993	-	164,993	-
Mortgage banking derivative assets	334	-	-	334
Interest rate swap assets	12,044	-	12,044	-
Liabilities
Mortgage banking derivative liabilities	364	-	-	364
Interest rate swap liabilities	12,044	-	12,044	-

		Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$13,314	$-	$13,314	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	124,765	-	124,765	-
Private-label issued	8,106	-	8,106	-
Government sponsored enterprise bonds	2,256	-	2,256	-
Municipal securities	36,934	-	36,934	-
Other debt securities	11,162	-	11,162	-
Other Securities	51	-	51	-
Loans held for sale	131,188	-	131,188	-
Mortgage banking derivative assets	2,619	-	-	2,619
Interest rate swap assets	14,226	-	14,226	-
Liabilities
Mortgage banking derivative liabilities	3,613	-	-	3,613
Interest rate swap liabilities	14,226	-	14,226	-

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

Mortgage banking derivatives, net
(In Thousands)
Balance at December 31, 2021	$4,369

Mortgage derivative loss, net	(5,363)
Balance at December 31, 2022	(994)

Mortgage derivative gain, net	964
Balance at December 31, 2023	$(30)

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about the Company's assets recorded in the consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$254	$-	$-	$254
Impaired mortgage servicing rights	1,063	-	-	1,063

		Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$145	$-	$-	$145
Impaired mortgage servicing rights	-	-	-	-

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant Unobservable Input Value
	December 31,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2023	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$(30)	Pricing models	Pull through rate	20.5%	99.9%	69.8%
Real estate owned	254	Market approach	Discount rates applied to appraisals	23.3%	73.1%	39.3%
Mortgage servicing rights	1,063	Pricing models	Prepayment rate	6.7%	23.9%	14.6%
			Discount rate	10.0%	15.5%	11.2%
			Cost to service	$77	$471	$107

	December 31, 2022
Mortgage banking derivatives	(994)	Pricing models	Pull through rate	20.6%	100.0%	89.2%
Real estate owned	145	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023					December 31, 2022
	Carrying					Carrying
	amount	Fair Value				amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$36,421	$36,421	$36,421	$-	$-	$46,642	$46,642	$46,642	$-	$-
Loans receivable	1,664,215	1,558,472	-	-	1,558,472	1,510,178	1,403,429	-	-	1,403,429
FHLB stock	20,880	20,880	20,880	-	-	17,357	17,357	17,357	-	-
Accrued interest receivable	7,421	7,421	7,421	-	-	5,725	5,725	5,725	-	-
Mortgage servicing rights	1,811	2,207	-	-	2,207	3,444	5,001	-	-	5,001
		-					-
Financial Liabilities
Deposits	1,190,624	1,189,274	460,340	728,934	-	1,199,012	1,194,559	556,741	637,818	-
Advance payments by borrowers for taxes	6,607	6,607	6,607	-	-	5,334	5,334	5,334	-	-
Borrowings	611,054	602,948	-	602,948	-	386,784	377,275	-	377,275	-
Accrued interest payable	2,613	2,613	2,613	-	-	1,358	1,358	1,358	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at December 31, 2023 and December 31, 2022.

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

16)	Earnings Per Share

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

There were 197,000, 128,000, and 70,000 antidilutive shares of common stock (where the exercise price exceeds the average price of common stock for the period) for the years ended  December 31, 2023, 2022, and 2021, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	For the year ended December 31,
	2023	2022	2021
	(In Thousands, except for per share amounts)
Net income	$9,375	$19,487	$70,791

Weighted average shares outstanding	20,158	21,884	23,741
Effect of dilutive potential common shares	38	126	190
Diluted weighted average shares outstanding	$20,196	$22,010	$23,931

Basic income per share	$0.47	$0.89	$2.98
Diluted income per share	$0.46	$0.89	$2.96

17)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2023	2022
	(In Thousands)
Assets
Cash and cash equivalents	$28,036	$51,767
Investment in subsidiaries	319,181	323,010
Other assets	301	238
Total Assets	$347,518	$375,015

Liabilities and shareholders' equity
Liabilities:
Other liabilities	3,462	4,529
Shareholders' equity
Preferred Stock (par value $.01 per share), Authorized - 50,000,000 shares in 2023 and 2022, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at December 31, 2023 and at December 31, 2022, Issued and Outstanding - 20,314,786 at December 31, 2023 and 22,174,225 at December 31, 2022	203	222
Additional paid-in-capital	103,908	128,550
Retained earnings	269,606	274,246
Unearned ESOP shares	(11,869)	(13,056)
Accumulated other comprehensive loss, net of taxes	(17,792)	(19,476)
Total shareholders' equity	344,056	370,486
Total liabilities and shareholders' equity	$347,518	$375,015

Statements of Operations

	For the year ended December 31,
	2023	2022	2021
	(In Thousands)

Interest income	$1,212	$607	$549
Equity in income of subsidiaries	8,964	19,507	70,862
Total income	10,176	20,114	71,411

Professional fees	$38	30	38
Other expense	631	603	604
Total expense	669	633	642
Income before income tax expense	9,507	19,481	70,769
Income tax (benefit) expense	132	(6)	(22)
Net income	$9,375	$19,487	$70,791

Statements of Cash Flows

	For the year ended December 31,
	2023	2022	2021
	(In Thousands)
Cash flows from operating activities
Net income	$9,375	$19,487	$70,791
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of unearned ESOP	1,461	1,889	2,129
Stock based compensation	277	583	745
Deferred income taxes	-	-	1
Equity in loss of subsidiaries	(8,964)	(19,507)	(70,862)
Change in other assets and liabilities	(59)	89	(1,339)
Net cash provided by operating activities	2,090	2,541	1,465

Net cash used in investing activities	-	-	-

Dividends received from subsidiary	14,754	55,594	63,564
Cash Dividends on Common Stock	(15,363)	(30,260)	(30,388)
Proceeds from stock option exercises	820	564	2,307
Purchase of common stock returned to authorized but unissued	(26,032)	(47,830)	(10,176)
Net cash (used in) provided by financing activities	(25,821)	(21,932)	25,307
Net (decrease) increase in cash	(23,731)	(19,391)	26,772
Cash and cash equivalents at beginning of year	51,767	71,158	44,386
Cash and cash equivalents at end of year	$28,036	$51,767	$71,158

18)	Segment Reporting

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

	As of or for the Year ended December 31, 2023
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$51,733	$(1,821)	$303	$50,215
Provision for credit losses	441	215	-	656
Net interest income after provision for credit losses	51,292	(2,036)	303	49,559

Noninterest income	4,387	78,472	(1,674)	81,185

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	19,866	65,095	(865)	84,096
Occupancy, office furniture and equipment	3,672	4,651	-	8,323
Advertising	977	2,802	-	3,779
Data processing	2,501	2,130	22	4,653
Communications	295	693	-	988
Professional fees	726	1,922	38	2,686
Real estate owned	4	-	-	4
Loan processing expense	-	3,428	-	3,428
Other	3,868	8,953	(1,066)	11,755
Total noninterest expenses	31,909	89,674	(1,871)	119,712
Income (loss) before income taxes (benefit)	23,770	(13,238)	500	11,032
Income taxes (benefit)	5,137	(3,612)	132	1,657
Net income (loss)	$18,633	$(9,626)	$368	$9,375

Total Assets	$2,178,488	$206,452	$(171,551)	$2,213,389

	As of or for the Year ended December 31, 2022
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$56,606	$157	$191	$56,954
Provision for credit losses (1)	677	291	-	968
Net interest income after provision (credit) for loan losses	55,929	(134)	191	55,986

Noninterest income	5,221	104,101	(3,767)	105,555

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	19,013	81,010	(458)	99,565
Occupancy, office furniture and equipment	3,645	5,061	-	8,706
Advertising	887	3,089	-	3,976
Data processing	2,229	2,234	7	4,470
Communications	357	832	-	1,189
Professional fees	508	1,278	29	1,815
Real estate owned	19	-	-	19
Loan processing expense	-	4,744	-	4,744
Other	5,551	10,197	(3,170)	12,578
Total noninterest expenses	32,209	108,445	(3,592)	137,062
Income (loss) before income taxes (benefit)	28,941	(4,478)	16	24,479
Income taxes (benefit)	6,116	(1,117)	(7)	4,992
Net income (loss)	$22,825	$(3,361)	$23	$19,487

Total Assets	$2,009,727	$198,625	$(176,680)	$2,031,672

(1) The Company adopted ASU 2016-13 as of January 1, 2022. The prior year amounts presented are calculated under the prior accounting standard.

	As of or for the Year ended December 31, 2021
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$56,051	$(652)	$116	$55,515
Provision (credit) for loan losses	(4,100)	110	-	(3,990)
Net interest income after provision for loan losses	60,151	(762)	116	59,505

Noninterest income	6,058	197,573	(436)	203,195

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,294	115,279	(458)	135,115
Occupancy, office furniture and equipment	3,781	5,831	-	9,612
Advertising	980	2,548	-	3,528
Data processing	2,039	1,889	22	3,950
Communications	427	882	-	1,309
Professional fees	673	564	38	1,275
Real estate owned	3	-	-	3
Loan processing expense	-	4,610	-	4,610
Other	1,974	9,074	144	11,192
Total noninterest expenses	30,171	140,677	(254)	170,594
Income before income taxes	36,038	56,134	(66)	92,106
Income taxes	7,696	13,641	(22)	21,315
Net income	$28,342	$42,493	$(44)	$70,791

Total Assets	$2,162,360	$365,590	$(312,092)	$2,215,858

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 is effective.

FORVIS, LLP, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2023.  The audit report by FORVIS, LLP is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B.       Other Information

None

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

The information in the Company’s definitive Proxy Statement, prepared for the 2024 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Proposal 1 - Election of Directors” and compliance with Section 16 reporting requirements under the caption “Delinquent Section 16(a) Reports” and information concerning corporate governance under the caption “Other Board and Corporate Governance Matters” and "Board Meetings and Committees," is incorporated herein by reference.

Executive Officers of the Registrant

The table below sets forth certain information regarding the persons who have been determined, by our board of directors, to be executive officers of the Company as of December 31, 2023. The executive officers of the Company are elected annually and hold office until their respective successors have been elected or until death, resignation, retirement or removal by the Board of directors.

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 66 (1)	Chief Executive Officer of Waterstone Financial and of WaterStone Bank	2005
William F. Bruss, 54 (1)	General Counsel, President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Mark R. Gerke, 49	Chief Financial Officer and Executive Vice President of Waterstone Financial and of WaterStone Bank	2016
Jeff McGuiness, 58	Chief Executive Officer and President of Waterstone Mortgage Corporation	2020
Julie A. Glynn, 60	Senior Vice President and Director of Retail Banking of WaterStone Bank	2018

*	Excluding directorships and excluding positions with Bank subsidiary that do not constitute a substantial part of the officers’ duties.
(1)	Douglas S. Gordon retired on January 5, 2024. William F. Bruss took over as Chief Executive Officer of Waterstone Financial and WaterStone Bank on January 5, 2024.

Item 11.      Executive Compensation

The information in the Company’s definitive Proxy Statement, prepared for the 2024 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report,” is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company’s definitive Proxy Statement, prepared for the 2024 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Beneficial Ownership of Common Stock,” is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2023 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2020 Omnibus Incentive Plan	170,793	(1)	$10.36	1,076,631

(1)

Consists of 105,000 shares reserved for grants of stock options and 65,793 shares reserved for grants of restricted stock.  On December 31, 2023, 105,000 options were outstanding with a weighted average exercise price of $16.85 of which 23,000 were exercisable as of that date.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information in the Company’s definitive Proxy Statement, prepared for the 2024 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Transactions with Certain Related Parties,” and “Board Meetings and Committees,” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company’s definitive Proxy Statement, prepared for the 2024 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Ratification of the Appointment of Our Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the Report: 1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Report of FORVIS LLP, Independent Registered Public Accounting Firm, on consolidated financial statements. (PCAOB ID 686)

Report of CliftonLarsonAllen LLP, Independent Registered Public Accounting Firm, on consolidated financial statements. (PCAOB ID 655)

Consolidated Statements of Financial Condition – December 31, 2023 and 2022.

Consolidated Statements of Operations – Years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Comprehensive Income  – Years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Cash Flows – Years ended December 31, 2023, 2022 and 2021.

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

WATERSTONE FINANCIAL, INC

(“Waterstone Financial” or the “Company”)

Commission File No. 000-51507

EXHIBIT INDEX

TO

2023 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2023:

Exhibit	Description	Filed Herewith

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

4.1	Common Stock Certificate (1)

4.2	Description of Registrant Securities (4)

10.1	Waterstone Financial, Inc. 2020 Omnibus Incentive Plan †(6)

10.2	Waterstone Financial, Inc. Incentive Plan †(3)

10.3	Employment Agreement By and Between Waterstone Mortgage Corporation and Jeff McGuiness †(7)

21.1	List of Subsidiaries (5)	X

23.1	Consent of Independent Registered Public Accounting Firm	X

23.2	Consent of Independent Registered Public Accounting Firm	X

24.1	Powers of Attorney

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial	X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial	X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial	X

97	Clawback Policy, Effective December 1, 2023	X

XML	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

EX-101.SCH	Inline XBRL Taxonomy Extension Schema	X

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

EX-101.LAB	Inline XBRL Taxonomy Label Linkbase	X

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

(4) Incorporated by reference to Exhibit 4.2 to Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2020 (File No. 001-36271).

(5) Incorporated by reference to Exhibit 21.1 to Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2020 (File No. 001-36271).

(6) Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders filed by Waterstone Financial, Inc.  (Commission file no. 001-36271), filed with the U.S. Securities and Exchange Commission on April 9, 2020.

(7) Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 3, 2020 (File No. 001-36271).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERSTONE FINANCIAL, INC.
March 6, 2024

	By:	/s/ William F. Bruss
William F. Bruss
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes William F. Bruss or Mark R. Gerke, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*

Signature and Title

/s/ William F. Bruss	/s/ Patrick S. Lawton
William F. Bruss,	Patrick S. Lawton, Chairman and Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark R. Gerke	/s/ Ellen S. Bartel
Mark R. Gerke	Ellen S. Bartel, Director
Chief Financial Officer
(Principal Financial & Accounting Officer)
/s/ Michael L. Hansen
Michael L. Hansen, Director

/s/ Douglas S. Gordon
Douglas S. Gordon, Director

/s/ Kristine A. Rappé
Kristine A. Rappé, Director

/s/ Stephen J. Schmidt
Stephen J. Schmidt, Director

/s/ Derek L. Tyus
Derek L. Tyus, Director

*Each of the above signatures is affixed as of March 6, 2024.