Form 10-Q
period 2024-03-31
Waterstone Financial, Inc.
filed 2024-05-08
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 19,643,741 at May 7, 2024.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2024	December 31, 2023
	(Dollars In Thousands, except share and per share data)
Assets
Cash	$41,325	$30,667
Federal funds sold	4,123	5,493
Interest-earning deposits in other financial institutions and other short term investments	266	261
Cash and cash equivalents	45,714	36,421
Securities available for sale, at fair value (cost: 2024—$229,184; 2023—$227,716)	204,701	204,907
Loans held for sale, at fair value	175,084	164,993
Loans receivable	1,664,817	1,664,215
Less: Allowance for credit losses ("ACL") - loans	18,549	18,549
Loans receivable, net	1,646,268	1,645,666

Office properties and equipment, net	19,936	19,995
Federal Home Loan Bank stock, at cost	21,983	20,880
Cash surrender value of life insurance	68,207	67,859
Real estate owned, net	206	254
Prepaid expenses and other assets	52,625	52,414
Total assets	$2,234,724	$2,213,389

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$182,093	$187,107
Money market and savings deposits	270,513	273,233
Time deposits	747,288	730,284
Total deposits	1,199,894	1,190,624

Borrowings	634,158	611,054
Advance payments by borrowers for taxes	14,051	6,607
Other liabilities	48,618	61,048
Total liabilities	1,896,721	1,869,333
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares at March 31, 2024 and at December 31, 2023, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at March 31, 2024 and at December 31, 2023, Issued and Outstanding - 19,909,643 at March 31, 2024 and 20,314,786 at December 31, 2023	199	203
Additional paid-in capital	98,610	103,908
Retained earnings	269,827	269,606
Unearned ESOP shares	(11,572)	(11,869)
Accumulated other comprehensive loss, net of taxes	(19,061)	(17,792)
Total shareholders’ equity	338,003	344,056
Total liabilities and shareholders’ equity	$2,234,724	$2,213,389

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2024	2023
	(In Thousands, except per share amounts)

Interest income:
Loans	$24,484	$19,885
Mortgage-related securities	1,098	943
Debt securities, federal funds sold and short-term investments	1,323	1,062
Total interest income	26,905	21,890
Interest expense:
Deposits	8,970	4,088
Borrowings	6,798	4,007
Total interest expense	15,768	8,095
Net interest income	11,137	13,795
Provision for credit losses	67	460
Net interest income after provision for credit losses	11,070	13,335
Noninterest income:
Service charges on loans and deposits	424	430
Increase in cash surrender value of life insurance	348	325
Mortgage banking income	20,068	16,770
Other	408	1,029
Total noninterest income	21,248	18,554
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	19,876	20,052
Occupancy, office furniture, and equipment	2,108	2,263
Advertising	914	889
Data processing	1,206	1,122
Communications	226	251
Professional fees	743	416
Real estate owned	13	1
Loan processing expense	1,046	1,018
Other	1,418	3,095
Total noninterest expenses	27,550	29,107
Income before income taxes	4,768	2,782
Income tax expense	1,730	627
Net income	$3,038	$2,155
Income per share:
Basic	$0.16	$0.10
Diluted	$0.16	$0.10
Weighted average shares outstanding:
Basic	19,021	20,890
Diluted	19,036	20,980

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2024	2023
	(In Thousands)
Net income	$3,038	$2,155

Other comprehensive income (loss), net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $405 and $(790), respectively	(1,269)	2,107
Total other comprehensive (loss) income	(1,269)	2,107
Comprehensive income	$1,769	$4,262

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the three months ended March 31, 2023
Balances at December 31, 2022	22,174	$222	$128,550	$274,246	$(13,056)	$(19,476)	$370,486

Comprehensive income:
Net income	-	-	-	2,155	-	-	2,155
Other comprehensive income	-	-	-	-	-	2,107	2,107
Total comprehensive income							4,262

ESOP shares committed to be released to plan participants	-	-	129	-	297	-	426
Cash dividend, $0.20 per share	-	-	-	(4,133)	-	-	(4,133)
Proceeds from stock option exercises	66	1	500	-	-	-	501
Stock compensation expense	-	-	106	-	-	-	106
Purchase of common stock returned to authorized but unissued	(373)	(4)	(5,837)	-	-	-	(5,841)
Balances at March 31, 2023	21,867	$219	$123,448	$272,268	$(12,759)	$(17,369)	$365,807

	(In Thousands, except per share amounts)
For the three months ended March 31, 2024
Balances at December 31, 2023	20,315	$203	$103,908	$269,606	$(11,869)	$(17,792)	$344,056

Comprehensive income:
Net income	-	-	-	3,038	-	-	3,038
Other comprehensive loss	-	-	-	-	-	(1,269)	(1,269)
Total comprehensive income							1,769

ESOP shares committed to be released to plan participants	-	-	38	-	297	-	335
Cash dividend, $0.15 per share	-	-	-	(2,817)	-	-	(2,817)
Stock compensation Activity, net of tax	17	-	-	-	-	-	-
Stock compensation expense	-	-	6	-	-	-	6
Purchase of common stock returned to authorized but unissued	(422)	(4)	(5,342)	-	-	-	(5,346)
Balances at March 31, 2024	19,910	$199	$98,610	$269,827	$(11,572)	$(19,061)	$338,003

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2024	2023
	(In Thousands)

Operating activities:
Net income	$3,038	2,155
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	67	460
Depreciation, amortization, accretion	486	815
Deferred taxes	661	61
Stock based compensation	6	106
Origination of mortgage servicing rights	(207)	(302)
Gain on sale of loans held for sale	(19,288)	(14,915)
Loans originated for sale	(477,760)	(415,742)
Proceeds on sales of loans originated for sale	486,956	400,520
Decrease (increase) in accrued interest receivable	150	(575)
Increase in cash surrender value of life insurance	(348)	(325)
(Increase) decrease in derivative assets	(2,848)	3,238
Increase in accrued interest on deposits and borrowings	1,465	885
Decrease (increase) in prepaid tax expense	602	(194)
Increase (decrease) in derivative liabilities	895	(4,311)
Gain on sale of mortgage servicing rights	-	(601)
Change in other assets and other liabilities, net	(3,813)	(6,189)
Net cash used in operating activities	(9,938)	(34,914)

Investing activities:
Net increase in loans receivable	(600)	(40,029)
Purchases of:
Debt securities	(1,000)	(601)
Mortgage related securities	(2,354)	(5,705)
FHLB stock	(1,103)	(6,516)
Premises and equipment	(390)	(52)
Proceeds from:
Principal repayments on mortgage-related securities	5,011	4,638
Maturities of debt securities	290	1,250
Proceeds on sales of mortgage servicing rights	-	3,530
Death benefit on bank owned life insurance	-	474
Net cash used in investing activities	(146)	(43,011)

Financing activities:
Net increase (decrease) in deposits	9,270	(16,128)
Net change in short-term borrowings	43,104	24,912
Repayment of long-term debt	(50,000)	(25,000)
Proceeds from long-term debt	30,000	115,000
Net change in advance payments by borrowers for taxes	(4,702)	(3,772)
Cash dividends on common stock	(2,949)	(4,197)
Purchase of common stock returned to authorized but unissued	(5,346)	(5,841)
Proceeds from stock option exercises	-	501
Net cash provided by financing activities	19,377	85,475
Increase in cash and cash equivalents	9,293	7,550
Cash and cash equivalents at beginning of period	36,421	46,642
Cash and cash equivalents at end of period	$45,714	$54,192

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$-	$760
Interest payments	17,233	8,980
Noncash activities:
Dividends declared but not paid in other liabilities	3,349	4,446

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2023 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three months ended March 31, 2024 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

Impact of Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This update enhances the transparency and decision usefulness of income tax disclosures by providing better information regarding exposure to potential changes in jurisdictional tax legislation and related forecasting and cash flow opportunities. This update is effective for fiscal years beginning after December 15, 2024. The Corporation is assessing the impact of the standard.

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$12,295	$3	$(1,672)	$10,626
Collateralized mortgage obligations:
Government sponsored enterprise issued	150,643	55	(20,392)	130,306
Private-label issued	7,893	-	(823)	7,070
Mortgage-related securities	170,831	58	(22,887)	148,002

Government sponsored enterprise bonds	2,500	-	(147)	2,353
Municipal securities	43,353	757	(955)	43,155
Other debt securities	12,500	-	(1,309)	11,191
Debt securities	58,353	757	(2,411)	56,699
Total	$229,184	$815	$(25,298)	$204,701

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$12,651	$5	$(1,475)	$11,181
Collateralized mortgage obligations
Government sponsored enterprise issued	152,700	212	(19,445)	133,467
Private-label issued	8,061	-	(801)	7,260
Mortgage related securities	173,412	217	(21,721)	151,908

Government sponsored enterprise bonds	2,500	-	(152)	2,348
Municipal securities	39,304	980	(796)	39,488
Other debt securities	12,500	-	(1,337)	11,163
Debt securities	54,304	980	(2,285)	52,999
Total	$227,716	$1,197	$(24,006)	$204,907

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At March 31, 2024, and  December 31, 2023, $123.3 million and $128.1 million of the Company’s mortgage related securities were pledged as collateral to secure funding from the Federal Reserve Bank's new borrowing facility. Additionally at March 31, 2024, $162,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At  December 31, 2023, $183,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2024 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$9,584	$9,524
Due after one year through five years	8,481	8,449
Due after five years through ten years	21,166	20,068
Due after ten years	19,122	18,658
Mortgage-related securities	170,831	148,002
Total	$229,184	$204,701

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$40	$1	$10,361	$1,671	$10,401	$1,672
Collateralized mortgage obligations:
Government sponsored enterprise issued	15,677	106	108,416	20,286	124,093	20,392
Private-label issued	-	-	6,070	823	6,070	823
Government sponsored enterprise bonds	-	-	2,353	147	2,353	147
Municipal securities	2,975	25	11,318	930	14,293	955
Other debt securities	-	-	11,191	1,309	11,191	1,309
Total	$18,692	$132	$149,709	$25,166	$168,401	$25,298

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$215	$1	$10,682	$1,474	$10,897	$1,475
Collateralized mortgage obligations:
Government sponsored enterprise issued	2,442	42	110,271	19,403	112,713	19,445
Private-label issued	-	-	6,250	801	6,250	801
Government sponsored enterprise bonds	-	-	2,348	152	2,348	152
Municipal securities	7,597	36	5,808	760	13,405	796
Other debt securities	-	-	11,163	1,337	11,163	1,337
Total	$10,254	$79	$146,522	$23,927	$156,776	$24,006

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 155 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2024 and December 31, 2023, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three months ended March 31, 2024 and March 31, 2023, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	December 31, 2023
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$551,005	$551,190
Multi-family	702,487	707,566
Home equity	13,664	13,228
Construction and land	64,431	53,371
Commercial real estate	297,341	300,892
Consumer	822	848
Commercial loans	35,067	37,120
Total	$1,664,817	$1,664,215

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

Qualifying loans receivable totaling $1.25 billion and $1.25 billion at March 31, 2024 and December 31, 2023, respectively, were pledged as collateral against $488.5 million and $464.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at March 31, 2024 and December 31, 2023.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. These loans to related parties are summarized below:

	Three months ended
	March 31, 2024	March 31, 2023
	(In Thousands)
Balance at beginning of year	$3,319	$2,847
New loans	-	313
Repayments	(29)	(87)
Balance at end of year	$3,290	$3,073

None of these loans were past due or considered impaired as of March 31, 2024 or December 31, 2023.

An analysis of past due loans receivable as of March 31, 2024 and December 31, 2023 follows:

	As of March 31, 2024
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$5,022	$599	$3,695	$9,316	$541,689	$551,005
Multi-family	865	-	-	865	701,622	702,487
Home equity	200	-	32	232	13,432	13,664
Construction and land	-	-	-	-	64,431	64,431
Commercial real estate	145	-	129	274	297,067	297,341
Consumer	-	-	-	-	822	822
Commercial loans	-	-	-	-	35,067	35,067
Total	$6,232	$599	$3,856	$10,687	$1,654,130	$1,664,817

	As of December 31, 2023
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$5,265	$1,283	$4,270	$10,818	$540,372	$551,190
Multi-family	-	6	-	6	707,560	$707,566
Home equity	209	-	34	243	12,985	$13,228
Construction and land	-	-	-	-	53,371	$53,371
Commercial real estate	54	-	129	183	300,709	$300,892
Consumer	-	-	-	-	848	$848
Commercial loans	-	-	-	-	37,120	$37,120
Total	$5,528	$1,289	$4,433	$11,250	$1,652,965	$1,664,215

(1)   Includes $630,000 and $193,000 at March 31, 2024 and December 31, 2023, respectively, which are on non-accrual status.

(2)   Includes $- and $11,000 at  March 31, 2024 and December 31, 2023, respectively, which are on non-accrual status.

(3)   Includes $386,000 and $171,000 at  March 31, 2024 and December 31, 2023, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2023:

	One to-Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended March 31, 2024
Balance at beginning of period	$6,886	$7,318	$211	$983	$2,561	$56	$534	$18,549
Provision (credit) for credit losses - loans	(284)	47	18	127	48	7	34	(3)
Charge-offs	(3)	-	-	-	-	(8)	-	(11)
Recoveries	10	2	-	1	1	-	-	14
Balance at end of period	$6,609	$7,367	$229	$1,111	$2,610	$55	$568	$18,549

Three months ended March 31, 2023
Balance at beginning of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757
Provision (credit) for credit losses - loans	1,016	(127)	-	(495)	(522)	26	77	(25)
Charge-offs	(3)	-	-	-	-	(21)	-	(24)
Recoveries	30	-	4	1	1	-	-	36
Balance at end of period	$5,786	$7,848	$178	$858	$2,678	$52	$344	$17,744

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments at March 31, 2024 and December 31, 2023 was $1.1 million and $1.1 million.

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

	Three months ended
	March 31, 2024	March 31, 2023
	(In Thousands)
Provision (credit) for credit losses on:
Loans	$(3)	$(25)
Unfunded commitments	70	485
Investment securities	-	-
Total	$67	$460

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

The following tables present collateral dependent loans by portfolio segment and collateral type as of March 31, 2024 and  December 31, 2023:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	6,609	7,367	229	1,111	2,610	55	568	18,549
Allowance at end of period	$6,609	$7,367	$229	$1,111	$2,610	$55	$568	$18,549

Collateral dependent loans	$2,193	$-	$199	$-	$5,383	$-	$1,285	$9,060
Pooled loans	548,812	702,487	13,465	64,431	291,958	822	33,782	1,655,757
Total gross loans	$551,005	$702,487	$13,664	$64,431	$297,341	$822	$35,067	$1,664,817

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	6,886	7,318	211	983	2,561	56	534	18,549
Allowance at end of period	$6,886	$7,318	$211	$983	$2,561	$56	$534	$18,549

Collateral dependent loans	$2,209	$-	$90	$-	$5,493	$-	$1,536	$9,328
Pooled loans	548,981	707,566	13,138	53,371	295,399	848	35,584	1,654,887
Total gross loans	$551,190	$707,566	$13,228	$53,371	$300,892	$848	$37,120	$1,664,215

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of March 31, 2024 and December 31, 2023:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2024
Substandard	$4,544	$-	$199	$-	$5,383	$-	$1,285	$11,411
Watch	8,747	185	708	145	417	-	75	10,277
Pass	537,714	702,302	12,757	64,286	291,541	822	33,707	1,643,129
	$551,005	$702,487	$13,664	$64,431	$297,341	$822	$35,067	$1,664,817

At December 31, 2023
Substandard	$4,503	$-	$90	$-	$5,492	$-	$1,536	$11,621
Watch	7,585	383	-	-	-	-	-	7,968
Pass	539,102	707,183	13,138	53,371	295,400	848	35,584	1,644,626
	$551,190	$707,566	$13,228	$53,371	$300,892	$848	$37,120	$1,664,215

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of March 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$12,449	$193,887	$160,494	$44,322	$33,048	$92,399	$1,115	$537,714
Watch	6,214	-	465	-	-	2,068	-	8,747
Substandard	-	1,422	953	-	-	2,169	-	4,544
Total	18,663	195,309	161,912	44,322	33,048	96,636	1,115	551,005

Multi-family
Pass	8,271	123,507	209,783	134,109	116,823	108,954	855	$702,302
Watch	-	-	-	-	-	185	-	185
Substandard	-	-	-	-	-	-	-	-
Total	8,271	123,507	209,783	134,109	116,823	109,139	855	702,487

Home equity
Pass	351	1,075	232	158	96	404	10,441	$12,757
Watch	708	-	-	-	-	-	-	708
Substandard	-	-	16	16	-	-	167	199
Total	1,059	1,075	248	174	96	404	10,608	13,664

Construction and land
Pass	1,851	47,561	1,637	9,298	1,547	2,392	-	$64,286
Watch	-	-	145	-	-	-	-	145
Substandard	-	-	-	-	-	-	-	-
Total	1,851	47,561	1,782	9,298	1,547	2,392	-	64,431

Commercial Real Estate
Pass	6,807	69,799	70,252	61,543	32,892	49,447	801	$291,541
Watch	-	-	417	-	-	-	-	417
Substandard	-	5,254	129	-	-	-	-	5,383
Total	6,807	75,053	70,798	61,543	32,892	49,447	801	297,341

Consumer
Pass	-	-	-	-	-	-	822	$822
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	822	822

Commercial
Pass	130	17,234	1,526	821	2,536	5,483	5,977	$33,707
Watch	-	-	-	-	-	-	75	75
Substandard	-	-	44	-	-	6	1,235	1,285
Total	130	17,234	1,570	821	2,536	5,489	7,287	35,067

Total Loans	$36,781	$459,739	$446,093	$250,267	$186,942	$263,507	$21,488	$1,664,817

Gross charge-offs	$3	$-	$-	$-	$-	$-	$8	$11

The following table presents total loans by risk categories and year of origination as of December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$196,255	$166,555	$46,378	$33,295	$19,966	$75,726	$927	$539,102
Watch	5,093	713	-	-	-	1,779	-	7,585
Substandard	1,450	353	-	-	-	2,700	-	4,503
Total	202,798	167,621	46,378	33,295	19,966	80,205	927	551,190

Multi-family
Pass	122,289	214,074	135,823	117,669	44,878	71,632	818	707,183
Watch	191	6	-	-	-	186	-	383
Substandard	-	-	-	-	-	-	-	-
Total	122,480	214,080	135,823	117,669	44,878	71,818	818	707,566

Home equity
Pass	1,084	255	161	98	87	342	11,111	13,138
Watch	-	-	-	-	-	-	-	-
Substandard	-	18	17	-	-	-	55	90
Total	1,084	273	178	98	87	342	11,166	13,228

Construction and land
Pass	38,079	1,348	9,349	2,146	2,255	194	-	53,371
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	38,079	1,348	9,349	2,146	2,255	194	-	53,371

Commercial Real Estate
Pass	70,677	76,067	62,922	33,436	19,250	31,673	1,375	295,400
Watch	-	-	-	-	-	-	-	-
Substandard	5,277	129	-	86	-	-	-	5,492
Total	75,954	76,196	62,922	33,522	19,250	31,673	1,375	300,892

Consumer
Pass	-	-	-	-	-	-	848	848
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	848	848

Commercial
Pass	17,019	1,631	904	2,668	80	5,435	7,847	35,584
Watch	-	-	-	-	-	-	-	-
Substandard	-	48	-	-	13	-	1,475	1,536
Total	17,019	1,679	904	2,668	93	5,435	9,322	37,120

Total Loans	$457,414	$461,197	$255,554	$189,398	$86,529	$189,667	$24,456	$1,664,215

The following presents data on restructurings of financing receivables whose borrowers are experiencing financial difficulty:

	As of March 31, 2024
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$526	1	$526	1
	$-	-	$526	1	$526	1

The following presents data on troubled debt restructurings:

	As of December 31, 2023
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$543	2	$543	2
	$-	-	$543	2	$543	2

The following presents restructurings of financing receivables whose borrowers are experiencing financial difficulty by concession type:

	As of March 31, 2024
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Principal forbearance	$526	1	$-	-	$526	1
	$526	1	$-	-	$526	1

The following presents troubled debt restructurings by concession type:

	As of December 31, 2023
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction	$15	1	$-	-	$15	1
Principal forbearance	528	1	-	-	528	1
	$543	2	$-	-	$543	2

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty during the three months ended March 31, 2024. There were no loans modified as troubled debt restructurings during the three months ended  March 31, 2023.

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the three months ended March 31, 2024 or  March 31, 2023.

The following table presents data on non-accrual loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,544	$4,503
Multi-family	-	-
Home equity	199	90
Construction and land	-	-
Commercial real estate	129	215
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$4,872	$4,808
Total non-accrual loans to total loans receivable	0.29%	0.29%
Total non-accrual loans to total assets	0.22%	0.22%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $235,000 and $250,000 at  March 31, 2024 and  December 31, 2023, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Three months ended March 31,
	2024	2023
	(In Thousands)
Mortgage servicing rights at beginning of the period	$1,811	$3,445
Additions	207	302
Amortization	(170)	(71)
Sales	-	(2,767)
Mortgage servicing rights at end of the period	1,848	909
Valuation allowance recovered during the period	313	-
Mortgage servicing rights at end of the period, net	$2,161	$909

During the three months ended March 31, 2024, $477.8 million in residential loans were originated for sale on a consolidated basis generating mortgage banking income of $20.1 million. During the same period in the prior year, sales of loans held for sale totaled $415.7 million, generating mortgage banking income of $16.8 million. The unpaid principal balance of loans serviced for others was $257.1 million and $238.7 million at March 31, 2024 and December 31, 2023, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $2.5 million at March 31, 2024 and $2.2 million at  December 31, 2023, respectively.

During the three months ended March 31, 2024, there were no sales of mortgage servicing rights. During the three months ended  March 31, 2023, the Company sold mortgage servicing rights related to $318.4 million of loans serviced for others with a book value of $2.9 million for $3.5 million resulting in a gain on sale of $601,000.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ending December 31:
2024	$277
2025	393
2026	354
2027	314
2028	275
Thereafter	548
Total	$2,161

Note 5 — Deposits

At March 31, 2024 and December 31, 2023, the aggregate balance of uninsured time deposits of $250,000 or more was $161.5 million and $131.4 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at March 31, 2024 is as follows:

(In Thousands)

Within one year	$639,361
More than one to two years	104,469
More than two to three years	2,506
More than three to four years	558
More than four through five years	394
$747,288

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Bank. Such deposits amounted to $9.9 million and $9.0 million at March 31, 2024 and December 31, 2023, respectively.

Note 6 — Borrowings

Borrowings consist of the following:

March 31, 2024
Category	Term	Amount	Maturity	Rate	Rate Type	Callable/Putable	Start Date	Frequency
	(Dollars in Millions)
FHLB advances
	Long-term	$50,000	December 14, 2027	1.73%	Fixed	Putable	December 14, 2017	Quarterly
	Long-term	10,000	August 8, 2028	3.52%	Fixed	Putable	August 8, 2023	Quarterly
	Long-term	10,000	October 10, 2028	3.49%	Fixed	Putable	October 10, 2023	Monthly
	Long-term	10,000	October 10, 2028	3.49%	Fixed	Putable	October 10, 2023	Monthly
	Long-term	10,000	November 6, 2028	3.47%	Fixed	Putable	November 6, 2023	Monthly
	Long-term	15,000	November 14, 2028	3.39%	Fixed	Putable	November 14, 2023	Monthly
	Long-term	10,000	March 5, 2029	3.32%	Fixed	Putable	March 5, 2024	Monthly
	Long-term	10,000	March 5, 2029	3.38%	Fixed	Putable	March 5, 2024	Monthly
	Long-term	10,000	March 26, 2029	3.45%	Fixed	Putable	March 26, 2024	Monthly
Total FHLB long-term advances		135,000		2.80%
	Short-Term	10,000	April 3, 2024	3.46%	Fixed	N/A	N/A	N/A
	Short-Term	23,500	December 27, 2024	4.79%	Fixed	N/A	N/A	N/A
	Short-Term	18,000	April 9, 2024	5.38%	Fixed	N/A	N/A	N/A
	Short-Term	20,000	January 29, 2025	4.74%	Fixed	N/A	N/A	N/A
	Short-Term	13,000	April 29, 2024	5.36%	Fixed	N/A	N/A	N/A
	Short-Term	20,500	April 8, 2024	5.37%	Fixed	N/A	N/A	N/A
	Short-Term	20,000	May 22, 2024	5.39%	Fixed	N/A	N/A	N/A
	Short-Term	30,000	June 12, 2024	5.38%	Fixed	N/A	N/A	N/A
	Short-Term	33,000	April 15, 2024	5.36%	Fixed	N/A	N/A	N/A
	Short-Term	22,500	April 22, 2024	5.36%	Fixed	N/A	N/A	N/A
	Short-Term	23,000	April 29, 2024	5.36%	Fixed	N/A	N/A	N/A
	Short-Term	120,000	April 1, 2024	5.43%	Fixed	N/A	N/A	N/A
Total FHLB short-term advances		353,500		5.26%
Total FHLB advances		$488,500		4.58%

Short-Term Borrowings
Federal reserve bank	Short-term	$145,000	January 16, 2025	4.76%	Fixed	N/A	N/A	N/A
Total federal reserve bank		$145,000		4.76%
Repurchase agreements	Revolving	$658	N/A	8.18%	Variable	N/A	N/A	N/A
Total short-term borrowings		$145,658		4.78%
Total borrowings		$634,158		4.63%

December 31, 2023
Category	Term	Amount	Maturity	Rate	Rate Type	Callable/Putable	Start Date	Frequency
	(Dollars in Thousands)
FHLB advances
	Long-term	$50,000	December 14, 2027	1.73%	Fixed	Putable	December 14, 2019	Single
	Long-term	10,000	August 7, 2028	3.51%	Fixed	Putable	December 7, 2023	Quarterly
	Long-term	10,000	August 8, 2028	3.52%	Fixed	Putable	December 8, 2023	Quarterly
	Long-term	10,000	October 10, 2028	3.49%	Fixed	Putable	November 10, 2023	Quarterly
	Long-term	10,000	October 10, 2028	3.49%	Fixed	Putable	November 10, 2023	Quarterly
	Long-term	10,000	November 3, 2028	3.46%	Fixed	Putable	December 4, 2023	Quarterly
	Long-term	10,000	November 6, 2028	3.47%	Fixed	Putable	December 6, 2023	Quarterly
	Long-term	15,000	November 14, 2028	3.39%	Fixed	Putable	December 14, 2023	Quarterly
	Long-term	10,000	November 29, 2028	3.38%	Fixed	Putable	December 29, 2023	Quarterly
	Long-term	10,000	November 29, 2028	3.43%	Fixed	Putable	January 29, 2024	Quarterly
	Long-term	10,000	December 4, 2028	3.31%	Fixed	Putable	January 4, 2023	Quarterly
Total FHLB long-term advances		155,000		2.89%
	Short-term	60,000	January 2, 2024	5.44%	Fixed	N/A	N/A	N/A
	Short-term	20,000	January 2, 2024	5.45%	Fixed	N/A	N/A	N/A
	Short-term	20,000	January 5, 2024	5.48%	Fixed	N/A	N/A	N/A
	Short-term	20,500	January 8, 2024	5.38%	Fixed	N/A	N/A	N/A
	Short-term	18,000	January 8, 2024	5.38%	Fixed	N/A	N/A	N/A
	Short-term	14,000	January 16, 2024	5.49%	Fixed	N/A	N/A	N/A
	Short-term	21,000	January 22, 2024	5.36%	Fixed	N/A	N/A	N/A
	Short-term	33,000	January 29, 2024	5.36%	Fixed	N/A	N/A	N/A
	Short-term	27,500	February 20, 2024	5.41%	Fixed	N/A	N/A	N/A
	Short-term	27,000	February 27, 2024	5.42%	Fixed	N/A	N/A	N/A
	Short-term	24,500	March 13, 2024	5.39%	Fixed	N/A	N/A	N/A
	Short-term	23,500	December 29, 2024	4.79%	Fixed	N/A	N/A	N/A
Total FHLB short-term advances		309,000		5.37%
Total FHLB advances		464,000		4.54%

Short-Term Borrowings
Federal reserve bank	Short-term	$145,000	December 31, 2024	4.83%	Fixed	N/A	N/A	N/A
Total Federal reserve bank		$145,000		4.83%
Repurchase agreements	Revolving	$2,054	N/A	8.20%	Variable	N/A	N/A	N/A
Total short-term borrowings		$147,054		4.88%
Total borrowings		$611,054		4.62%

The short-term repurchase agreement represents the outstanding portion of a total $30.0 million commitment with one unrelated bank as of March 31, 2024.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $658,000 balance at March 31, 2024 and a $2.1 million balance at December 31, 2023.

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

The Federal Reserve Bank (“FRB”) created a new borrowing facility called the Bank Term Funding Program.  This program allows a bank to borrow against its investment portfolio, at par value, with no reduction for unrealized losses.  The term is for one year and interest rate is fixed at the time the advance is taken and there is no prepayment penalty.  Allowable investments for pledge are those the FRB can own.  This would include all of the Company’s investment securities except municipal securities, private label bonds, and corporate bonds.  At March 31, 2024, the Company had fully utilized its borrowing capacity under this program.  The program does not allow for additional funding capacity after  March 11, 2024.

At March 31, 2024, the Company had approximately $293.0 million in unused borrowing capacity at the FHLB.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 76% of the carrying value of unencumbered one- to four-family mortgage loans, 73% of the carrying value of multi-family loans and 62% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $22.0 million at March 31, 2024 and $20.9 million at  December 31, 2023, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of March 31, 2024, the Bank was considered well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of March 31, 2024 and December 31, 2023 are presented in the tables below:

	March 31, 2024
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$375,349	21.15%	$141,960	8.00%	$186,320	10.50%	N/A	N/A
Waterstone Bank	358,238	20.19%	141,960	8.00%	186,320	10.50%	177,449	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	355,662	20.04%	106,470	6.00%	150,830	8.50%	N/A	N/A
Waterstone Bank	338,551	19.08%	106,470	6.00%	150,830	8.50%	141,959	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	355,662	20.04%	79,850	4.50%	124,210	7.00%	N/A	N/A
Waterstone Bank	338,551	19.08%	79,850	4.50%	124,210	7.00%	115,342	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	355,662	16.24%	87,620	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	338,551	15.46%	87,620	4.00%	N/A	N/A	109,526	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	338,551	15.17%	133,920	6.00%	N/A	N/A	N/A	N/A

	December 31, 2023
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$380,351	21.50%	$141,538	8.00%	$185,769	10.50%	N/A	N/A
Waterstone Bank	355,476	20.10%	141,515	8.00%	185,738	10.50%	176,893	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,734	20.39%	106,154	6.00%	150,385	8.50%	N/A	N/A
Waterstone Bank	335,859	18.99%	106,117	6.00%	150,332	8.50%	141,489	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,734	20.39%	79,615	4.50%	123,846	7.00%	N/A	N/A
Waterstone Bank	335,859	18.99%	79,587	4.50%	123,803	7.00%	114,960	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	360,734	16.77%	86,043	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	335,859	15.62%	86,007	4.00%	N/A	N/A	107,509	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	335,859	15.20%	132,576	6.00%	N/A	N/A	N/A	N/A

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

	March 31, 2024	December 31, 2023
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$15,079	$9,789
Commitments to extend credit under home equity lines of credit (2)	12,230	11,722
Unused portion of construction loans (3)	78,466	76,660
Unused portion of business lines of credit	17,572	15,378
Standby letters of credit	514	514

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of  March 31, 2024 and  December 31, 2023. Please see Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $1.9 million as of  March 31, 2024 and $1.7 million as of  December 31, 2023.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

March 31, 2024
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$327.5	Other assets	$-	Other liabilities	$-
Interest rate locks	233.9	Other assets	1.9	Other liabilities	-
Interest rate swaps	87.6	Other assets	13.3	Other liabilities	13.3

December 31, 2023
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$268.8	Other assets	$-	Other liabilities	$0.4
Interest rate locks	170.9	Other assets	0.3	Other liabilities	-
Interest rate swaps	88.2	Other assets	12.0	Other liabilities	12.0

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

Interest Rate Swaps

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of March 31, 2024 and December 31, 2023, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of March 31, 2024 and December 31, 2023.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at March 31, 2024 and at December 31, 2023.

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

There were 508,000 and 161,000 antidilutive shares of common stock for the three months ended March 31, 2024 and 2023, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended March 31,
	2024	2023
	(In Thousands, except per share amounts)

Net income	$3,038	$2,155

Weighted average shares outstanding	19,021	20,890
Effect of dilutive potential common shares	15	90
Diluted weighted average shares outstanding	$19,036	$20,980

Basic earnings per share	$0.16	$0.10
Diluted earnings per share	$0.16	$0.10

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

The following table presents information about our assets recorded in the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	March 31, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$10,626	$-	$10,626	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	130,306	-	130,306	-
Private-label issued	7,070	-	7,070	-
Government sponsored enterprise bonds	2,353	-	2,353	-
Municipal securities	43,155	-	43,155	-
Other debt securities	11,191	-	11,191	-
Loans held for sale	175,084	-	175,084	-
Mortgage banking derivative assets	1,923	-	-	1,923
Interest rate swap assets	13,302	-	13,302	-
Liabilities
Mortgage banking derivative liabilities	-	-	-	-
Interest rate swap liabilities	13,302	-	13,302	-

		Fair Value Measurements Using

	December 31, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$11,181	$-	$11,181	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	133,467	-	133,467	-
Private-label issued	7,260	-	7,260	-
Government sponsored enterprise bonds	2,348	-	2,348	-
Municipal securities	39,488	-	39,488	-
Other debt securities	11,163	-	11,163	-
Loans held for sale	164,993	-	164,993	-
Mortgage banking derivative assets	334	-	-	334
Interest rate swap assets	12,044	-	12,044	-
Liabilities
Mortgage banking derivative liabilities	364	-	-	364
Interest rate swap liabilities	12,044	-	12,044	-

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2024 and 2023.

	Three months ended March 31,
	2024	2023
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$(30)	$(994)
Mortgage derivative gain, net	1,953	1,073
Mortgage derivative, net balance at the end of the period	$1,923	$79

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about assets recorded in the consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$206	$-	$-	$206

		Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$254	$-	$-	$254
Impaired mortgage servicing rights	1,063	-	-	1,063

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2024 and  December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	March 31,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2024	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$1,923	Pricing models	Pull through rate	0.5%	99.8%	85.3%
Real estate owned	206	Market approach	Discount rates applied to appraisals	23.3%	34.8%	31.4%

	December 31,
	2023
Mortgage banking derivatives	$(30)	Pricing models	Pull through rate	20.5%	99.9%	69.8%
Real estate owned	254	Market approach	Discount rates applied to appraisals	23.3%	73.1%	39.3%
Mortgage servicing rights	1,063	Pricing models	Prepayment rate	6.7%	23.9%	14.6%
			Discount rate	10.0%	15.5%	11.2%
			Cost to service	$77	$471	$107

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	March 31, 2024					December 31, 2023
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$45,714	$45,714	$45,714	$-	$-	$36,421	$36,421	$36,421	$-	$-
Loans receivable	1,664,817	1,563,649	-	-	1,563,649	1,664,215	1,558,472	-	-	1,558,472
FHLB stock	21,983	21,983	21,983	-	-	20,880	20,880	20,880	-	-
Accrued interest receivable	7,571	7,571	7,571	-	-	7,421	7,421	7,421	-	-
Mortgage servicing rights	2,161	2,481	-	-	2,481	1,811	2,207	-	-	2,207
							-
Financial Liabilities
Deposits	1,199,894	1,198,955	452,606	746,349	-	1,190,624	1,189,274	460,340	728,934	-
Advance payments by borrowers for taxes	14,051	14,051	14,051	-	-	6,607	6,607	6,607	-	-
Borrowings	634,158	623,686	-	623,686	-	611,054	602,948	-	602,948	-
Accrued interest payable	4,078	4,078	4,078	-	-	2,613	2,613	2,613	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at March 31, 2024 and December 31, 2023.

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

Presented below is the segment information:

	As of or for the three months ended March 31, 2024
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$11,598	$(541)	$80	$11,137
Provision (credit) for credit losses	105	(38)	-	67
Net interest income (expense) after provision (credit) for credit losses	11,493	(503)	80	11,070

Noninterest income:	990	20,328	(70)	21,248

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,360	14,756	(240)	19,876
Occupancy, office furniture and equipment	1,000	1,108	-	2,108
Advertising	174	740	-	914
Data processing	693	508	5	1,206
Communications	65	161	-	226
Professional fees	208	520	15	743
Real estate owned	13	-	-	13
Loan processing expense	-	1,046	-	1,046
Other	691	617	110	1,418
Total noninterest expenses	8,204	19,456	(110)	27,550
Income before income tax expense	4,279	369	120	4,768
Income tax expense	1,639	71	20	1,730
Net income	$2,640	$298	$100	$3,038

Total Assets	$2,197,708	$210,784	$(173,768)	$2,234,724

	As of or for the three months ended March 31, 2023
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$14,008	$(282)	$69	$13,795
Provision for credit losses	388	72	-	460
Net interest income (expense) after provision for credit losses	13,620	(354)	69	13,335

Noninterest income:	987	17,951	(384)	18,554

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,168	15,099	(215)	20,052
Occupancy, office furniture and equipment	1,031	1,232	-	2,263
Advertising	184	705	-	889
Data processing	601	516	5	1,122
Communications	78	173	-	251
Professional fees	218	188	10	416
Real estate owned	1	-	-	1
Loan processing expense	-	1,018	-	1,018
Other	896	2,403	(204)	3,095
Total noninterest expenses	8,177	21,334	(404)	29,107
Income (loss) before income tax expense (benefit)	6,430	(3,737)	89	2,782
Income tax expense (benefit)	1,600	(1,002)	29	627
Net income (loss)	$4,830	$(2,735)	$60	$2,155

Total Assets	$2,080,904	$207,572	$(173,977)	$2,114,499

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

●	technological changes that may be more difficult or expensive than expected;
●	the ability of third-party providers to perform their obligations to us;
●	the effects of any federal government shutdown;
●	the effects of global or national war, conflict or acts of terrorism;
●	the ability of the U.S. Government to manage federal debt limits;
●	significant increases in our loan losses;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
●	changes in our liquidity needs and access to wholesale funding; and
●	our ability to access low-cost funding.

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and as may be described from time to time in the Corporation’s subsequent SEC filings).

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three months ended March 31, 2024 and 2023 and the financial condition as of March 31, 2024 compared to the financial condition as of December 31, 2023.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three months ended March 31, 2024 and 2023, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Significant Items

There were no significant items that impacted earnings for the three months ended March 31, 2024 and 2023.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended March 31, 2024 and 2023

Net income totaled $2.6 million for the three months ended March 31, 2024 compared to $4.8 million for the three months ended March 31, 2023. Net interest income decreased $2.4 million to $11.6 million for the three months ended March 31, 2024 compared to $14.0 million for the three months ended March 31, 2023.  Interest expense on deposits and borrowings increased $7.6 million as replacement rates increased in the rising interest rate environment. Offsetting the increase in interest expense on deposit and borrowings, interest income on loans increased $4.8 million as replacement rates and average loans held for investment balances were higher than in the prior year and interest income on debt securities, federal funds sold and short-term investments increased due to the increase in the average balance and replacement rates.

There was a provision for credit losses of $105,000 for the three months ended March 31, 2024 compared to a provision for credit losses of $388,000 for the three months ended March 31, 2023. The provision for credit losses of $105,000 consisted of a $35,000 provision related to loans and $70,000 provision related to unfunded commitments for the three months ended March 31, 2024. During the three months ended March 31, 2024, the increase related to loans was primarily due to adjustments in the qualitative factors related to increases in treasury interest rates during the quarter offset by a decreases to historical loss rates and the increase in provision related to unfunded commitments was primarily due to an increase in the construction loans that are currently waiting to be funded compared to the prior quarter end. We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

Compensation, payroll taxes, and other employee benefits expense increased $192,000 to $5.4 million compared to the quarter ending March 31, 2023 primarily due to an increase in salaries due to annual raises that took place at the beginning of the year and increase in health insurance expense as claims increased. Other noninterest expense decreased $205,000 to $691,000 as certain loan fees paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans decreased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2024 and 2023

Net income totaled $298,000 for the three months ended March 31, 2024 compared to net loss of $2.7 million for the three months ended March 31, 2023. We originated $485.1 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended March 31, 2024, which represents an increase of $42.4 million, or 9.6%, from the $442.7 million originated during the three months ended March 31, 2023. The increase in loan production volume was driven by a $23.9 million, or 5.6%, increase in purchase products and a $18.5 million increase in refinance products as mortgage rates decreased to start the year and average inventory levels have increased. Total mortgage banking noninterest income increased $2.4 million, or 13.2%, to $20.3 million during the three months ended March 31, 2024 compared to $18.0 million during the three months ended March 31, 2023.  The increase in mortgage banking noninterest income was related to a 9.6% increase in volume and a 8.5% increase in gross margin on loans originated and sold for the three months ended March 31, 2024 compared to March 31, 2023.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property comprised 93.0% of total originations during the three months ended March 31, 2024, compared to 96.5% of total originations during the three months ended March 31, 2023, respectively.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 39.1% and 60.9% of all loan originations, respectively, during the three months ended March 31, 2024, compared to 35.2% and 64.8% of all loan originations, respectively, during the three months ended March 31, 2023.

Total compensation, payroll taxes and other employee benefits decreased $343,000, or 2.3%, to $14.8 million for the three months ended March 31, 2024 compared to $15.1 million for the three months ended March 31, 2023. The decrease in compensation expense was primarily related to decreased salaries driven by a reduction in headcount and health insurance expense offset by branch manager pay as branch profitability increased.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended March 31,
	2024	2023
	(Dollars In Thousands, except per share amounts)

Net income	$3,038	$2,155
Earnings per share - basic	0.16	0.10
Earnings per share - diluted	0.16	0.10
Annualized return on average assets	0.56%	0.43%
Annualized return on average equity	3.56%	2.35%

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

	Three months ended March 31,
	2024			2023
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,805,102	$24,484	5.46%	$1,654,942	$19,885	4.87%
Mortgage related securities(2)	172,077	1,098	2.57%	170,218	943	2.25%
Debt securities, federal funds sold and short-term investments(2) (3)	110,431	1,403	5.11%	115,962	1,126	3.94%
Total interest-earning assets	2,087,610	26,985	5.20%	1,941,122	21,954	4.59%

Noninterest-earning assets	103,815			107,009
Total assets	$2,191,425			$2,048,131

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$87,393	24	0.11%	$68,564	14	0.08%
Money market and savings accounts	281,171	1,249	1.79%	322,220	1,005	1.26%
Time deposits	739,543	7,697	4.19%	648,531	3,069	1.92%
Total interest-bearing deposits	1,108,107	8,970	3.26%	1,039,315	4,088	1.60%
Borrowings	602,724	6,798	4.54%	441,716	4,007	3.68%
Total interest-bearing liabilities	1,710,831	15,768	3.71%	1,481,031	8,095	2.22%

Noninterest-bearing liabilities
Noninterest-bearing deposits	92,129			143,296
Other noninterest-bearing liabilities	45,484			51,840
Total noninterest-bearing liabilities	137,613			195,136
Total liabilities	1,848,444			1,676,167
Equity	342,981			371,964
Total liabilities and equity	$2,191,425			$2,048,131

Net interest income / Net interest rate spread (4)		11,217	1.49%		13,859	2.37%
Less: taxable equivalent adjustment		80	0.02%		64	0.02%
Net interest income, as reported		$11,137	1.47%		$13,795	2.35%
Net interest-earning assets (5)	$376,779			$460,091
Net interest margin (6)			2.15%			2.88%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a fully tax equivalent basis			2.16%			2.90%
Average interest-earning assets to average interest-bearing liabilities			122.02%			131.07%

__________

(1)	Interest income includes net deferred loan fee amortization income of $152,000 and $151,000 for the three months ended March 31, 2024 and 2023, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2024 and 2023. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 4.82% and 3.71% for the three months ended March 31, 2024 and 2023, respectively.

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

	Three months ended March 31,
	2024 versus 2023
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$1,969	$2,630	$4,599
Mortgage related securities(3)	11	144	155
Other earning assets(3) (4)	(53)	330	277
Total interest-earning assets	1,927	3,104	5,031

Interest expense:
Demand accounts	4	6	10
Money market and savings accounts	(106)	350	244
Time deposits	491	4,137	4,628
Total interest-bearing deposits	389	4,493	4,882
Borrowings	1,701	1,090	2,791
Total interest-bearing liabilities	2,090	5,583	7,673
Net change in net interest income	$(163)	$(2,479)	$(2,642)

______________

(1)	Interest income includes net deferred loan fee amortization income of $152,000 and $151,000 for the three months ended March 31, 2024 and 2023, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended March 31, 2024 and March 31, 2023.

Net interest income decreased $2.7 million, or 19.3%, to $11.1 million during the three months ended March 31, 2024 compared to $13.8 million during the three months ended March 31, 2023 primarily due to the increased cost of funds as a result of the rising interest rate environment.

●

Interest income on loans increased $4.6 million, or 23.1%, to $24.5 million due primarily to a 59 basis point increase in average yield on loans as interest rates continued to increase over the past year and an increase in average loan balance as loans held for investment increased. The increase in average loan balance was driven by an increase of a $133.0 million, or 8.7%, in the average balance of loans held for investment and an increase of $17.1 million, or 13.9%, in average loans held for sale.

●

Interest expense on time deposits increased $4.6 million, or 150.8%, to $7.7 million primarily due to a 227 basis point increase in average cost of time deposits. Additionally, the average balance of time deposits increased $91.0 million compared to the prior year period.

●

Interest expense on money market, savings, and escrow accounts increased $244,000, or 24.3%, to $1.2 million due primarily to a 53 basis point increase in average cost of money market, savings, and escrow accounts as rates increased to stay competitive in the market. Partially offsetting the increase in average cost, the average balance decreased $41.0 million.

●

Interest expense on borrowings increased $2.8 million, or 69.7%, to $6.8 million due to a 86 basis point increase in the cost of borrowings during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as we transitioned to more short-term fundings. Additionally, the average balance increased $161.0 million to $602.7 million during the three months ended March 31, 2024, compared to $441.7 million during the three months ended March 31, 2023.

Provision for Credit Losses

There was a provision for credit losses of $67,000 for the three months ended March 31, 2024 compared to a $460,000 provision for credit losses for the three months ended March 31, 2023. The $67,000 provision for credit losses consisted of a $3,000 negative provision related to loans and a provision related to unfunded commitments of $70,000 for the three months ended March 31, 2024. During the three months ended March 31, 2024, the decrease related to loans was primarily due to a decrease in originations and historical losses used in the calculation and the increase in provision related to unfunded commitments was primarily due to an increase in the construction loans yet to be funded. We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

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

Noninterest Income

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$424	$430	$(6)	(1.4)%
Increase in cash surrender value of life insurance	348	325	23	7.1%
Mortgage banking income	20,068	16,770	3,298	19.7%
Other	408	1,029	(621)	(60.3)%
Total noninterest income	$21,248	$18,554	$2,694	14.5%

Total noninterest income increased $2.7 million, or 14.5%, to $21.2 million during the three months ended March 31, 2024 compared to $18.6 million during the three months ended March 31, 2023. The increase resulted primarily from increase in mortgage banking noninterest income offset by a decrease in other income.

●	The increase in mortgage banking income was primarily the result of a increase in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis increased $62.0 million, or 14.9%, to $477.8 million during the three months ended March 31, 2024 compared to $415.7 million during the three months ended March 31, 2023. Gross margin on loans originated and sold increased 8.5% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2024 and 2023" above for additional discussion of the decrease in mortgage banking income.
●	The decrease in other noninterest income was due primarily to a decrease in gain on sale of mortgage servicing rights. During the quarter ended March 31, 2023, the Company sold mortgage servicing rights related to $318.4 million in loans serviced for third parties. The sale generated $3.5 million in net proceeds on a mortgage servicing rights book value of $2.9 million and resulted in a $583,000 gain during the three months ended March 31, 2023. There were no comparable sales during the three months ended March 31, 2024. As of March 31, 2024 and March 31, 2023, the Company maintained servicing rights related to $257.1 million and $116.1 million, respectively, in loans previously sold to third parties.

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$19,876	$20,052	$(176)	(0.9)%
Occupancy, office furniture, and equipment	2,108	2,263	(155)	(6.8)%
Advertising	914	889	25	2.8%
Data processing	1,206	1,122	84	7.5%
Communications	226	251	(25)	(10.0)%
Professional fees	743	416	327	78.6%
Real estate owned	13	1	12	N/A
Loan processing expense	1,046	1,018	28	2.8%
Other	1,418	3,095	(1,677)	(54.2)%
Total noninterest expenses	$27,550	$29,107	$(1,557)	(5.3)%

Total noninterest expenses decreased $1.6 million, or 5.3%, to $27.6 million during the three months ended March 31, 2024 compared to $29.1 million during the three months ended March 31, 2023.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $343,000, or 2.3%, to $14.8 million during the three months ended March 31, 2024. The decrease in compensation expense was primarily related to decreased salaries driven by a reduction in headcount and health insurance expense offset by branch manager pay as branch profitability increased.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $192,000, or 3.7%, to $5.4 million during the three months ended March 31, 2024. The increase was primarily due to an increase in salaries due to annual raises that took place at the beginning of the year and increase in health insurance expense as claims increased.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $124,000 to $1.1 million during the three months ended March 31, 2024, primarily resulting from decreased rent expenses as underperforming branches were closed over the past year.
●	Occupancy, office furniture and equipment expense at the community banking segment decreased $31,000 to $1.0 million during the three months ended March 31, 2024. The decrease was due primarily to decreased in snow removal and maintenance expenses.
●	Advertising expense increased $25,000, or 2.8%, to $914,000 during the three months ended March 31, 2024. The increase was primarily due to advertising expenses at the mortgage banking segment due to the increased activity in the mortgage industry.
●

Data processing expense increased $84,000, or 7.5%, to $1.2 million during the three months ended March 31, 2024. The increases at the community banking segments were due to additional investments in technology.

●	Professional fees increased $327,000 to $743,000 during the three months ended March 31, 2024. The increase related to an increase in legal fees at the mortgage banking segment. In July 2022, a complaint was filed by Mutual of Omaha Mortgage, Inc. asserting claims against Waterstone Mortgage Corporation relating to certain employees hired by Waterstone Mortgage Corporation who previously worked for Mutual. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims. Given the current stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, nor is it able to estimate the range of any possible loss.
●	Loan processing expense increased $28,000 to $1.0 million during the three months ended March 31, 2024. The increase was primarily due to an increase in loan applications and fundings.
●	Other noninterest expense decreased $1.7 million, or 54.2%, to $1.4 million during the three months ended March 31, 2024. The decrease primarily related to decreased provision for branch losses, branch overhead, provision for loan sale losses, and reversal of mortgage servicing rights impairment at the mortgage banking segment.

Income Taxes

Income tax expense totaled $1.7 million for the three months ended March 31, 2024 compared to $627,000 during the three months ended March 31, 2023. Income tax expense was recognized on the statement of income during the three months ended March 31, 2024 at an effective rate of 36.3% of pretax income and during the three months ended March 31, 2023 at an effective rate of 22.5% of pretax income. On March 18, 2024, the State of Wisconsin Department of Revenue issued an emergency ruling with additional details of the law. This publication enabled us to estimate the impact on our Wisconsin state income tax expense.  The impact moving forward should result in no Wisconsin state income taxes being expensed, resulting in a lower estimated effective tax rate. The elimination of Wisconsin state income tax expense resulted in the establishment of a valuation allowance for Wisconsin state income deferred tax assets, resulting in a one-time $1.1 million charge to state income tax expense in the first quarter. Partially offsetting the impact of the charge related to the valuation allowance we realized a one-time benefit of approximately $368,000 during the quarter to recognize a reduction in current state income tax provision. The decrease in the effective rate was primarily due to the permanent deductions being a greater percentage of pretax income as pretax income continues to decrease compared to prior year.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets – Total assets increased by $21.3 million, or 1.0%, to $2.23 billion at March 31, 2024 from $2.21 billion at December 31, 2023. The increase in total assets primarily reflects an increase in cash and cash equivalents and loans held for sale. The increase in total assets reflects liability increases in deposits and borrowings.

Cash and Cash Equivalents – Cash and cash equivalents increased $9.3 million, or 25.5%, to $45.7 million at March 31, 2024, compared to $36.4 million at December 31, 2023. The increase in cash and cash equivalents primarily reflects the increase of funding sources from borrowings, deposits, and advance payments by borrowers for taxes.

Securities Available for Sale – Securities available for sale decreased $206,000 to $204.7 million at March 31, 2024. The decrease was primarily due to the decrease in fair value as longer term interest rates increased at the end of the period.

Loans Held for Sale - Loans held for sale increased $10.1 million to $175.1 million at March 31, 2024 due to the increase of purchase and refinance activity resulting from a slight decrease in interest rates during the beginning of the period along with the usual seasonal activity increase seen during the spring season.

Loans Receivable - Loans receivable held for investment increased $602,000 to $1.66 billion at March 31, 2024. The increase in total loans receivable was primarily attributable to increases in each of the construction loan category offset by decreases in the multi-family and commercial real estate loan categories.

The following table shows loan originations during the periods indicated.

	For the
	Three months ended March 31,
	2024	2023
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$10,772	$105,045
Multi-family	7,370	35,764
Home equity	954	159
Construction and land	17,851	683
Commercial real estate	1,843	22,789
Total real estate loans originated for investment	38,790	164,440
Consumer loans originated for investment	-	6
Commercial business loans originated for investment	520	14,994
Total loans originated for investment	$39,310	$179,440

Allowance for Credit Losses - Loans - The allowance for credit losses remained at $18.5 million at March 31, 2024.  There was a $3,000 negative provision for credit losses - loans for the three months ended March 31, 2024. The provision for credit losses related to loans decreased primarily due to a decrease in originations and historical losses used in the calculation offset by an increase in certain qualitative factors. During the three months ended March 31, 2024, we made adjustments to our qualitative factors, primarily to account for the changes in interest rates, internal metrics, and external risk factors. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses. Additionally, net recoveries totaled $3,000 for the three months ended March 31, 2024.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $211,000 to $52.6 million at March 31, 2024. The increase was primarily due to an increase in derivative assets due to the interest rate changes offset by a decrease in deferred tax assets due to the WI state tax rate decrease.

Deposits – Total deposits increased $9.3 million to $1.20 billion at March 31, 2024.  The increase was driven by an increase of $17.0 million in time deposits offset by a decrease of $2.7 million in money market and savings deposits and $5.0 million in demand deposits.

Borrowings – Total borrowings increased $23.1 million, or 3.8%, to $634.2 million at March 31, 2024. The community banking segment paid off $50.0 million in long-term FHLB borrowings, borrowing $30.0 million of new long-term FHLB borrowings, and $24.5 million in new short-term FHLB borrowings. External short-term borrowings at the mortgage banking segment decreased a total of $1.4 million at March 31, 2024 from December 31, 2023.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $7.4 million to $14.1 million at March 31, 2024. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $12.0 million to $48.6 million at March 31, 2024. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition, and these amounts remain classified as other liabilities until settled.

Shareholders’ Equity – Shareholders' equity decreased $6.1 million to $338.0 million at March 31, 2024.  Shareholders' equity decreased primarily due to the declaration of dividends, the repurchase of stock, and decrease in the fair value of the securities portfolio. Partially offsetting the decreases, there were increases due to the net income, equity awards granted, and unearned ESOP shares vesting.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2024	2023
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$4,544	$4,503
Over four-family	-	-
Home equity	199	90
Construction and land	-	-
Commercial real estate	129	215
Commercial	-	-
Consumer	-	-
Total non-accrual loans	4,872	4,808

Real estate owned
One- to four-family	61	109
Construction and land	145	145
Total real estate owned	206	254
Total nonperforming assets	$5,078	$5,062

Total non-accrual loans to total loans, net	0.29%	0.29%
Total non-accrual loans to total assets	0.22%	0.22%
Total nonperforming assets to total assets	0.23%	0.23%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Three Months
	Ended March 31,
	2024	2023
	(In Thousands)

Balance at beginning of period	$4,808	$4,307
Additions	745	951
Transfers to real estate owned	-	-
Charge-offs	-	-
Returned to accrual status	(105)	(749)
Principal paydowns and other	(576)	(32)
Balance at end of period	$4,872	$4,477

Total non-accrual loans increased by $64,000, or 1.3%, to $4.9 million as of March 31, 2024 compared to $4.8 million as of December 31, 2023.  The ratio of non-accrual loans to total loans receivable was 0.29% at March 31, 2024 and 0.29% at December 31, 2023.  During the three months ended March 31, 2024, $745,000 in loans were placed on non-accrual status. Offsetting this activity, $105,000 in loans returned to accrual status and $576,000 in principal payments were received during the three months ended March 31, 2024.

Of the $4.9 million in total non-accrual loans as of March 31, 2024, $2.5 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans and there were no specific reserves as of March 31, 2024.  The remaining $2.4 million of non-accrual loans were reviewed on an aggregate basis as of March 31, 2024.
.

The outstanding principal balance of our five largest non-accrual loans as of March 31, 2024 totaled $2.7 million, which represents 54.5% of total non-accrual loans as of that date.  Two of the loans were reviewed on an aggregate basis along with the other loans held for investment at the mortgage segment.

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

As of March 31, 2024 and December 31, 2023, there were no loans 90 or more days past due and still accruing interest.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At March 31,	At December 31,
	2024	2023
	(Dollars in Thousands)

Loans past due less than 90 days	$6,831	$6,817
Loans past due 90 days or more	3,856	4,433
Total loans past due	$10,687	$11,250

Total loans past due to total loans receivable	0.64%	0.68%

Past due loans decreased by $604,000, or 5.4%, to $10.6 million at March 31, 2024 from $11.3 million at December 31, 2023.  Loans past due less than 90 days increased by $26,000, or 0.4%. Loans past due 90 days or more decreased by $578,000, or 13.0%, primarily in the one- to four-family loan category, during the three months ended March 31, 2024.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Three Months
	Ended March 31,
	2024	2023(1)
	(Dollars in Thousands)

Balance at beginning of period	$18,549	$17,757
Provision (credit) for credit losses - loans	(3)	(25)
Charge-offs:
Mortgage
One- to four-family	3	3
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	8	21
Commercial	-	-
Total charge-offs	11	24
Recoveries:
Mortgage
One- to four-family	10	30
Multi family	2	-
Home Equity	-	4
Commercial real estate	1	1
Construction and land	1	1
Consumer	-	-
Commercial	-	-
Total recoveries	14	36
Net charge-offs (recoveries)	(3)	(12)
Allowance for credit losses - loans at end of period	$18,549	$17,744

Ratios:
Allowance for credit losses to non-accrual loans at end of period	380.73%	396.34%
Allowance for credit losses to loans receivable at end of period	1.11%	1.14%
Net recoveries to average loans outstanding (annualized)	(0.00)%	(0.00)%
Current year provision (credit) for credit losses - loans to net recoveries	(100.00%)	208.33%
Net recoveries (annualized) to beginning of the year allowance	(0.07)%	(0.27)%

(1) The Company adopted ASU 2016-13 as of January 1, 2022.

The allowance for credit losses - loans was $18.5 million at March 31, 2024 and $18.5 million at December 31, 2023.  During the three months ended March 31, 2024, there was a $3,000 negative provision for credit losses. Additionally, net recoveries totaled $3,000 for the three months ended March 31, 2024.

We had net recoveries of $3,000, or less than 0.01% of average loans annualized, for the three months ended March 31, 2024, compared to net recoveries of $12,000, or less than 0.01% of average loans annualized, for the three months ended March 31, 2023.

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

During the three months ended March 31, 2024, primary uses of cash and cash equivalents included: $477.8 million in funding loans held for sale, $600,000 to fund loans held for investment, $2.4 million for purchases of mortgage related securities, $1.1 million for FHLB stock, $50.0 million for payoffs of long-term borrowings, $2.9 million for cash dividends paid, and $5.3 million for purchases of our common stock.

During the three months ended March 31, 2024, primary sources of cash and cash equivalents included: $487.0 million in proceeds from the sale of loans held for sale, $30.0 million in long-term borrowings, $43.1 million in short-tern borrowings, $5.0 million in principal repayments on mortgage related securities, $9.3 million for increase in deposits, $290,000 in maturities of debt securities, and $3.0 million in net income.

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

During the three months ended March 31, 2023, primary sources of cash and cash equivalents included: $400.5 million in proceeds from the sale of loans held for sale, $115.0 million in long-term borrowings, $24.9 million in short-tern borrowings, $4.6 million in principal repayments on mortgage related securities, $1.3 million in maturities of debt securities, and $2.2 million in net income.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2024 and 2023, respectively, $45.7 million and $54.2 million of our assets were invested in cash and cash equivalents. At March 31, 2024, cash and cash equivalents were comprised of the following: $33.2 million in cash held at the Federal Reserve Bank and other depository institutions and $12.5 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, advances from the FHLB and the Federal Reserve, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2024, we had $135.0 million in long term advances from the FHLB with contractual maturity dates in 2027, and 2028.  See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining call option details of our FHLB long-term debt.

The Company had approximately $293.5 million of uninsured deposits for approximately 1,243 customers as of March 31, 2024. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limits.

At March 31, 2024, we had outstanding commitments to originate loans receivable of $15.1 million.  In addition, at March 31, 2024, we had unfunded commitments under construction loans of $78.5 million, unfunded commitments under business lines of credit of $17.6 million and unfunded commitments under home equity lines of credit and standby letters of credit of $12.7 million.  At March 31, 2024, certificates of deposit scheduled to mature in one year or less totaled $639.4 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At March 31, 2024, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $19.4 million.

Capital

Shareholders' equity decreased $6.1 million to $338.0 million at March 31, 2024.  Shareholders' equity decreased primarily due to the declaration of dividends, the repurchase of stock, and decrease in the fair value of the securities portfolio. Partially offsetting the decreases, there were increases due to the net income, equity awards granted, and unearned ESOP shares vesting.

The Company's Board of Directors authorized a 2,000,000 share stock repurchase program in the second quarter of 2023. As of March 31, 2024, the Company has approximately 403,000 shares remaining in the plan.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At March 31, 2024, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended March 31, 2024, we repaid $50.0 million in FHLB long-term debt and entered into $30.0 million of new long-term debt and $43.1 million of new short-term debt at the end of the period.

See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining maturities of our FHLB long-term debt.

Our commitments, contingent liabilities, and off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2024 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of March 31, 2024
Dollar Change	$(9,030)	$(6,013)	$(3,100)	$3,440
Percentage Change	(20.63)%	(13.74)%	(7.08)%	7.86%

At March 31, 2024, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 7.08% while a 100 basis point decrease in rates had the effect of increasing net interest income by 7.86%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is set forth in Part I, Item 1, Note 8 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Following are the Company’s monthly common stock repurchases during the first quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
January 1, 2024 - January 31, 2024	106,390	$13.70	103,100	717,232
February 1, 2024 - February 29, 2024	155,565	12.82	155,565	561,667
March 1, 2024 - March 31, 2024	160,485	11.80	158,313	403,354
Total	422,440	$12.65	416,978	403,354

(a)

On May 24, 2023, the Board of Directors announced the termination of the then-existing stock repurchase plan and authorized the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 8, 2024
/s/ William F. Bruss
William F. Bruss
Chief Executive Officer Principal Executive Officer
Date: May 8, 2024
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer