Form 10-Q
period 2024-09-30
Waterstone Financial, Inc.
filed 2024-11-04
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 19,373,139 at October 31, 2024.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2024	December 31, 2023
	(Dollars In Thousands, except share and per share data)
Assets
Cash	$35,770	$30,667
Federal funds sold	5,359	5,493
Interest-earning deposits in other financial institutions and other short term investments	278	261
Cash and cash equivalents	41,407	36,421
Securities available for sale, at fair value (cost: 2024—$232,076; 2023—$227,716)	213,164	204,907
Loans held for sale, at fair value	155,846	164,993
Loans receivable	1,695,403	1,664,215
Less: Allowance for credit losses ("ACL") - loans	18,198	18,549
Loans receivable, net	1,677,205	1,645,666

Office properties and equipment, net	19,450	19,995
Federal Home Loan Bank stock, at cost	21,681	20,880
Cash surrender value of life insurance	69,601	67,859
Real estate owned, net	145	254
Prepaid expenses and other assets	45,837	52,414
Total assets	$2,244,336	$2,213,389

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$180,449	$187,107
Money market and savings deposits	279,188	273,233
Time deposits	804,204	730,284
Total deposits	1,263,841	1,190,624

Borrowings	560,127	611,054
Advance payments by borrowers for taxes	27,847	6,607
Other liabilities	50,519	61,048
Total liabilities	1,902,334	1,869,333
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock (par value $.01 per share) Authorized - 50,000,000 shares at September 30, 2024 and at December 31, 2023, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at September 30, 2024 and at December 31, 2023, Issued and Outstanding - 19,456,939 at September 30, 2024 and 20,314,786 at December 31, 2023	194	203
Additional paid-in capital	92,789	103,908
Retained earnings	274,748	269,606
Unearned ESOP shares	(10,979)	(11,869)
Accumulated other comprehensive loss, net of taxes	(14,750)	(17,792)
Total shareholders’ equity	342,002	344,056
Total liabilities and shareholders’ equity	$2,244,336	$2,213,389

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In Thousands, except per share amounts)

Interest income:
Loans	$26,590	$23,825	$76,675	$65,860
Mortgage-related securities	1,137	1,060	3,360	2,972
Debt securities, federal funds sold and short-term investments	1,464	1,492	4,081	3,682
Total interest income	29,191	26,377	84,116	72,514
Interest expense:
Deposits	10,477	7,442	29,163	17,485
Borrowings	7,197	6,946	21,620	16,570
Total interest expense	17,674	14,388	50,783	34,055
Net interest income	11,517	11,989	33,333	38,459
Provision (credit) for credit losses	(377)	445	(535)	1,091
Net interest income after provision (credit) for credit losses	11,894	11,544	33,868	37,368
Noninterest income:
Service charges on loans and deposits	545	450	1,434	1,491
Increase in cash surrender value of life insurance	410	334	1,562	1,373
Mortgage banking income	21,294	21,172	66,200	59,856
Other	303	274	1,101	1,589
Total noninterest income	22,552	22,230	70,297	64,309
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	21,017	21,588	62,655	64,035
Occupancy, office furniture, and equipment	1,857	1,993	5,994	6,302
Advertising	926	916	2,827	2,749
Data processing	1,297	1,229	3,745	3,441
Communications	232	243	698	719
Professional fees	569	745	2,070	1,779
Real estate owned	-	1	14	3
Loan processing expense	697	722	2,604	2,672
Other	1,965	2,584	5,762	8,350
Total noninterest expenses	28,560	30,021	86,369	90,050
Income before income taxes	5,886	3,753	17,796	11,627
Income tax expense	1,158	500	4,318	2,212
Net income	$4,728	$3,253	$13,478	$9,415
Income per share:
Basic	$0.26	$0.16	$0.72	$0.46
Diluted	$0.26	$0.16	$0.72	$0.46
Weighted average shares outstanding:
Basic	18,350	19,998	18,631	20,420
Diluted	18,445	20,022	18,677	20,473

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Net income	$4,728	$3,253	$13,478	$9,415

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available for sale securities:
Net unrealized holding gain (loss) arising during the period, net of tax (expense) benefit of ($1,394), $1,101, ($855), and $485, respectively	4,965	(3,444)	3,042	(4,796)
Total other comprehensive income (loss)	4,965	(3,444)	3,042	(4,796)
Comprehensive income	$9,693	$(191)	$16,520	$4,619

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the nine months ended September 30, 2023
Balances at December 31, 2022	22,174	$222	$128,550	$274,246	$(13,056)	$(19,476)	$370,486

Comprehensive income:
Net income	-	-	-	9,415	-	-	9,415
Other comprehensive loss	-	-	-	-	-	(4,796)	(4,796)
Total comprehensive income							4,619

ESOP shares committed to be released to plan participants	-	-	259	-	890	-	1,149
Cash dividend, $0.55 per share	-	-	-	(11,126)	-	-	(11,126)
Stock compensation activity, net of tax	86	1	818	-	-	-	819
Stock compensation expense	-	-	222	-	-	-	222
Purchase of common stock returned to authorized but unissued	(1,400)	(14)	(19,829)	-	-	-	(19,843)
Balances at September 30, 2023	20,860	$209	$110,020	$272,535	$(12,166)	$(24,272)	$346,326

	(In Thousands, except per share amounts)
For the nine months ended September 30, 2024
Balances at December 31, 2023	20,315	$203	$103,908	$269,606	$(11,869)	$(17,792)	$344,056

Comprehensive income:
Net income	-	-	-	13,478	-	-	13,478
Other comprehensive income	-	-	-	-	-	3,042	3,042
Total comprehensive income							16,520

ESOP shares committed to be released to plan participants	-	-	141	-	890	-	1,031
Cash dividend, $0.45 per share	-	-	-	(8,336)	-	-	(8,336)
Stock compensation activity, net of tax	117	1	634	-	-	-	635
Stock compensation expense	-	-	211	-	-	-	211
Purchase of common stock returned to authorized but unissued	(975)	(10)	(12,105)	-	-	-	(12,115)
Balances at September 30, 2024	19,457	$194	$92,789	$274,748	$(10,979)	$(14,750)	$342,002

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the three months ended September 30, 2023
Balances at June 30, 2023	21,376	$214	$116,611	$272,229	$(12,463)	$(20,828)	$355,763
Comprehensive loss:
Net income	-	-	-	3,253	-	-	3,253
Other comprehensive loss	-	-	-	-	-	(3,444)	(3,444)
Total comprehensive loss							(191)
							-
ESOP shares committed to be released to Plan participants	-	-	50	-	297	-	347
Cash dividend, $0.15 per share	-	-	-	(2,947)	-	-	(2,947)
Stock compensation activity, net of tax	-	-	-	-	-	-	-
Stock compensation expense	-	-	34	-	-	-	34
Purchase of common stock returned to authorized but unissued	(516)	(5)	(6,675)	-	-	-	(6,680)
Balances at September 30, 2023	20,860	$209	$110,020	$272,535	$(12,166)	$(24,272)	$346,326

	(In Thousands, except per share amounts)
For the three months ended September 30, 2024
Balances at June 30, 2024	19,479	195	92,964	272,778	(11,276)	(19,715)	334,946
Comprehensive income:
Net income	-	-	-	4,728	-	-	4,728
Other comprehensive income	-	-	-	-	-	4,965	4,965
Total comprehensive income							9,693

ESOP shares committed to be released to Plan participants	-	-	84	-	297	-	381
Cash dividend, $0.15 per share	-	-	-	(2,758)	-	-	(2,758)
Stock compensation activity, net of tax	50	-	634	-	-	-	634
Stock compensation expense	-	-	105	-	-	-	105
Purchase of common stock returned to authorized but unissued	(72)	(1)	(998)	-	-	-	(999)
Balances at September 30, 2024	19,457	$194	$92,789	$274,748	$(10,979)	$(14,750)	$342,002

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2024	2023
	(In Thousands)

Operating activities:
Net income	$13,478	$9,415
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for credit losses	(535)	1,091
Depreciation, amortization, accretion	1,881	2,268
Deferred taxes	325	(583)
Stock based compensation	211	222
Origination of mortgage servicing rights	(640)	(1,515)
Gain on sale of loans held for sale	(66,824)	(55,221)
Loans originated for sale	(1,662,426)	(1,575,962)
Proceeds on sales of loans originated for sale	1,738,397	1,604,950
Increase in accrued interest receivable	(343)	(1,296)
Increase in cash surrender value of life insurance	(1,562)	(1,373)
(Decrease) increase in derivative assets	1,974	(3,025)
Increase in accrued interest on deposits and borrowings	4,709	1,725
Decrease in prepaid tax expense	303	891
Decrease in derivative liabilities	(2,916)	(844)
Gain on sale of mortgage servicing rights	(152)	(583)
Increase in other assets	(1,430)	(2,274)
Increase (decrease) in other liabilities	183	(4,464)
Net cash provided by (used in) operating activities	24,633	(26,578)

Investing activities:
Net increase in loans receivable	(31,100)	(140,949)
Purchases of:
Debt securities	(12,201)	(1,888)
Mortgage related securities	(10,774)	(18,918)
Bank owned life insurance	(180)	(180)
FHLB stock	(2,340)	(9,441)
Premises and equipment	(745)	(283)
Proceeds from:
Principal repayments on mortgage-related securities	16,695	15,872
Maturities of debt securities	5,728	3,614
Sales of FHLB Stock	1,539	3,384
Proceeds on sales of mortgage servicing rights	2,110	3,530
Death benefit on bank owned life insurance	-	474
Net cash used in investing activities	(31,268)	(144,785)

Financing activities:
Net increase in deposits	73,217	6,150
Net change in short-term borrowings	(55,927)	242,133
Repayment of long-term debt	(145,000)	(215,000)
Proceeds from long-term debt	150,000	174,000
Net change in advance payments by borrowers for taxes	9,318	11,163
Cash dividends on common stock	(8,507)	(12,408)
Purchase of common stock returned to authorized but unissued	(12,115)	(19,843)
Proceeds from stock option exercises	635	819
Net cash provided by financing activities	11,621	187,014
Increase in cash and cash equivalents	4,986	15,651
Cash and cash equivalents at beginning of period	36,421	46,642
Cash and cash equivalents at end of period	$41,407	$62,293

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$3,173	$1,903
Interest payments	55,492	16,112
Noncash activities:
Dividends declared but not paid in other liabilities	2,993	3,229

See accompanying notes to unaudited consolidated financial statements.

Note 1 — Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Waterstone Financial, Inc. (the “Company”) and the Company’s subsidiaries.

WaterStone Bank SSB (the "Bank") is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank owns Wauwatosa Investments, Inc, an investment subsidiary, and has an active mortgage banking segment, Waterstone Mortgage Corporation.

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

Wauwatosa Investments, Inc. operates in Nevada as owns and manages the majority of the consolidated investment portfolio. The investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds and municipal obligations.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2023 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three and nine months ended September 30, 2024 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	September 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$11,581	$6	$(1,259)	$10,328
Collateralized mortgage obligations:
Government sponsored enterprise issued	148,811	441	(16,571)	132,681
Private-label issued	7,344	-	(589)	6,755
Mortgage-related securities	167,736	447	(18,419)	149,764

Government sponsored enterprise bonds	2,500	-	(77)	2,423
Municipal securities	49,340	1,236	(846)	49,730
Other debt securities	12,500	-	(1,253)	11,247
Debt securities	64,340	1,236	(2,176)	63,400
Total	$232,076	$1,683	$(20,595)	$213,164

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$12,651	$5	$(1,475)	$11,181
Collateralized mortgage obligations
Government sponsored enterprise issued	152,700	212	(19,445)	133,467
Private-label issued	8,061	-	(801)	7,260
Mortgage related securities	173,412	217	(21,721)	151,908

Government sponsored enterprise bonds	2,500	-	(152)	2,348
Municipal securities	39,304	980	(796)	39,488
Other debt securities	12,500	-	(1,337)	11,163
Debt securities	54,304	980	(2,285)	52,999
Total	$227,716	$1,197	$(24,006)	$204,907

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2024, and  December 31, 2023, $119.1 million and $128.1 million of the Company’s mortgage related securities were pledged as collateral to secure funding from the Federal Reserve Bank's new borrowing facility. Additionally at September 30, 2024, $130,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At  December 31, 2023, $183,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2024 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$7,699	$7,612
Due after one year through five years	6,055	6,239
Due after five years through ten years	27,828	27,055
Due after ten years	22,758	22,494
Mortgage-related securities	167,736	149,764
Total	$232,076	$213,164

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$-	$-	$9,879	$1,259	$9,879	$1,259
Collateralized mortgage obligations:
Government sponsored enterprise issued	3,326	9	101,959	16,562	105,285	16,571
Private-label issued	-	-	5,789	589	5,789	589
Government sponsored enterprise bonds	-	-	2,423	77	2,423	77
Municipal securities	1,497	3	5,604	843	7,101	846
Other debt securities	-	-	11,247	1,253	11,247	1,253
Total	$4,823	$12	$136,901	$20,583	$141,724	$20,595

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$215	$1	$10,682	$1,474	$10,897	$1,475
Collateralized mortgage obligations:
Government sponsored enterprise issued	2,442	42	110,271	19,403	112,713	19,445
Private-label issued	-	-	6,250	801	6,250	801
Government sponsored enterprise bonds	-	-	2,348	152	2,348	152
Municipal securities	7,597	36	5,808	760	13,405	796
Other debt securities	-	-	11,163	1,337	11,163	1,337
Total	$10,254	$79	$146,522	$23,927	$156,776	$24,006

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 138 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2024 and December 31, 2023, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three and nine months ended September 30, 2024 and September 30, 2023, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$534,001	$551,190
Multi-family	723,238	707,566
Home equity	13,427	13,228
Construction and land	75,403	53,371
Commercial real estate	313,953	300,892
Consumer	897	848
Commercial loans	34,484	37,120
Total	$1,695,403	$1,664,215

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

Qualifying loans receivable totaling $1.24 billion and $1.25 billion at September 30, 2024 and December 31, 2023, respectively, were pledged as collateral against $423.0 million and $464.0 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at September 30, 2024 and December 31, 2023.

Certain of the Company's executive officers, directors, employees, and their related interests have loans with the Bank. These loans to related parties are summarized below:

	Nine months ended
	September 30, 2024	September 30, 2023
	(In Thousands)
Balance at beginning of period	$3,319	$2,847
New loans	277	458
Repayments	(505)	(137)
Balance at end of period	$3,091	$3,168

None of these loans were past due or considered impaired as of September 30, 2024 or December 31, 2023.

An analysis of past due loans receivable as of September 30, 2024 and December 31, 2023 follows:

	As of September 30, 2024
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$5,271	$1,185	$3,920	$10,376	$523,625	$534,001
Multi-family	-	-	-	-	723,238	723,238
Home equity	86	-	31	117	13,310	13,427
Construction and land	-	-	-	-	75,403	75,403
Commercial real estate	-	-	129	129	313,824	313,953
Consumer	-	-	-	-	897	897
Commercial loans	-	-	-	-	34,484	34,484
Total	$5,357	$1,185	$4,080	$10,622	$1,684,781	$1,695,403

	As of December 31, 2023
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$5,265	$1,283	$4,270	$10,818	$540,372	$551,190
Multi-family	-	6	-	6	707,560	$707,566
Home equity	209	-	34	243	12,985	$13,228
Construction and land	-	-	-	-	53,371	$53,371
Commercial real estate	54	-	129	183	300,709	$300,892
Consumer	-	-	-	-	848	$848
Commercial loans	-	-	-	-	37,120	$37,120
Total	$5,528	$1,289	$4,433	$11,250	$1,652,965	$1,664,215

(1)   Includes $1.1 million and $193,000 at September 30, 2024 and December 31, 2023, respectively, which are on non-accrual status.

(2)   Includes $4,000 and $11,000 at  September 30, 2024 and December 31, 2023, respectively, which are on non-accrual status.

(3)   Includes $150,000 and $171,000 at  September 30, 2024 and December 31, 2023, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2023:

	One- to Four-Family	Multi-Family	Home Equity	Land and Construction	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2024
Balance at beginning of period	$6,886	$7,318	$211	$983	$2,561	$56	$534	$18,549
Provision (credit) for credit losses - loans	(1,661)	(243)	(12)	271	1,204	43	(41)	(439)
Charge-offs	(3)	-	-	-	-	(26)	-	(29)
Recoveries	104	8	-	2	3	-	-	117
Balance at end of period	$5,326	$7,083	$199	$1,256	$3,768	$73	$493	$18,198

Nine months ended September 30, 2023
Balance at beginning of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757
Provision (credit) for credit losses - loans	1,412	(248)	7	(189)	(458)	36	269	829
Charge-offs	(63)	-	-	-	-	(29)	-	(92)
Recoveries	46	5	4	2	2	-	-	59
Balance at end of period	$6,138	$7,732	$185	$1,165	$2,743	$54	$536	$18,553

	One to-Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended September 30, 2024
Balance at beginning of period	$5,838	$7,276	$273	$1,228	$3,227	$64	$508	$18,414
Provision (credit) for credit losses - loans	(599)	(196)	(74)	28	540	23	(15)	(293)
Charge-offs	-	-	-	-	-	(14)	-	(14)
Recoveries	87	3	-	-	1	-	-	91
Balance at end of period	$5,326	$7,083	$199	$1,256	$3,768	$73	$493	$18,198

Three months ended September 30, 2023
Balance at beginning of period	$6,529	$7,425	$169	$1,060	$2,600	$53	$538	$18,374
Provision (credit) for credit losses - loans	(364)	305	16	105	142	4	(2)	206
Charge-offs	(34)	-	-	-	-	(3)	-	(37)
Recoveries	7	2	-	-	1	-	-	10
Balance at end of period	$6,138	$7,732	$185	$1,165	$2,743	$54	$536	$18,553

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments at September 30, 2024 and December 31, 2023 was $972,000 and $1.1 million.

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

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In Thousands)
Provision (credit) for credit losses on:
Loans	$(293)	$206	$(439)	$829
Unfunded commitments	(84)	239	(96)	262
Investment securities	-	-	-	-
Total	$(377)	$445	$(535)	$1,091

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

The following tables present collateral dependent loans by portfolio segment as of September 30, 2024 and  December 31, 2023:

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	5,326	7,083	199	1,256	3,768	73	493	18,198
Allowance at end of period	$5,326	$7,083	$199	$1,256	$3,768	$73	$493	$18,198

Collateral dependent loans	$2,270	$-	$152	$-	$5,333	$-	$1,685	$9,440
Pooled loans	531,731	723,238	13,275	75,403	308,620	897	32,799	1,685,963
Total gross loans	$534,001	$723,238	$13,427	$75,403	$313,953	$897	$34,484	$1,695,403

	One- to Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to collateral dependent loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance related to pooled loans	6,886	7,318	211	983	2,561	56	534	18,549
Allowance at end of period	$6,886	$7,318	$211	$983	$2,561	$56	$534	$18,549

Collateral dependent loans	$2,209	$-	$90	$-	$5,493	$-	$1,536	$9,328
Pooled loans	548,981	707,566	13,138	53,371	295,399	848	35,584	1,654,887
Total gross loans	$551,190	$707,566	$13,228	$53,371	$300,892	$848	$37,120	$1,664,215

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of September 30, 2024 and December 31, 2023:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2024
Substandard	$5,087	$-	$152	$-	$5,333	$-	$1,685	$12,257
Watch	7,089	185	670	143	7,459	-	75	15,621
Pass	521,825	723,053	12,605	75,260	301,161	897	32,724	1,667,525
	$534,001	$723,238	$13,427	$75,403	$313,953	$897	$34,484	$1,695,403

At December 31, 2023
Substandard	$4,503	$-	$90	$-	$5,492	$-	$1,536	$11,621
Watch	7,585	383	-	-	-	-	-	7,968
Pass	539,102	707,183	13,138	53,371	295,400	848	35,584	1,644,626
	$551,190	$707,566	$13,228	$53,371	$300,892	$848	$37,120	$1,664,215

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of September 30, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$29,560	$182,378	$150,924	$42,424	$31,054	$84,811	$674	$521,825
Watch	4,644	581	1,080	-	73	711	-	7,089
Substandard	402	957	947	-	-	2,781	-	5,087
Total	34,606	183,916	152,951	42,424	31,127	88,303	674	534,001

Multi-family
Pass	59,929	119,533	203,677	130,071	111,388	97,598	857	$723,053
Watch	-	185	-	-	-	-	-	185
Substandard	-	-	-	-	-	-	-	-
Total	59,929	119,718	203,677	130,071	111,388	97,598	857	723,238

Home equity
Pass	383	500	919	153	93	229	10,328	$12,605
Watch	-	-	670	-	-	-	-	670
Substandard	-	-	16	14	-	-	122	152
Total	383	500	1,605	167	93	229	10,450	13,427

Construction and land
Pass	11,254	51,042	-	9,196	1,516	2,252	-	$75,260
Watch	-	-	143	-	-	-	-	143
Substandard	-	-	-	-	-	-	-	-
Total	11,254	51,042	143	9,196	1,516	2,252	-	75,403

Commercial Real Estate
Pass	52,648	68,248	52,585	59,344	31,726	36,057	553	$301,161
Watch	6,917	-	410	-	132	-	-	7,459
Substandard	-	5,204	129	-	-	-	-	5,333
Total	59,565	73,452	53,124	59,344	31,858	36,057	553	313,953

Consumer
Pass	-	-	-	-	-	-	897	$897
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	897	897

Commercial
Pass	835	17,103	1,336	653	2,177	5,287	5,333	$32,724
Watch	-	-	-	-	-	-	75	75
Substandard	-	-	35	-	-	-	1,650	1,685
Total	835	17,103	1,371	653	2,177	5,287	7,058	34,484

Total Loans	$166,572	$445,731	$412,871	$241,855	$178,159	$229,726	$20,489	$1,695,403

Gross charge-offs	$3	$-	$-	$-	$-	$26	$-	$29

The following table presents total loans by risk categories and year of origination as of December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$196,255	$166,555	$46,378	$33,295	$19,966	$75,726	$927	$539,102
Watch	5,093	713	-	-	-	1,779	-	7,585
Substandard	1,450	353	-	-	-	2,700	-	4,503
Total	202,798	167,621	46,378	33,295	19,966	80,205	927	551,190

Multi-family
Pass	122,289	214,074	135,823	117,669	44,878	71,632	818	707,183
Watch	191	6	-	-	-	186	-	383
Substandard	-	-	-	-	-	-	-	-
Total	122,480	214,080	135,823	117,669	44,878	71,818	818	707,566

Home equity
Pass	1,084	255	161	98	87	342	11,111	13,138
Watch	-	-	-	-	-	-	-	-
Substandard	-	18	17	-	-	-	55	90
Total	1,084	273	178	98	87	342	11,166	13,228

Construction and land
Pass	38,079	1,348	9,349	2,146	2,255	194	-	53,371
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	38,079	1,348	9,349	2,146	2,255	194	-	53,371

Commercial Real Estate
Pass	70,677	76,067	62,922	33,436	19,250	31,673	1,375	295,400
Watch	-	-	-	-	-	-	-	-
Substandard	5,277	129	-	86	-	-	-	5,492
Total	75,954	76,196	62,922	33,522	19,250	31,673	1,375	300,892

Consumer
Pass	-	-	-	-	-	-	848	848
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	848	848

Commercial
Pass	17,019	1,631	904	2,668	80	5,435	7,847	35,584
Watch	-	-	-	-	-	-	-	-
Substandard	-	48	-	-	13	-	1,475	1,536
Total	17,019	1,679	904	2,668	93	5,435	9,322	37,120

Total Loans	$457,414	$461,197	$255,554	$189,398	$86,529	$189,667	$24,456	$1,664,215

The following presents data on restructurings of financing receivables whose borrowers are experiencing financial difficulty:

	As of September 30, 2024
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$523	1	$523	1
	$-	-	$523	1	$523	1

The following presents data on troubled debt restructurings:

	As of December 31, 2023
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$543	2	$543	2
	$-	-	$543	2	$543	2

The following presents restructurings of financing receivables whose borrowers are experiencing financial difficulty by concession type:

	As of September 30, 2024
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Principal forbearance	$523	1	$-	-	$523	1
	$523	1	$-	-	$523	1

The following presents troubled debt restructurings by concession type:

	As of December 31, 2023
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction	$15	1	$-	-	$15	1
Principal forbearance	528	1	-	-	528	1
	$543	2	$-	-	$543	2

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty during the three or nine months ended September 30, 2024. There were no loans modified as troubled debt restructurings during the three or nine months ended  September 30, 2023.

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the three or nine months ended September 30, 2024 or  September 30, 2023.

The following table presents data on non-accrual loans as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,087	$4,503
Multi-family	-	-
Home equity	152	90
Construction and land	-	-
Commercial real estate	129	215
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$5,368	$4,808
Total non-accrual loans to total loans receivable	0.32%	0.29%
Total non-accrual loans to total assets	0.24%	0.22%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $604,000 and $250,000 at  September 30, 2024 and  December 31, 2023, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Nine months ended September 30,
	2024	2023
	(In Thousands)
Mortgage servicing rights at beginning of the period	$1,811	$3,445
Additions	640	1,515
Amortization	(215)	(208)
Sales	(1,958)	(2,767)
Mortgage servicing rights at end of the period	278	1,985
Valuation allowance recovered during the period	213	-
Mortgage servicing rights at end of the period, net	$491	$1,985

During the nine months ended September 30, 2024, $1.66 billion in residential loans were originated for sale on a consolidated basis generating mortgage banking income of $66.2 million. During the same period in the prior year, sales of loans held for sale totaled $1.58 billion, generating mortgage banking income of $59.9 million. The unpaid principal balance of loans serviced for others was $67.0 million and $238.7 million at September 30, 2024 and December 31, 2023, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $499,000 at September 30, 2024 and $2.2 million at  December 31, 2023, respectively.

During the three months ended  September 30, 2024, there were no sales of mortgage servicing rights. During the nine months ended September 30, 2024, the Company sold mortgage servicing rights related to $233.0 million in loans receivable with a book value of $2.0 million for $2.1 million resulting in a gain on sale of $152,000. During the three months ended September 30, 2023, there were no sales of mortgage servicing rights. During the nine months ended  September 30, 2023, the Company sold mortgage servicing rights related to $318.4 million of loans serviced for others with a book value of $2.9 million for $3.5 million resulting in a gain on sale of $583,000.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ending December 31:
2024	$21
2025	89
2026	80
2027	71
2028	62
Thereafter	168
Total	$491

Note 5 — Deposits

At September 30, 2024 and December 31, 2023, the aggregate balance of uninsured time deposits of $250,000 or more was $160.5 million and $131.4 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at September 30, 2024 is as follows:

(In Thousands)

Within one year	$745,317
More than one to two years	56,655
More than two to three years	1,447
More than three to four years	399
More than four through five years	386
$804,204

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Bank. Such deposits amounted to $13.4 million and $9.0 million at September 30, 2024 and December 31, 2023, respectively.

Note 6 — Borrowings

Borrowings consist of the following:

September 30, 2024
Category	Term	Amount	Maturity	Rate	Rate Type	Callable/Putable	Start Date	Frequency
	(Dollars in Millions)
FHLB advances
	Long-term	$10,000	August 2, 2027	3.61%	Fixed	Putable	August 1, 2024	Monthly
	Long-term	10,000	August 5, 2027	3.36%	Fixed	Putable	August 5, 2024	Quarterly
	Long-term	50,000	December 14, 2027	1.73%	Fixed	N/A	December 14, 2017	N/A
	Long-term	10,000	May 15, 2029	3.54%	Fixed	Putable	May 15, 2024	Monthly
	Long-term	10,000	June 4, 2029	3.55%	Fixed	Putable	June 4, 2024	Monthly
	Long-term	10,000	June 5, 2029	3.48%	Fixed	Putable	June 5, 2024	Monthly
	Long-term	10,000	June 14, 2029	3.43%	Fixed	Putable	June 14, 2024	Monthly
	Long-term	10,000	June 18, 2029	3.47%	Fixed	Putable	June 18, 2024	Monthly
	Long-term	10,000	July 9, 2029	3.40%	Fixed	Putable	July 8, 2024	Monthly
	Long-term	10,000	July 12, 2029	3.35%	Fixed	Putable	July 12, 2024	Monthly
	Long-term	10,000	August 2, 2029	2.89%	Fixed	Putable	August 2, 2024	Monthly
	Long-term	10,000	September 6, 2034	2.32%	Fixed	Putable	September 6, 2024	Monthly
Total FHLB long-term advances		160,000		2.82%
	Short-Term	40,000	October 1, 2024	4.92%	Fixed	N/A	N/A	N/A
	Short-Term	15,000	October 3, 2024	5.30%	Fixed	N/A	N/A	N/A
	Short-Term	12,900	October 3, 2024	5.30%	Fixed	N/A	N/A	N/A
	Short-Term	4,400	October 3, 2024	5.30%	Fixed	N/A	N/A	N/A
	Short-Term	29,000	October 7, 2024	5.25%	Fixed	N/A	N/A	N/A
	Short-Term	22,000	October 15, 2024	5.13%	Fixed	N/A	N/A	N/A
	Short-Term	14,500	October 15, 2024	5.13%	Fixed	N/A	N/A	N/A
	Short-Term	4,400	October 15, 2024	5.13%	Fixed	N/A	N/A	N/A
	Short-Term	23,700	October 15, 2024	5.13%	Fixed	N/A	N/A	N/A
	Short-Term	10,800	October 15, 2024	5.12%	Fixed	N/A	N/A	N/A
	Short-Term	14,800	October 21, 2024	4.84%	Fixed	N/A	N/A	N/A
	Short-Term	2,700	October 21, 2024	4.84%	Fixed	N/A	N/A	N/A
	Short-Term	11,400	October 21, 2024	4.84%	Fixed	N/A	N/A	N/A
	Short-Term	6,800	October 28, 2024	4.83%	Fixed	N/A	N/A	N/A
	Short-Term	7,100	October 28, 2024	4.83%	Fixed	N/A	N/A	N/A
	Short-Term	23,500	December 27, 2024	4.79%	Fixed	N/A	N/A	N/A
	Short-Term	20,000	January 29, 2025	4.74%	Fixed	N/A	N/A	N/A
Total FHLB short-term advances		263,000		5.02%
Total FHLB advances		423,000		4.19%

Short-Term Borrowings
Federal reserve bank	Short-term	$136,300	January 16, 2025	4.76%	Fixed	N/A	N/A	N/A
Total federal reserve bank		$136,300		4.76%
Repurchase agreements	Revolving	$827	N/A	7.85%	Variable	N/A	N/A	N/A
Total short-term borrowings		$137,127		4.78%
Total borrowings		$560,127		4.33%

December 31, 2023
Category	Term	Amount	Maturity	Rate	Rate Type	Callable/Putable	Start Date	Frequency
	(Dollars in Thousands)
FHLB advances
	Long-term	$50,000	December 14, 2027	1.73%	Fixed	Putable	December 14, 2019	Single
	Long-term	10,000	August 7, 2028	3.51%	Fixed	Putable	December 7, 2023	Quarterly
	Long-term	10,000	August 8, 2028	3.52%	Fixed	Putable	December 8, 2023	Quarterly
	Long-term	10,000	October 10, 2028	3.49%	Fixed	Putable	November 10, 2023	Quarterly
	Long-term	10,000	October 10, 2028	3.49%	Fixed	Putable	November 10, 2023	Quarterly
	Long-term	10,000	November 3, 2028	3.46%	Fixed	Putable	December 4, 2023	Quarterly
	Long-term	10,000	November 6, 2028	3.47%	Fixed	Putable	December 6, 2023	Quarterly
	Long-term	15,000	November 14, 2028	3.39%	Fixed	Putable	December 14, 2023	Quarterly
	Long-term	10,000	November 29, 2028	3.38%	Fixed	Putable	December 29, 2023	Quarterly
	Long-term	10,000	November 29, 2028	3.43%	Fixed	Putable	January 29, 2024	Quarterly
	Long-term	10,000	December 4, 2028	3.31%	Fixed	Putable	January 4, 2023	Quarterly
Total FHLB long-term advances		155,000		2.89%
	Short-term	60,000	January 2, 2024	5.44%	Fixed	N/A	N/A	N/A
	Short-term	20,000	January 2, 2024	5.45%	Fixed	N/A	N/A	N/A
	Short-term	20,000	January 5, 2024	5.48%	Fixed	N/A	N/A	N/A
	Short-term	20,500	January 8, 2024	5.38%	Fixed	N/A	N/A	N/A
	Short-term	18,000	January 8, 2024	5.38%	Fixed	N/A	N/A	N/A
	Short-term	14,000	January 16, 2024	5.49%	Fixed	N/A	N/A	N/A
	Short-term	21,000	January 22, 2024	5.36%	Fixed	N/A	N/A	N/A
	Short-term	33,000	January 29, 2024	5.36%	Fixed	N/A	N/A	N/A
	Short-term	27,500	February 20, 2024	5.41%	Fixed	N/A	N/A	N/A
	Short-term	27,000	February 27, 2024	5.42%	Fixed	N/A	N/A	N/A
	Short-term	24,500	March 13, 2024	5.39%	Fixed	N/A	N/A	N/A
	Short-term	23,500	December 29, 2024	4.79%	Fixed	N/A	N/A	N/A
Total FHLB short-term advances		309,000		5.37%
Total FHLB advances		464,000		4.54%

Short-Term Borrowings
Federal reserve bank	Short-term	$145,000	December 31, 2024	4.83%	Fixed	N/A	N/A	N/A
Total Federal reserve bank		$145,000		4.83%
Repurchase agreements	Revolving	$2,054	N/A	8.20%	Variable	N/A	N/A	N/A
Total short-term borrowings		$147,054		4.88%
Total borrowings		$611,054		4.62%

The short-term repurchase agreement represents the outstanding portion of a total $50.0 million commitment with one unrelated banks as of September 30, 2024.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $827,000 balance at September 30, 2024 and a $2.1 million balance at December 31, 2023.

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

The Federal Reserve Bank (“FRB”) created a new borrowing facility called the Bank Term Funding Program.  This program allows a bank to borrow against its investment portfolio, at par value, with no reduction for unrealized losses.  The term is for one year and interest rate is fixed at the time the advance is taken and there is no prepayment penalty.  Allowable investments for pledge are those the FRB can own.  This would include all of the Company’s investment securities except municipal securities, private label bonds, and corporate bonds.  At September 30, 2024, the Company had fully utilized its borrowing capacity under this program.  The program does not allow for additional funding capacity after  March 11, 2024.

At September 30, 2024, the Company had approximately $362.5 million in unused borrowing capacity at the FHLB.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 76% of the carrying value of unencumbered one- to four-family mortgage loans, 73% of the carrying value of multi-family loans and 62% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $21.7 million at September 30, 2024 and $20.9 million at  December 31, 2023, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of September 30, 2024, the Bank was considered well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of September 30, 2024 and December 31, 2023 are presented in the tables below:

	September 30, 2024
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$374,807	20.74%	$144,580	8.00%	$189,760	10.50%	N/A	N/A
Waterstone Bank	359,791	19.91%	144,570	8.00%	189,740	10.50%	180,709	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	355,637	19.68%	108,440	6.00%	153,620	8.50%	N/A	N/A
Waterstone Bank	340,621	18.85%	108,420	6.00%	153,600	8.50%	144,561	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	355,637	19.68%	81,330	4.50%	126,510	7.00%	N/A	N/A
Waterstone Bank	340,621	18.85%	81,320	4.50%	126,490	7.00%	117,456	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	355,637	15.62%	91,070	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	340,621	14.96%	91,080	4.00%	N/A	N/A	113,844	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	340,621	15.20%	134,460	6.00%	N/A	N/A	N/A	N/A

	December 31, 2023
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$380,351	21.50%	$141,538	8.00%	$185,769	10.50%	N/A	N/A
Waterstone Bank	355,476	20.10%	141,515	8.00%	185,738	10.50%	176,893	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,734	20.39%	106,154	6.00%	150,385	8.50%	N/A	N/A
Waterstone Bank	335,859	18.99%	106,117	6.00%	150,332	8.50%	141,489	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,734	20.39%	79,615	4.50%	123,846	7.00%	N/A	N/A
Waterstone Bank	335,859	18.99%	79,587	4.50%	123,803	7.00%	114,960	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	360,734	16.77%	86,043	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	335,859	15.62%	86,007	4.00%	N/A	N/A	107,509	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	335,859	15.20%	132,576	6.00%	N/A	N/A	N/A	N/A

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

	September 30, 2024	December 31, 2023
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$28,119	$9,789
Commitments to extend credit under home equity lines of credit (2)	11,663	11,722
Unused portion of construction loans (3)	55,149	76,660
Unused portion of business lines of credit	12,702	15,378
Standby letters of credit	604	514

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of  September 30, 2024 and  December 31, 2023. Please see Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $1.9 million as of  September 30, 2024 and $2.1 million as of  December 31, 2023.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

September 30, 2024
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$318.6	Other assets	$0.5	Other liabilities	$-
Interest rate locks	184.8	Other assets	0.4	Other liabilities	-
Interest rate swaps	124.9	Other assets	9.4	Other liabilities	9.4

December 31, 2023
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$268.8	Other assets	$-	Other liabilities	$0.4
Interest rate locks	170.9	Other assets	0.3	Other liabilities	-
Interest rate swaps	88.2	Other assets	12.0	Other liabilities	12.0

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

Interest Rate Swaps

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of September 30, 2024 and December 31, 2023, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of September 30, 2024 and December 31, 2023.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at September 30, 2024 and at December 31, 2023.

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

There were 183,000 and 199,000 antidilutive shares of common stock for the three months ended September 30, 2024 and 2023, respectively. There were 206,000 and 162,000 antidilutive shares of common stock for the nine months ended  September 30, 2024 and 2023, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In Thousands, except per share amounts)

Net income	$4,728	$3,253	$13,478	$9,415

Weighted average shares outstanding	18,350	19,998	18,631	20,420
Effect of dilutive potential common shares	95	24	46	53
Diluted weighted average shares outstanding	$18,445	$20,022	$18,677	$20,473

Basic earnings per share	$0.26	$0.16	$0.72	$0.46
Diluted earnings per share	$0.26	$0.16	$0.72	$0.46

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

The following table presents information about our assets recorded in the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	September 30, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$10,328	$-	$10,328	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	132,681	-	132,681	-
Private-label issued	6,755	-	6,755	-
Government sponsored enterprise bonds	2,423	-	2,423	-
Municipal securities	49,730	-	49,730	-
Other debt securities	11,247	-	11,247	-
Loans held for sale	155,846	-	155,846	-
Mortgage banking derivative assets	958	-	-	958
Interest rate swap assets	9,446	-	9,446	-
Liabilities
Mortgage banking derivative liabilities	46	-	-	46
Interest rate swap liabilities	9,446	-	9,446	-

		Fair Value Measurements Using

	December 31, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$11,181	$-	$11,181	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	133,467	-	133,467	-
Private-label issued	7,260	-	7,260	-
Government sponsored enterprise bonds	2,348	-	2,348	-
Municipal securities	39,488	-	39,488	-
Other debt securities	11,163	-	11,163	-
Loans held for sale	164,993	-	164,993	-
Mortgage banking derivative assets	334	-	-	334
Interest rate swap assets	12,044	-	12,044	-
Liabilities
Mortgage banking derivative liabilities	364	-	-	364
Interest rate swap liabilities	12,044	-	12,044	-

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$1,164	$2,504	$(30)	$(994)
Mortgage derivative (loss) gain, net	(252)	372	942	3,870
Mortgage derivative, net balance at the end of the period	$912	$2,876	$912	$2,876

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about assets recorded in the consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$145	$-	$-	$145
Impaired mortgage servicing rights	432	-	-	432

		Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$254	$-	$-	$254
Impaired mortgage servicing rights	1,063	-	-	1,063

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2024 and  December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	September 30,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2024	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$912	Pricing models	Pull through rate	1.7%	99.6%	76.5%
Real estate owned	145	Market approach	Discount rates applied to appraisals	34.8%	34.8%	34.8%
Mortgage servicing rights	432	Pricing models	Prepayment rate	6.5%	30.7%	21.3%
			Discount rate	10.5%	14.9%	10.8%
			Cost to service	$83	$183	$86

	December 31,
	2023
Mortgage banking derivatives	$(30)	Pricing models	Pull through rate	20.5%	99.9%	69.8%
Real estate owned	254	Market approach	Discount rates applied to appraisals	23.3%	73.1%	39.3%
Mortgage servicing rights	1,063	Pricing models	Prepayment rate	6.7%	23.9%	14.6%
			Discount rate	10.0%	15.5%	11.2%
			Cost to service	$77	$471	$107

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	September 30, 2024					December 31, 2023
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$41,407	$41,407	$41,407	$-	$-	$36,421	$36,421	$36,421	$-	$-
Loans receivable	1,695,403	1,606,055	-	-	1,606,055	1,664,215	1,558,472	-	-	1,558,472
FHLB stock	21,681	21,681	21,681	-	-	20,880	20,880	20,880	-	-
Accrued interest receivable	7,764	7,764	7,764	-	-	7,421	7,421	7,421	-	-
Mortgage servicing rights	491	499	-	-	499	1,811	2,207	-	-	2,207

Financial Liabilities
Deposits	1,263,841	1,263,603	459,637	803,966	-	1,190,624	1,189,274	460,340	728,934	-
Advance payments by borrowers for taxes	27,847	27,847	27,847	-	-	6,607	6,607	6,607	-	-
Borrowings	560,127	552,379	-	552,379	-	611,054	602,948	-	602,948	-
Accrued interest payable	7,322	7,322	7,322	-	-	2,613	2,613	2,613	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at September 30, 2024 and December 31, 2023.

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

Presented below is the segment information:

	As of or for the three months ended September 30, 2024
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$12,250	$(760)	$27	$11,517
Provision (credit) for credit losses	(302)	(75)	-	(377)
Net interest income (expense) after provision (credit) for credit losses	12,552	(685)	27	11,894

Noninterest income:	1,227	21,386	(61)	22,552

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,326	15,930	(239)	21,017
Occupancy, office furniture and equipment	904	953	-	1,857
Advertising	311	615	-	926
Data processing	720	570	7	1,297
Communications	80	152	-	232
Professional fees	190	379	-	569
Real estate owned	-	-	-	-
Loan processing expense	-	697	-	697
Other	602	1,261	102	1,965
Total noninterest expenses	8,133	20,557	(130)	28,560
Income before income tax expense	5,646	144	96	5,886
Income tax expense	941	194	23	1,158
Net income (loss)	$4,705	$(50)	$73	$4,728

Total Assets	$2,472,126	$193,726	$(421,516)	$2,244,336

	As of or for the three months ended September 30, 2023
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$12,431	$(550)	$108	$11,989
Provision for credit losses	445	-	-	445
Net interest income (expense) after provision for credit losses	11,986	(550)	108	11,544

Noninterest income:	966	21,452	(188)	22,230

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,618	17,186	(216)	21,588
Occupancy, office furniture and equipment	852	1,141	-	1,993
Advertising	200	716	-	916
Data processing	672	551	6	1,229
Communications	70	173	-	243
Professional fees	176	564	5	745
Real estate owned	1	-	-	1
Loan processing expense	-	722	-	722
Other	703	1,935	(54)	2,584
Total noninterest expenses	7,292	22,988	(259)	30,021
Income (loss) before income tax expense (benefit)	5,660	(2,086)	179	3,753
Income tax expense (benefit)	1,121	(657)	36	500
Net income (loss)	$4,539	$(1,429)	$143	$3,253

Total Assets	$2,181,155	$202,785	$(162,582)	$2,221,358

	As of or for the nine months ended September 30, 2024
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$35,082	$(1,853)	$104	$33,333
Provision (credit) for credit losses	(476)	(59)	-	(535)
Net interest income (expense) after provision (credit) for credit losses	35,558	(1,794)	104	33,868

Noninterest income:	3,708	66,795	(206)	70,297

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	15,802	47,572	(719)	62,655
Occupancy, office furniture and equipment	2,887	3,107	-	5,994
Advertising	714	2,113	-	2,827
Data processing	2,100	1,627	18	3,745
Communications	217	481	-	698
Professional fees	575	1,468	27	2,070
Real estate owned	14	-	-	14
Loan processing expense	-	2,604	-	2,604
Other	1,965	3,519	278	5,762
Total noninterest expenses	24,274	62,491	(396)	86,369
Income before income tax expense	14,992	2,510	294	17,796
Income tax expense	3,298	949	71	4,318
Net income	$11,694	$1,561	$223	$13,478

	As of or for the nine months ended September 30, 2023
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (loss)	$39,677	$(1,454)	$236	$38,459
Provision for credit losses	991	100	-	1,091
Net interest income (loss) after provision for credit losses	38,686	(1,554)	236	37,368

Noninterest income:	3,493	62,444	(1,628)	64,309

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	14,469	50,214	(648)	64,035
Occupancy, office furniture and equipment	2,756	3,546	-	6,302
Advertising	614	2,135	-	2,749
Data processing	1,875	1,547	19	3,441
Communications	220	499	-	719
Professional fees	540	1,218	21	1,779
Real estate owned	3	-	-	3
Loan processing expense	-	2,672	-	2,672
Other	3,240	6,252	(1,142)	8,350
Total noninterest expenses	23,717	68,083	(1,750)	90,050
Income (loss) before income tax expense (benefit)	18,462	(7,193)	358	11,627
Income tax expense (benefit)	3,903	(1,785)	94	2,212
Net income (loss)	$14,559	$(5,408)	$264	$9,415

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and nine months ended September 30, 2024 and 2023 and the financial condition as of September 30, 2024 compared to the financial condition as of December 31, 2023.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and nine months ended September 30, 2024 and 2023, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Significant Items

There were no significant items that impacted earnings for the three and nine months ended September 30, 2024 and 2023.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended September 30, 2024 and 2023

Net income totaled $4.7 million for the three months ended September 30, 2024 compared to $4.5 million for the three months ended September 30, 2023. Net interest income decreased $181,000 to $12.3 million for the three months ended September 30, 2024 compared to $12.4 million for the three months ended September 30, 2023.  Interest expense on deposits and borrowings increased $3.4 million as replacement rates increased in the rising interest rate environment. Offsetting the increase in interest expense on deposit and borrowings, interest income on loans increased $3.2 million as replacement rates and average loans held for investment balances were higher than in the prior year and interest income on debt securities, federal funds sold and short-term investments increased due to the increase in the average balance and replacement rates.

There was a negative provision for credit losses of $302,000 for the three months ended September 30, 2024 compared to a provision for credit losses of $445,000 for the three months ended September 30, 2023. The negative provision for credit losses of $302,000 consisted of a $218,000 negative provision related to loans and $84,000 negative provision related to unfunded commitments for the three months ended September 30, 2024. During the three months ended September 30, 2024, the current quarter decrease was primarily due to a decrease in historical loss rates, net recoveries for the period, and improvements in certain internal asset quality metrics offset by an adjustment in the qualitative factors primarily related to increases in economic risks related to commercial real estate loans during the quarter. The negative provision for credit losses related to unfunded loan commitments was $84,000 for the quarter ended September 30, 2024 compared to a provision for credit losses related to unfunded loan commitments of $239,000 for the quarter ended September 30, 2023. The negative provision for credit losses related to unfunded loan commitments for the quarter ended September 30, 2024 was due primarily to a decrease of loans that are currently waiting to be funded compared to the prior quarter end.  We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

Compensation, payroll taxes, and other employee benefits expense increased $708,000 to $5.3 million compared to the quarter ending September 30, 2023 primarily due to an increase in health insurance expense as claims increased. Other noninterest expense decreased $101,000 to $602,000 as certain loan fees paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans decreased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2024 and 2023

Net loss totaled $50,000 for the three months ended September 30, 2024 compared to net loss of $1.4 million for the three months ended September 30, 2023. We originated $558.7 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended September 30, 2024, which represents a decrease of $38.8 million, or 6.5%, from the $597.6 million originated during the three months ended September 30, 2023. The decrease in loan production volume was driven by a $73.4 million, or 12.9%, decrease in purchase products and was offset by a $34.5 million increase in refinance products. Total mortgage banking noninterest income decreased $66,000, or 0.3%, to $21.4 million during the three months ended September 30, 2024 compared to $21.5 million during the three months ended September 30, 2023.  The decrease in mortgage banking noninterest income was related to a 6.5% decrease in volume offset by a 5.9% increase in gross margin on loans originated and sold for the three months ended September 30, 2024 compared to September 30, 2023.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property comprised 88.9% of total originations during the three months ended September 30, 2024, compared to 95.4% of total originations during the three months ended September 30, 2023, respectively.  The mix of loan type trended towards more conventional loans and less governmental loans, with governmental loans and conventional loans comprising 35.2% and 64.8% of all loan originations, respectively, during the three months ended September 30, 2024, compared to 39.2% and 60.8% of all loan originations, respectively, during the three months ended September 30, 2023.

Total compensation, payroll taxes and other employee benefits decreased $1.3 million, or 7.3%, to $15.9 million for the three months ended September 30, 2024 compared to $17.2 million for the three months ended September 30, 2023. The decrease primarily related to decreased salary expense and incentives expense driven by reduced employee headcount and a decrease in new branches added over the past year.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended September 30,
	2024	2023
	(Dollars In Thousands, except per share amounts)

Net income	$4,728	$3,253
Earnings per share - basic	0.26	0.16
Earnings per share - diluted	0.26	0.16
Annualized return on average assets	0.83%	0.58%
Annualized return on average equity	5.55%	3.63%

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

	Three months ended September 30,
	2024			2023
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,870,627	$26,590	5.65%	$1,797,233	$23,825	5.26%
Mortgage related securities(2)	170,221	1,137	2.66%	174,202	1,060	2.41%
Debt securities, federal funds sold and short-term investments(2) (3)	115,270	1,524	5.26%	132,935	1,570	4.69%
Total interest-earning assets	2,156,118	29,251	5.40%	2,104,370	26,455	4.99%

Noninterest-earning assets	104,600			105,714
Total assets	$2,260,718			$2,210,084

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$89,334	24	0.11%	$90,623	26	0.11%
Money market and savings accounts	304,116	1,483	1.94%	306,806	1,190	1.54%
Time deposits	786,228	8,970	4.54%	719,708	6,226	3.43%
Total interest-bearing deposits	1,179,678	10,477	3.53%	1,117,137	7,442	2.64%
Borrowings	600,570	7,197	4.77%	584,764	6,946	4.71%
Total interest-bearing liabilities	1,780,248	17,674	3.95%	1,701,901	14,388	3.35%

Noninterest-bearing liabilities
Noninterest-bearing deposits	91,532			106,042
Other noninterest-bearing liabilities	49,787			46,805
Total noninterest-bearing liabilities	141,319			152,847
Total liabilities	1,921,567			1,854,748
Equity	339,151			355,336
Total liabilities and equity	$2,260,718			$2,210,084

Net interest income / Net interest rate spread (4)		11,577	1.45%		12,067	1.64%
Less: taxable equivalent adjustment		60	0.01%		78	0.02%
Net interest income, as reported		$11,517	1.44%		$11,989	1.62%
Net interest-earning assets (5)	$375,870			$402,469
Net interest margin (6)			2.13%			2.26%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a fully tax equivalent basis			2.14%			2.28%
Average interest-earning assets to average interest-bearing liabilities			121.11%			123.65%

__________

(1)	Interest income includes net deferred loan fee amortization income of $168,000 and $179,000 for the three months ended September 30, 2024 and 2023, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2024 and 2023. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 5.05% and 4.45% for the three months ended September 30, 2024 and 2023, respectively.

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

	Three months ended September 30,
	2024 versus 2023
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$982	$1,783	$2,765
Mortgage related securities(3)	(25)	102	77
Other earning assets(3) (4)	(222)	176	(46)
Total interest-earning assets	735	2,061	2,796

Interest expense:
Demand accounts	(1)	(1)	(2)
Money market and savings accounts	(10)	303	293
Time deposits	609	2,135	2,744
Total interest-bearing deposits	598	2,437	3,035
Borrowings	170	81	251
Total interest-bearing liabilities	768	2,518	3,286
Net change in net interest income	$(33)	$(457)	$(490)

______________

(1)	Interest income includes net deferred loan fee amortization income of $168,000 and $179,000 for the three months ended September 30, 2024 and 2023, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the three months ended September 30, 2024 and September 30, 2023.

Net interest income decreased $472,000, or 3.9%, to $11.5 million during the three months ended September 30, 2024 compared to $12.0 million during the three months ended September 30, 2023 primarily due to the increased cost of funds as a result of the rising interest rate environment.

●

Interest income on loans increased $2.8 million, or 11.6%, to $26.6 million due primarily to a 39 basis point increase in average yield on loans as interest rates continued to increase over the past year and an increase in average loan balance as loans held for investment increased. The increase in average loan balance was driven by an increase of a $60.9 million, or 3.7%, in the average balance of loans held for investment and an increase of $12.5 million, or 7.3%, in average loans held for sale.

●

Interest expense on time deposits increased $2.7 million, or 44.1%, to $9.0 million primarily due to a 111 basis point increase in average cost of time deposits. Additionally, the average balance of time deposits increased $66.5 million compared to the prior year period.

●

Interest expense on money market, savings, and escrow accounts increased $293,000, or 24.6%, to $1.5 million due primarily to a 40 basis point increase in average cost of money market, savings, and escrow accounts as rates increased to stay competitive in the market. Partially offsetting the increase in average cost, the average balance decreased $2.7 million.

●

Interest expense on borrowings increased $251,000, or 3.6%, to $7.2 million due to a six basis point increase in the cost of borrowings during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as we transitioned to more short-term fundings. Additionally, the average balance increased $15.8 million to $600.6 million during the three months ended September 30, 2024, compared to $584.8 million during the three months ended September 30, 2023.

Provision for Credit Losses

There was a negative provision for credit losses of $377,000 for the three months ended September 30, 2024 compared to a $445,000 provision for credit losses for the three months ended September 30, 2023. The $377,000 negative provision for credit losses consisted of a $293,000 negative provision related to loans and a negative provision related to unfunded commitments of $84,000 for the three months ended September 30, 2024. During the three months ended September 30, 2024, the decrease related to loans was primarily due to a recovery, a decrease in historical losses used in the calculation, and an improvement in certain asset quality metrics. The decrease in provision related to unfunded commitments was primarily due to an decrease in the construction loans yet to be funded. We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

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

Noninterest Income

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$545	$450	$95	21.1%
Increase in cash surrender value of life insurance	410	334	76	22.8%
Mortgage banking income	21,294	21,172	122	0.6%
Other	303	274	29	10.6%
Total noninterest income	$22,552	$22,230	$322	1.4%

Total noninterest income increased $322,000, or 1.4%, to $22.6 million during the three months ended September 30, 2024 compared to $22.2 million during the three months ended September 30, 2023.

●	The increase in mortgage banking income was primarily the result of a increase in gross margin on loans originated and sold offset by a decrease in loan origination volumes. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Gross margin on loans originated and sold increased 5.9% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2024 and 2023" above for additional discussion of the increase in mortgage banking income. Total loan origination volume on a consolidated basis decreased $42.6 million, or 7.1%, to $555.5 million during the three months ended September 30, 2024 compared to $598.1 million during the three months ended September 30, 2023.

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$21,017	$21,588	$(571)	(2.6)%
Occupancy, office furniture, and equipment	1,857	1,993	(136)	(6.8)%
Advertising	926	916	10	1.1%
Data processing	1,297	1,229	68	5.5%
Communications	232	243	(11)	(4.5)%
Professional fees	569	745	(176)	(23.6)%
Real estate owned	-	1	(1)	N/A
Loan processing expense	697	722	(25)	(3.5)%
Other	1,965	2,584	(619)	(24.0)%
Total noninterest expenses	$28,560	$30,021	$(1,461)	(4.9)%

Total noninterest expenses decreased $1.5 million, or 4.9%, to $28.6 million during the three months ended September 30, 2024 compared to $30.0 million during the three months ended September 30, 2023.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $1.3 million, or 7.3%, to $15.9 million during the three months ended September 30, 2024. The decrease primarily related to decreased salary expense and incentives expense driven by reduced employee headcount and a decrease in new branches added over the past year
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $708,000, or 15.3%, to $5.3 million during the three months ended September 30, 2024. The increase was primarily due to an increase in health insurance expense as claims increased.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $188,000 to $953,000 during the three months ended September 30, 2024, primarily resulting from decreased rent and depreciation expenses as underperforming branches were closed over the past year.
●	Occupancy, office furniture and equipment expense at the community banking segment increased $52,000 to $904,000 during the three months ended September 30, 2024. The increase was due primarily to increases related to new equipment expenses.
●	Professional fees decreased $176,000 to $569,000 during the three months ended September 30, 2024. The decrease related to a decrease in legal fees at the mortgage banking segment related to a complaint. In July 2022, a complaint was filed by Mutual of Omaha Mortgage, Inc. asserting claims against Waterstone Mortgage Corporation relating to certain employees hired by Waterstone Mortgage Corporation who previously worked for Mutual. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims. Given the current stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, nor is it able to estimate the range of any possible loss.
●	Other noninterest expense decreased $619,000, or 24.0%, to $2.0 million during the three months ended September 30, 2024. The decrease primarily related to decreased provision for branch losses and provision for loan sale losses at the mortgage banking segment.

Income Taxes

Income tax expense totaled $1.2 million for the three months ended September 30, 2024 compared to $500,000 during the three months ended September 30, 2023. Income tax expense was recognized on the statement of income during the three months ended September 30, 2024 at an effective rate of 19.7% of pretax income and during the three months ended September 30, 2023 at an effective rate of 13.3% of pretax income. The increase in the effective rate related to a decrease in pre-tax income during the three months ended September 30, 2023.

Comparison of Community Banking Segment Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Net income totaled $11.7 million for the nine months ended September 30, 2024 compared to $14.6 million for the nine months ended September 30, 2023. Net interest income decreased $4.6 million to $35.1 million for the nine months ended September 30, 2024 compared to $39.7 million for the nine months ended September 30, 2023.  Interest expense on deposits and borrowings increased $17.2 million as replacement rates increased in the rising interest rate environment. Offsetting the increase in interest expense on deposit and borrowings, interest income on loans increased $11.8 million as replacement rates and average loans held for investment balances were higher than in the prior year.

There was a negative provision for credit losses of $476,000 for the nine months ended September 30, 2024 compared to a provision for credit losses of $991,000 for the nine months ended September 30, 2023. The negative provision for credit losses of $476,000 consisted of a $380,000 negative provision related to loans and $96,000 negative provision related to unfunded commitments for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the decrease related to loans was primarily due to decreases in historical loss rates and loan originations. The decrease in provision related to unfunded commitments was primarily due to an decrease in the loans that are currently waiting to be funded compared to the prior quarter end. We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

Compensation, payroll taxes, and other employee benefits expense increased $1.3 million to $15.8 million compared to the quarter ending September 30, 2023 primarily due to an increase in health insurance expense as claims increased. Other noninterest expense decreased $1.3 million to $2.0 million as certain loan fees paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans decreased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Net income totaled $1.6 million for the nine months ended September 30, 2024 compared to net loss of $5.4 million for the nine months ended September 30, 2023. We originated $1.68 billion in mortgage loans held for sale (including sales to the community banking segment) during the nine months ended September 30, 2024, which represents an increase of $14.3 million, or 0.9%, from the $1.66 billion originated during the nine months ended September 30, 2023. The increase in loan production volume was driven by a $75.2 million increase in refinance products as mortgage rates decreased to start the year offset by a $62.5 million , or 3.9%, decrease in purchase products. Total mortgage banking noninterest income increased $4.4 million, or 7.0%, to $66.8 million during the nine months ended September 30, 2024 compared to $62.4 million during the nine months ended September 30, 2023.  The increase in mortgage banking noninterest income was related to a 0.9% increase in volume and by a 6.6% increase in gross margin on loans originated and sold for the nine months ended September 30, 2024 compared to September 30, 2023.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property comprised 90.9% of total originations during the nine months ended September 30, 2024, compared to 96.1% of total originations during the nine months ended September 30, 2023, respectively.  The mix of loan type trended towards more conventional loans and less governmental loans, with governmental loans and conventional loans comprising 36.3% and 63.7% of all loan originations, respectively, during the nine months ended September 30, 2024, compared to 37.9% and 62.1% of all loan originations, respectively, during the nine months ended September 30, 2023.

The decrease in other noninterest income was due primarily to a decrease in gain on sale of mortgage servicing rights. During the nine months ended September 30, 2024, the Company sold mortgage servicing rights related to $233.1 million in loans serviced for third parties. The sale generated $2.1 million in net proceeds on a mortgage servicing rights book value of $2.0 million and resulted in a $152,000 gain during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company sold mortgage servicing rights related to $318.4 million in loans serviced for third parties. The sale generated $3.5 million in net proceeds and a $583,000 gain.

Total compensation, payroll taxes and other employee benefits decreased $2.6 million, or 5.3%, to $47.6 million for the nine months ended September 30, 2024 compared to $50.2 million for the nine months ended September 30, 2023. The decrease in compensation expense was primarily related to decreased salaries driven by a reduction in headcount, sign on incentives, and health insurance expense offset by loan production commissions and branch manager pay.

Consolidated Waterstone Financial, Inc. Results of Operations

	Nine months ended September 30,
	2024	2023
	(Dollars In Thousands, except per share amounts)

Net income	$13,478	$9,415
Earnings per share - basic	0.72	0.46
Earnings per share - diluted	0.72	0.46
Annualized return on average assets	0.81%	0.59%
Annualized return on average equity	5.30%	3.46%

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

	Nine months ended September 30,
	2024			2023
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,845,203	$76,675	5.55%	$1,737,580	$65,860	5.07%
Mortgage related securities(2)	171,393	3,360	2.62%	172,134	2,972	2.31%
Debt securities, federal funds sold and short-term investments(2) (3)	111,246	4,267	5.12%	124,093	3,917	4.22%
Total interest-earning assets	2,127,842	84,302	5.29%	2,033,807	72,749	4.78%

Noninterest-earning assets	104,124			107,009
Total assets	$2,231,966			$2,140,816

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$89,335	74	0.11%	$76,192	56	0.10%
Money market and savings accounts	292,964	4,114	1.88%	311,478	3,278	1.41%
Time deposits	761,432	24,975	4.38%	688,110	14,151	2.75%
Total interest-bearing deposits	1,143,731	29,163	3.41%	1,075,780	17,485	2.17%
Borrowings	608,659	21,620	4.74%	526,532	16,570	4.21%
Total interest-bearing liabilities	1,752,390	50,783	3.87%	1,602,312	34,055	2.84%

Noninterest-bearing liabilities
Noninterest-bearing deposits	92,429			126,407
Other noninterest-bearing liabilities	47,153			48,003
Total noninterest-bearing liabilities	139,582			174,410
Total liabilities	1,891,972			1,776,722
Equity	339,994			364,094
Total liabilities and equity	$2,231,966			$2,140,816

Net interest income / Net interest rate spread (4)		33,519	1.42%		38,694	1.94%
Less: taxable equivalent adjustment		186	0.01%		235	0.01%
Net interest income, as reported		$33,333	1.41%		$38,459	1.93%
Net interest-earning assets (5)	$375,452			$446,248
Net interest margin (6)			2.09%			2.53%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a fully tax equivalent basis			2.10%			2.54%
Average interest-earning assets to average interest-bearing liabilities			121.43%			126.93%

__________

(1)	Interest income includes net deferred loan fee amortization income of $486,000 and $474,000 for the nine months ended September 30, 2024 and 2023, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Interest income from tax-exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2024 and 2023. The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 4.90% and 3.97% for the nine months ended September 30, 2024 and 2023, respectively.

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

	Nine months ended September 30,
	2024 versus 2023
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$4,277	$6,538	$10,815
Mortgage related securities(3)	(13)	401	388
Other earning assets(3) (4)	(433)	783	350
Total interest-earning assets	3,831	7,722	11,553

Interest expense:
Demand accounts	11	7	18
Money market and savings accounts	(206)	1,042	836
Time deposits	1,649	9,175	10,824
Total interest-bearing deposits	1,454	10,224	11,678
Borrowings	2,794	2,256	5,050
Total interest-bearing liabilities	4,248	12,480	16,728
Net change in net interest income	$(417)	$(4,758)	$(5,175)

_____________

(1)	Interest income includes net deferred loan fee amortization income of $486,000 and $474,000 for the nine months ended September 30, 2024 and 2023, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the nine months ended September 30, 2024 and September 30, 2023.

Net interest income decreased $5.1 million, or 13.3%, to $33.3 million during the nine months ended September 30, 2024 compared to $38.5 million during the nine months ended September 30, 2023 primarily due to the increased cost of funds as a result of the rising interest rate environment.

●

Interest income on loans increased $10.8 million, or 16.4%, to $76.7 million due primarily to a 48 basis point increase in average yield on loans as interest rates continued to increase over the past year and an increase in average loan balance as loans held for investment increased. The increase in average loan balance was driven by an increase of a $91.5 million, or 5.8%, in the average balance of loans held for investment and an increase of $16.1 million, or 10.3%, in average loans held for sale.

●

Interest expense on time deposits increased $10.8 million, or 76.5%, to $25.0 million primarily due to a 163 basis point increase in average cost of time deposits. Additionally, the average balance of time deposits increased $73.3 million compared to the prior year period.

●

Interest expense on money market, savings, and escrow accounts increased $836,000, or 25.5% to $4.1 million due primarily to a 47 basis point increase in average cost of money market, savings, and escrow accounts as rates increased to stay competitive in the market. Partially offsetting the increase in average cost, the average balance decreased $18.5 million.

●

Interest expense on borrowings increased $5.1 million, or 30.5%, to $21.6 million due to a 53 basis point increase in the cost of borrowings during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as we transitioned to more short-term fundings. Additionally, the average balance increased $82.1 million to $608.7 million during the nine months ended September 30, 2024, compared to $526.5 million during the nine months ended September 30, 2023.

Provision for Credit Losses

There was a negative provision for credit losses of $535,000 for the nine months ended September 30, 2024 compared to a $1.1 million provision for credit losses for the nine months ended September 30, 2023. The $535,000 negative provision for credit losses consisted of a $439,000 negative provision related to loans and a negative provision related to unfunded commitments of $96,000 for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the decrease related to loans was primarily due to a decrease in originations and historical losses used in the calculation and the decrease in provision related to unfunded commitments was primarily due to a decrease in the loans yet to be funded. We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

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

Noninterest Income

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$1,434	$1,491	$(57)	(3.8)%
Increase in cash surrender value of life insurance	1,562	1,373	189	13.8%
Mortgage banking income	66,200	59,856	6,344	10.6%
Other	1,101	1,589	(488)	(30.7)%
Total noninterest income	$70,297	$64,309	$5,988	9.3%

Total noninterest income increased $6.0 million, or 9.3% to $70.3 million during the nine months ended September 30, 2024 compared to $64.3 million during the nine months ended September 30, 2023. The increase resulted primarily from increase in mortgage banking noninterest income offset by a decrease in other income.

●	The increase in mortgage banking income was primarily the result of a increase in loan origination volume and gross margin on loans originated and sold. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis increased $86.5 million, or 5.5%, to $1.66 billion during the nine months ended September 30, 2024 compared to $1.58 billion during the nine months ended September 30, 2023. Gross margin on loans originated and sold increased 6.6% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the nine months ended September 30, 2024 and 2023" above for additional discussion of the increase in mortgage banking income.
●

The decrease in other noninterest income was due primarily to a decrease in gain on sale of mortgage servicing rights. During the nine months ended September 30, 2024, the Company sold mortgage servicing rights related to $233.1 million in loans serviced for third parties. The sale generated $2.1 million in net proceeds on a mortgage servicing rights book value of $2.0 million and resulted in a $152,000 gain during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company sold mortgage servicing rights related to $318.4 million in loans serviced for third parties. The sale generated $3.5 million in net proceeds and a $583,000 gain. As of September 30, 2024 and September 30, 2023, the Company maintained servicing rights related to $67.0 million and $220.0 million, respectively, in loans previously sold to third parties.

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$62,655	$64,035	$(1,380)	(2.2)%
Occupancy, office furniture, and equipment	5,994	6,302	(308)	(4.9)%
Advertising	2,827	2,749	78	2.8%
Data processing	3,745	3,441	304	8.8%
Communications	698	719	(21)	(2.9)%
Professional fees	2,070	1,779	291	16.4%
Real estate owned	14	3	11	366.7%
Loan processing expense	2,604	2,672	(68)	(2.5)%
Other	5,762	8,350	(2,588)	(31.0)%
Total noninterest expenses	$86,369	$90,050	$(3,681)	(4.1)%

Total noninterest expenses decreased $3.7 million, or 4.1%, to $86.4 million during the nine months ended September 30, 2024 compared to $90.1 million during the nine months ended September 30, 2023.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $2.6 million, or 5.3%, to $47.6 million during the nine months ended September 30, 2024. The decrease in compensation expense was primarily related to decreased salaries driven by a reduction in headcount, sign on incentives, and health insurance expense offset by branch manager pay and loan production commissions.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $1.3 million, or 9.2%, to $15.8 million during the nine months ended September 30, 2024. The increase was primarily due to an increase in health insurance expense as claims increased.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $439,000 to $3.1 million during the nine months ended September 30, 2024, primarily resulting from decreased rent and depreciation expenses as underperforming branches were closed over the past year.
●	Occupancy, office furniture and equipment expense at the community banking segment increased $131,000 to $2.9 million during the nine months ended September 30, 2024. The increase was due primarily to increases in new equipment and repairs and maintenance expenses.
●	Advertising expense increased $78,000, or 2.8%, to $2.8 million during the nine months ended September 30, 2024. The increase was primarily due to advertising expenses at the community banking segment due to the increased efforts to increase deposit accounts.
●

Data processing expense increased $304,000, or 8.8%, to $3.7 million during the nine months ended September 30, 2024. The increases at the community banking and mortgage banking segments were due to additional investments in technology.

●	Professional fees increased $291,000 to $2.1 million during the nine months ended September 30, 2024. The increase related to an increase in legal fees at the mortgage banking segment. In July 2022, a complaint was filed by Mutual of Omaha Mortgage, Inc. asserting claims against Waterstone Mortgage Corporation relating to certain employees hired by Waterstone Mortgage Corporation who previously worked for Mutual. The Company intends to continue to vigorously defend its interests in this matter and pursue all possible defenses against the claims. Given the current stage of the litigation, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter, nor is it able to estimate the range of any possible loss.
●	Other noninterest expense decreased $2.6 million, or 31.0%, to $5.8 million during the nine months ended September 30, 2024. The decrease primarily related to decreased provision for branch losses, branch overhead, provision for loan sale losses, and reversal of mortgage servicing rights impairment at the mortgage banking segment.

Income Taxes

Income tax expense totaled $4.3 million for the nine months ended September 30, 2024 compared to $2.2 million during the nine months ended September 30, 2023. Income tax expense was recognized on the statement of income during the nine months ended September 30, 2024 at an effective rate of 24.3% of pretax income and during the nine months ended September 30, 2023 at an effective rate of 19.0% of pretax income. On March 18, 2024, the State of Wisconsin Department of Revenue issued an emergency ruling with additional details of the law. This publication enabled us to estimate the impact on our Wisconsin state income tax expense.  The impact moving forward should result in no Wisconsin state income taxes being expensed, resulting in a lower estimated effective tax rate. The elimination of Wisconsin state income tax expense resulted in the establishment of a valuation allowance for Wisconsin state income deferred tax assets, resulting in a one-time $1.1 million charge to state income tax expense in the first quarter. Partially offsetting the impact of the charge related to the valuation allowance we realized a one-time benefit of approximately $368,000 during the year to recognize a reduction in current state income tax provision.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets – Total assets increased by $30.9 million, or 1.4%, to $2.24 billion at September 30, 2024 from $2.21 billion at December 31, 2023. The increase in total assets primarily reflects an increase in loans receivable and securities available for sale. The increase in total assets reflects liability increases in deposits and borrowings.

Cash and Cash Equivalents – Cash and cash equivalents increased $5.0 million, or 13.7%, to $41.4 million at September 30, 2024, compared to $36.4 million at December 31, 2023. The increase in cash and cash equivalents primarily reflects the increase of funding sources from borrowings, deposits, and advance payments by borrowers for taxes.

Securities Available for Sale – Securities available for sale increased $8.3 million to $213.2 million at September 30, 2024. The increase was primarily due to the purchases of securities throughout the year exceeding paydowns and maturities and an increase in fair value as longer term interest rates decreased compared to the beginning of the year.

Loans Held for Sale - Loans held for sale decreased $9.1 million to $155.8 million at September 30, 2024 due to the decrease of purchase activity.

Loans Receivable - Loans receivable held for investment increased $31.2 million to $1.70 billion at September 30, 2024. The increase in total loans receivable was primarily attributable to increases in each of the multi-family, construction, and commercial real estate loan categories offset by a decrease in the one-to-four family loan category.

The following table shows loan originations during the periods indicated.

	For the
	Nine months ended September 30,
	2024	2023
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$30,950	$192,404
Multi-family	62,140	102,445
Home equity	3,152	1,012
Construction and land	18,326	24,833
Commercial real estate	28,552	62,500
Total real estate loans originated for investment	143,120	383,194
Consumer loans originated for investment	-	-
Commercial business loans originated for investment	1,016	16,274
Total loans originated for investment	$144,136	$399,468

Allowance for Credit Losses - Loans - The allowance for credit losses decreased to $18.2 million at September 30, 2024.  There was a $439,000 negative provision for credit losses - loans for the nine months ended September 30, 2024. The negative provision for credit losses related to loans decreased primarily due to a decrease in historical losses used in the calculation and decreases in certain qualitative factors. During the nine months ended September 30, 2024, we made adjustments to our qualitative factors, primarily to account for the changes in interest rates, internal metrics, and external risk factors. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses. Additionally, net recoveries totaled $88,000 for the nine months ended September 30, 2024.

Prepaid expenses and other assets – Total prepaid expenses and other assets decreased $6.6 million to $45.8 million at September 30, 2024. The decrease was primarily due to decreases in back-to-back loan swap fair value adjustment as long term interest rates decreased, mortgage servicing rights due to the sale, and deferred tax assets due to the WI state tax rate decrease.

Deposits – Total deposits increased $73.2 million to $1.26 billion at September 30, 2024.  The increase was driven by increases of $73.9 million in time deposits and $6.0 million in money market and savings deposits offset by a decrease of $6.7 million in demand deposits.

Borrowings – Total borrowings decreased $50.9 million, or 8.3%, to $560.1 million at September 30, 2024. The community banking segment paid off $145.0 million in long-term FHLB borrowings, borrowed $150.0 million of new long-term FHLB borrowings, and  paid off $54.7 million in new short-term FHLB and Federal Reserve Bank borrowings. External short-term borrowings at the mortgage banking segment decreased a total of $1.2 million at September 30, 2024 from December 31, 2023.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $21.2 million to $27.8 million at September 30, 2024. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $10.5 million to $50.5 million at September 30, 2024. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition, and these amounts remain classified as other liabilities until settled. Additionally, the back-to-back loan swap fair value adjustment decreased as long term interest rates decreased.  Offsetting the decreases, the interest rate expense payable to the Federal Reserve Bank increased as payments are due to time of principal payments.

Shareholders’ Equity – Shareholders' equity decreased $2.1 million to $342.0 million at September 30, 2024.  Shareholders' equity decreased primarily due to the declaration of dividends and the repurchase of stock. Partially offsetting the decreases, there were increases due to the net income, equity awards granted, unearned ESOP shares vesting, and an increase in the fair value of the securities portfolio.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2024	2023
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,087	$4,503
Over four-family	-	-
Home equity	152	90
Construction and land	-	-
Commercial real estate	129	215
Commercial	-	-
Consumer	-	-
Total non-accrual loans	5,368	4,808

Real estate owned
One- to four-family	-	109
Construction and land	145	145
Total real estate owned	145	254
Total nonperforming assets	$5,513	$5,062

Total non-accrual loans to total loans, net	0.32%	0.29%
Total non-accrual loans to total assets	0.24%	0.22%
Total nonperforming assets to total assets	0.25%	0.23%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Nine Months
	Ended September 30,
	2024	2023
	(In Thousands)

Balance at beginning of period	$4,808	$4,307
Additions	2,114	1,994
Transfers to real estate owned	-	(227)
Charge-offs	-	-
Returned to accrual status	(714)	(751)
Principal paydowns and other	(840)	(1,240)
Balance at end of period	$5,368	$4,083

Total non-accrual loans increased by $560,000, or 11.6%, to $5.4 million as of September 30, 2024 compared to $4.8 million as of December 31, 2023.  The ratio of non-accrual loans to total loans receivable was 0.32% at September 30, 2024 and 0.29% at December 31, 2023.  During the nine months ended September 30, 2024, $2.1 million in loans were placed on non-accrual status. Offsetting this activity, $714,000 in loans returned to accrual status and $840,000 in principal payments were received during the nine months ended September 30, 2024.

Of the $5.4 million in total non-accrual loans as of September 30, 2024, $2.6 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans and there were no specific reserves as of September 30, 2024.  The remaining $2.8 million of non-accrual loans were reviewed on an aggregate basis as of September 30, 2024.
.

The outstanding principal balance of our five largest non-accrual loans as of September 30, 2024 totaled $2.4 million, which represents 45.6% of total non-accrual loans as of that date.  Two of the loans were reviewed on an aggregate basis along with the other loans held for investment at the mortgage segment.

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

As of September 30, 2024 and December 31, 2023, there were no loans 90 or more days past due and still accruing interest.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2024	2023
	(Dollars in Thousands)

Loans past due less than 90 days	$6,542	$6,817
Loans past due 90 days or more	4,080	4,433
Total loans past due	$10,622	$11,250

Total loans past due to total loans receivable	0.63%	0.68%

Past due loans decreased by $628,000, or 5.6%, to $10.6 million at September 30, 2024 from $11.3 million at December 31, 2023.  Loans past due less than 90 days decreased by $275,000, or 4.0%, primarily due to a decrease in the home equity and commercial real estate loan categories. Loans past due 90 days or more decreased by $353,000, or 8.0%, primarily in the one- to four-family loan category, during the nine months ended September 30, 2024.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Nine Months
	Ended September 30,
	2024	2023
	(Dollars in Thousands)

Balance at beginning of period	$18,549	$17,757
Provision (credit) for credit losses - loans	(439)	829
Charge-offs:
Mortgage
One- to four-family	3	63
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	26	29
Commercial	-	-
Total charge-offs	29	92
Recoveries:
Mortgage
One- to four-family	104	46
Multi family	8	5
Home Equity	-	4
Commercial real estate	2	2
Construction and land	3	2
Consumer	-	-
Commercial	-	-
Total recoveries	117	59
Net charge-offs (recoveries)	(88)	33
Allowance for credit losses - loans at end of period	$18,198	$18,553

Ratios:
Allowance for credit losses to non-accrual loans at end of period	339.01%	454.40%
Allowance for credit losses to loans receivable at end of period	1.07%	1.12%
Net recoveries to average loans outstanding (annualized)	(0.01)%	0.00%
Current year provision (credit) for credit losses - loans to net recoveries	(498.86%)	(2512.12)%
Net recoveries (annualized) to beginning of the year allowance	(0.63)%	0.25%

The allowance for credit losses - loans was $18.2 million at September 30, 2024 and $18.5 million at December 31, 2023.  During the nine months ended September 30, 2024, there was a $439,000 negative provision for credit losses. Additionally, net recoveries totaled $88,000 for the nine months ended September 30, 2024.

We had net recoveries of $88,000, or 0.01% of average loans annualized, for the nine months ended September 30, 2024, compared to net charge-offs of $33,000, or less than 0.01% of average loans annualized, for the nine months ended September 30, 2023.

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

During the nine months ended September 30, 2024, primary uses of cash and cash equivalents included: $1.66 billion in funding loans held for sale, $31.1 million to fund loans held for investment, $10.8 million for purchases of mortgage related securities, $12.2 million for purchases of debt securities, $2.3 million for FHLB stock, $145.0 million for payoffs of long-term borrowings, $55.9 million for payoffs of short-term borrowings, $8.5 million for cash dividends paid, and $12.1 million for purchases of our common stock.

During the nine months ended September 30, 2024, primary sources of cash and cash equivalents included: $1.74 billion in proceeds from the sale of loans held for sale, $150.0 million in long-term borrowings, $16.7 million in principal repayments on mortgage related securities, $73.2 million for increase in deposits, $5.7 million in maturities of debt securities, $2.1 million in proceeds for mortgage servicing rights sale, and $13.4 million in net income.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2024 and 2023, respectively, $41.4 million and $62.3 million of our assets were invested in cash and cash equivalents. At September 30, 2024, cash and cash equivalents were comprised of the following: $35.8 million in cash held at the Federal Reserve Bank and other depository institutions and $5.6 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, advances from the FHLB and the Federal Reserve, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2024, we had $160.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2029, and 2034.  See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining call option details of our FHLB long-term debt.

The Company had approximately $325.3 million of uninsured deposits for approximately 1,354 customers as of September 30, 2024. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limits.

At September 30, 2024, we had outstanding commitments to originate loans receivable of $28.1 million.  In addition, at September 30, 2024, we had unfunded commitments under construction loans of $55.1 million, unfunded commitments under business lines of credit of $12.7 million and unfunded commitments under home equity lines of credit and standby letters of credit of $12.3 million.  At September 30, 2024, certificates of deposit scheduled to mature in one year or less totaled $745.3 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At September 30, 2024, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $15.9 million.

Capital

Shareholders' equity decreased $2.1 million to $342.0 million at September 30, 2024. Shareholders' equity decreased primarily due to the declaration of dividends and the repurchase of stock. Partially offsetting the decreases, there were increases due to the net income, equity awards granted, unearned ESOP shares vesting, and an increase in the fair value of the securities portfolio.

The Company's Board of Directors authorized a 2,000,000 share stock repurchase program in the second quarter of 2024. As of September 30, 2024, the Company has approximately 1.9 million shares remaining in the plan.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At September 30, 2024, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended September 30, 2024, we entered into $60.0 million of new long-term debt and repaid $160.7 million of short-term debt.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2024 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of September 30, 2024
Dollar Change	$(11,163)	$(7,435)	$(3,862)	$1,389
Percentage Change	(23.22)%	(15.46)%	(8.03)%	2.89%

At September 30, 2024, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 7.08% while a 100 basis point decrease in rates had the effect of increasing net interest income by 7.86%.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Following are the Company’s monthly common stock repurchases during the third quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
July 1, 2024 - July 31, 2024	33,661	$13.24	33,661	1,888,675
August 1, 2024 - August 31, 2024	26,225	13.89	26,225	1,862,450
September 1, 2024 - September 30, 2024	11,300	14.95	11,300	1,851,150
Total	71,186	$13.75	71,186	1,851,150

(a)

On May 24, 2023, the Board of Directors announced the termination of the then-existing stock repurchase plan and authorized the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and nine months ended September 30, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 4, 2024
/s/ William F. Bruss
William F. Bruss
Chief Executive Officer Principal Executive Officer
Date: November 4, 2024
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer