Form 10-K
period 2024-12-31
Waterstone Financial, Inc.
filed 2025-02-28
CIK 1569994

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

F O R M   10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on June 30, 2024 as reported by the NASDAQ Global Select Market®, was approximately $235.7 million.

As of February 21, 2025, 19,319,808 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 20, 2025

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED December 31, 2024

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

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities;
•	decreased demand for our products and services;
•	changes in tax policies or assessment policies;
•	changes in liquidity, including the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;
•	changes in consumer demand, spending, borrowing and savings habits;
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

•	technological changes that may be more difficult or expensive than expected;
•	the ability of third-party providers to perform their obligations to us;
•	the effects of federal government shutdown;
•	the effects of any national or international war, conflict, or act of terrorism;
•	the ability of the U.S. Government to manage federal debt limits;
•	the imposition of tariffs or other domestic or international governmental policies;
•	significant increases in our loan losses;
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
•	changes in our liquidity needs and access to wholesale funding; and
•	our ability to access low-cost funding.

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

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation, which had 66 offices in 26 states as of December 31, 2024.

WaterStone Bank conducts its community banking business from 14 banking offices located in Milwaukee, Washington and Waukesha counties, Wisconsin. WaterStone Bank’s principal lending activity is originating one- to four-family, multi-family residential, and commercial real estate loans for retention in its portfolio. At December 31, 2024, such loans comprised 30.71%, 44.12%, and 18.65%, respectively, of WaterStone Bank’s loan portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits, brokered deposits, and Federal Home Loan Bank advances. Our deposit offerings include certificates of deposit, money market savings accounts, transaction deposit accounts, noninterest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, collateralized mortgage obligations, government-sponsored enterprise bonds, private-label enterprise bonds, municipal obligations, and other debt securities.

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

WaterStone Bank’s mortgage banking operations are conducted through its wholly-owned subsidiary, Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originates single-family residential real estate loans for sale into the secondary market.  Waterstone Mortgage Corporation utilizes lines of credit provided by WaterStone Bank as a primary source of funds, and also utilizes a line of credit with another financial institution as needed.  On a consolidated basis, Waterstone Mortgage Corporation originated $2.13 billion in mortgage loans held for sale during the year ended December 31, 2024, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank.

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

Wauwatosa Investments, Inc.  Established in 1998, Wauwatosa Investments, Inc. operates in Nevada as WaterStone Bank’s investment subsidiary.  This wholly-owned subsidiary owns and manages the majority of the consolidated investment portfolio.  It has its own board of directors currently comprised of its President, the WaterStone Bank Chief Financial Officer, and the Chairman of Waterstone Financial’s board of directors.

Waterstone Mortgage Corporation.  Acquired in 2006, Waterstone Mortgage Corporation is a mortgage banking business with offices in 26 states.  It has its own board of directors currently comprised of its President, its Chief Financial Officer, its Chief Operating Officer, the WaterStone Bank Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, and a member of the WaterStone Bank Board of Directors.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold WaterStone Bank office and retail facilities, both owned and leased.  Main Street Real Estate Holdings, LLC currently conducts real estate broker activities limited to real estate owned.

Market Area

WaterStone Bank.  WaterStone Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  WaterStone Bank’s primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have nine branch offices in Milwaukee County, four branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2024 (the latest date for which information was publicly available), 42.5% of deposits in the State of Wisconsin were located in the seven-county Milwaukee metropolitan market and 36.4% of deposits in the State of Wisconsin were located in the three counties in which the Bank has a branch office.

WaterStone Bank’s primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets.

Waterstone Mortgage Corporation.  As of December 31, 2024, Waterstone Mortgage Corporation had nine offices in Florida, eight offices in New Mexico, six offices each in Virginia and Wisconsin, four offices each in Arizona, Oklahoma, and Texas, three offices in New Hampshire, two offices each in California, Idaho, Maryland, and Minnesota, and one office each in Colorado, Connecticut, Delaware, Iowa, Illinois, Kansas, Massachusetts, Michigan, Missouri, North Carolina, New Jersey, Rhode Island, South Carolina, and Tennessee.

Competition

WaterStone Bank.  WaterStone Bank faces competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. As of June 30, 2024, based on the FDIC annual Summary of Deposits Report, we had the 12th largest market share in our metropolitan statistical area out of 44 financial institutions, representing 1.7% of all deposits.

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

Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential and commercial real estate. Generally, we retain the loans that we originate, which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $516.1 million, or 30.7%, of our total loan portfolio at December 31, 2024.  Multi-family residential mortgage loans represented $741.4 million, or 44.1%, of our total loan portfolio at December 31, 2024.  Commercial real estate loans represented $313.5 million, or 18.7%, of our total loan portfolio at December 31, 2024. We also offer construction and land loans, home equity lines of credit and commercial loans.  At December 31, 2024, commercial business loans, home equity loans, and construction and land loans totaled $34.1 million, $13.2 million and $61.4 million, respectively.

The largest exposure to one borrower or group of related borrowers was $51.0 million in the construction category.  The borrower represented a total of 3.0% of the total loan portfolio as of December 31, 2024.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$516,128	30.71%	$551,190	33.12%	$469,567	31.09%
Multi-family	741,428	44.12%	707,566	42.53%	677,981	44.90%
Home equity	13,188	0.78%	13,228	0.79%	11,455	0.76%
Construction and land	61,427	3.66%	53,371	3.21%	62,494	4.14%
Commercial real estate	313,494	18.65%	300,892	18.08%	262,973	17.41%
Commercial loans	34,086	2.03%	37,120	2.23%	24,934	1.65%
Consumer	825	0.05%	848	0.04%	774	0.05%
Total	1,680,576	100.00%	1,664,215	100.00%	1,510,178	100.00%

Allowance for credit losses ("ACL") - loans	(18,247)		(18,549)		(17,757)

Loans, net	$1,662,329		$1,645,666		$1,492,421

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2024. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Multi family		Home Equity		Construction and Land
		Weighted		Weighted		Weighted		Weighted
Maturity period as of		Average		Average		Average		Average
December 31, 2024	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
One year or less	$16,426	5.80%	$40,197	4.03%	$966	7.66%	$748	6.55%
More than one year through five years	59,435	6.14%	553,341	5.12%	5,698	7.51%	56,354	6.71%
More than five years through 15 years	53,448	6.54%	146,527	5.52%	4,886	7.33%	4,325	4.81%
More than 15 years	386,819	5.50%	1,363	7.26%	1,638	4.15%	-	-
Total	$516,128	5.69%	$741,428	5.14%	$13,188	7.04%	$61,427	6.57%

	Commercial Real Estate		Commercial Business		Consumer		Total
		Weighted		Weighted		Weighted		Weighted
Maturity period as of		Average		Average		Average		Average
December 31, 2024	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
One year or less	$35,397	5.24%	$7,269	7.42%	$825	16.17%	$101,828	5.13%
More than one year through five years	230,227	5.49%	20,106	5.60%	-	-	925,161	5.40%
More than five years through 15 years	47,870	5.79%	6,711	6.15%	-	-	263,767	5.81%
More than 15 years	-	-	-	-	-	-	389,820	5.50%
Total	$313,494	5.51%	$34,086	6.09%	$825	16.17%	$1,680,576	5.47%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2024 that are contractually due after December 31, 2025.

	Due After December 31, 2025
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$44,773	$454,929	$499,702
Multi-family	471,308	229,923	701,231
Home equity	1,202	11,020	12,222
Construction and land	13,453	47,226	60,679
Commercial real estate	193,287	84,810	278,097
Commercial loans	25,308	1,509	26,817
Consumer	-	-	-
Total	$749,331	$829,417	$1,578,748

One- to Four-Family Residential Mortgage Loans.  One- to four-family residential mortgage loans totaled $516.1 million, or 30.7% of total loans at December 31, 2024.  Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our single family adjustable-rate mortgage loans generally provide for maximum annual rate adjustments of 200 basis points, with a lifetime maximum adjustment of 500 basis points.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years, and are indexed to the 12-month SOFR rate.  Single family adjustable rate mortgage loans are originated at both our community banking segment and our mortgage banking segment. We do not offer and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner’s insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average one- to four-family first mortgage loan balance was approximately $302,000 on December 31, 2024, and the largest outstanding balance on that date was $5.7 million, which is a consolidation loan that is collateralized by 80 single family properties.  A total of 31% of our one- to four-family loans are collateralized by properties in the state of Wisconsin.

Multi-family Real Estate Loans.  Multi-family loans totaled $741.4 million, or 44.1% of total loans at December 31, 2024. These loans are generally secured by properties located in our primary market area. Our multi-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit. Multi-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a multi-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, global cash flows, and the appraised value of the underlying property. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees from the principals and by the owners of 20% or more of the borrower.

A multi-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to most guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding multi-family mortgage loan balance was approximately $1.6 million on December 31, 2024, with the largest outstanding balance at $13.9 million.

Loans secured by multi-family real estate generally involve larger principal amounts than owner-occupied, one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2024, outstanding home equity loans and equity lines of credit totaled $13.2 million, or 0.8% of total loans outstanding.  At December 31, 2024, the unadvanced portion of home equity lines of credit totaled $11.5 million. The average outstanding home equity loan balance was approximately $55,000 at December 31, 2024, with the largest outstanding balance at that date of $690,000.

Construction and Land Loans.  We originate construction loans for the acquisition of land and the construction of single-family residences, multi-family residences, and commercial real estate buildings.  At December 31, 2024, construction and land loans totaled $61.4 million, or 3.7% of total loans.   A total of $72.8 million had yet to be advanced as of December 31, 2024.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months for single-family residences although our policy is to consider construction periods as long as three years for multi-family residences and commercial buildings. At the end of the construction phase, the construction loan converts to a longer-term mortgage loan upon stabilization. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the owner-occupied residential loan balance exceeds 80% of the lesser of the appraised value or acquisition cost of the secured property. The average outstanding construction loan balance totaled approximately $4.2 million on December 31, 2024, with the largest outstanding balance at $12.8 million.  The average outstanding land loan balance was approximately $181,000 on December 31, 2024, and the largest outstanding balance on that date was $513,000.

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

Commercial Real Estate Loans.  Commercial real estate loans totaled $313.5 million at December 31, 2024, or 18.7% of total loans, and are made up of loans secured by office and retail buildings, industrial buildings, churches, restaurants, other retail properties and mixed use properties. These loans are generally secured by property located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 20 to 25-year amortization period. In reaching a decision whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, business and global cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants, if applicable. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial real estate borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2024 was approximately $1.1 million, and the largest outstanding balance at that date was $11.6 million.

Commercial Loans.  Commercial loans totaled $34.1 million at December 31, 2024, or 2.0% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate.

At December 31, 2024, the unadvanced portion of working capital lines of credit totaled $15.1 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.

A commercial business borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower. The average outstanding commercial loan at December 31, 2024 was $467,000 and the largest outstanding balance on that date was $8.1 million.

Origination and Servicing of Loans.  All loans originated for investment are underwritten pursuant to internally developed policies and procedures.  While we generally underwrite owner-occupied residential mortgage loans to Freddie Mac and Fannie Mae standards.

Exclusive of our mortgage banking operations, we retain in our portfolio all of the loans that we originate. At December 31, 2024,WaterStone Bank was not servicing any loan it originated and subsequently sold to unrelated third parties. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

●	Any secured mortgage loan up to $1.0 million can be approved by any of the two the Chief Executive Officer, Chief Credit Officer, or select lending personnel.

●	Any secured mortgage loan ranging from $500,001 to $3.0 million or any new loan to a borrower with outstanding loans from us exceeding $1.0 million must be approved by the Officer Loan Committee.

●

Any non-real estate loan up to $500,000 for a borrower with total outstanding loans from us of less than $500,000 that is independently underwritten can be approved by the Chief Executive Officer or Chief Credit Officer.

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

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2024	2023	2022
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,515	$4,503	$4,209
Multi family	-	-	-
Home equity	150	90	98
Construction and land	-	-	-
Commercial real estate	-	215	-
Commercial	-	-	-
Consumer	-	-	-
Total non-accrual loans	5,665	4,808	4,307

Real estate owned
One- to four-family	370	109	-
Multi family	-	-	-
Construction and land	135	145	145
Commercial real estate	-	-	-
Total real estate owned	505	254	145
Total nonperforming assets	$6,170	$5,062	$4,452

Total non-accrual loans to total loans, net	0.34%	0.29%	0.29%
Total non-accrual loans to total assets	0.26%	0.22%	0.21%
Total nonperforming assets to total assets	0.28%	0.23%	0.22%

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

The following table sets forth activity in our non-accrual loans for the years indicated.

	At and for the Year Ended December 31,
	2024	2023	2022
	(Dollars in Thousands)

Balance at beginning of period	$4,808	$4,307	$5,574
Additions	3,403	3,209	3,306
Transfers to real estate owned	(370)	(226)	-
Charge-offs	-	-	-
Returned to accrual status	(842)	(854)	(1,394)
Principal paydowns and other	(1,334)	(1,628)	(3,179)
Balance at end of period	$5,665	$4,808	$4,307

Total non-accrual loans increased by $857,000 to $5.7 million as of December 31, 2024 compared to $4.8 million as of December 31, 2023. The ratio of non-accrual loans to total loans receivable was 0.34% at December 31, 2024 compared to 0.29% at December 31, 2023.  During the year ended December 31, 2024, $370,000 of loans were transferred to real estate owned, no loans were charged off, $1.3 million in principal payments were received and $842,000 in loans were returned to accrual status. Offsetting this activity, $3.4 million in loans were placed on non-accrual status during the year ended December 31, 2024.

Of the $5.7 million in total non-accrual loans as of December 31, 2024, $3.5 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans as of December 31, 2024. Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a “non-performing” status. There were no specific reserves as of December 31, 2024.  The remaining $2.2 million of non-accrual loans were reviewed on an aggregate basis as of December 31, 2024.

The outstanding principal balance of our five largest non-accrual loans as of December 31, 2024 totaled $2.6 million, which represents 45.9% of total non-accrual loans as of that date.  These five loans did not have any charge-offs or require any specific valuation allowances as of December 31, 2024.

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

There were no accruing loans past due 90 days or more during the years ended December 31, 2024 or December 31, 2023.

Financial receivables whose borrowers are experiencing financial difficulty.  The following table summarizes financial receivables whose borrowers are experiencing financial difficulty by the Company’s internal risk rating.

	December 31,
	2024	2023	2022
	(Dollars in Thousands)
Financing receivables whose borrowers are experiencing financial difficulty
Substandard	$-	$543	$936
Watch	-	-	-
Total financing receivables whose borrowers are experiencing financial difficulty	$-	$543	$936

There were no financial receivables whose borrowers are experiencing financial difficulty at December 31, 2024, compared to $543,000 at December 31, 2023.  All financial receivables whose borrowers are experiencing financial difficulty are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the consolidated financial statements. Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

Information with respect to the accrual status of our financial receivables whose borrowers are experiencing financial difficulty is provided in the following table.

	At December 31,
	2024		2023
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)

One- to four-family	$-	$-	$-	$543
	$-	$-	$-	$543

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

Loan Delinquency.  The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2024	2023
	(Dollars in Thousands)

Loans past due less than 90 days	$11,137	$6,817
Loans past due 90 days or more	3,985	4,433
Total loans past due	$15,122	$11,250

Total loans past due to total loans receivable	0.90%	0.68%

Past due loans increased by $3.9 million, or 34.4%, to $15.1 million at December 31, 2024 from $11.3 million at December 31, 2023.  Loans past due less than 90 days increased by $4.3 million during the year ended December 31, 2024.  The increase was primarily due to an increase in delinquent one- to four-family loans during the year ended December 31, 2024. Loans past due 90 days or more decreased $448,000. The decrease in loans past due 90 days or more was primarily due to a decrease in one-to four-family loans receivable during the year ended December 31, 2024.

Potential Problem Loans.  We define potential problem loans as substandard loans which are still accruing interest.  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2024 and 2023 were $13.3 million and $6.8 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under generally accepted accounting principles.

Real Estate Owned.  Total real estate owned was $505,000 at December 31, 2024, and $254,000 at December 31, 2023.  During the years ended December 31, 2024 and December 31, 2023, there was no significant activity.

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

We owned two properties at December 31, 2024 and three properties at December 31, 2023.  Habitable real estate owned is managed with the intent of attracting a lessee to generate revenue. Foreclosed properties are transferred to real estate owned at estimated net realizable value (which includes costs to sell the property), with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

Allowance for Credit Losses

The following table sets forth activity in our allowance for credit losses - loans for the years indicated.

	At or for the Year Ended December 31,
	2024	2023	2022
	(Dollars in Thousands)

Balance at beginning of period	$18,549	$17,757	$15,778
Adoption of CECL (1)	-	-	430
Provision (credit) for credit losses - loans	(342)	927	1,030
Charge-offs:
Mortgage
One- to four-family	3	168	304
Multi family	-	-	-
Home Equity	-	-	-
Commercial real estate	1	-	-
Construction and land	-	-	-
Consumer	84	37	16
Commercial	-	-	-
Total charge-offs	88	205	320
Recoveries:
Mortgage
One- to four-family	111	52	78
Multi family	10	8	727
Home Equity	-	4	18
Commercial real estate	4	3	13
Construction and land	3	3	3
Consumer	-	-	-
Commercial	-	-	-
Total recoveries	128	70	839
Net charge-offs (recoveries)	(40)	135	(519)
Allowance at end of period	$18,247	$18,549	$17,757

Ratios:
Allowance for credit losses to non-accrual loans at end of period	322.10%	385.79%	412.28%
Allowance for credit losses to loans receivable at end of period	1.09%	1.11%	1.18%
Net charge-offs (recoveries) to average loans:
Mortgage
One- to four-family	(0.02%)	0.02%	0.06%
Multi family	(0.00%)	(0.00%)	(0.12%)
Home Equity	0.00%	(0.03%)	(0.16%)
Construction and land	(0.01%)	(0.01%)	0.00%
Commercial real estate	0.00%	0.00%	(0.01%)
Consumer	10.04%	4.56%	2.12%
Commercial	0.00%	0.00%	0.00%
Net charge-offs (recoveries) to average loans outstanding	(0.00%)	0.01%	(0.04%)

(1) The Company adopted ASU 2016-13 as of January 1, 2022.

The allowance for credit losses - loans decreased $302,000  to $18.2 million at December 31, 2024 from $18.5 million at December 31, 2023. During the year ended December 31, 2024, there was a $342,000 provision for credit losses. Additionally, net recoveries totaled $40,000 for the year ended December 31, 2024.

We had net recoveries of $40,000, or less than 0.01% of average loans annualized, for the year ended December 31, 2024, compared to net charge-offs of $135,000 or 0.01% of average loans annualized, for the year ended December 31, 2023. Of the $40,000 in net recoveries during the year ended December 31, 2024, the majority of the activity related to loans secured by one-to four-family loan categories.

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

	At December 31,
	2024			2023			2022
	Allowance for Credit Losses - Loans	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Credit Losses - Loans	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Credit Losses - Loans	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real estate:
Residential
One- to four-family	$5,286	30.71%	28.97%	$6,886	33.12%	37.12%	$4,743	31.09%	26.71%
Multi family	7,079	44.12%	38.80%	7,318	42.53%	39.45%	7,975	44.90%	44.91%
Home equity	212	0.78%	1.16%	211	0.79%	1.14%	174	0.76%	0.98%
Construction and land	1,205	3.66%	6.60%	983	3.21%	5.30%	1,352	4.14%	7.61%
Commercial real estate	3,920	18.65%	21.48%	2,561	18.08%	13.81%	3,199	17.41%	18.02%
Commercial	466	2.03%	2.55%	534	2.23%	2.88%	267	1.65%	1.50%
Consumer	79	0.05%	0.43%	56	0.04%	0.30%	47	0.05%	0.26%
Total allowance for credit losses - loans	$18,247	100.00%	100.00%	$18,549	100.00%	100.00%	$17,757	100.00%	100.00%

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

At December 31, 2024, the allowance for credit losses - loans was $18.2 million, compared to $18.5 million at December 31, 2023.  As of December 31, 2024, the allowance for credit losses to total loans receivable was 1.09% and 322.10% of non-performing loans, compared to 1.11%, and 385.79%, respectively at December 31, 2023.  The decrease in the allowance for credit losses during the year ended December 31, 2024 reflects the decrease in historical losses used in the calculation and certain qualitative factors. The overall decrease was related primarily to the one- to four-family category. See Note 3 of the notes to the consolidated financial statements for further discussion on the allowance for credit losses - loans.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate single-family residential mortgage loans for sale in the secondary market through Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originated, including loans sold to WaterStone Bank, $2.15 billion in mortgage loans held for sale during the year ended December 31, 2024, which was a volume increase of $26.6 million, or 1.3%, from the $2.12 billion originated during the year ended December 31, 2023.  The increase in loan production volume was driven by a $109.4 million, or 128.5%, increase in refinance products due to a decrease in mortgage rates at times throughout the year. Mortgage purchase products decreased $82.8 million, or 4.1% as housing inventory remained low. Total mortgage banking noninterest income increased $5.8 million, or 7.4%, to $84.3 million during the year ended December 31, 2024 compared to $78.5 million during the year ended December 31, 2023. The increase in mortgage banking noninterest income was related to a 1.3% increase in volume and a 0.2% increase in gross margin on loans originated and sold for the year ended December 31, 2024 compared to December 31, 2023.  Gross margin on those loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing retained basis. Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our gross margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 88.9% of total originations during the year ended December 31, 2024, compared to 96.0% of total originations during the year ended December 31, 2023.  The mix of loan type trended towards more conventional loans and less government loans comprising 63.8% and 36.2% of all loan originations, respectively, during the year ended December 31, 2024, compared to 59.0% and 41.0% of all loan originations, respectively, during the year ended December 31, 2023.

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

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the years ended December 31, 2024, 2023, and 2022, no investment securities were sold.

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

At December 31, 2024, mortgage-backed securities totaled $9.6 million. The mortgage-backed securities portfolio had a weighted average yield of 2.50% and a weighted average remaining life of 9.9 years at December 31, 2024. The estimated fair value of our mortgage-backed securities portfolio at December 31, 2024 was $1.7 million less than the amortized cost of $11.3 million. No mortgage-backed securities were pledged as collateral for mortgage banking activities as of December 31, 2024.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest.

At December 31, 2024, collateralized mortgage obligations totaled $131.7 million. At December 31, 2024, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.  The collateralized mortgage obligations portfolio had a weighted average yield of 2.70% and a weighted average remaining life of 5.7 years at December 31, 2024. The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2024 was $19.5 million less than the amortized cost of $151.2 million.  Investments in collateralized mortgage obligations involve a risk that actual may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest.

Private-Label Mortgage-backed Securities.  At December 31, 2024, private-label mortgage-backed securities totaled $6.4 million. These securities had a weighted average yield of 3.40% and a weighted average remaining life of 8.7 years at December 31, 2024. The estimated fair value of our private-label mortgage-backed securities portfolio at December 31, 2024 was $722,000 less than the amortized cost of $7.1 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest.

Government Sponsored Enterprise Bonds.  At December 31, 2024, our Government sponsored enterprise bond portfolio totaled $2.4 million, all of which were issued by Federal National Mortgage Association ("Fannie Mae") and were classified as available for sale.  The weighted average yield on these securities was 0.60% and the weighted average remaining average life was 0.7 years at December 31, 2024.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored enterprise bond portfolio at December 31, 2024 was $60,000 less than the amortized cost of $2.5 million.

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our investment policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  We regularly monitor the credit quality of this portfolio.  At December 31, 2024, our municipal obligations portfolio totaled $47.1 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 4.79% at December 31, 2024, with a weighted average remaining life of 6.7 years.  The estimated fair value of our municipal obligations bond portfolio at December 31, 2024 was $947,000 less than the amortized cost of $48.0 million.

Other Debt Securities.  As of December 31, 2024, we held other debt securities in the portfolio that totaled $11.3 million.  Other debt securities consisted of two corporate bonds. The weighted average yield on this portfolio was 3.02% at December 31, 2024, with a weighted average remaining life of 5.3 years.  We regularly monitor the credit quality of this portfolio. The unrealized losses for the other debt securities is due to the current slope of the yield curve. One security earns a floating rate that is indexed to the 10 year Treasury interest rate.

As of December 31, 2024, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

Portfolio Maturities and Yields.  The composition and maturities of the debt securities portfolio at December 31, 2024 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Debt securities available for sale:
Mortgage-backed securities	$142	3.43%	$2,787	2.73%	$1,588	3.48%	$6,768	2.16%	$11,285	2.50%
Collateralized mortgage obligations:
Government sponsored enterprise issued	1,266	2.70%	54,291	4.11%	95,643	1.90%	-	-	151,200	2.70%
Private-label issued	-	-	398	6.00%	4,774	3.35%	1,950	2.98%	7,122	3.40%
Government sponsored enterprise bonds	2,500	0.60%	-	-	-	-	-	-	2,500	0.60%
Municipal obligations	5,588	4.06%	4,077	5.23%	16,957	5.11%	21,401	4.63%	48,023	4.79%
Other debt securities	-	-	-	-	12,500	3.02%	-	-	12,500	3.02%
Total debt securities available for sale	$9,496	2.96%	$61,553	4.13%	$131,462	2.49%	$30,119	3.97%	$232,630	3.14%

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

Deposits.  A majority of our depositors are persons or businesses who work, reside, or are located in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. As of December 31, 2024, certificates of deposit comprised 66.6% of total customer deposits, and had a weighted average cost of 4.42% on that date. Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Development of our branch network and expansion of our commercial products and services and aggressively seeking lower cost savings, checking and money market accounts are expected to result in decreased reliance on higher-cost certificates of deposit.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2024 and December 31, 2023, $905.5 million and $730.3 million of our deposit accounts were certificates of deposit, of which $842.4 million and $622.4 million, respectively, had remaining maturities of one year or less. The Company had $94.3 million in certificates of deposits obtained directly from brokers as of December 31, 2024 and none at  December 31, 2023.

Deposits increased by $169.3 million, or 14.2%, from December 31, 2023 to December 31, 2024. The increase in deposits was the result of a $175.3 million, or 24.0%, increase in total certificates of deposit offset by an $6.0 million, or 1.3% decrease in demand deposits.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2024			2023			2022
	Average Balance	Average Cost of Funds	Ending Weighted Average Yield	Average Balance	Average Cost of Funds	Ending Weighted Average Yield	Average Balance	Average Cost of Funds	Ending Weighted Average Yield
	(Dollars in Thousands)
Deposit type:
Demand deposits	$91,288	0.00%	0.00%	$120,321	0.00%	0.00%	$159,495	0.00%	0.00%
NOW accounts	90,068	0.11%	0.11%	80,143	0.10%	0.11%	72,751	0.08%	0.08%
Regular savings	52,925	0.13%	0.14%	61,980	0.15%	0.14%	69,988	0.04%	0.13%
Money market and escrow deposits	243,436	2.38%	2.58%	247,139	1.80%	2.25%	321,182	0.37%	1.41%
Total transaction accounts	477,717	1.21%	1.34%	509,583	0.91%	1.08%	623,416	0.20%	0.66%

Certificates of deposit - retail	773,616	4.42%	4.39%	700,034	3.02%	3.92%	602,332	0.60%	1.52%
Certificates of deposit - brokered	15,004	4.19%	4.19%	-	-	-	-	-	-
Total deposits	$1,266,337	3.20%	3.35%	$1,209,617	2.13%	2.81%	$1,225,748	0.40%	1.12%

At December 31, 2024 and 2023, the aggregate balance of uninsured deposits of $250,000 or more was $327.2 million and $287.9 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance. The following table sets forth the maturity of uninsured certificates of deposits at December 31, 2024 and 2023.

	At December 31,
	2024	2023
	(In Thousands)
Due in:
Three months or less	$39,805	$36,974
Over three months through six months	39,573	22,335
Over six months through 12 months	47,911	43,303
Over 12 months	8,142	7,662
	$135,431	$110,274

Borrowings.  Our borrowings at December 31, 2024 consisted of $443.6 million in advances from the Federal Home Loan Bank of Chicago and $3.0 million outstanding balance in short-term repurchase agreements used to fund loans held for sale. The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2024	2023	2022
	(Dollars in Thousands)
Borrowings:
Balance outstanding at end of year	$446,519	$611,054	$386,784
Weighted average interest rate at the end of year	3.92%	4.62%	3.68%
Average balances outstanding during the year	$572,539	$532,248	$348,482
Weighted average interest rate during the year	4.62%	4.37%	2.42%

Human Capital

As of December 31, 2024, we had 600 full-time equivalent employees.  A total of 173 were WaterStone Bank employees and 427 were employees of Waterstone Mortgage Corporation. We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals. Further, our commitment to a culture of inclusion is integral to our goal of attracting and retaining the best talent and ultimately driving our business performance. Our employees participate in a wide array of volunteer activities and we support their charitable giving by matching employee contributions to qualified nonprofit organizations.

We offer comprehensive compensation and benefits packages to our employees including a 401k Plan, Employee Stock Ownership Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and certain family assistance programs, including paid family leave, flexible work arrangements, amongst others. We also offer stock-based compensation to certain management personnel as a way to attract and retain key talent. See Note 9 - Stock Based Compensation, Note 10 - Employee Benefit Plans, and Note 11 - Employee Stock Ownership Plan to the Consolidated Financial Statements included under Item 8 for further discussion of our stock-based compensation and benefit plans.

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

In addition, we must comply with significant anti-money laundering and countering the financing of terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions.  At December 31, 2024, WaterStone Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

In addition, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2024, WaterStone Bank maintained 82.3% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

Federal Law and Regulation. Federal Deposit Insurance Corporation regulations also govern the equity investments of WaterStone Bank and, notwithstanding Wisconsin law and regulations, Federal Deposit Insurance Corporation regulations prohibit WaterStone Bank from making certain equity investments and generally limit WaterStone Bank’s equity investments to those that are permissible for national banks and their subsidiaries.  Under Federal Deposit Insurance Corporation regulations, WaterStone Bank must obtain prior Federal Deposit Insurance Corporation approval before directly, or indirectly through a majority-owned subsidiary, engaging “as principal” in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks that meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including certain real estate and securities activities conducted through subsidiaries. The Federal Deposit Insurance Corporation will not approve an activity that it determines presents a significant risk to the Federal Deposit Insurance Corporation's Deposit Insurance Fund. The current activities of WaterStone Bank and its subsidiaries are permissible under applicable federal regulations.

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

Deposit Insurance

Wisconsin Law and Regulation.  Under Wisconsin law, WaterStone Bank is required to obtain and maintain insurance on its deposits from a deposit insurance corporation. The deposits of WaterStone Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation.

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

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to total assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At December 31, 2024, WaterStone Bank’s capital to assets ratio, as calculated under Wisconsin law, was 15.68%.

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

In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration, not only these numeric factors, but qualitative factors as well, including a bank’s exposure to interest rate risk.  The Federal Deposit Insurance Corporation has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital levels are, or are likely to become, inadequate in light of particular circumstances.

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

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, Federal Deposit Insurance Act establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the implementing regulations, a bank is deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a Tier 1 leverage ratio of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written agreement, order or capital or prompt corrective action directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage ratio of 4.0% or more and a common equity Tier 1 capital ratio of 4.5% or more, and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage ratio that is less than 4.0%, or a common equity Tier 1 capital ratio of less than 4.5%; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, a Tier 1 leverage ratio that is less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

At December 31, 2024, WaterStone Bank was considered well-capitalized with a common equity Tier 1 capital ratio of 19.21%, a Tier 1 leverage ratio of 15.55%, a Tier 1 risk-based capital ratio of 19.21% and a total risk based capital ratio of 20.29%.

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

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At December 31, 2024, WaterStone Bank’s Required Liquidity Ratio was 8.0%.  In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include, among other things, securities issued by the United States Government, United States Government agencies, or the state of Wisconsin or a subdivision thereof, and cash. For further details, see "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section.

Federal Law and Regulation. Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts).  However, in 2020, the Federal Reserve Board reduced reserve requirement ratios to zero, thereby effectively eliminating the requirements.  The Federal Reserve Board took that action due to a change in its approach to monetary policy; it has indicated that it currently has no plans to re-impose reserve requirements but could in the future if conditions warrant.

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

An exception to the requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a savings bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank. Consistent with these requirements, WaterStone Bank offered employees special terms for home mortgage loans on their principal residences. Effective April 1, 2006, this program was discontinued for new loan originations. Under the terms of the discontinued program, the employee interest rate is based on WaterStone Bank’s cost of funds on December 31st of the immediately preceding year and is adjusted annually. Employee rate mortgage loans totaled $466,000, or 0.1%, of our single family residential mortgage loan portfolio on December 31, 2024.

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

Customer Privacy

Under Wisconsin and federal law and regulations, savings banks, such as WaterStone Bank, are required to develop and maintain privacy policies relating to  its customers' information, and to restrict access to and establish procedures to protect customer data. Applicable privacy regulations further restrict the sharing of non-public customer data with non-affiliated parties if the customer requests.

Community Reinvestment Act

Under the Community Reinvestment Act, WaterStone Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Federal Deposit Insurance Corporation, in connection with its examination of WaterStone Bank, to assess WaterStone Bank’s record of meeting the credit needs of its community and to take that record into account in the Federal Deposit Insurance Corporation’s evaluation of certain applications by WaterStone Bank. For example, federal regulations specify that a bank’s Community Reinvestment Act performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, WaterStone Bank was rated “satisfactory” with respect to its Community Reinvestment Act compliance. On October 24, 2023, the Federal Deposit Insurance Corporation, Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the federal Community Reinvestment Act regulations.  Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. Under the regulations, the applicability date for the majority of the provisions in the Community Reinvestment Act regulations is January 1, 2026, and for additional requirements, January 1, 2027.  However, ongoing litigation may delay these implementation dates and/or permanently enjoin enforcement.

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

WaterStone Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $20.3 million at December 31, 2024.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Agency and the board of directors of the Federal Home Loan Bank of Chicago. At December 31, 2024, WaterStone Bank had $443.6 million in advances from the Federal Home Loan Bank of Chicago.

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

Regulation of Waterstone Mortgage Corporation

Waterstone Mortgage Corporation is subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on its business.  These laws, regulations and judicial and administrative decisions to which Waterstone Mortgage Corporation is subject include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; unfair and deceptive practices; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers; and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies.

Holding Company Regulation

Waterstone Financial is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Waterstone Financial and its non-savings bank subsidiaries. Among other things, that authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to WaterStone Bank. In addition, any company that directly or indirectly owns, controls, or holds with power to vote, more than 25% of the voting securities of a state savings bank is subject to regulation as a savings bank holding company by the WDFI. Waterstone Financial is subject to regulation as a savings bank holding company under Wisconsin law. However, the WDFI has not issued specific regulations governing stock savings bank holding companies.

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

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings association or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the Deposit Insurance Fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings association in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

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

The Dodd-Frank Act extended the "source of strength" doctrine to savings and loan holding companies. The Federal Reserve Board promulgated regulations implementing the "source of strength" policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, managerial, and other support in times of financial stress.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Waterstone Financial unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act and its implementing regulations, means the power, directly or indirectly, to direct the management or policies of an insured depository institution, or the ownership, control of or the power to vote 25% or more of any class of voting stock. Under the Change in Bank Control Act’s implementing regulations, acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under certain circumstances including where, as is the case with Waterstone Financial, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, the Home Owners’ Loan Act provides that no company may acquire control of a savings and loan holding company (as “control” is defined for purposes of that statute) without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.  Effective September 30, 2020, the Federal Reserve Board adopted changes to its regulatory definition of “control” under the Home Owners’ Loan Act.   Relevant factors include a company’s voting and nonvoting equity interests in the savings and loan holding company, director, officer and employee overlaps, and the scope of business relationships between the company and the savings and loan holding company or its subsidiary institution.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2024, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Waterstone Financial is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2024, our total federal pre-base year bad debt reserve was approximately $16.7 million.

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

Inflation Reduction Act of 2022.  The Inflation Reduction Act, which was signed into law on August 16, 2022, among other things, implements a new alternative minimum tax of 15% on corporations with profits in excess of $1 billion, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy and climate initiatives. These provisions were effective beginning January 1, 2023.

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

We may become subject to enforcement actions even though non-compliance was inadvertent or unintentional.

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for non-compliance even though the non-compliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2024, the fair value of our investment portfolio totaled $208.5 million. Net unrealized losses on these securities totaled $24.1 million at December 31, 2024.  During the year ended December 31, 2024, we incurred other comprehensive losses of $994,000, net of tax benefit, related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

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

Any increase in market interest rates may further reduce our mortgage banking income. We generate revenues primarily from gains on the sale of mortgage loans to investors, and from the amortization of deferred mortgage servicing rights. Although we had a mortgage banking income increase of $7.9 million during the year ended December 31, 2024, it remains a challenging environment. We also earn interest on loans held for sale while awaiting delivery to our investors. In this rising and higher interest rate environment, our mortgage loan originations have decreased, resulting in fewer loans that are available for sale. This resulted in a decrease in interest income and a decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced loan demand, our results of operations may continue to be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

In addition, as a result of rising interest rates, we have experienced a shift in deposits from lower-cost (savings, NOW, and money market) accounts to higher-cost certificates of deposit. However, the rates we earn on our loans did not increase as rapidly during the year ended December 31, 2024, as we have a significant amount of fixed-rate residential real estate loans where the interest rates did not increase commensurate with the increase in market interest rates.

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

Uncertainties associated with increased originations of commercial business loans, as well as continued originations of commercial real estate and multi-family residential real estate loans may result in errors in judging collectability, which may lead to additional provisions for credit losses or charge-offs, which would negatively affect our operations.

Our recent and intended increases in the level of our commercial lending (including commercial business loans, commercial real estate loans and multi-family residential real estate loans) have required and would likely require us to lend to borrowers with which we have limited or no experience.  Recently originated loans are unseasoned and we do not have a significant payment history pattern with which to judge future collectability.  Further, newly originated loans have not been subjected to unfavorable economic conditions.  As a result, it may be difficult to predict the future performance of newly originated loans.  These loans may have delinquency or charge-off levels above our recent historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one-to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of these loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our single-family residential mortgage loans.

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

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Any such losses could materially and adversely affect our results of operations.

Recently we have held larger levels of certificates of deposit, which has increased our cost of funds and could continue to do so in the future.

At December 31, 2024, certificates of deposit comprised 66.6% of our total deposits as compared to 61.3% at December 31, 2023. Our increased levels of certificates of deposit have resulted in a higher cost of funds than would otherwise be the case if we had a higher percentage of demand deposits and savings deposits. In addition, if our certificates of deposit do not remain with us, we may be required to access other sources of funds, including loan sales, other types of deposits, FHLB advances and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on our certificates of deposit.

Interruption of our customers’ supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans.

Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers’ supply chains, could have a negative impact on their business and ability to repay their borrowings with us.  In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all.  Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

Tariffs and trade restrictions may cause the prices of our customers' products to increase, which could reduce demand for such products, or reduce our customers' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future.

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

The Chief Information Officer ("CIO") works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans including an assessment of the potential materiality of any cybersecurity incident. The CIO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the ITSC and CRMC.

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

In 2024, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including with respect to our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity threat or incident. To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Corporation, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A, Risk Factors — Operational Risks.

Item 2.   Properties

We operate from our corporate center, our 14 full-service banking offices, our drive-through office and 14 automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin. The net book value of our premises, land, equipment and leasehold improvements was $19.4 million at December 31, 2024. The following table sets forth information with respect to our corporate center and our full-service banking offices as of December 31, 2024.

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

In addition to our banking offices, as of December 31, 2024, Waterstone Mortgage Corporation had nine offices in Florida, eight offices in New Mexico, six offices each in Virginia and Wisconsin, four offices each in Arizona, Oklahoma, and Texas, three offices in New Hampshire, two offices each in California, Idaho, Maryland, and Minnesota, and one office each in Colorado, Connecticut, Delaware, Iowa, Illinois, Kansas, Massachusetts, Michigan, Missouri, North Carolina, New Jersey, Rhode Island, South Carolina, and Tennessee.

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

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Our shares of common stock are traded on the NASDAQ Global Select Market® under the symbol WSBF.  The approximate number of shareholders of record of Waterstone common stock as of February 21, 2025 was 1,400.  On that same date there were 19,319,808 shares of common stock issued and outstanding.

Following are the Company's monthly common stock repurchases during the fourth quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
October 1, 2024 - October 31, 2024	83,800	$14.52	83,800	1,767,350
November 1, 2024 - November 30, 2024	11,020	14.94	11,020	1,756,330
December 1, 2024 - December 31, 2024	99,236	14.29	99,236	1,657,094
Total	194,056	$14.43	194,056	1,657,094

(a) On April 23, 2024, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.
(b) Includes 1% excise tax for repurchases greater than $1.0 million

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the KBW Nasdaq Bank Index and the Russell 2000. The graph assumes $100 was invested on December 31, 2019, in Waterstone Financial, Inc. common stock and each of those indices.

Waterstone Financial, Inc.

Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/30/24
Waterstone Financial, Inc.	100.00	107.24	132.89	111.96	97.29	96.43
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93

Item 6.   [Reserved]

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company's financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Annual Report on Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, and the financial condition as of December 31, 2024 compared to the financial condition as of December 31, 2023.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for credit losses.  Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the year ended December 31, 2024, compared the year ended December 31, 2023, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

For a discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2023 Form 10-K, filed with the SEC on March 6, 2024.

Significant Items

There were no Significant Items for the years ended December 31, 2024 and 2023.

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

	At or for the Year Ended December 31,
	2024	2023	2022
	(In Thousands, except per share amounts)
Selected Financial Condition Data:
Total assets	$2,209,608	$2,213,389	$2,031,672
Cash and cash equivalents	39,761	36,421	46,642
Securities available for sale	208,549	204,907	196,588
Loans held for sale	135,909	164,993	131,188
Loans receivable	1,680,576	1,664,215	1,510,178
Allowance for credit losses	18,247	18,549	17,757
Loans receivable, net	1,662,329	1,645,666	1,492,421
Real estate owned, net	505	254	145
Deposits	1,359,897	1,190,624	1,199,012
Borrowings	446,519	611,054	386,784
Total shareholders' equity	339,135	344,056	370,486

Selected Operating Data:
Interest income	$113,168	$99,208	$70,245
Interest expense	67,000	48,993	13,291
Net interest income	46,168	50,215	56,954
Provision (credit) for credit losses	(168)	656	968
Net interest income after provision for credit losses	46,336	49,559	55,986
Noninterest income	89,302	81,185	105,555
Noninterest expense	111,636	119,712	137,062
Income before income taxes	24,002	11,032	24,479
Provision for income taxes	5,314	1,657	4,992
Net income	$18,688	$9,375	$19,487

Per common share:
Income per share - basic	$1.01	$0.47	$0.89
Income per share - diluted	$1.01	$0.46	$0.89
Book value	$17.53	$16.94	$16.71
Dividends declared	$0.60	$0.70	$0.80

	At or for the Year Ended December 31,
	2024	2023	2022
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.84%	0.44%	0.96%
Return on average equity	5.48	2.62	4.91
Interest rate spread (1)	1.51	1.83	2.76
Net interest margin (2)	2.17	2.46	3.00
Noninterest expense to average assets	5.01	5.56	6.79
Efficiency ratio (3)	82.41	91.11	84.34
Average interest-earing assets to average interest-bearing liabilities	121.54	126.10	134.23
Dividend payout ratio (4)	59.41	148.94	146.07

Capital Ratios:
Waterstone Financial, Inc.:
Equity to total assets at end of period	15.35%	15.54%	18.24%
Average equity to average assets	15.30	16.64	19.66
Total capital to risk-weighted assets	20.90	21.50	24.36
Tier 1 capital to risk-weighted assets	19.81	20.39	23.29
Common equity tier 1 capital to risk-weighted assets	19.81	20.39	23.29
Tier 1 capital to average assets	16.04	16.77	19.45
WaterStone Bank:
Total capital to risk-weighted assets	20.29	20.10	21.52
Tier 1 capital to risk-weighted assets	19.21	18.99	20.46
Common equity tier 1 capital to risk-weighted assets	19.21	18.99	20.46
Tier 1 capital to average assets	15.55	15.62	17.08

Asset Quality Ratios:
Allowance for credit losses - loans as a percent of total loans	1.09%	1.11%	1.18%
Allowance for credit losses - loans as a percent of non-performing loans	322.10	385.79	412.28
Net (recoveries) charge-offs to average outstanding loans during the period	(0.00)	0.01	(0.04)
Non-performing loans as a percent of total loans	0.34	0.29	0.29
Non-performing assets as a percent of total assets	0.28	0.23	0.22

Other Data:
Number of full-service banking offices	14	14	14
Number of full-time equivalent employees	600	698	742
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

Comparison of Consolidated Waterstone Financial, Inc. Financial Condition at December 31, 2024 and at December 31, 2023

Total Assets.  Total assets decreased by $3.8 million, or 0.2%, to $2.21 billion at December 31, 2024 from $2.21 billion at December 31, 2023.  The decrease in total assets primarily reflects the decrease in loans held for sale, partially offset by increases in loans held for investment, cash surrender value of life insurance, and cash and cash equivalents.

Cash and Cash Equivalents.  Cash and cash equivalents increased $3.3 million to $39.8 million at December 31, 2024 from $36.4 million at December 31, 2023.  The increase in cash and cash equivalents primarily reflects the decrease in funding of loans held for sale and increase in deposit liabilities.

Securities Available for Sale. Securities available for sale increased by $3.6 million to $208.5 million at December 31, 2024 from $204.9 million at December 31, 2023. The increase was primarily due to purchases of municipal bonds to take advantage of the increase in interest rates. The increase was partially offset by an increase in unrealized losses on securities, as rising long-term rates put downward pressure on securities prices. Purchases for the year exceeded the combination of security paydowns and maturities of debt securities.

Loans Held for Sale.  Loans held for sale decreased $29.1 million, or 17.6%, to $135.9 million at December 31, 2024 from $165.0 million at December 31, 2023 due to an increase in mortgage rates at the end of the year.

Loans Receivable.  Loans receivable held for investment increased $16.4 million, or 1.0%, to $1.68 billion at December 31, 2024 from $1.66 billion at December 31, 2023. The increase in total loans receivable was primarily attributable to increases in each of the multi-family, construction, and commercial real estate loan categories offset by a decrease in the one-to-four family loan category.

Allowance for Credit Losses.  The allowance for credit losses decreased $302,000 to $18.2 million at December 31, 2024 from $18.5 million at December 31, 2023.  The decrease primarily resulted from a decrease in historical loss rates and changed in qualitative factors. Net recoveries totaled $40,000 for the year ended December 31, 2024. During the year ended December 31, 2024, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. See Note 3 - Loans Receivable of the notes to consolidated financial statements for further discussion on the allowance for credit losses. The forecast factor remained unchanged as we monitor the economic environment going forward.

Prepaid Expenses and Other Assets.  Total prepaid expenses and other assets decreased $4.2 million to $48.3 million at December 31, 2024 from $52.4 million at December 31, 2023. The decrease was primarily due to a decrease in the mortgage servicing rights asset as well as decreases in receivables in the mortgage banking segment and a decrease in deferred tax assets due to a decrease in the Wisconsin state effective tax rate.

Deposits.  Deposits increased by $169.3 million to $1.36 billion at December 31, 2024, from $1.19 billion at December 31, 2023. The increase was driven by $94.3 million in new brokered certificates of deposit, an increase of $81.0 million in non-brokered certificates of deposit, and an increase of $10.0 million in money market and savings deposits. The increase as partially offset by a decrease of $16.0 million in demand deposits. The increase in deposits was used to fund the increase in loans held for investment and replacing matured borrowings.

Borrowings.  Total borrowings decreased $164.5 million to $446.5 million at December 31, 2024, from $611.1 million at December 31, 2023. The community banking segment decreased its short-term FHLB borrowings by $15.4 million and its long-term FHLB borrowings by $5.0 million. In addition, the $145.0 million short-term borrowing from the Federal Reserve Bank was paid down in the fourth quarter of 2024. External short-term borrowings at the mortgage banking segment increased a total of $900,000 to $3.0 million at December 31, 2024 from $2.1 million at December 31, 2023. The overall decrease in borrowings was primarily offset by the increase in deposits.

Other Liabilities.  Other liabilities decreased  $2.6 million to $58.4 million at December 31, 2024 compared to $61.0 million at December 31, 2023. Other liabilities decreased primarily due to decreases in loan sale liability and amounts payable to investors in the mortgage banking segment.

Shareholders’ Equity.  Shareholders’ equity decreased by $4.9 million, or 1.4%, to $339.1 million at December 31, 2024 from $344.1 million at December 31, 2023. Shareholders' equity decreased primarily due to the the ongoing repurchase of stock, dividends paid, and decrease in the fair value of the securities portfolio. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.

Comparison of Community Banking Segment Operations for the Years Ended December 31, 2024 and 2023

Net income from our community banking segment for the year ended December 31, 2024 totaled $17.0 million compared to $18.6 million for the year ended December 31, 2023.  Net interest income decreased $3.8 million to $48.0 million for the year ended December 31, 2024 compared to $51.7 million for the year ended December 31, 2023. Interest income on loans increased as replacement rates and average loans held for investment balances were higher than in the prior year and interest income on mortgage-related securities and debt securities, federal funds sold and short-term investments increased due to the increase in the average balance and replacement rates. Offsetting the increases in interest income, interest expense on deposits and borrowings increased as replacement rates and average balances increased.

There was a negative provision for credit losses of $145,000 for the year ended December 31, 2024 compared to a provision for credit losses of $441,000 for the year ended December 31, 2023. The negative provision for credit losses consisted of a $319,000 negative provision related to adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors and a $174,000 of provision related to unfunded commitments as the loan pipeline balance decreased for the year ended December 31, 2024. The negative provision for credit losses related to loans was primarily due to a decrease in historical loss rates and certain qualitative factors. During the year ended December 31, 2024, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

Noninterest income increased $916,000 for the year ended December 31, 2024 due primarily to a $231,000 death benefit received in 2024, earnings on the bank owned life insurance, and loan swap fees.

Compensation, payroll taxes, and other employee benefits expense increased $819,000 to $20.7 million during the year ended December 31, 2024 primarily due to increased health insurance costs.  Other noninterest expense decreased $1.3 million to $2.5 million as certain loan-related expenses paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans decreased compared to the prior year. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2024 and 2023

Net income totaled $1.4 million for the year ended December 31, 2024 compared to net loss of $9.6 million for the year ended December 31, 2023. We originated $2.15 billion in mortgage loans held for sale (including sales to the community banking segment) during the year ended December 31, 2024, which represents an increase of $26.6 million, or 1.3%, from the $2.12 billion originated during the year ended December 31, 2023. The increase in loan production volume was driven by a $109.4 million, or 128.5%, increase in refinance products due to a decrease in mortgage rates at various points throughout the year. Mortgage purchase products decreased $82.8 million, or 4.1% as housing inventory remained low and interest rates remained relatively high. Total mortgage banking noninterest income increased $5.8 million, or 7.4%, to $84.3 million during the year ended December 31, 2024 compared to $78.5 million during the year ended December 31, 2023. The increase in mortgage banking noninterest income was related to a 1.3% increase in volume and a 6.6% increase in gross margin on loans originated and sold for the year ended December 31, 2024 compared to December 31, 2023.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our gross margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan. Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity decreased to 88.9% from 96.0% of total originations for the year ended December 31, 2024 and 2023, respectively, as a year-over-year decrease in rates drove an increase in refinance activity, while low housing inventory and still relatively high interest rates suppressed purchase activity. The mix of loan type trended towards more conventional loans and less government loans, with a mix of  63.8% and 36.2%, respectively of all loan originations, respectively, during the year ended December 31, 2024, compared to 59.0% and 41.0% of all originations, respectively, during the year ended December 31, 2023.

During the year ended December 31, 2024, the Company sold mortgage servicing rights related to $233.1 million in loans serviced for third parties. The sale generated $2.1 million in net proceeds and a $152,000 gain. During the year ended December 31, 2023, the Company sold mortgage servicing rights related to $318.4 million in loans services for third parties, which generated $3.5 million in net proceeds and a $583,000 gain.

Total compensation, payroll taxes and other employee benefits decreased $3.7 million, or 5.7%, to $61.4 million for the year ended December 31, 2024 compared to $65.1 million for the year ended December 31, 2023. The decrease primarily related to decreased salary expense and incentives expense driven by reduced employee headcount and a decrease in new branches added over the past year.

Comparison of Consolidated Waterstone Financial, Inc. Results of Operations for the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
	(Dollars In Thousands, except per share amounts)

Net income	$18,688	$9,375
Earnings per share - basic	1.01	0.47
Earnings per share - diluted	1.01	0.46
Return on average assets	0.84%	0.44%
Return on average equity	5.48%	2.62%

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

	Years Ended December 31,
	2024			2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,838,761	103,066	5.61%	$1,752,806	90,148	5.14%	$1,467,306	62,935	4.29%
Mortgage related securities (2)	170,671	4,496	2.63%	172,318	4,053	2.35%	162,584	3,241	1.99%
Debt securities, federal funds sold and short-term investments (2)(3)	114,617	5,853	5.11%	119,650	5,201	4.35%	269,171	4,271	1.59%
Total interest-earning assets	2,124,049	113,415	5.34%	2,044,774	99,402	4.86%	1,899,061	70,447	3.71%
Noninterest-earning assets	103,284			106,532			120,744
Total assets	$2,227,333			$2,151,306			$2,019,805

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$90,068	98	0.11%	80,143	82	0.10%	72,751	61	0.08%
Money market and savings accounts	296,361	5,654	1.91%	309,119	4,529	1.47%	391,170	1,201	0.31%
Certificates of deposit	773,616	34,193	4.42%	700,034	21,127	3.02%	602,332	3,601	0.60%
Certificates of deposit - brokered	15,004	628	4.19%	-	-	0.00%	-	-	0.00%
Total interest-bearing deposits	1,175,049	40,573	3.45%	1,089,296	25,738	2.36%	1,066,253	4,863	0.46%
Borrowings	572,539	26,427	4.62%	532,248	23,255	4.37%	348,482	8,428	2.42%
Total interest-bearing liabilities	1,747,588	67,000	3.83%	1,621,544	48,993	3.02%	1,414,735	13,291	0.94%

Noninterest-bearing liabilities
Non interest-bearing deposits	91,288			120,321			159,495
Other noninterest-bearing liabilities	47,680			51,439			48,500
Total noninterest-bearing liabilities	138,968			171,760			207,995
Total liabilities	1,886,556			1,793,304			1,622,730
Equity	340,777			358,002			397,075
Total liabilities and equity	$2,227,333			$2,151,306			$2,019,805
Net interest income / Net interest rate spread (4)		46,415	1.51%		50,409	1.84%		57,156	2.77%
Less: taxable equivalent adjustment		247	0.01%		194	0.01%		202	0.01%
Net interest income, as reported		46,168	1.50%		50,215	1.83%		56,954	2.76%
Net interest-earning assets (5)	$376,461			$423,230			$484,326
Net interest margin (6)			2.17%			2.46%			3.00%
Tax equivalent effect			0.02%			0.01%			0.01%
Net interest margin on a fully tax equivalent basis			2.19%			2.47%			3.01%
Average interest-earning assets to average interest-bearing liabilities	121.54%			126.10%			134.23%

(1)   Includes net deferred loan fee amortization income of $663,000, $643,000 and $684,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

(2)   Includes available for sale securities.

(3)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the years ended December 31, 2024, 2023, and 2022.  The yields on debt securities, federal funds sold and short-term investments before tax-equivalent adjustments were 4.89%, 4.18%, and 1.51% for the years ended December 31, 2024, 2023, and 2022, respectively.

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

	Years Ended December 31,			Years Ended December 31,
	2024 versus 2023			2023 versus 2022
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale (1)(2)	$4,115	$8,803	$12,918	$13,483	$13,730	$27,213
Mortgage related securities (3)	(39)	482	443	202	610	812
Other interest-earning assets (3)(4)	(230)	816	586	(3,376)	4,306	930
Total interest-earning assets	3,846	10,101	13,947	10,309	18,646	28,955

Interest expense:
Demand accounts	9	7	16	6	15	21
Money market and savings accounts	(180)	1,305	1,125	(305)	3,633	3,328
Certificates of deposit - retail	2,415	10,651	13,066	677	16,849	17,526
Certificates of deposit - brokered	628	-	628	-	-	-
Total interest-bearing deposits	2,872	11,963	14,835	378	20,497	20,875
Borrowings	1,807	1,365	3,172	5,865	8,962	14,827
Total interest-bearing liabilities	4,679	13,328	18,007	6,243	29,459	35,702
Net change in net interest income	$(833)	$(3,227)	$(4,060)	$4,066	$(10,813)	$(6,747)

(1)	Includes net deferred loan fee amortization income of $663,000, $643,000 and $684,000 for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the years ended December 31, 2024, 2023, and 2022.

Net Interest Income

Net interest income decreased $4.0 million, or 8.1%, to $46.2 million during the year ended December 31, 2024 compared to $50.2 million during the year ended December 31, 2023.

•

Interest income on loans increased $12.9 million, or 14.3%, to $103.1 million during the year ended December 31, 2024 compared to $90.1 million during the year ended December 31, 2023 due primarily to a 47 basis point increase in average yield on loans as interest rates continued to increase over the past year and an increase in average loan balance as loans held for investment increased. The increase in average loan balance was driven by an increase of a $93.6 million, or 5.9%, in the average balance of loans held for investment.

•	Interest income from mortgage related securities increased $443,000, or 10.9%, primarily as the yield increased by 28 basis points.
•	Interest income from debt securities increased $599,000, or 12.0%, to $5.6 million, due primarily to a 71 basis point increase in yield. The increased yield was partially offset by a decrease of $5.0 million in average balance.
•

Interest expense on time deposits increased $13.1 million, or 61.8%, primarily due to a 140 basis point increase in average cost of time deposits. Additionally, the average balance of retail time deposits increased $73.6 million compared to the prior year period. Including the new brokered time deposits, interest expense increased by $13.7 million. The average balance of brokered time deposits was $15.0 million.

•	Interest expense on money market, savings, and escrow accounts increased $1.1 million, or 24.8%, due primarily to a 44 basis point increase in average cost of money market, savings, and escrow accounts as offering rates increased to match the Federal Funds Rate. Partially offsetting the increase in average cost, the average balance decreased $12.8 million as more money moved to time deposits.
•	Interest expense on borrowings increased $3.2 million, or 13.6%, to $26.4 million due to a 25 basis point increase in the cost of borrowings during the year ended December 31, 2024 compared to the year ended December 31, 2023 as we transitioned to more short-term fundings for a majority of the year. Additionally, the average balance increased $40.2 million to $572.5 million during the year ended December 31, 2024, compared to $532.3 million during the year ended December 31, 2023.

Provision for Credit Losses

There was a negative provision for credit losses of $168,000 during the year ended December 31, 2024 compared to a $656,000 provision for loan losses for the year ended December 31, 2023. The $168,000 negative provision for credit losses consisted of a $342,000 negative provision related to loans and $174,000 of provision related to unfunded commitments for the year ended December 31, 2024. The decrease in the loan portfolio provision is due to the decrease in historical loss factors and certain qualitative factors. During the year ended December 31, 2024, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

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

Noninterest Income

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$2,060	$1,819	$241	13.2%
Increase in cash surrender value of life insurance	1,969	1,710	259	15.1%
Mortgage banking income	83,565	75,686	7,879	10.4%
Other	1,708	1,970	(262)	(13.3%)
Total noninterest income	$89,302	$81,185	$8,117	10.0%

Total noninterest income increased $8.1 million, or 10.0%, to $89.3 million during the year ended December 31, 2024 compared to $81.2 million during the year ended December 31, 2023.

•

The increase in mortgage banking income was primarily the result of an increase in loan origination volume and a decrease in noninterest expenses. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Total loan origination volume on a consolidated basis increased $106.3 million, or 5.3%, to $2.13 billion during the year ended December 31, 2024 compared to $2.02 billion during the year ended December 31, 2023.  Gross margin on loans originated and sold increased 6.6% at the mortgage banking segment. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Results of Operations for the Year December 31, 2024 and 2023" above, for additional discussion of the increase in mortgage banking income.

•	Service charges on loans and deposits increased primarily due to an increase in loan prepayment fees and other loan fees.
•

The decrease in other noninterest income was due primarily to an decrease in gain on sale of mortgage servicing rights. The Company sold mortgage servicing rights related to $233.1 million in loans serviced for third parties. The sale generated $2.1 million in net proceeds on a mortgage servicing rights book value of $2.0 million and resulted in a $152,000 gain during the year ended December 31, 2024. During the year ended December 31, 2023, the Company sold mortgage servicing rights related to $318.4 million in loans serviced for third parties. The sale generated $3.5 million in net proceeds and a $583,000 gain.

Noninterest Expenses

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$81,078	$84,096	$(3,018)	(3.6%)
Occupancy, office furniture, and equipment	7,573	8,323	(750)	(9.0%)
Advertising	3,554	3,779	(225)	(6.0%)
Data processing	4,978	4,653	325	7.0%
Communications	922	988	(66)	(6.7%)
Professional fees	3,184	2,686	498	18.5%
Real estate owned	26	4	22	550.0%
Loan processing expense	3,090	3,428	(338)	(9.9%)
Other	7,231	11,755	(4,524)	(38.5%)
Total noninterest expenses	$111,636	$119,712	$(8,076)	(6.7%)

Total noninterest expenses decreased $8.1 million, or 6.7%, to $111.6 million during the year ended December 31, 2024 compared to $119.7 million during the year ended December 31, 2023.

•

Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment decreased $3.7 million, or 5.7%, to $61.4 million for the year ended December 31, 2024. The decrease primarily related to decreased salary expense and incentives expense driven by reduced employee headcount and a decrease in new branches added over the past year.

•

Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $819,000 or 4.1%, to $20.7 million during the year ended December 31, 2024. The increase was primarily due to an increase in health insurance expense as claims increased.

•

Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $789,000 to $3.9 million during the year ended December 31, 2024 primarily resulting from decreased rent and depreciation expenses and underperforming branches were closed over the past year.

•

Occupancy, office furniture and equipment expense at the community banking segment increased $40,000 to $3.7 million during the year ended December 31, 2024 compared to the prior year. The increase was due primarily to increases related to new equipment expenses.

•

Advertising expense decreased $225,000, or 6.0%, to $3.6 million during the year ended December 31, 2024. This was primarily due to a decrease at the mortgage banking segment in an effort to control costs.

•

Data processing expense increased $325,000 or 7.0% to $5.0 million during the year ended December 31, 2024  This was primarily due to increases at the community banking segment for continued investments in technology, software, and security.

•

Professional fees increased $498,000, or 18.5%, to $3.2 million during the year ended December 31, 2024. The increase was due to legal costs at the mortgage banking segment. In July 2022, a complaint was filed by Mutual of Omaha Mortgage, Inc. asserting claims against Waterstone Mortgage Corporation related to certain individuals hired by Waterstone Mortgage Corporation who previously worked for Mutual. The Company intends to continue to vigorously defend its interests in this matter and intends to pursue all possible defenses against the claims. In relation to this matter, we had an accrued legal liability balance of $1.3 million included within accrued liabilities on the consolidated balance sheets as of December 31, 2024.

•

Other noninterest expense decreased $4.5 million, or 38.5%, to $7.2 million during the year ended December 31, 2024. The decrease primarily related to decreased provision for branch losses, branch overhead, provision for loan sale losses, and reversal of mortgage servicing rights impairment at the mortgage banking segment.

Income Taxes

Income tax expense increased $3.7 million to $5.3 million during the year ended December 31, 2024, compared to $1.7 million during the year ended December 31, 2023 as pretax income decreased $13.4 million.  Income tax expense was recognized during the year ended December 31, 2024 at an effective rate of 22.1% compared to an effective rate of 15.0% during the year ended December 31, 2023.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2024 and 2023, $39.8 million and $36.4 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLB.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2024, and 2023, we originated on a consolidated basis $2.13 billion and $2.02 billion in loans for sale and sold loans on a consolidated basis of $2.24 billion and $2.06 billion.  During the years ended December 2024 and 2023, loan originations net of loan repayments resulted in a negative cash flows of $16.7 million and $154.2 million.  Cash received from the principal repayments of debt and mortgage related securities and maturity and calls of debt securities totaled $30.0 million and $24.9 million for the years ended December 31, 2024 and 2023, respectively. We purchased $34.3 million and $29.5 million in debt securities and mortgage related securities classified as available for sale during the years ended December 31, 2024 and 2023, respectively. The net changes in deposits were a net increase of $169.3 million and a net decrease of $8.4 million for the year ending December 31, 2024 and 2023, respectively.  There was a decrease in net borrowings of $164.5 million for the year ended December 31, 2024 and a net increase in borrowings of $224.3 million for the year ended December 31, 2023.  During the years ended December 31, 2024 and 2023, we repurchased common stock of $14.9 million and $26.0 million, respectively.  During the years ended December 31, 2024 and 2023, we paid cash dividends on common stock of $11.3 million and $15.4 million, respectively.

Deposits increased by $169.3 million from December 31, 2023 to December 31, 2024. The increase was driven by a $175.2 million increase in time deposits and a $10.0 million increase in money market & savings account, offset by an $16.0 million decrease in demand deposits. Of the increase in time deposits, $94.3 million was due to the addition of brokered certificates of deposit. Deposit flows are generally affected by the level of interest rates, market conditions, products offered by local competitors, and other factors.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At December 31, 2024, we had $150.0 million in long term advances from the FHLB with contractual maturity dates in 2027 and 2029.  See Note 6 - Borrowings of the notes to audited consolidated financial statements for additional information about the remaining call option details of our FHLB long-term debt.

       The Company had approximately $327.2 million of uninsured deposits for approximately 1,373 customers as of December 31, 2024. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limits.

At December 31, 2024, we had outstanding commitments to originate loans receivable of $19.1 million.  In addition, at December 31, 2024, we had unfunded commitments under construction loans of $72.8 million, unfunded commitments under business lines of credit of $15.1 million and unfunded commitments under home equity lines of credit and standby letters of credit of $11.9 million. At December 31, 2024, certificates of deposit scheduled to mature in less than one year totaled $842.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, Federal Reserve Discount Window or brokered deposits to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Capital

Shareholders’ equity decreased by $4.9 million, or 1.4%, to $339.1 million at December 31, 2024 from $344.1 million at December 31, 2023. Shareholders' equity decreased primarily due to the the ongoing repurchase of stock, dividends declared, and decrease in the fair value of the securities portfolio. Partially offsetting the decreases, there were increases due to the net income, additional paid-in capital as stock options were exercised and equity awards vested, and unearned ESOP shares vesting.

The Company's Board of Directors authorized a 2,000,000 share stock repurchase program in the second quarter of 2024. As of December 31, 2024, the Company had approximately 1.7 million shares remaining in the plan.

Waterstone Financial, Inc. and WaterStone Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2024, Waterstone Financial, Inc. and WaterStone Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Capital Requirements” and Note 9 - Regulatory Capital of the notes to the consolidated financial statements.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the year ended December 31, 2024, our short-term debt decreased $159.5 million, of which $145.0 million was debt paid off from the Federal Reserve Bank through the borrowing facility called the Bank Term Funding Program. In addition, we repaid $175.0 million in FHLB long-term debt and took on $170.0 million of new FHLB long-term debt.

See Note 8 - Borrowings of the notes to the consolidated financial statements for additional information about the remaining maturities of our FHLB long-term debt.

See Note 14 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to the consolidated financial statements for additional information.

WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2024 and the respective maturity dates.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2024 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of December 31, 2024
Dollar Change	$(10,971)	$(7,174)	$(3,586)	$1,432
Percentage Change	(20.8%)	(13.6%)	(6.8%)	2.7%

At December 31, 2024, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 9.3% while a 100 basis point decrease in rates had the effect of increasing net interest income by 10.6%.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

FORVIS, LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report dated February 28, 2025.

/s/ William F. Bruss	/s/ Mark R. Gerke
William F. Bruss	Mark R. Gerke
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee

Waterstone Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s loan portfolio and the associated allowance for credit losses (“ACL”) were $1.68 billion and $18.25 million as of December 31, 2024, respectively. The ACL considers historical loss rates, qualitative reserves and reasonable and supportable forecast adjustments. The ACL is estimated on a collective basis for groups of loans that share similar risk characteristics. Qualitative reserves reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience. We identified the qualitative reserves component of the allowance for credit losses as a critical audit matter. The principal consideration for our determination is the subjectivity of the assumptions management utilized in determining and applying qualitative reserves within the model. This required a higher degree of judgment and subjectivity due to the nature and extent of audit evidence and effort required to address this matter.

The primary audit procedures we performed to address this critical audit matter included:

●	Evaluated the design and tested the operating effectiveness of key controls relating to the Company’s ACL, including controls over:
o	Management’s process for identification, basis for development and related adjustments, including reasonableness of the qualitative factor components of the ACL
o	Management’s review of reliability and accuracy of data used to calculate and estimate each component of the ACL, including accuracy of the qualitative calculation
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

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2023.

Kansas City, Missouri

February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee

Waterstone Financial, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Waterstone Financial, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for the years ended December 31, 2024 and 2023, and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Kansas City, Missouri
February 28, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waterstone Financial, Inc.

Wauwatosa, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows of Waterstone Financial, Inc. and Subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Milwaukee, Wisconsin

February 28, 2023

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2024 and 2023

	December 31,
	2024	2023
Assets	(In Thousands, except share data)
Cash	$35,182	$30,667
Federal funds sold	4,302	5,493
Interest-earning deposits in other financial institutions and other short term investments	277	261
Cash and cash equivalents	39,761	36,421
Securities available for sale, at fair value (cost: 2024-$232,630; 2023-$227,716)	208,549	204,907
Loans held for sale (at fair value)	135,909	164,993
Loans receivable	1,680,576	1,664,215
Less: Allowance for credit losses ("ACL") - loans	18,247	18,549
Loans receivable, net	1,662,329	1,645,666

Office properties and equipment, net	19,389	19,995
Federal Home Loan Bank stock (at cost)	20,295	20,880
Cash surrender value of life insurance	74,612	67,859
Real estate owned, net	505	254
Prepaid expenses and other assets	48,259	52,414
Total assets	$2,209,608	$2,213,389

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$171,115	$187,107
Money market and savings deposits	283,243	273,233
Time deposits	905,539	730,284
Total deposits	1,359,897	1,190,624

Borrowings	446,519	611,054
Advance payments by borrowers for taxes	5,630	6,607
Other liabilities	58,427	61,048
Total liabilities	1,870,473	1,869,333
Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock (par value $0.01 per share) Authorized - 50,000,000 shares in 2024 and 2023, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at December 31, 2024 and at December 31, 2023, Issued and Outstanding - 19,343,251 at December 31, 2024 and 20,314,786 at December 31, 2023	193	203
Additional paid-in capital	91,214	103,908
Retained earnings	277,196	269,606
Unearned ESOP shares	(10,682)	(11,869)
Accumulated other comprehensive loss, net of taxes	(18,786)	(17,792)
Total shareholders’ equity	339,135	344,056
Total liabilities and shareholders’ equity	$2,209,608	$2,213,389

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended December 31, 2024, 2023 and 2022

	Years ended December 31,
	2024	2023	2022
	(In Thousands, except per share amounts)
Interest income:
Loans	$103,066	$90,148	$62,935
Mortgage-related securities	4,496	4,053	3,241
Debt securities, federal funds sold and short-term investments	5,606	5,007	4,069
Total interest income	113,168	99,208	70,245
Interest expense:
Deposits	40,573	25,738	4,863
Borrowings	26,427	23,255	8,428
Total interest expense	67,000	48,993	13,291
Net interest income	46,168	50,215	56,954
Provision (credit) for credit losses	(168)	656	968
Net interest income after provision (credit) for credit losses	46,336	49,559	55,986
Noninterest income:
Service charges on loans and deposits	2,060	1,819	2,202
Increase in cash surrender value of life insurance	1,969	1,710	1,738
Mortgage banking income	83,565	75,686	99,560
Other	1,708	1,970	2,055
Total noninterest income	89,302	81,185	105,555
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	81,078	84,096	99,565
Occupancy, office furniture, and equipment	7,573	8,323	8,706
Advertising	3,554	3,779	3,976
Data processing	4,978	4,653	4,470
Communications	922	988	1,189
Professional fees	3,184	2,686	1,815
Real estate owned	26	4	19
Loan processing expense	3,090	3,428	4,744
Other	7,231	11,755	12,578
Total noninterest expenses	111,636	119,712	137,062
Income before income taxes	24,002	11,032	24,479
Income tax expense	5,314	1,657	4,992
Net income	$18,688	$9,375	$19,487
Income per share:
Basic	$1.01	$0.47	$0.89
Diluted	$1.01	$0.46	$0.89
Weighted average shares outstanding:
Basic	18,556	20,158	21,884
Diluted	18,589	20,196	22,010

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31, 2024, 2023 and 2022

	Years ended December 31,
	2024	2023	2022
	(In Thousands)
Net income	$18,688	$9,375	$19,487
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $279, ($1,584),and $6,868, respectively	(994)	1,684	(18,341)
Total other comprehensive (loss) income	(994)	1,684	(18,341)
Comprehensive income	$17,694	$11,059	$1,146

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2024, 2023 and 2022

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Loss	Equity
	(In Thousands)

Balances at December 31, 2021	24,795	$248	$174,505	$273,398	$(14,243)	$(1,135)	$432,773

Comprehensive income:
Net income	-	-	-	$19,487	-	-	$19,487
Other comprehensive loss:	-	-	-	-	-	(18,341)	(18,341)
Total comprehensive income	-	-	-	-	-	-	1,146
Adoption of new accounting pronouncement (See Note 1)	-	-	-	(1,392)	-	-	(1,392)
ESOP shares committed to be released to Plan participants	-	-	702	-	1,187	-	1,889
Cash dividend, $.80 per share	-	-	-	(17,247)	-	-	(17,247)
Stock compensation activity, net of tax	62	1	563	-	-	-	564
Stock based compensation expense	-	-	583	-	-	-	583
Purchase of common stock returned to authorized but unissued	(2,683)	(27)	(47,803)	-	-	-	(47,830)
Balances at December 31, 2022	22,174	$222	$128,550	$274,246	$(13,056)	$(19,476)	$370,486

Comprehensive income:
Net income	-	$-	$-	$9,375	$-	$-	$9,375
Other comprehensive income:	-	-	-	-	-	1,684	1,684
Total comprehensive income	-	-	-	-	-	-	11,059
ESOP shares committed to be released to Plan participants	-	-	274	-	1,187	-	1,461
Cash dividend, $0.70 per share	-	-	-	(14,015)	-	-	(14,015)
Stock compensation activity, net of tax	86	1	819	-	-	-	820
Stock based compensation expense	-	-	277	-	-	-	277
Purchase of common stock returned to authorized but unissued	(1,945)	(20)	(26,012)	-	-	-	(26,032)
Balances at December 31, 2023	20,315	$203	$103,908	$269,606	$(11,869)	$(17,792)	$344,056

Comprehensive income:
Net income	-	$-	$-	$18,688	$-	$-	$18,688
Other comprehensive loss:	-	-	-	-	-	(994)	(994)
Total comprehensive income	-	-	-	-	-	-	17,694
ESOP shares committed to be released to Plan participants	-	-	233	-	1,187	-	1,420
Cash dividend, $0.60 per share	-	-	-	(11,098)	-	-	(11,098)
Stock compensation activity, net of tax	197	2	1,660	-	-	-	1,662
Stock based compensation expense	-	-	316	-	-	-	316
Purchase of common stock returned to authorized but unissued	(1,169)	(12)	(14,903)	-	-	-	(14,915)
Balances at December 31, 2024	19,343	$193	$91,214	$277,196	$(10,682)	$(18,786)	$339,135

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2024, 2023 and 2022

	Years ended December 31,
	2024	2023	2022
	(In Thousands)
Operating activities:
Net income	$18,688	$9,375	$19,487
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for credit losses	(168)	656	968
Depreciation, amortization, accretion	2,474	3,301	4,033
(Recovery) impairment of mortgage servicing rights	(320)	320	-
Deferred taxes	980	(1,073)	(484)
Stock based compensation	316	277	583
Origination of mortgage servicing rights	(850)	(1,773)	(2,462)
Gain on sale of loans held for sale	(83,808)	(71,378)	(76,156)
Loans originated for sale	(2,130,356)	(2,024,014)	(2,549,935)
Proceeds on sales of loans originated for sale	2,243,248	2,061,587	2,807,641
Gain on death benefit on bank owned life insurance	(266)	-	(340)
Increase in accrued interest receivable	(432)	(1,696)	(1,712)
Increase in cash surrender value of life insurance	(1,969)	(1,710)	(1,738)
(Increase) decrease in derivative assets	(1,094)	4,467	(10,897)
Increase in accrued interest on deposits and borrowings	727	1,255	399
Decrease in prepaid tax expense	1,425	1,557	1,068
Increase (decrease) in derivative liabilities	213	(5,431)	16,260
Gain on sale of mortgage servicing rights	(152)	(583)	-
Decrease (increase) in other assets	2,971	(1,181)	3,345
Decrease in other liabilities	(3,564)	(1,533)	(3,395)
Net cash provided by (used in) operating activities	48,063	(27,577)	206,665

Investing activities:
Net increase in loans receivable	(16,692)	(154,171)	(303,874)
Purchases of:
FHLB Stock	(2,340)	(11,937)	(5,005)
Debt securities	(15,966)	(5,437)	(9,732)
Mortgage related securities	(19,425)	(24,068)	(80,265)
Bank owned life insurance	(5,180)	(180)	(180)
Premises and equipment	(1,099)	(700)	(701)
Proceeds from:
Principal repayments on mortgage-related securities	23,572	20,885	33,191
Maturities of debt securities	7,470	3,966	17,555
Sales of FHLB stock	2,925	8,414	12,086
Proceeds on sales of mortgage servicing rights	2,110	3,530	-
Death benefit from bank owned life insurance	662	474	1,183
Net cash used in by investing activities	(23,963)	(159,224)	(335,742)

Financing activities:
Net increase (decrease) in deposits	169,273	(8,388)	(34,374)
Net change in short-term borrowings	(159,535)	269,270	179,657
Repayment of long-term debt	(175,000)	(304,000)	(470,000)
Proceeds from long-term debt	170,000	259,000	200,000
Net change in advance payments by borrowers for taxes	(977)	1,273	1,240
Cash dividends on common stock	(11,268)	(15,363)	(30,260)
Proceeds from stock option exercises	1,662	820	564
Purchase of common stock returned to authorized but unissued	(14,915)	(26,032)	(47,830)
Net cash (used in) provided by financing activities	(20,760)	176,580	(201,003)
Increase (decrease) in cash and cash equivalents	3,340	(10,221)	(330,080)
Cash and cash equivalents at beginning of period	36,421	46,642	376,722
Cash and cash equivalents at end of period	$39,761	$36,421	$46,642

Supplemental information:
Cash paid during the period for:
Income tax (refunds) payments	$(881)	$1,169	$4,090
Interest payments	66,273	47,738	12,892
Noncash investing activities:
Dividends declared but not paid in other liabilities	2,994	3,164	4,511

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2024, 2023 and 2022

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

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprised approximately 76.3% of total mortgage banking noninterest expense for 2024.

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

Loans

The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is adjusted through the provision for credit losses to the amount of amortized cost basis not expected to be collected at the balance sheet date. The Company made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and the related measurement of the ACL. Accrued interest is reported as part of prepaid expenses and other assets on the consolidated balance sheets.

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

The Company has a share repurchase program. Repurchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. The share repurchase program transactions take place primarily in open market transactions, subject to market conditions. There is no fixed termination date for the repurchase program, and the program may be suspended. Under Maryland law, shares repurchased are constituted as authorized but unissued.  The Company reduces the common stock at par value and to the extent the cost acquired exceeds par value, it is recorded through additional paid-in capital on the consolidated statements of financial condition and consolidated statements of changes in shareholders’ equity.

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

s)	Impact of Recent Accounting Pronouncements

Accounting Standards Adopted in 2024

The Company adopted "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" under ASU 2023-07 on January 1, 2024, and applied the standard's provisions. The impact expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s key metrics. ASU 2023-07 became effective for our annual financial statements in 2024 and will be effective for interim periods within fiscal years in 2025.

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

2)	Securities

Securities Available for Sale

The amortized cost and fair value of the Company’s investment in securities follow:

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$11,285	$-	$(1,674)	$9,611
Collateralized mortgage obligations:
Government sponsored enterprise issued	151,200	77	(19,541)	131,736
Private-label issued	7,122	-	(722)	6,400
Mortgage-related securities	169,607	77	(21,937)	147,747

Government sponsored enterprise bonds	2,500	-	(60)	2,440
Municipal securities	48,023	383	(1,330)	47,076
Other debt securities	12,500	-	(1,214)	11,286
Debt securities	63,023	383	(2,604)	60,802
Total	$232,630	$460	$(24,541)	$208,549

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$12,651	$5	$(1,475)	$11,181
Collateralized mortgage obligations:
Government sponsored enterprise issued	152,700	212	(19,445)	133,467
Private-label issued	8,061	-	(801)	7,260
Mortgage-related securities	173,412	217	(21,721)	151,908

Government sponsored enterprise bonds	2,500	-	(152)	2,348
Municipal securities	39,304	980	(796)	39,488
Other debt securities	12,500	-	(1,337)	11,163
Debt securities	54,304	980	(2,285)	52,999
Total	$227,716	$1,197	$(24,006)	$204,907

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2024, $114,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.  At December 31, 2023, $183,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair value of securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2024
	Amortized
	cost	Fair value
	(In Thousands)
Debt and other securities
Due within one year	$8,088	$8,034
Due after one year through five years	4,077	4,177
Due after five years through ten years	29,457	28,150
Due after ten years	21,401	20,441
Mortgage-related securities	169,607	147,747
Total	$232,630	$208,549

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$346	$9	$9,193	$1,665	$9,539	$1,674
Collateralized mortgage obligations:
Government sponsored enterprise issued	21,145	330	95,587	19,211	116,732	19,541
Private-label issued	-	-	5,445	722	5,445	722
Government sponsored enterprise bonds	-	-	2,440	60	2,440	60
Municipal securities	20,005	334	5,063	996	25,068	1,330
Other debt securities	-	-	11,286	1,214	11,286	1,214
Total	$41,496	$673	$129,014	$23,868	$170,510	$24,541

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$215	$1	$10,682	$1,474	$10,897	$1,475
Collateralized mortgage obligations:
Government sponsored enterprise issued	2,442	42	110,271	19,403	112,713	19,445
Private-label issued	-	-	6,250	801	6,250	801
Government sponsored enterprise bonds	-	-	2,348	152	2,348	152
Municipal securities	7,597	36	5,808	760	13,405	796
Other debt securities	-	-	11,163	1,337	11,163	1,337
Total	$10,254	$79	$146,522	$23,927	$156,776	$24,006

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 182 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of  December 31, 2024 and  December 31, 2023, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the years ended  December 31, 2024, 2023, and 2022, there were no sales of securities.

3)	Loans Receivable

Loans receivable at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$516,128	$551,190
Multi family	741,428	707,566
Home equity	13,188	13,228
Construction and land	61,427	53,371
Commercial real estate	313,494	300,892
Consumer	825	848
Commercial loans	34,086	37,120
Total loans receivable	$1,680,576	$1,664,215

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 75.6% of the Company’s loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.

Qualifying loans receivable totaling $1.23 billion were pledged as collateral against $443.6 million and $1.25 billion were pledged as collateral against $464.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at December 31, 2024 and December 31, 2023, respectively.

An analysis of past due loans receivable as of December 31, 2024 and 2023 follows:

	As of December 31, 2024
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater Past Due	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$9,107	$1,405	$3,955	$14,467	$501,661	$516,128
Multi family	183	-	-	183	741,245	741,428
Home equity	194	-	30	224	12,964	13,188
Construction and land	-	-	-	-	61,427	61,427
Commercial real estate	248	-	-	248	313,246	313,494
Consumer	-	-	-	-	825	825
Commercial loans	-	-	-	-	34,086	34,086
Total	$9,732	$1,405	$3,985	$15,122	$1,665,454	$1,680,576

	As of December 31, 2023
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater Past Due	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$5,265	$1,283	$4,270	$10,818	$540,372	$551,190
Multi family	-	6	-	6	707,560	707,566
Home equity	209	-	34	243	12,985	13,228
Construction and land	-	-	-	-	53,371	53,371
Commercial real estate	54	-	129	183	300,709	300,892
Consumer	-	-	-	-	848	848
Commercial loans	-	-	-	-	37,120	37,120
Total	$5,528	$1,289	$4,433	$11,250	$1,652,965	$1,664,215

(1)	Includes $522,000 and $193,000 for December 31, 2024 and 2023, respectively, which are on non-accrual status.
(2)	Includes $1.1 million and $11,000 for December 31, 2024 and 2023, respectively, which are on non-accrual status.
(3)	Includes $28,000 and $171,000 for December 31, 2024 and 2023, respectively, which are on non-accrual status.

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

As of December 31, 2024 and  December 31, 2023, there were no loans that were 90 or more days past due and still accruing interest.

A summary of the activity for the years ended  December 31, 2024, 2023 and 2022 in the allowance for credit losses - loans follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2024
Balance at beginning of period	$6,886	$7,318	$211	$983	$2,561	$56	$534	$18,549
Provision (credit) for credit losses - loans	(1,708)	(249)	1	218	1,357	107	(68)	(342)
Charge-offs	(3)	-	-	-	(1)	(84)	-	(88)
Recoveries	111	10	-	4	3	-	-	128
Balance at end of period	$5,286	$7,079	$212	$1,205	$3,920	$79	$466	$18,247

Year ended December 31, 2023
Balance at beginning of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757
Provision (credit) for credit losses - loans	$2,259	$(665)	$33	$(372)	$(641)	$46	$267	$927
Charge-offs	(168)	-	-	-	-	(37)	-	(205)
Recoveries	52	8	4	3	3	-	-	70
Balance at end of period	6,886	7,318	211	983	2,561	56	534	18,549

Year ended December 31, 2022
Balance at beginning of period	3,963	5,398	89	1,386	4,482	33	427	15,778
Adoption of CECL (1)	$88	$100	$58	$886	$(640)	$7	$(69)	$430
Provision (credt) for loan losses	918	1,750	9	(923)	(656)	23	(91)	1,030
Charge-offs	(304)	-	-	-	-	(16)	-	(320)
Recoveries	78	727	18	3	13	-	-	839
Balance at end of period	$4,743	$7,975	$174	$1,352	$3,199	$47	$267	$17,757

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments at December 31, 2024 and  December 31, 2023 was $1.2 million and $1.1 million.

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

	Years ended December 31,
	2024	2023	2022
	(In Thousands)
Provision (credit) for credit losses - loans on:
Loans	$(342)	$927	$1,030
Unfunded commitments	174	(271)	(62)
Investment securities	-	-	-
Total	$(168)	$656	$968

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

The following tables present collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation as of the year ended December 31, 2024 and December 31, 2023 follows:

	December 31,
	2024	2023
	(In Thousands)
Collateral dependent loans
Residential real estate:
One- to four-family	3,323	2,209
Multi family	-	-
Home equity	150	90
Construction and land	-	-
Commercial real estate	5,015	5,493
Consumer	-	-
Commercial loans	1,605	1,536
Total loans receivable	10,093	9,328

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of December 31, 2024 and 2023:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At December 31, 2024
Substandard	$5,515	$-	$150	$-	$11,721	$-	$1,605	$18,991
Watch	9,675	$183	$-	$143	$743	$-	$75	$10,819
Pass	500,938	741,245	13,038	61,284	301,030	825	32,406	1,650,766
Total	$516,128	$741,428	$13,188	$61,427	$313,494	$825	$34,086	$1,680,576

At December 31, 2023
Substandard	$4,503	$-	$90	$-	$5,492	$-	$1,536	$11,621
Watch	7,585	383	-	-	-	-	-	7,968
Pass	539,102	707,183	13,138	53,371	295,400	848	35,584	1,644,626
Total	551,190	707,566	13,228	53,371	300,892	848	37,120	1,664,215

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of  December 31, 2024.

	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$33,349	$172,934	$146,069	$41,704	$26,323	$79,948	$611	$500,938
Watch	7,504	106	1,286	-	72	707	-	9,675
Substandard	1,673	815	453	-	-	2,574	-	5,515
Total	42,526	173,855	147,808	41,704	26,395	83,229	611	516,128

Multi-family
Pass	$81,119	$138,231	$196,939	$125,252	$108,779	$90,155	$770	$741,245
Watch	-	183	-	-	-	-	-	183
Substandard	-	-	-	-	-	-	-	-
Total	81,119	138,414	196,939	125,252	108,779	90,155	770	741,428

Home equity
Pass	$379	$478	$1,578	$149	$91	$226	$10,137	$13,038
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	16	14	-	-	120	150
Total	379	478	1,594	163	91	226	10,257	13,188

Construction and land
Pass	$23,029	$25,384	$-	$9,144	$1,501	$2,226	$-	$61,284
Watch	-	-	143	-	-	-	-	143
Substandard	-	-	-	-	-	-	-	-
Total	23,029	25,384	143	9,144	1,501	2,226	-	61,427

Commercial Real Estate
Pass	$63,660	$66,980	$51,175	$58,574	$30,699	$29,289	$653	$301,030
Watch	208	-	407	-	128	-	-	743
Substandard	11,484	237	-	-	-	-	-	11,721
Total	75,352	67,217	51,582	58,574	30,827	29,289	653	313,494

Consumer
Pass	$-	$-	$-	$-	$-	$-	$825	$825
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	825	825

Commercial
Pass	$948	$17,011	$1,240	$553	$2,062	$5,135	$5,457	$32,406
Watch	-	-	-	-	-	-	75	75
Substandard	-	-	30	-	-	-	1,575	1,605
Total	948	17,011	1,270	553	2,062	5,135	7,107	34,086

Total loans	$223,353	$422,359	$399,336	$235,390	$169,655	$210,260	$20,223	$1,680,576

Gross charge-offs	$3	$-	$-	$-	$-	$1	$84	$88

The following table presents total loans by risk categories and year of origination as of December 31, 2023.

	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$196,255	$166,555	$46,378	$33,295	$19,966	$75,726	$927	$539,102
Watch	5,093	713	-	-	-	1,779	-	7,585
Substandard	1,450	353	-	-	-	2,700	-	4,503
Total	202,798	167,621	46,378	33,295	19,966	80,205	927	551,190

Multi-family
Pass	122,289	214,074	135,823	117,669	44,878	71,632	818	707,183
Watch	191	6	-	-	-	186	-	383
Substandard	-	-	-	-	-	-	-	-
Total	122,480	214,080	135,823	117,669	44,878	71,818	818	707,566

Home equity
Pass	1,084	255	161	98	87	342	11,111	13,138
Watch	-	-	-	-	-	-	-	-
Substandard	-	18	17	-	-	-	55	90
Total	1,084	273	178	98	87	342	11,166	13,228

Construction and land
Pass	38,079	1,348	9,349	2,146	2,255	194	-	53,371
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	38,079	1,348	9,349	2,146	2,255	194	-	53,371

Commercial Real Estate
Pass	70,677	76,067	62,922	33,436	19,250	31,673	1,375	295,400
Watch	-	-	-	-	-	-	-	-
Substandard	5,277	129	-	86	-	-	-	5,492
Total	75,954	76,196	62,922	33,522	19,250	31,673	1,375	300,892

Consumer
Pass	-	-	-	-	-	-	848	848
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	848	848

Commercial
Pass	17,019	1,631	904	2,668	80	5,435	7,847	35,584
Watch	-	-	-	-	-	-	-	-
Substandard	-	48	-	-	13	-	1,475	1,536
Total	17,019	1,679	904	2,668	93	5,435	9,322	37,120

Total Loans	$457,414	$461,197	$255,554	$189,398	$86,529	$189,667	$24,456	$1,664,215

Gross charge-offs	168	0	0	0	0	0	37	205

The following presents data on restructurings of financing receivables whose borrowers are experiencing financial difficulty:

	As of December 31, 2023
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$-	-	$543	2	$543	2
	$-	-	$543	2	$543	2

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

There were no restructuring of financing receivables whose borrowers are experiencing financial difficulty during the year ended December 31, 2024.  There was one restructuring for $528,000 of financing receivables whose borrowers are experiencing financial difficulty during the year ended  December 31, 2023.

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the years ended December 31, 2024 and 2023.

The following table presents data on non-accrual loans:

	As of December 31,
	2024	2023
	(Dollars in Thousands)
Residential
One- to four-family	$5,515	$4,503
Multi family	-	-
Home equity	150	90
Construction and land	-	-
Commercial real estate	-	215
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$5,665	$4,808

Total non-accrual loans to total loans	0.34%	0.29%
Total non-accrual loans to total assets	0.26%	0.22%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $1.9 million and $250,000 at December 31, 2024 and December 31, 2023, respectively.

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2024	2023
	(In Thousands)
Land	$7,454	$7,454
Office buildings and improvements	33,468	34,275
Furniture and equipment	13,295	12,990
Total	54,217	54,719
Less accumulated depreciation	(34,828)	(34,724)
Total, net	$19,389	$19,995

Depreciation of premises and equipment totaled $1.6 million, $1.7 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

5)	Mortgage Servicing Rights

The following table presents the activity related to the Company’s mortgage servicing rights included in prepaid expenses and other assets on the consolidated statement of financial condition:

	Year ended December 31,
	2024	2023
	(In Thousands)
Mortgage servicing rights at beginning of the year	$1,811	$3,444
Additions	850	1,773
Amortization	(291)	(319)
Sales	(1,958)	(2,767)
Mortgage servicing rights at end of the year	412	2,131
Valuation allowance recovered during the year	320	(320)
Mortgage servicing rights at the end of the year, net	$732	$1,811

The unpaid principal balance of loans serviced for others was $83.4 million and $238.7 million at December 31, 2024 and  December 31, 2023 respectively. Loans serviced for others are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $807,000  at December 31, 2024 and $2.2 million at December 31, 2023.

During the year ended December 31, 2024, the Company sold mortgage servicing rights related to $233.0 million in loans serviced for third parties which had a book value of $2.0 million. The sale generated $2.1 million in net proceeds and a $152,000 gain. During the year ended December 31, 2023, the Company sold mortgage servicing rights related to $318.4 million in loans serviced for third parties which had a book value of $2.9 million. The sale generated $3.5 million in net proceeds and a $583,000 gain.

.

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2024 for the years ending  December 31 periods as indicated:

(In Thousands)
2025	$132
2026	120
2027	107
2028	93
2029	80
Thereafter	200
Total	$732

6)	Deposits

The aggregate amount of time deposit accounts with the portion of the account balances that are greater than $250,000 at December 31, 2024 and 2023 amounted to $167.3 million and $131.4 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2024	2023	2022
	(In Thousands)
Interest-bearing demand deposits	$98	$82	$61
Money market and savings deposits	5,654	4,529	1,201
Time deposits	34,821	21,127	3,601
	$40,573	$25,738	$4,863

A summary of the contractual maturities of time deposits at December 31, 2024 is as follows:

(In Thousands)
Within one year	$842,390
More than one to two years	60,554
More than two to three years	1,906
More than three to four years	366
More than four through five years	323
$905,539

We held related party deposits of $11.3 million at December 31, 2024 and $9.0 million at  December 31, 2023.

7)	Borrowings

Borrowings consist of the following:

December 31, 2024
Category	Term	Amount	Maturity	Rate	Rate Type	Callable/Putable	Settlement Date	Frequency
	(Dollars in Thousands)
FHLB advances
	Long-term	$10,000	December 3, 2027	3.48%	Fixed	Putable	December 3, 2024	Monthly
	Long-term	10,000	December 6, 2027	3.47%	Fixed	Putable	December 4, 2024	Monthly
	Long-term	10,000	December 10, 2027	3.49%	Fixed	Putable	December 10, 2024	Monthly
	Long-term	50,000	December 14, 2027	1.73%	Fixed	N/A	December 14, 2017	N/A
	Long-term	10,000	May 15, 2029	3.54%	Fixed	Putable	May 15, 2024	Monthly
	Long-term	10,000	June 4, 2029	3.55%	Fixed	Putable	June 4, 2024	Monthly
	Long-term	10,000	June 5, 2029	3.48%	Fixed	Putable	June 5, 2024	Monthly
	Long-term	10,000	June 14, 2029	3.43%	Fixed	Putable	June 14, 2024	Monthly
	Long-term	10,000	June 18, 2029	3.47%	Fixed	Putable	June 18, 2024	Monthly
	Long-term	10,000	July 9, 2029	3.40%	Fixed	Putable	July 8, 2024	Monthly
	Long-term	10,000	July 12, 2029	3.35%	Fixed	Putable	July 12, 2024	Monthly
Total FHLB long-term advances		$150,000		2.89%
	Short-Term	80,300	January 2, 2025	4.44%	Fixed	N/A	N/A	N/A
	Short-Term	16,000	January 6, 2025	4.59%	Fixed	N/A	N/A	N/A
	Short-Term	27,453	January 6, 2025	4.59%	Fixed	N/A	N/A	N/A
	Short-Term	10,000	January 6, 2025	3.53%	Fixed	N/A	N/A	N/A
	Short-Term	13,600	January 9, 2025	4.50%	Fixed	N/A	N/A	N/A
	Short-Term	28,500	January 9, 2025	4.50%	Fixed	N/A	N/A	N/A
	Short-Term	12,300	January 9, 2025	4.50%	Fixed	N/A	N/A	N/A
	Short-Term	9,900	January 16, 2025	4.41%	Fixed	N/A	N/A	N/A
	Short-Term	2,000	January 17, 2025	4.40%	Fixed	N/A	N/A	N/A
	Short-Term	20,700	January 21, 2025	4.39%	Fixed	N/A	N/A	N/A
	Short-Term	15,500	January 23, 2025	4.36%	Fixed	N/A	N/A	N/A
	Short-Term	20,000	January 29, 2025	4.74%	Fixed	N/A	N/A	N/A
	Short-Term	11,300	March 17, 2025	4.41%	Fixed	N/A	N/A	N/A
	Short-Term	26,000	October 1, 2025	3.95%	Fixed	N/A	N/A	N/A
Total FHLB short-term advances		$293,553		4.41%
Total FHLB advances		$443,553		3.89%

Repurchase agreements	Revolving	$2,966	N/A	7.49%	Variable	N/A	N/A	N/A
Total borrowings		$446,519		3.92%

December 31, 2023
Category	Term	Amount	Maturity	Rate	Rate Type	Callable/Putable	Settlement Date	Frequency
	(Dollars in Thousands)
FHLB advances
	Long-term	$50,000	December 14, 2027	1.73%	Fixed	N/A	December 14, 2017	N/A
	Long-term	10,000	August 7, 2028	3.51%	Fixed	Putable	December 7, 2023	Quarterly
	Long-term	10,000	August 8, 2028	3.52%	Fixed	Putable	December 8, 2023	Quarterly
	Long-term	10,000	October 10, 2028	3.49%	Fixed	Putable	November 10, 2023	Quarterly
	Long-term	10,000	October 10, 2028	3.49%	Fixed	Putable	November 10, 2023	Quarterly
	Long-term	10,000	November 3, 2028	3.46%	Fixed	Putable	December 4, 2023	Quarterly
	Long-term	10,000	November 6, 2028	3.47%	Fixed	Putable	December 6, 2023	Quarterly
	Long-term	15,000	November 14, 2028	3.39%	Fixed	Putable	December 14, 2023	Quarterly
	Long-term	10,000	November 29, 2028	3.38%	Fixed	Putable	December 29, 2023	Quarterly
	Long-term	10,000	November 29, 2028	3.43%	Fixed	Putable	January 29, 2024	Quarterly
	Long-term	10,000	December 4, 2028	3.31%	Fixed	Putable	January 4, 2023	Quarterly
Total FHLB long-term advances		155,000		2.89%
	Short-term	60,000	January 2, 2024	5.44%	Fixed	N/A	N/A	N/A
	Short-term	20,000	January 2, 2024	5.45%	Fixed	N/A	N/A	N/A
	Short-term	20,000	January 5, 2024	5.48%	Fixed	N/A	N/A	N/A
	Short-term	20,500	January 8, 2024	5.38%	Fixed	N/A	N/A	N/A
	Short-term	18,000	January 8, 2024	5.38%	Fixed	N/A	N/A	N/A
	Short-term	14,000	January 16, 2024	5.49%	Fixed	N/A	N/A	N/A
	Short-term	21,000	January 22, 2024	5.36%	Fixed	N/A	N/A	N/A
	Short-term	33,000	January 29, 2024	5.36%	Fixed	N/A	N/A	N/A
	Short-term	27,500	February 20, 2024	5.41%	Fixed	N/A	N/A	N/A
	Short-term	27,000	February 27, 2024	5.42%	Fixed	N/A	N/A	N/A
	Short-term	24,500	March 13, 2024	5.39%	Fixed	N/A	N/A	N/A
	Short-term	23,500	December 29, 2024	4.79%	Fixed	N/A	N/A	N/A
Total FHLB short-term advances		309,000		5.37%
Total FHLB advances		464,000		4.54%

Short-Term Borrowings
Federal reserve bank	Short-term	$145,000	December 31, 2024	4.83%	Fixed	N/A	N/A	N/A
Total Federal reserve bank		$145,000		4.83%
Repurchase agreements	Revolving	$2,054	N/A	8.20%	Variable	N/A	N/A	N/A
Total short-term borrowings		$147,054		4.88%
Total borrowings		$611,054		4.62%

The short-term repurchase agreement represents the outstanding portion of a total $50.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $3.0 million balance at December 31, 2024 and a $2.1 million balance at December 31, 2023.

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

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company’s borrowings at the FHLBC are limited to 76% of the carrying value of unencumbered one- to four-family mortgage loans, 62% of the carrying value of home equity loans and 73% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $20.3 million at December 31, 2024 and $20.9 million at December 31, 2023. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of December 31, 2024, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios as of December 31, 2024 and 2023 are presented in the table below:

	December 31, 2024
					Minimum Capital		To Be Well-Capitalized
			For Capital		Adequacy with		Under Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	376,624	20.90%	144,162	8.00%	189,213	10.50%	N/A	N/A
Waterstone Bank	365,634	20.29%	144,167	8.00%	189,220	10.50%	180,209	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	357,135	19.81%	108,168	6.00%	153,238	8.50%	N/A	N/A
Waterstone Bank	346,145	19.21%	108,126	6.00%	153,178	8.50%	144,168	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	357,135	19.81%	81,126	4.50%	126,196	7.00%	N/A	N/A
Waterstone Bank	346,145	19.21%	81,094	4.50%	126,147	7.00%	117,136	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	357,135	16.04%	89,061	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	346,145	15.55%	89,041	4.00%	N/A	N/A	111,301	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	346,145	15.68%	132,453	6.00%	N/A	N/A	N/A	N/A

	December 31, 2023
	(Dollars In Thousands)

Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	380,351	21.50%	141,538	8.00%	185,769	10.50%	N/A	N/A
Waterstone Bank	355,476	20.10%	141,515	8.00%	185,738	10.50%	176,893	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,734	20.39%	106,154	6.00%	150,385	8.50%	N/A	N/A
Waterstone Bank	335,859	18.99%	106,117	6.00%	150,332	8.50%	141,489	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,734	20.39%	79,615	4.50%	123,846	7.00%	N/A	N/A
Waterstone Bank	335,859	18.99%	79,587	4.50%	123,803	7.00%	114,960	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	360,734	16.77%	86,043	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	335,859	15.62%	86,007	4.00%	N/A	N/A	107,509	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	335,859	15.20%	132,576	6.00%	N/A	N/A	N/A	N/A

9)	Stock Based Compensation

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

A total of 750,000 stock options and 500,000 restricted shares were approved for award.  A total of 605,000 stock options and 364,000 restricted stock were available to be issued as of December 31, 2024.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of Waterstone Financial, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the years ended December 31, 2024 and 2023.

	2024		2023
	Minimum	Maximum	Minimum	Maximum
Dividend yield	2.99%	5.19%	4.22%	6.27%
Risk-free interest rate	3.58%	4.63%	3.52%	4.62%
Expected volatility	26.67%	27.81%	23.81%	25.42%
Weighted average expected life	5.1	5.7	5.1	5.7
Weighted average per share value of options	2.01	2.99	1.58	2.52

The Company's policy is to adjust compensation expense at the time of actual stock grant forfeiture.

A summary of the Company’s stock option activity for the years ended December 31, 2024, 2023 and 2022 is presented below.

			Weighted Average	Aggregate
		Weighted Average	Years Remaining in	Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000's)
Outstanding December 31, 2021	594,310	$14.20	4.33	$4,158
Options exercisable at December 31, 2021	352,310	13.70	3.78	$2,636

Granted	35,000	18.38		$2
Exercised	(44,690)	12.62		198
Forfeited	(29,001)	18.82		1
Outstanding December 31, 2022	555,619	14.35	3.41	$1,708
Options exercisable at December 31, 2022	409,119	13.76	2.59	$1,408

Granted	40,000	14.20		$15
Exercised	(64,219)	12.75		93
Forfeited	(21,000)	19.24		-
Outstanding December 31, 2023	510,400	14.34	3.17	$473
Options exercisable at December 31, 2023	425,400	13.92	2.08	$454

Granted	55,000	12.66		$63
Exercised	(129,868)	12.79		85
Forfeited	(15,000)	13.66		11
Outstanding December 31, 2024	420,532	14.62	3.48	$188
Options exercisable at December 31, 2024	325,190	14.51	2.02	$141

The following table summarizes information about the Company's stock options outstanding at December 31, 2024.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price	Remaining Life (Years)
Range of Exercise Prices:
$0.01 - $10.00	-	$-	-	-	$-	-
$10.01 - $15.00	290,532	13.00	2.81	226,190	12.94	1.05
$15.01 - $20.00	115,000	17.80	4.71	90,000	17.78	3.96
Over $20.01	15,000	21.50	6.89	9,000	21.50	6.89
Total	420,532	$14.62	3.48	325,190	$14.51	2.02

The following table summarizes information about the Company’s nonvested stock option activity for the years ended December 31, 2024 and 2023:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2022	146,500	$2.90
Granted	40,000	1.82
Vested	(88,500)	3.16
Forfeited	(13,000)	2.55
Nonvested at December 31, 2023	85,000	2.17

Nonvested at December 31, 2023	85,000	2.17
Granted	55,000	2.33
Vested	(30,658)	2.21
Forfeited	(14,000)	2.20
Nonvested at December 31, 2024	95,342	2.35

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  Expense for the stock options granted of $75,000, $107,000 and $342,000 was recognized during the years ended December 31, 2024, 2023 and 2022, respectively.  At December 31, 2024, the Company had $193,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 37 months.

The following table summarizes information about the Company’s restricted stock shares activity for the years ended December 31, 2024 and 2023:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Nonvested at December 31, 2022	45,099	$19.84
Granted	21,982	16.02
Vested	(1,288)	19.80
Forfeited	-	-
Nonvested at December 31, 2023	65,793	18.56

Nonvested at December 31, 2023	65,793	18.56
Granted	69,302	12.33
Vested	(38,231)	16.69
Forfeited	(2,005)	20.75
Nonvested at December 31, 2024	94,859	14.72

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  Expense for the restricted stock awards of $240,000, $170,000 and $242,000 was recorded for the years ended December 31, 2024, 2023 and 2022, respectively.  At December 31, 2024, the Company had $563,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 24 months.

10)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank’s plan.  Waterstone Mortgage employees over 18 years of age are eligible to participate in its plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made matching contributions of $962,000, $1.0 million, and $1.3 million to the plans during the years ended December 31, 2024, 2023 and 2022, respectively.

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

During the year ended December 31, 2005, the Plan borrowed $8.5 million from the Company and purchased 835,610 shares of common stock of the Company in the open market. During the year ended December 31, 2014, the Plan borrowed an additional $23.8 million from the Company, refinanced the remaining 83,561 shares (related to the 2005 Plan purchase), and purchased an additional 2,024,000 shares of common stock of the Company in the open market.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-twentieth of the total 2,107,561 shares are scheduled to be released annually as shares are earned over a period of 20 years, beginning with the period ended December 31, 2014.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as “Unearned ESOP shares” in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $1.4 million, $1.5 million and $1.9 million, respectively, for the years ended December 31, 2024, 2023 and 2022.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, 2024 and 2023 is as follows:

	2024	2023
Beginning ESOP shares	1,053,781	1,159,159
Shares committed to be released	(105,378)	(105,378)
Unreleased shares	948,403	1,053,781
Fair value of unreleased shares (in millions)	$12.7	$15.0

12)	Income Taxes

The provision for income taxes for the year ended December 31, 2024, 2023 and 2022 consists of the following:

	Years ended December 31,
	2024	2023	2022
	(In Thousands)
Current:
Federal	$3,866	$2,274	$4,731
State	(49)	456	745
	3,817	2,730	5,476
Deferred:
Federal	215	(523)	(460)
State	765	(550)	(24)
	980	(1,073)	(484)
Valuation Allowance:
Available for sale securities, net	517	-	-
Total	$5,314	$1,657	$4,992

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2024, 2023 and 2022 as follows:

	Years ended December 31,
	2024	2023	2022
	(Dollars in Thousands)
Income before income taxes	$24,002	$11,032	$24,479
Tax at Federal statutory rate (21%)	5,040	2,317	5,141
Add (deduct) effect of:
State income taxes net of Federal income tax (benefit) expense	(1,301)	(74)	570
Cash surrender value of life insurance	(413)	(359)	(365)
Non-deductible ESOP and stock option expense	65	73	167
Tax-exempt interest income	(245)	(205)	(159)
Non-deductible compensation	-	87	37
Death benefit on bank owned life insurance	(57)	(8)	(71)
Stock compensation	(32)	-	(69)
ESOP dividends	(126)	(168)	(273)
Valuation allowance - available for sale securities	517	-	-
Valuation allowance - other temporary differences	1,867	-	-
Other	(1)	(6)	14
Income tax provision	$5,314	$1,657	$4,992
Effective tax rate	22.1%	15.0%	20.4%

The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In Thousands)
Gross deferred tax assets:
Depreciation	$1,080	$1,054
Restricted stock and stock options	137	324
Allowance for credit losses	4,480	4,530
Allowance for unfunded commitments	305	261
Repurchase reserve for loans sold	335	446
Interest recognized for tax but not books	98	217
State net operating loss	1,368	280
Real estate owned	11	9
Lease liability	955	802
Unrealized loss on securities available for sale, net	5,798	5,520
Valuation allowance - available for sale securities	(517)	-
Valuation allowance - other temporary differences	(1,867)	-
Other	384	374
Total gross deferred tax assets	12,567	13,817
Gross deferred tax liabilities:
Mortgage servicing rights	(191)	(467)
FHLB stock dividends	-	(17)
Lease Asset	(968)	(815)
Deferred loan fees	(466)	(357)
Deferred liabilities	(1,625)	(1,656)
Net deferred tax assets	$10,942	$12,161

The Company had a state net operating loss carry forward of $1.4 million at December 31, 2024. The Company has no capital loss carryforwards as of December 31, 2024. For the year ended December 31, 2024, income tax expense was impacted by a change in Wisconsin state income taxes. On March 18, 2024, the State of Wisconsin Department of Revenue issued an emergency ruling with additional details of the law. This publication enabled us to estimate the impact on our Wisconsin state income tax expense.  The impact moving forward should result in no Wisconsin state income taxes being expensed, resulting in a lower estimated effective tax rate.

A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. The valuation allowance as of December 31, 2024, of $2.4 million is the result of the valuation allowance for state related attributes, net of subsequent changes to those attributes along with the state related impact of changes to the unrealized losses on securities AFS disposed. Of the $1.4 million in state operating loss carry forward, there is a $1.3 million valuation allowance recorded against it. At December 31, 2023, no valuation allowance was determined to be necessary.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for credit losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2024 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and combined state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to federal tax examinations for the years before 2021. The years open to examination by state and local government authorities varies by jurisdiction.

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

	December 31,
	2024	2023
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans (1)	$19,052	$9,789
Commitments to extend credit under home equity lines of credit	11,531	11,722
Unused portion of construction loans	72,753	76,660
Unused portion of business lines of credit	15,061	15,378
Standby letters of credit	399	514

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2024 and 2023. See Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions that is reported as a component of other liabilities on the Company's consolidated statement of financial condition totaled $1.3 million and $1.7 million as of December 31, 2024 and December 31, 2023, respectively.

In the normal course of business, the Company, or its subsidiaries are involved in various legal proceedings.   The outcomes of these actions are not predictable, but we do not believe that the ultimate resolution of any pending or threatened actions of these types will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources. The Company intends to continue to vigorously defend its interests in these matters and pursue all possible legal defenses against the claims.  In relation to various legal matters, we had an accrued legal liability balance of $1.3 million and $125,000 included within accrued liabilities on the consolidated balance sheets as of December 31, 2024 and 2023, respectively.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

December 31, 2024		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Forward commitments	$171.6	Prepaid expenses and Other assets	$0.6	Other liabilities	$-
Interest rate locks	136.2	Prepaid expenses and Other assets	0.3	Other liabilities	-
Interest rate swaps	140.4	Prepaid expenses and Other assets	12.6	Other liabilities	12.6

December 31, 2023		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Forward commitments	$268.8	Prepaid expenses and Other assets	$-	Other liabilities	$0.4
Interest rate locks	170.9	Prepaid expenses and Other assets	0.3	Other liabilities	-
Interest rate swaps	88.2	Prepaid expenses and Other assets	12.0	Other liabilities	12.0

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

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of December 31, 2024 and December 31, 2023, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon SOFR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of December 31, 2024 and December 31, 2023.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no collateral at  December 31, 2024 and  December 31, 2023.

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

The following table presents information about our assets and liabilities recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$9,611	$-	$9,611	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	131,736	-	131,736	-
Private-label issued	6,400	-	6,400	-
Government sponsored enterprise bonds	2,440	-	2,440	-
Municipal securities	47,076	-	47,076	-
Other debt securities	11,286	-	11,286	-
Loans held for sale	135,909	-	135,909	-
Mortgage banking derivative assets	897	-	-	897
Interest rate swap assets	12,575	-	12,575	-
Liabilities
Mortgage banking derivative liabilities	46	-	-	46
Interest rate swap liabilities	12,575	-	12,575	-

		Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$11,181	$-	$11,181	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	133,467	-	133,467	-
Private-label issued	7,260	-	7,260	-
Government sponsored enterprise bonds	2,348	-	2,348	-
Municipal securities	39,488	-	39,488	-
Other debt securities	11,163	-	11,163	-
Loans held for sale	164,993	-	164,993	-
Mortgage banking derivative assets	334	-	-	334
Interest rate swap assets	12,044	-	12,044	-
Liabilities
Mortgage banking derivative liabilities	364	-	-	364
Interest rate swap liabilities	12,044	-	12,044	-

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

Mortgage banking derivatives, net
(In Thousands)
Balance at December 31, 2022	$(994)

Mortgage derivative gain, net	964
Balance at December 31, 2023	(30)

Mortgage derivative gain, net	881
Balance at December 31, 2024	$851

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about the Company's assets recorded in the consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$505	$-	$-	$505

		Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$254	$-	$-	$254
Impaired mortgage servicing rights	1,063	-	-	1,063

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant Unobservable Input Value
	December 31,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2024	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$851	Pricing models	Pull through rate	13.7%	100.0%	66.3%
Real estate owned	505	Market approach	Discount rates applied to appraisals	32.4%	96.9%	79.6%

	December 31, 2023
Mortgage banking derivatives	$(30)	Pricing models	Pull through rate	20.5%	99.9%	69.8%
Real estate owned	254	Market approach	Discount rates applied to appraisals	23.3%	73.1%	39.3%
Mortgage servicing rights	1,063	Pricing models	Prepayment rate	6.7%	23.9%	14.6%
			Discount rate	10.0%	15.5%	11.2%
			Cost to service	$77	$471	$107

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024					December 31, 2023
	Carrying					Carrying
	amount	Fair Value				amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$39,761	$39,761	$39,761	$-	$-	$36,421	$36,421	$36,421	$-	$-
Loans receivable	1,680,576	1,603,437	-	-	1,603,437	1,664,215	1,558,472	-	-	1,558,472
FHLB stock	20,295	20,295	20,295	-	-	20,880	20,880	20,880	-	-
Accrued interest receivable	7,853	7,853	7,853	-	-	7,421	7,421	7,421	-	-
Mortgage servicing rights	732	807	-	-	807	1,811	2,207	-	-	2,207
		-					-
Financial Liabilities
Deposits	1,359,897	1,359,381	454,358	905,023	-	1,190,624	1,189,274	460,340	728,934	-
Advance payments by borrowers for taxes	5,630	5,630	5,630	-	-	6,607	6,607	6,607	-	-
Borrowings	446,519	439,455	-	439,455	-	611,054	602,948	-	602,948	-
Accrued interest payable	3,340	3,340	3,340	-	-	2,613	2,613	2,613	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at December 31, 2024 and December 31, 2023.

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

There were 203,000, 197,000, and 128,000 antidilutive shares of common stock (where the exercise price exceeds the average price of common stock for the period) for the years ended  December 31, 2024, 2023, and 2022, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	For the year ended December 31,
	2024	2023	2022
	(In Thousands, except for per share amounts)
Net income	$18,688	$9,375	$19,487

Weighted average shares outstanding	18,556	20,158	21,884
Effect of dilutive potential common shares	33	38	126
Diluted weighted average shares outstanding	$18,589	$20,196	$22,010

Basic income per share	$1.01	$0.47	$0.89
Diluted income per share	$1.01	$0.46	$0.89

17)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2024	2023
	(In Thousands)
Assets
Cash and cash equivalents	$13,873	$28,036
Investment in subsidiaries	328,145	319,181
Other assets	294	301
Total assets	$342,312	$347,518

Liabilities and shareholders' equity
Liabilities:
Other liabilities	3,177	3,462
Shareholders' equity
Preferred Stock (par value $.01 per share), Authorized - 50,000,000 shares in 2024 and 2023, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at December 31, 2024 and at December 31, 2023, Issued and Outstanding - 19,343,251 at December 31, 2024 and 20,314,786 at December 31, 2023	193	203
Additional paid-in-capital	91,214	103,908
Retained earnings	277,196	269,606
Unearned ESOP shares	(10,682)	(11,869)
Accumulated other comprehensive loss, net of taxes	(18,786)	(17,792)
Total shareholders' equity	339,135	344,056
Total liabilities and shareholders' equity	$342,312	$347,518

Statements of Operations

	For the year ended December 31,
	2024	2023	2022
	(In Thousands)

Interest income	$1,105	$1,212	$607
Equity in income of subsidiaries	18,347	8,964	19,507
Total income	19,452	10,176	20,114

Professional fees	$28	38	30
Other expense	640	631	603
Total expense	668	669	633
Income before income tax expense (benefit)	18,784	9,507	19,481
Income tax expense (benefit)	96	132	(6)
Net income	$18,688	$9,375	$19,487

Statements of Cash Flows

	For the year ended December 31,
	2024	2023	2022
	(In Thousands)
Cash flows from operating activities
Net income	$18,688	$9,375	$19,487
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned ESOP	1,420	1,461	1,889
Stock based compensation	316	277	583
Equity in loss of subsidiaries	(18,347)	(8,964)	(19,507)
Change in other assets and liabilities	(424)	(59)	89
Net cash provided by operating activities	1,653	2,090	2,541

Net cash used in investing activities	-	-	-

Dividends received from subsidiary	8,705	14,754	55,594
Cash Dividends on Common Stock	(11,268)	(15,363)	(30,260)
Proceeds from stock option exercises	1,662	820	564
Purchase of common stock returned to authorized but unissued	(14,915)	(26,032)	(47,830)
Net cash used in financing activities	(15,816)	(25,821)	(21,932)
Net decrease in cash	(14,163)	(23,731)	(19,391)
Cash and cash equivalents at beginning of year	28,036	51,767	71,158
Cash and cash equivalents at end of year	$13,873	$28,036	$51,767

18)	Segment Reporting

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

The Company’s chief executive officer has been identified as the chief operating decision maker (“CODM”). Selected financial and descriptive information is reported to the CODM. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM uses the Community Banking and Mortgage Banking segment's net interest income, non-interest income, non-interest expense, and pre-tax income for making operating decisions, allocating resources (including employees, financial, or capital resources), and assessing performance. Based on the reviews of these two segments and other company-wide initiatives, the CODM is informed about allocation of resources to the Holding Company and Other segment.

	As of or for the Year ended December 31, 2024
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$47,968	$(1,945)	$145	$46,168
Provision (credit) for credit losses	(145)	(23)	-	(168)
Net interest income after provision (credit) for credit losses	48,113	(1,922)	145	46,336

Noninterest income	5,303	84,250	(251)	89,302

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,685	61,353	(960)	81,078
Occupancy, office furniture and equipment	3,712	3,861	-	7,573
Advertising	918	2,636	-	3,554
Data processing	2,791	2,169	18	4,978
Communications	306	616	-	922
Professional fees	771	2,385	28	3,184
Real estate owned	26	-	-	26
Loan processing expense	-	3,090	-	3,090
Other	2,528	4,333	370	7,231
Total noninterest expenses	31,737	80,443	(544)	111,636
Income before income taxes	21,679	1,885	438	24,002
Income taxes	4,697	521	96	5,314
Net income	$16,982	$1,364	$342	$18,688

Total assets	$2,441,677	$177,875	$(409,944)	$2,209,608

	As of or for the Year ended December 31, 2023
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$51,733	$(1,821)	$303	$50,215
Provision for credit losses	441	215	-	656
Net interest income after provision for credit losses	51,292	(2,036)	303	49,559

Noninterest income	4,387	78,472	(1,674)	81,185

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	19,866	65,095	(865)	84,096
Occupancy, office furniture and equipment	3,672	4,651	-	8,323
Advertising	977	2,802	-	3,779
Data processing	2,501	2,130	22	4,653
Communications	295	693	-	988
Professional fees	726	1,922	38	2,686
Real estate owned	4	-	-	4
Loan processing expense	-	3,428	-	3,428
Other	3,868	8,953	(1,066)	11,755
Total noninterest expenses	31,909	89,674	(1,871)	119,712
Income (loss) before income taxes (benefit)	23,770	(13,238)	500	11,032
Income taxes (benefit)	5,137	(3,612)	132	1,657
Net income (loss)	$18,633	$(9,626)	$368	$9,375

Total assets	$2,178,488	$206,452	$(171,551)	$2,213,389

	As of or for the Year ended December 31, 2022
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$56,606	$157	$191	$56,954
Provision for credit losses	677	291	-	968
Net interest income after provision for credit losses	55,929	(134)	191	55,986

Noninterest income	5,221	104,101	(3,767)	105,555

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	19,013	81,010	(458)	99,565
Occupancy, office furniture and equipment	3,645	5,061	-	8,706
Advertising	887	3,089	-	3,976
Data processing	2,229	2,234	7	4,470
Communications	357	832	-	1,189
Professional fees	508	1,278	29	1,815
Real estate owned	19	-	-	19
Loan processing expense	-	4,744	-	4,744
Other	5,551	10,197	(3,170)	12,578
Total noninterest expenses	32,209	108,445	(3,592)	137,062
Income (loss) before income taxes (benefit)	28,941	(4,478)	16	24,479
Income taxes (benefit)	6,116	(1,117)	(7)	4,992
Net income (loss)	$22,825	$(3,361)	$23	$19,487

Total assets	$2,009,727	$198,625	$(176,680)	$2,031,672

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 is effective.

Forvis Mazars, LLP, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2024.  The audit report by Forvis Mazars, LLP is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B.       Other Information

None

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

The information in the Company’s definitive Proxy Statement, prepared for the 2025 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Proposal 1 - Election of Directors” and compliance with Section 16 reporting requirements under the caption “Delinquent Section 16(a) Reports” and information concerning corporate governance under the caption “Other Board and Corporate Governance Matters” and "Board Meetings and Committees," is incorporated herein by reference.

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Executive Officers of the Registrant

The table below sets forth certain information regarding the persons who have been determined, by our board of directors, to be executive officers of the Company as of December 31, 2024. The executive officers of the Company are elected annually and hold office until their respective successors have been elected or until death, resignation, retirement or removal by the Board of directors.

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
William F. Bruss, 55	Chief Executive Officer, General Counsel, President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Mark R. Gerke, 50	Chief Financial Officer and Executive Vice President of Waterstone Financial and of WaterStone Bank	2016
Jeff McGuiness, 59	Chief Executive Officer and President of Waterstone Mortgage Corporation	2020
Julie A. Glynn, 61	Senior Vice President and Director of Retail Banking of WaterStone Bank	2018
Ryan Gordon, 38	Chief Credit Officer of WaterStone Bank	2020

*	Excluding directorships and excluding positions with Bank subsidiary that do not constitute a substantial part of the officers’ duties.

Item 11.      Executive Compensation

The information in the Company’s definitive Proxy Statement, prepared for the 2025 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report,” is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company’s definitive Proxy Statement, prepared for the 2025 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Beneficial Ownership of Common Stock,” is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2024 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2020 Omnibus Incentive Plan	238,859	(1)	$9.40	969,334

(1)

Consists of 144,000 shares reserved for grants of stock options and 94,859 shares reserved for grants of restricted stock.  On December 31, 2024, 144,000 options were outstanding with a weighted average exercise price of $15.60 of which 49,658 were exercisable as of that date.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information in the Company’s definitive Proxy Statement, prepared for the 2025 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Transactions with Certain Related Parties,” and “Board Meetings and Committees,” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company’s definitive Proxy Statement, prepared for the 2025 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Ratification of the Appointment of Our Independent Registered Public Accounting Firm,” is incorporated herein by reference.

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

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Report of FORVIS LLP, Independent Registered Public Accounting Firm, on consolidated financial statements. (PCAOB ID 686)

Report of CliftonLarsonAllen LLP, Independent Registered Public Accounting Firm, on consolidated financial statements. (PCAOB ID 655)

Consolidated Statements of Financial Condition – December 31, 2024 and 2023.

Consolidated Statements of Operations – Years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Comprehensive Income  – Years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Cash Flows – Years ended December 31, 2024, 2023 and 2022.

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

WATERSTONE FINANCIAL, INC

(“Waterstone Financial” or the “Company”)

Commission File No. 000-51507

EXHIBIT INDEX

TO

2024 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2024:

Exhibit	Description	Filed Herewith

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

4.1	Common Stock Certificate (1)

4.2	Description of Registrant Securities (4)

10.1	Waterstone Financial, Inc. 2020 Omnibus Incentive Plan †(6)

10.2	Waterstone Financial, Inc. Incentive Plan †(3)

10.3	Employment Agreement By and Between Waterstone Mortgage Corporation and Jeff McGuiness †	X

19.1	Insider Trader Policy	X

21.1	List of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm	X

23.2	Consent of Independent Registered Public Accounting Firm	X

24.1	Powers of Attorney

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial	X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial	X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial	X

97.1	Clawback Policy	X

97.2	Clawback Policy Amendment	X

XML	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

EX-101.SCH	Inline XBRL Taxonomy Extension Schema	X

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

EX-101.LAB	Inline XBRL Taxonomy Label Linkbase	X

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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
February 28, 2025

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
Chief Financial Officer
(Principal Financial & Accounting Officer)
/s/ Michael L. Hansen
Michael L. Hansen, Director

/s/ Douglas S. Gordon
Douglas S. Gordon, Director

/s/ Kristine A. Rappé
Kristine A. Rappé, Director

/s/ Stephen J. Schmidt
Stephen J. Schmidt, Director

/s/ Derek L. Tyus
Derek L. Tyus, Director

*Each of the above signatures is affixed as of February 28, 2025.