Form 10-Q
period 2025-03-31
Waterstone Financial, Inc.
filed 2025-05-08
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 19,075,518 at April 30, 2025.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2025	December 31, 2024
	(In Thousands, except share and per share data)
Assets
Cash	$37,459	$35,182
Federal funds sold	5,550	4,302
Interest-earning deposits in other financial institutions and other short term investments	280	277
Cash and cash equivalents	43,289	39,761
Securities available for sale, at fair value (cost: 2025—$234,689; 2024—$232,630)	213,615	208,549
Loans held for sale, at fair value	116,290	135,909
Loans receivable	1,663,519	1,680,576
Less: Allowance for credit losses ("ACL") - loans	17,905	18,247
Loans receivable, net	1,645,614	1,662,329

Office properties and equipment, net	19,223	19,389
Federal Home Loan Bank stock, at cost	18,351	20,295
Cash surrender value of life insurance	75,093	74,612
Real estate owned, net	135	505
Prepaid expenses and other assets	43,757	48,259
Total assets	$2,175,367	$2,209,608

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$170,183	$171,115
Money market and savings deposits	296,203	283,243
Time deposits	914,814	905,539
Total deposits	1,381,200	1,359,897

Borrowings	395,853	446,519
Advance payments by borrowers for taxes	12,628	5,630
Other liabilities	44,326	58,427
Total liabilities	1,834,007	1,870,473
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock (par value $.01 per share) authorized - 50,000,000 shares at March 31, 2025 and at December 31, 2024, no shares issued	-	-
Common stock (par value $.01 per share) authorized - 100,000,000 shares at March 31, 2025 and at December 31, 2024, issued and outstanding - 19,281,231 at March 31, 2025 and 19,343,251 at December 31, 2024	193	193
Additional paid-in capital	90,470	91,214
Retained earnings	277,521	277,196
Unearned ESOP shares	(10,386)	(10,682)
Accumulated other comprehensive loss, net of taxes	(16,438)	(18,786)
Total shareholders’ equity	341,360	339,135
Total liabilities and shareholders’ equity	$2,175,367	$2,209,608

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2025	2024
	(In Thousands, except per share amounts)

Interest income:
Loans	$25,078	$24,484
Mortgage-related securities	1,191	$1,098
Debt securities, federal funds sold and short-term investments	1,486	1,323
Total interest income	27,755	26,905
Interest expense:
Deposits	11,332	8,970
Borrowings	3,847	6,798
Total interest expense	15,179	15,768
Net interest income	12,576	11,137
Provision (credit) for credit losses	(558)	67
Net interest income after provision (credit) for credit losses	13,134	11,070
Noninterest income:
Service charges on loans and deposits	593	424
Increase in cash surrender value of life insurance	481	348
Mortgage banking income	15,728	20,068
Other	295	408
Total noninterest income	17,097	21,248
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	17,047	19,876
Occupancy, office furniture, and equipment	1,929	2,108
Advertising	723	914
Data processing	1,212	1,206
Communications	235	226
Professional fees	1,736	743
Real estate owned	(10)	13
Loan processing expense	920	1,046
Other	2,558	1,418
Total noninterest expenses	26,350	27,550
Income before income taxes	3,881	4,768
Income tax expense	845	1,730
Net income	$3,036	$3,038
Income per share:
Basic	$0.17	$0.16
Diluted	$0.17	$0.16
Weighted average shares outstanding:
Basic	18,267	19,021
Diluted	18,280	19,036

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2025	2024
	(In Thousands)
Net income	$3,036	$3,038

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available for sale securities:
Net unrealized holding gain (loss) arising during the period, net of tax (expense) benefit of ($659) and $405, respectively	2,348	(1,269)
Total other comprehensive income (loss)	2,348	(1,269)
Comprehensive income	$5,384	$1,769

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the three months ended March 31, 2024
Balances at December 31, 2023	20,315	$203	$103,908	$269,606	$(11,869)	$(17,792)	$344,056

Comprehensive income:
Net income	-	-	-	3,038	-	-	3,038
Other comprehensive loss	-	-	-	-	-	(1,269)	(1,269)
Total comprehensive income							1,769

ESOP shares committed to be released to plan participants	-	-	38	-	297	-	335
Cash dividend, $0.15 per share	-	-	-	(2,817)	-	-	(2,817)
Stock compensation activity, net of tax	17	-	-	-	-	-	-
Stock compensation expense	-	-	6	-	-	-	6
Purchase of common stock returned to authorized but unissued	(422)	(4)	(5,342)	-	-	-	(5,346)
Balances at March 31, 2024	19,910	$199	$98,610	$269,827	$(11,572)	$(19,061)	$338,003

For the three months ended March 31, 2025
Balances at December 31, 2024	19,343	$193	$91,214	$277,196	$(10,682)	$(18,786)	$339,135

Comprehensive income:
Net income	-	-	-	3,036	-	-	3,036
Other comprehensive income	-	-	-	-	-	2,348	2,348
Total comprehensive income							5,384

ESOP shares committed to be released to plan participants	-	-	114	-	296	-	410
Cash dividend, $0.15 per share	-	-	-	(2,711)	-	-	(2,711)
Stock compensation activity, net of tax	175	2	2,231	-	-	-	2,233
Stock compensation expense	-	-	82	-	-	-	82
Purchase of common stock returned to authorized but unissued	(237)	(2)	(3,171)	-	-	-	(3,173)
Balances at March 31, 2025	19,281	$193	$90,470	$277,521	$(10,386)	$(16,438)	$341,360

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2025	2024
	(In Thousands)

Operating activities:
Net income	$3,036	$3,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for credit losses	(558)	67
Depreciation, amortization, accretion	711	486
Deferred taxes	98	661
Stock based compensation	82	6
Origination of mortgage servicing rights	(148)	(207)
Gain on sale of loans held for sale	(15,587)	(19,288)
Loans originated for sale	(387,729)	(477,760)
Proceeds on sales of loans originated for sale	422,935	486,956
(Increase) decrease in accrued interest receivable	(78)	150
Increase in cash surrender value of life insurance	(481)	(348)
Decrease (increase) in derivative assets	2,331	(2,848)
Increase in accrued interest on deposits and borrowings	999	1,465
Decrease in prepaid tax expense	747	602
(Decrease) increase in derivative liabilities	(2,075)	895
Decrease (increase) in other assets	1,194	(1,233)
Increase (decrease) in other liabilities	1,266	(2,580)
Net cash provided by (used in) operating activities	26,743	(9,938)

Investing activities:
Net decrease (increase) in loans receivable	17,069	(600)
Purchases of:
Debt securities	-	(1,000)
Mortgage related securities	(10,187)	(2,354)
FHLB stock	-	(1,103)
Premises and equipment	(265)	(390)
Proceeds from:
Principal repayments on mortgage-related securities	5,716	5,011
Maturities of debt securities	2,580	290
Sales of FHLB Stock	1,944	-
Net cash provided by (used in) investing activities	16,857	(146)

Financing activities:
Net increase in deposits	21,303	9,270
Net change in short-term borrowings	(90,665)	43,104
Repayment of long-term debt	(40,000)	(50,000)
Proceeds from long-term debt	80,000	30,000
Net change in advance payments by borrowers for taxes	(7,027)	(4,702)
Cash dividends on common stock	(2,743)	(2,949)
Purchase of common stock returned to authorized but unissued	(3,173)	(5,346)
Proceeds from stock option exercises	2,233	-
Net cash (used in) provided by financing activities	(40,072)	19,377
Increase in cash and cash equivalents	3,528	9,293
Cash and cash equivalents at beginning of period	39,761	36,421
Cash and cash equivalents at end of period	$43,289	$45,714

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$-	$-
Interest payments	16,178	17,233
Noncash activities:
Dividends declared but not paid in other liabilities	2,962	3,349

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2024 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three months ended March 31, 2025 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

Impact of Recent Accounting Pronouncements

The Company adopted ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This update enhances the transparency and decision usefulness of income tax disclosures by providing better information regarding exposure to potential changes in jurisdictional tax legislation and related forecasting and cash flow opportunities. This update is effective for fiscal years beginning after December 15, 2024. Adoption of ASU No. 2023-09 did not have a material impact on the Company's consolidated financial statements.

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$10,985	$1	$(1,488)	$9,498
Collateralized mortgage obligations:
Government sponsored enterprise issued	156,380	277	(17,194)	139,463
Private-label issued	6,818	-	(622)	6,196
Mortgage-related securities	174,183	278	(19,304)	155,157

Government sponsored enterprise bonds	2,500	-	(33)	2,467
Municipal securities	45,506	495	(1,310)	44,691
Other debt securities	12,500	-	(1,200)	11,300
Debt securities	60,506	495	(2,543)	58,458
Total	$234,689	$773	$(21,847)	$213,615

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$11,285	$-	$(1,674)	$9,611
Collateralized mortgage obligations
Government sponsored enterprise issued	151,200	77	(19,541)	131,736
Private-label issued	7,122	-	(722)	6,400
Mortgage related securities	169,607	77	(21,937)	147,747

Government sponsored enterprise bonds	2,500	-	(60)	2,440
Municipal securities	48,023	383	(1,330)	47,076
Other debt securities	12,500	-	(1,214)	11,286
Debt securities	63,023	383	(2,604)	60,802
Total	$232,630	$460	$(24,541)	$208,549

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At March 31, 2025, $98,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At  December 31, 2024, $114,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities and $128.1 million of the Company's mortgage related securities were pledged as collateral to secure funding from the Federal Reserve Bank's borrowing facility.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2025 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$5,656	$5,633
Due after one year through five years	6,615	6,699
Due after five years through ten years	28,746	27,193
Due after ten years	19,489	18,933
Mortgage-related securities	174,183	155,157
Total	$234,689	$213,615

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$257	$5	$9,092	$1,483	$9,349	$1,488
Collateralized mortgage obligations:
Government sponsored enterprise issued	14,865	136	94,082	17,058	108,947	17,194
Private-label issued	-	-	5,261	622	5,261	622
Government sponsored enterprise bonds	-	-	2,467	33	2,467	33
Municipal securities	12,992	272	4,427	1,038	17,419	1,310
Other debt securities	-	-	11,300	1,200	11,300	1,200
Total	$28,114	$413	$126,629	$21,434	$154,743	$21,847

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$346	$9	$9,193	$1,665	$9,539	$1,674
Collateralized mortgage obligations:
Government sponsored enterprise issued	21,145	330	95,587	19,211	116,732	19,541
Private-label issued	-	-	5,445	722	5,445	722
Government sponsored enterprise bonds	-	-	2,440	60	2,440	60
Municipal securities	20,005	334	5,063	996	25,068	1,330
Other debt securities	-	-	11,286	1,214	11,286	1,214
Total	$41,496	$673	$129,014	$23,868	$170,510	$24,541

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 163 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2025 and December 31, 2024, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three months ended March 31, 2025 and March 31, 2024, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$519,393	$516,128
Multi-family	716,792	741,428
Home equity	12,837	13,188
Construction and land	57,221	61,427
Commercial real estate	321,022	313,494
Consumer	820	825
Commercial loans	35,434	34,086
Total	$1,663,519	$1,680,576

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

Qualifying loans receivable totaling $1.25 billion and $1.23 billion at March 31, 2025 and December 31, 2024, respectively, were pledged as collateral against $384.1 million and $443.6 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at March 31, 2025 and December 31, 2024.

An analysis of past due loans receivable as of March 31, 2025 and December 31, 2024 follows:

	As of March 31, 2025
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$3,878	$219	$5,950	$10,047	$509,346	$519,393
Multi-family	432	-	-	432	716,360	716,792
Home equity	35	-	30	65	12,772	12,837
Construction and land	-	-	-	-	57,221	57,221
Commercial real estate	-	152	126	278	320,744	321,022
Consumer	-	-	-	-	820	820
Commercial loans	400	-	-	400	35,034	35,434
Total	$4,745	$371	$6,106	$11,222	$1,652,297	$1,663,519

	As of December 31, 2024
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$9,107	$1,405	$3,955	$14,467	$501,661	$516,128
Multi-family	183	-	-	183	741,245	$741,428
Home equity	194	-	30	224	12,964	$13,188
Construction and land	-	-	-	-	61,427	$61,427
Commercial real estate	248	-	-	248	313,246	$313,494
Consumer	-	-	-	-	825	$825
Commercial loans	-	-	-	-	34,086	$34,086
Total	$9,732	$1,405	$3,985	$15,122	$1,665,454	$1,680,576

(1)   Includes $221,000 and $522,000 at March 31, 2025 and December 31, 2024, respectively, which are on non-accrual status.

(2)   Includes $ - and $1.1 million  March 31, 2025 and December 31, 2024, respectively, which are on non-accrual status.

(3)   Includes $1.1 million and $28,000 at  March 31, 2025 and December 31, 2024, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2024:

	One to-Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended March 31, 2025
Balance at beginning of period	$5,286	$7,079	$212	$1,205	$3,920	$79	$466	$18,247
Provision (credit) for credit losses - loans	(339)	(141)	(19)	(164)	253	19	37	(354)
Charge-offs	-	-	-	-	-	(21)	-	(21)
Recoveries	32	-	-	1	-	-	-	33
Balance at end of period	$4,979	$6,938	$193	$1,042	$4,173	$77	$503	$17,905

Three months ended March 31, 2024
Balance at beginning of period	$6,886	$7,318	$211	$983	$2,561	$56	$534	$18,549
Provision (credit) for credit losses - loans	(284)	47	18	127	48	7	34	(3)
Charge-offs	(3)	-	-	-	-	(8)	-	(11)
Recoveries	10	2	-	1	1	-	-	14
Balance at end of period	$6,609	$7,367	$229	$1,111	$2,610	$55	$568	$18,549

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments were $1.0 million and $1.2 million at  March 31, 2025 and  December 31, 2024, respectively.

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

	Three months ended
	March 31, 2025	March 31, 2024
	(In Thousands)
Provision (credit) for credit losses on:
Loans	$(354)	$(3)
Unfunded commitments	(204)	70
Investment securities	-	-
Total	$(558)	$67

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

The following tables present collateral dependent loans by portfolio segment as of March 31, 2025 and  December 31, 2024:

	March 31, 2025	December 31, 2024
	(In Thousands)
Collateral dependent loans
Residential real estate:
One- to four-family	3,956	3,323
Multi family	-	-
Home equity	148	150
Construction and land	-	-
Commercial real estate	11,694	5,015
Consumer	-	-
Commercial loans	1,656	1,605
Total loans receivable	17,454	10,093

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of March 31, 2025 and December 31, 2024:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2025
Substandard	$7,150	$-	$148	$-	$11,901	$-	$1,731	$20,930
Watch	8,429	432	-	142	609	-	-	9,612
Pass	503,814	716,360	12,689	57,079	308,512	820	33,703	1,632,977
	$519,393	$716,792	$12,837	$57,221	$321,022	$820	$35,434	$1,663,519

At December 31, 2024
Substandard	$5,515	$-	$150	$-	$11,721	$-	$1,605	$18,991
Watch	9,675	183	-	143	743	-	75	10,819
Pass	500,938	741,245	13,038	61,284	301,030	825	32,406	1,650,766
	$516,128	$741,428	$13,188	$61,427	$313,494	$825	$34,086	$1,680,576

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of March 31, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$6,245	$31,659	$168,807	$154,374	$41,161	$101,158	$410	$503,814
Watch	6,171	119	216	1,279	-	644	-	8,429
Substandard	1,419	1,168	882	991	-	2,690	-	7,150
Total	13,835	32,946	169,905	156,644	41,161	104,492	410	519,393

Multi-family
Pass	8,443	76,181	128,666	178,031	131,668	192,550	821	$716,360
Watch	-	-	183	-	-	249	-	432
Substandard	-	-	-	-	-	-	-	-
Total	8,443	76,181	128,849	178,031	131,668	192,799	821	716,792

Home equity
Pass	16	373	470	1,565	146	296	9,823	$12,689
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	16	14	-	118	148
Total	16	373	470	1,581	160	296	9,941	12,837

Construction and land
Pass	347	30,606	25,603	-	509	14	-	$57,079
Watch	-	-	-	142	-	-	-	142
Substandard	-	-	-	-	-	-	-	-
Total	347	30,606	25,603	142	509	14	-	57,221

Commercial Real Estate
Pass	13,879	63,184	66,481	49,326	57,355	56,910	1,377	$308,512
Watch	-	205	-	404	-	-	-	609
Substandard	6,706	4,834	235	-	-	126	-	11,901
Total	20,585	68,223	66,716	49,730	57,355	57,036	1,377	321,022

Consumer
Pass	-	-	-	-	-	-	820	$820
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	820	820

Commercial
Pass	413	794	16,771	1,067	496	7,079	7,083	$33,703
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	101	-	-	1,630	1,731
Total	413	794	16,771	1,168	496	7,079	8,713	35,434

Total Loans	$43,639	$209,123	$408,314	$387,296	$231,349	$361,716	$22,082	$1,663,519

Gross charge-offs	$-	$-	$-	$-	$-	$-	$21	$21

The following table presents total loans by risk categories and year of origination as of December 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$33,349	$172,934	$146,069	$41,704	$26,323	$79,948	$611	$500,938
Watch	7,504	106	1,286	-	72	707	-	9,675
Substandard	1,673	815	453	-	-	2,574	-	5,515
Total	42,526	173,855	147,808	41,704	26,395	83,229	611	516,128

Multi-family
Pass	$81,119	$138,231	$196,939	$125,252	$108,779	$90,155	$770	741,245
Watch	-	183	-	-	-	-	-	183
Substandard	-	-	-	-	-	-	-	-
Total	81,119	138,414	196,939	125,252	108,779	90,155	770	741,428

Home equity
Pass	$379	$478	$1,578	$149	$91	$226	$10,137	13,038
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	16	14	-	-	120	150
Total	379	478	1,594	163	91	226	10,257	13,188

Construction and land
Pass	$23,029	$25,384	$-	$9,144	$1,501	$2,226	$-	61,284
Watch	-	-	143	-	-	-	-	143
Substandard	-	-	-	-	-	-	-	-
Total	23,029	25,384	143	9,144	1,501	2,226	-	61,427

Commercial Real Estate
Pass	$63,660	$66,980	$51,175	$58,574	$30,699	$29,289	$653	301,030
Watch	208	-	407	-	128	-	-	743
Substandard	11,484	237	-	-	-	-	-	11,721
Total	75,352	67,217	51,582	58,574	30,827	29,289	653	313,494

Consumer
Pass	-	-	-	-	-	-	825	825
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	822	825

Commercial
Pass	$948	$17,011	$1,240	$553	$2,062	$5,135	$5,457	32,406
Watch	-	-	-	-	-	-	75	75
Substandard	-	-	30	-	-	-	1,575	1,605
Total	948	17,011	1,270	553	2,062	5,135	7,107	34,086

Total Loans	$223,353	$422,359	$399,336	$235,390	$169,655	$210,260	$20,220	$1,680,576

There were no borrowers are experiencing financial difficulty as of   March 31, 2025 and December 31, 2024.

There were no restructuring of financing receivables whose borrowers are experiencing financial difficulty during the three months ended March 31, 2025 or March 31, 2024.

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the three months ended March 31, 2025 or  March 31, 2024.

The following table presents data on non-accrual loans as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$7,149	$5,515
Multi-family	-	-
Home equity	148	150
Construction and land	-	-
Commercial real estate	126	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$7,423	$5,665
Total non-accrual loans to total loans receivable	0.45%	0.34%
Total non-accrual loans to total assets	0.34%	0.26%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $1.4 million and $1.9 million at  March 31, 2025 and  December 31, 2024, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Three months ended March 31,
	2025	2024
	(In Thousands)
Mortgage servicing rights at beginning of the period	$732	$1,811
Additions	148	207
Amortization	(43)	(170)
Sales	-	-
Mortgage servicing rights at end of the period	837	1,848
Valuation allowance (recorded) recovered during the period	(12)	313
Mortgage servicing rights at end of the period, net	$825	$2,161

The unpaid principal balance of loans serviced for others was $94.8 million and $83.4 million at March 31, 2025 and December 31, 2024, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $894,000 at March 31, 2025 and $807,000 at  December 31, 2024, respectively.

During the three months ended  March 31, 2025 and March 31, 2024, there were no sales of mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ending December 31:
2025	$105
2026	150
2027	135
2028	120
2029	105
Thereafter	210
Total	$825

Note 5 — Deposits

At March 31, 2025 and December 31, 2024, the aggregate balance of uninsured time deposits of $250,000 or more was $173.7 million and $167.3 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at March 31, 2025 is as follows:

(In Thousands)

Within one year	$845,730
More than one to two years	66,291
More than two to three years	2,164
More than three to four years	368
More than four through five years	261
$914,814

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Bank. Such deposits amounted to $21.2 million and $11.3 million at March 31, 2025 and December 31, 2024, respectively.

Note 6 — Borrowings

Borrowings consist of the following:

	March 31, 2025		December 31, 2024
Category	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances
FHLB short-term advances	$ 194,130	4.28%	$ 293,553	4.41%
FHLB long-term advances maturing 2027	50,000	1.73%	80,000	2.39%
FHLB long-term advances maturing 2028	40,000	3.41%	-	-
FHLB long-term advances maturing 2029	60,000	3.48%	70,000	3.46%
FHLB long-term advances maturing 2030	40,000	3.21%	-	-
Total FHLB advances	384,130	3.62%	443,553	3.89%
Repurchase agreements	11,722	7.49%	2,966	7.49%
Total borrowings	$ 395,852	3.74%	$ 446,519	3.92%

The short-term repurchase agreement represents the outstanding portion of a total $50.0 million commitment with one unrelated bank as of March 31, 2025.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $11.7 million balance at March 31, 2025 and a $3.0 million balance at December 31, 2024.

The $194.1 million in FHLB short-term advances as of March 31,2025 have fixed rates.

The $190.0 million in FHLB long-term advances as of March 31, 2025 have fixed rates. A total of $140.0 million in FHLB long-term advances have FHLB call options available.

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

At March 31, 2025, the Company had approximately $377.2 million in unused borrowing capacity at the FHLB.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 76% of the carrying value of unencumbered one- to four-family mortgage loans, 73% of the carrying value of multi-family loans and 62% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $18.4 million at March 31, 2025 and $20.3 million at  December 31, 2024, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of March 31, 2025, the Bank was considered well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of March 31, 2025 and December 31, 2024 are presented in the tables below:

	March 31, 2025
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$375,880	21.40%	$140,520	8.00%	$184,430	10.50%	N/A	N/A
Waterstone Bank	363,236	20.68%	140,520	8.00%	184,430	10.50%	175,646	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	356,937	20.32%	105,390	6.00%	149,310	8.50%	N/A	N/A
Waterstone Bank	344,293	19.60%	105,400	6.00%	149,310	8.50%	140,528	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	356,937	20.32%	79,050	4.50%	122,960	7.00%	N/A	N/A
Waterstone Bank	344,293	19.60%	79,050	4.50%	122,960	7.00%	114,179	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	356,937	16.44%	86,850	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	344,293	15.86%	86,830	4.00%	N/A	N/A	108,541	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	344,293	15.83%	130,500	6.00%	N/A	N/A	N/A	N/A

	December 31, 2024
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$376,624	20.90%	$144,162	8.00%	$189,213	10.50%	N/A	N/A
Waterstone Bank	365,634	20.29%	144,167	8.00%	189,220	10.50%	180,209	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	357,135	19.81%	108,168	6.00%	153,238	8.50%	N/A	N/A
Waterstone Bank	346,145	19.21%	108,126	6.00%	153,178	8.50%	144,168	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	357,135	19.81%	81,126	4.50%	126,196	7.00%	N/A	N/A
Waterstone Bank	346,145	19.21%	81,094	4.50%	126,147	7.00%	117,136	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	357,135	16.04%	89,061	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	346,145	15.55%	89,041	4.00%	N/A	N/A	111,301	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	346,145	15.68%	132,453	6.00%	N/A	N/A	N/A	N/A

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

	March 31, 2025	December 31, 2024
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$19,046	$19,052
Commitments to extend credit under home equity lines of credit (2)	11,300	11,531
Unused portion of construction loans (3)	64,499	72,753
Unused portion of business lines of credit	13,199	15,061
Standby letters of credit	1,504	399

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of  March 31, 2025 and  December 31, 2024. Please see Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $1.2 million as of  March 31, 2025 and $1.3 million as of  December 31, 2024.

In the normal course of business, the Company, or its subsidiaries, are involved in various legal proceedings. In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements. During the three months ended March 31, 2025, the Company finalized a legal settlement. In relation to this matter, the Company had an accrued legal liability balance of $1.7 million and $1.3 million included within accrued liabilities on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

March 31, 2025
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$264.0	Other assets	$0.6	Other liabilities	$-
Interest rate locks	212.0	Other assets	-	Other liabilities	-
Interest rate swaps	147.5	Other assets	10.5	Other liabilities	10.5

December 31, 2024
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$171.6	Other assets	$0.6	Other liabilities	$-
Interest rate locks	136.2	Other assets	0.3	Other liabilities	-
Interest rate swaps	140.2	Other assets	12.6	Other liabilities	12.6

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

Interest Rate Swaps

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of March 31, 2025 and December 31, 2024, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of March 31, 2025 and December 31, 2024.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at March 31, 2025 and at December 31, 2024.

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

There were 222,000 and 508,000 antidilutive shares of common stock for the three months ended March 31, 2025 and 2024, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended March 31,
	2025	2024
	(In Thousands, except per share amounts)

Net income	$3,036	$3,038

Weighted average shares outstanding	18,267	19,021
Effect of dilutive potential common shares	13	15
Diluted weighted average shares outstanding	$18,280	$19,036

Basic earnings per share	$0.17	$0.16
Diluted earnings per share	$0.17	$0.16

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

The following table presents information about our assets recorded in the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	March 31, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$9,498	$-	$9,498	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	139,463	-	139,463	-
Private-label issued	6,196	-	6,196	-
Government sponsored enterprise bonds	2,467	-	2,467	-
Municipal securities	44,691	-	44,691	-
Other debt securities	11,300	-	11,300	-
Loans held for sale	116,290	-	116,290	-
Mortgage banking derivative assets	616	-	-	616
Interest rate swap assets	10,525	-	10,525	-
Liabilities
Mortgage banking derivative liabilities	21	-	-	21
Interest rate swap liabilities	10,525	-	10,525	-

		Fair Value Measurements Using

	December 31, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$9,611	$-	$9,611	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	131,736	-	131,736	-
Private-label issued	6,400	-	6,400	-
Government sponsored enterprise bonds	2,440	-	2,440	-
Municipal securities	47,076	-	47,076	-
Other debt securities	11,286	-	11,286	-
Loans held for sale	135,909	-	135,909	-
Mortgage banking derivative assets	897	-	-	897
Interest rate swap assets	12,575	-	12,575	-
Liabilities
Mortgage banking derivative liabilities	46	-	-	46
Interest rate swap liabilities	12,575	-	12,575	-

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2025 and 2024.

	Three months ended March 31,
	2025	2024
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$851	$(30)
Mortgage derivative (loss) gain, net	(256)	1,953
Mortgage derivative, net balance at the end of the period	$595	$1,923

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about assets recorded in the consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$135	$-	$-	$135
Impaired MSR	286			286

		Fair Value Measurements Using
	December 31, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$505	$-	$-	$505

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2025 and  December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	March 31,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2025	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$595	Pricing models	Pull through rate	9.2%	100.0%	65.6%
Real estate owned	135	Market approach	Discount rates applied to appraisals	32.4%	32.4%	32.4%
Mortgage servicing rights	286	Pricing models	Prepayment rate	6.5%	18.7%	15.3%
			Discount rate	10.5%	13.0%	10.8%
			Cost to service	$83	$127	$89

	December 31,
	2024
Mortgage banking derivatives	$851	Pricing models	Pull through rate	13.7%	100.0%	66.3%
Real estate owned	505	Market approach	Discount rates applied to appraisals	32.4%	96.9%	79.6%

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	March 31, 2025					December 31, 2024
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$43,289	$43,289	$43,289	$-	$-	$39,761	$39,761	$39,761	$-	$-
Loans receivable	1,663,519	1,590,295	-	-	1,590,295	1,680,576	1,603,437	-	-	1,603,437
FHLB stock	18,351	18,351	18,351	-	-	20,295	20,295	20,295	-	-
Accrued interest receivable	7,931	7,931	7,931	-	-	7,853	7,853	7,853	-	-
Mortgage servicing rights	825	894	-	-	894	732	807	-	-	807

Financial Liabilities
Deposits	1,381,200	1,380,723	466,386	914,337	-	1,359,897	1,359,381	454,358	905,023	-
Advance payments by borrowers for taxes	12,628	12,628	12,628	-	-	5,630	5,630	5,630	-	-
Borrowings	395,853	389,113	-	389,113	-	446,519	439,455	-	439,455	-
Accrued interest payable	4,339	4,339	4,339	-	-	3,340	3,340	3,340	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at March 31, 2025 and December 31, 2024.

Note 12 – Segment Reporting

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

Presented below is the segment information:

	As of or for the three months ended March 31, 2025
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$12,403	$152	$21	$12,576
Provision (credit) for credit losses	(518)	(40)	-	(558)
Net interest income after provision (credit) for credit losses	12,921	192	21	13,134

Noninterest income:	1,348	15,731	18	17,097

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,212	12,054	(219)	17,047
Occupancy, office furniture and equipment	1,076	853	-	1,929
Advertising	171	552	-	723
Data processing	712	498	2	1,212
Communications	100	135	-	235
Professional fees	347	1,373	16	1,736
Real estate owned	(10)	-	-	(10)
Loan processing expense	-	920	-	920
Other	596	1,751	211	2,558
Total noninterest expenses	8,204	18,136	10	26,350
Income (loss) before income tax expense (benefit)	6,065	(2,213)	29	3,881
Income tax expense (benefit)	1,427	(588)	6	845
Net income (loss)	$4,638	$(1,625)	$23	$3,036

Total Assets	$2,396,042	$155,056	$(375,731)	$2,175,367

	As of or for the three months ended March 31, 2024
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$11,598	$(541)	$80	$11,137
Provision (credit) for credit losses	105	(38)	-	67
Net interest income (expense) after provision (credit) for credit losses	11,493	(503)	80	11,070

Noninterest income:	990	20,328	(70)	21,248

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,360	14,756	(240)	19,876
Occupancy, office furniture and equipment	1,000	1,108	-	2,108
Advertising	174	740	-	914
Data processing	693	508	5	1,206
Communications	65	161	-	226
Professional fees	208	520	15	743
Real estate owned	13	-	-	13
Loan processing expense	-	1,046	-	1,046
Other	691	617	110	1,418
Total noninterest expenses	8,204	19,456	(110)	27,550
Income before income tax expense	4,279	369	120	4,768
Income tax expense	1,639	71	20	1,730
Net income	$2,640	$298	$100	$3,038

Total Assets	$2,197,708	$210,784	$(173,768)	$2,234,724

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

●	technological changes that may be more difficult or expensive than expected;
●	the ability of third-party providers to perform their obligations to us;
●	the effects of any federal government shutdown;
●	the effects of global or national war, conflict or acts of terrorism;
●	the ability of the U.S. Government to manage federal debt limits;
●	the imposition of tariffs or other domestic or international governmental policies
●	significant increases in our loan losses;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
●	changes in our liquidity needs and access to wholesale funding; and
●	our ability to access low-cost funding.

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and as may be described from time to time in the Corporation’s subsequent SEC filings).

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three months ended March 31, 2025 and 2024 and the financial condition as of March 31, 2025 compared to the financial condition as of December 31, 2024.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three months ended March 31, 2025 and 2024, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Significant Items

There were no significant items that impacted earnings for the three months ended March 31, 2025 and 2024.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended March 31, 2025 and 2024

Net income totaled $4.6 million for the three months ended March 31, 2025 compared to $2.6 million for the three months ended March 31, 2024. Net interest income increased $805,000 to $12.4 million for the three months ended March 31, 2025 compared to $11.6 million for the three months ended March 31, 2024.  Interest expense on borrowings decreased $3.1 million as growth in time deposits allowed us to carry a lower average balance of FHLB advances.

There was a negative provision for credit losses of $518,000 for the three months ended March 31, 2025 compared to a provision for credit losses of $105,000 for the three months ended March 31, 2024. The negative provision for credit losses of $518,000 consisted of a $354,000 negative provision related to loans and $204,000 negative provision related to unfunded commitments for the three months ended March 31, 2025. The current quarter decrease was primarily due to decreases in historical loss rates and loan portfolio balances offset by an increase in the commercial real estate loan qualitative factors primarily related to increases in economic risks and internal asset quality risks. The negative provision for credit losses related to unfunded loan commitments was $205,000 for the quarter ended March 31, 2025 compared to a provision for credit losses related to unfunded loan commitments of $70,000 for the quarter ended March 31, 2024.The negative provision for credit losses related to unfunded loan commitments for the quarter ended March 31, 2025 was primarily due to a decrease in construction loans that are waiting to be funded compared to the prior quarter end and decrease in historical loss rates.

Compensation, payroll taxes, and other employee benefits expense decreased $148,000 to $5.2 million compared to the quarter ending March 31, 2024 primarily due to a decrease in health insurance expense as claims decreased. Other noninterest expense decreased $95,000 to $596,000 as certain loan fees paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans decreased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2025 and 2024

Net loss totaled $1.6 million for the three months ended March 31, 2025 compared to net income of $298,000 for the three months ended March 31, 2024. We originated $387.7 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended March 31, 2025, which represents a decrease of $97.4 million, or 20.1%, from the $485.1  million originated during the three months ended March 31, 2024. The decrease in loan production volume was driven by a $114.5 million, or 24.8%, decrease in purchase products and was offset by a $14.5 million increase in refinance products. Total mortgage banking noninterest income decreased $4.6 million, or 22.6%, to $15.7 million during the three months ended March 31, 2025 compared to $20.3 million during the three months ended March 31, 2024.  The decrease in mortgage banking noninterest income was related to a 20.1% decrease in volume and a 3.1% decrease in gross margin on loans originated and sold for the three months ended March 31, 2025 compared to March 31, 2024.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property comprised 87.5% of total originations during the three months ended March 31, 2025, compared to 93.0% of total originations during the three months ended March 31, 2024, respectively.  The mix of loan type trended towards more conventional loans and less governmental loans, with governmental loans and conventional loans comprising 38.0% and 62.0% of all loan originations, respectively, during the three months ended March 31, 2025, compared to 39.1% and 60.9% of all loan originations, respectively, during the three months ended March 31, 2024.

Total compensation, payroll taxes and other employee benefits decreased $2.7 million, or 18.3%, to $12.1 million for the three months ended March 31, 2025 compared to $14.8 million for the three months ended March 31, 2024. The decrease primarily related to decreased commission expense, branch manager pay, salary expense, and sign-on incentives driven by reduced employee headcount and a decrease in loan origination volumes and branch profitability.

Professional fees increased $853,000, or 164.0%, to $1.4 million for the quarter ended March 31, 2025, compared to $520,000 for the quarter ended March 31, 2024.  The increase was primarily related to legal services and the finalization of a settlement related to a previously disclosed legal matter during the three months ended March 31, 2025.  The Company maintained a $1.3 million accrual related to this legal matter as of December 31, 2024.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended March 31,
	2025	2024
	(Dollars In Thousands, except per share amounts)

Net income	$3,036	$3,038
Earnings per share - basic	0.17	0.16
Earnings per share - diluted	0.17	0.16
Annualized return on average assets	0.57%	0.56%
Annualized return on average equity	3.61%	3.56%

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

	Three months ended March 31,
	2025			2024
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,768,617	$25,078	5.75%	$1,805,102	$24,484	5.46%
Mortgage related securities(2)	170,947	1,191	2.83%	172,077	1,098	2.57%
Debt securities, federal funds sold and short-term investments(2) (3)	123,004	1,486	4.90%	110,431	1,323	4.82%
Total interest-earning assets	2,062,568	27,755	5.46%	2,087,610	26,905	5.18%

Noninterest-earning assets	105,030			103,815
Total assets	$2,167,598			$2,191,425

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$87,393	23	0.11%	$87,393	24	0.11%
Money market and savings accounts	300,686	1,559	2.10%	281,171	1,249	1.79%
Time deposits - retail	818,612	8,750	4.33%	739,543	7,697	4.19%
Time deposits -brokered	97,101	1,000	4.18%	-	-	-
Total interest-bearing deposits	1,303,792	11,332	3.52%	1,108,107	8,970	3.26%
Borrowings	397,053	3,847	3.93%	602,724	6,798	4.54%
Total interest-bearing liabilities	1,700,845	15,179	3.62%	1,710,831	15,768	3.71%

Noninterest-bearing liabilities
Noninterest-bearing deposits	80,372			92,129
Other noninterest-bearing liabilities	44,905			45,484
Total noninterest-bearing liabilities	125,277			137,613
Total liabilities	1,826,122			1,848,444
Equity	341,476			342,981
Total liabilities and equity	$2,167,598			$2,191,425

Net interest income / Net interest rate spread (4)		12,576	1.84%		11,137	1.49%
Net interest-earning assets (5)	$361,723			$376,779
Net interest margin (6)			2.47%			2.15%
Average interest-earning assets to average interest-bearing liabilities			121.27%			122.02%

__________

(1)	Interest income includes net deferred loan fee amortization income of $206,000 and $152,000 for the three months ended March 31, 2025 and 2024, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)	Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table.
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

	Three months ended March 31,
	2025 versus 2024
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(365)	$959	$594
Mortgage related securities(3)	(6)	99	93
Other earning assets(3) (4)	142	21	163
Total interest-earning assets	(229)	1,079	850

Interest expense:
Demand accounts	-	(1)	(1)
Money market and savings accounts	89	221	310
Time deposits - retail	802	251	1,053
Time deposits - brokered	1,000	-	1,000
Total interest-bearing deposits	1,891	471	2,362
Borrowings	(2,117)	(834)	(2,951)
Total interest-bearing liabilities	(226)	(363)	(589)
Net change in net interest income	$(3)	$1,442	$1,439

______________

(1)	Interest income includes net deferred loan fee amortization income of $206,000 and $152,000 for the three months ended March 31, 2025 and 2024, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)	Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table.

Net interest income increased $1.4 million, or 12.9%, to $12.6 million during the three months ended March 31, 2025 compared to $11.1 million during the three months ended March 31, 2024 primarily due to increased yields on our loan and securities portfolios as well as decreased cost of bowwowings as a larger portion of our investments were funded by deposits rather than borrowings. Additionally, there was a decrease in borrowing rates compared to the prior year period.

●	Interest income on loans increased $594,000, or 2.4%, to $25.1 million due primarily to a 29 basis point increase in average yield on loans as interest rates continued to increase.
●

Interest expense on retail time deposits increased $1.1 million, or 13.7%, to $8.8 million primarily due to the the increase in average balance of $79.1 million. Additionally, the average cost of retail time deposits increased by 14 basis points compared to the prior year period. Interest expense on brokered time deposits increased $1.1 million due to the addition of $97.0 million in brokered time deposits.

●

Interest expense on money market, savings, and escrow accounts increased $310,000, or 24.8%, to $1.6 million due primarily to a 31 basis point increase in average cost of money market, savings, and escrow accounts as rates increased to stay competitive in the market. Additionally, the average balance increased $19.5 million.

●

Interest expense on borrowings decreased $3.0 million, or 43.4%, to $3.8 million due to a $205.6 million decrease in the average balance of borrowings during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as we transitioned to more time deposits. Additionally, the average cost of borrowings decreased by 61 basis points as there were fed funds rate cuts over the past year.

Provision for Credit Losses

There was a negative provision for credit losses of $558,000 for the three months ended March 31, 2025 compared to a $67,000 provision for credit losses for the three months ended March 31, 2024. The $558,000 negative provision for credit losses consisted of a $354,000 negative provision related to loans and a negative provision related to unfunded commitments of $204,000 for the three months ended March 31, 2025. During the three months ended March 31, 2025, the decrease related to loans was primarily due to a decrease in historical losses used in the calculation, a decrease in loan balance, and an improvement in certain asset quality metrics. The decrease in provision related to unfunded commitments was primarily due to a decrease in the construction loans yet to be funded. We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

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

Noninterest Income

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$593	$424	$169	39.9%
Increase in cash surrender value of life insurance	481	348	133	38.2%
Mortgage banking income	15,728	20,068	(4,340)	(21.6)%
Other	295	408	(113)	(27.7)%
Total noninterest income	$17,097	$21,248	$(4,151)	(19.5)%

Total noninterest income decreased $4.2 million, or 19.5%, to $17.1 million during the three months ended March 31, 2025 compared to $21.2 million during the three months ended March 31, 2024.

●	The decrease in mortgage banking income was primarily the result of a decrease in gross margin on loans originated and a decrease in loan origination volumes. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Gross margin on loans originated and sold decreased 3.1% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2025 and 2024" above for additional discussion of the increase in mortgage banking income. Total loan origination volume on a consolidated basis decreased $90.0 million, or 18.8%, to $387.7 million during the three months ended March 31, 2025 compared to $477.8 million during the three months ended March 31, 2024.

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$17,047	$19,876	$(2,829)	(14.2)%
Occupancy, office furniture, and equipment	1,929	2,108	(179)	(8.5)%
Advertising	723	914	(191)	(20.9)%
Data processing	1,212	1,206	6	0.5%
Communications	235	226	9	4.0%
Professional fees	1,736	743	993	133.6%
Real estate owned	(10)	13	(23)	(176.9)%
Loan processing expense	920	1,046	(126)	(12.0)%
Other	2,558	1,418	1,140	80.4%
Total noninterest expenses	$26,350	$27,550	$(1,200)	(4.4)%

Total noninterest expenses decreased $1.2 million, or 4.4%, to $26.4 million during the three months ended March 31, 2025 compared to $27.6 million during the three months ended March 31, 2024.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $2.7 million, or 18.3%, to $12.1 million during the three months ended March 31, 2025. The decrease primarily related to decreased commission expense, branch manager pay, salary expense, and sign-on incentives driven by reduced employee headcount and a decrease in loan origination volumes and branch profitability.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $148,000, or 2.8%, to $5.2 million during the three months ended March 31, 2025. The decrease was primarily due to a decrease in health insurance expense as claims decreased.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $254,000 to $853,000 during the three months ended March 31, 2025, primarily resulting from decreased rent and depreciation expenses as underperforming branches were closed over the past year.
●	Occupancy, office furniture and equipment expense at the community banking segment increased $76,000 to $1.1 million during the three months ended March 31, 2025. The increase was due primarily to equipment maintenance and utility costs.
●	Professional fees increased $993,000 to $1.7 million during the three months ended March 31, 2025. The increase was primarily related to legal services and the finalization of a settlement related to a previously disclosed legal matter during the three months ended March 31, 2025.
●	Other noninterest expense increased $1.1 million, or 80.4%, to $2.6 million during the three months ended March 31, 2025. The increase primarily related to increased provision for branch losses and branch overhead at the mortgage banking segment.

Income Taxes

Income tax expense totaled $845,000 for the three months ended March 31, 2025 compared to $1.7 million during the three months ended March 31, 2024. Income tax expense was recognized on the statement of income during the three months ended March 31, 2025 at an effective rate of 21.8% of pretax income and during the three months ended March 31, 2024 at an effective rate of 36.3% of pretax income. The decrease in the effective rate related to one time charge to state income tax in 2024 for the establishment of a valuation allowance a Wisconsin state income deferred tax asset.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets – Total assets decreased by $34.2 million, or 1.5%, to $2.18 billion at March 31, 2025 from $2.21 billion at December 31, 2024. The decrease in total assets primarily reflects decrease in loans receivable and loans held for sale. The decrease in total assets reflects the decrease in borrowings.

Cash and Cash Equivalents – Cash and cash equivalents increased $3.5 million, or 8.9%, to $43.3 million at March 31, 2025, compared to $39.8 million at December 31, 2024. The increase in cash and cash equivalents primarily reflects the increase of funding sources from deposits and advance payments by borrowers for taxes.

Securities Available for Sale – Securities available for sale increased $5.1 million to $213.6 million at March 31, 2025. The increase was primarily due to the purchases of securities exceeding paydowns and maturities and an increase in fair value as longer term interest rates decreased compared to the prior year period.

Loans Held for Sale - Loans held for sale decreased $19.6 million to $116.3 million at March 31, 2025 due to a decrease in purchase activity as interest rates and affordable housing inventory constraints continue to slow activity.

Loans Receivable - Loans receivable held for investment decreased $17.1 million to $1.66 billion at March 31, 2025. The decrease in total loans receivable was primarily attributable to decreases in each of the multi-family, construction, and home equity loan categories offset by increases in the one-to-four family, commercial real estate, and commercial loan categories.

The following table shows loan originations during the periods indicated.

	For the
	Three months ended March 31,
	2025	2024
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$1,758	$10,772
Multi-family	20,073	7,370
Home equity	785	954
Construction and land	945	17,851
Commercial real estate	5,346	1,843
Total real estate loans originated for investment	28,907	38,790
Consumer loans originated for investment	-	-
Commercial business loans originated for investment	543	520
Total loans originated for investment	$29,450	$39,310

Allowance for Credit Losses - Loans - The allowance for credit losses decreased to $17.9 million at March 31, 2025.  There was a $354,000 negative provision for credit losses - loans for the three months ended March 31, 2025. The negative provision for credit losses related to loans decreased primarily due to a decrease in historical losses used in the calculation and decreases in certain qualitative factors. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses. Additionally, net recoveries totaled $11,000 for the three months ended March 31, 2025.

Prepaid expenses and other assets – Total prepaid expenses and other assets decreased $4.5 million to $43.8 million at March 31, 2025. The decrease was primarily due to decreases in back-to-back loan swap fair value adjustment and the deferred tax asset for unrealized losses as long term interest rates decreased.

Deposits – Total deposits increased $21.3 million to $1.38 billion at March 31, 2025.  The increase was driven by increases of $9.3 million in time deposits and $13.0 million in money market and savings deposits offset by a decrease of $932,000 in demand deposits.

Borrowings – Total borrowings decreased $50.7 million, or 11.3%, to $395.9 million at March 31, 2025.  The community banking segment decreased its short-term FHLB borrowings by $99.4 million and increased its long-term borrowings by $40.0 million.  External short-term borrowings at the mortgage banking segment increased a total of $8.7 million at March 31, 2025 from December 31, 2024.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $7.0 million to $12.6 million at March 31, 2025. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $14.1 million to $44.3 million at March 31, 2025. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition, and these amounts remain classified as other liabilities until settled. The decrease was also due to decrease in back-to-back loan swap fair value adjustment as long-term interest rates decreased.

Shareholders’ Equity – Shareholders' equity increased $2.2 million to $341.4 million at March 31, 2025.  Shareholders' equity increased primarily due an increase in the fair value of the securities portfolio.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2025	2024
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$7,149	$5,515
Over four-family	-	-
Home equity	148	150
Construction and land	-	-
Commercial real estate	126	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	7,423	5,665

Real estate owned
One- to four-family	-	370
Construction and land	135	145
Total real estate owned	135	515
Total nonperforming assets	$7,558	$6,180

Total non-accrual loans to total loans, net	0.45%	0.34%
Total non-accrual loans to total assets	0.34%	0.26%
Total nonperforming assets to total assets	0.35%	0.28%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Three Months
	Ended March 31,
	2025	2024
	(In Thousands)

Balance at beginning of period	$5,665	$4,808
Additions	2,316	745
Transfers to real estate owned	-	-
Charge-offs	-	-
Returned to accrual status	(473)	(105)
Principal paydowns and other	(85)	(576)
Balance at end of period	$7,423	$4,872

Total non-accrual loans increased by $1.8 million, or 31.0%, to $7.4 million as of March 31, 2025 compared to $5.7 million as of December 31, 2024.  The ratio of non-accrual loans to total loans receivable was 0.45% at March 31, 2025 and 0.34% at December 31, 2024.  During the three months ended March 31, 2025, $2.3 million in loans were placed on non-accrual status. Offsetting this activity, $599,000 in loans returned to accrual status and $70,000 in principal payments were received during the three months ended March 31, 2025.

Of the $7.4 million in total non-accrual loans as of March 31, 2025, $4.2 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans and there were no specific reserves as of March 31, 2025.  The remaining $3.2 million of non-accrual loans were reviewed on an aggregate basis as of March 31, 2025.

The outstanding principal balance of our five largest non-accrual loans as of March 31, 2025 totaled $2.9 million, which represents 39.2% of total non-accrual loans as of that date.  The loans held for investment at the mortgage segment were reviewed on an aggregate basis.

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

As of March 31, 2025 and December 31, 2024, there were no loans 90 or more days past due and still accruing interest.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At March 31,	At December 31,
	2025	2024
	(Dollars in Thousands)

Loans past due less than 90 days	$5,116	$11,137
Loans past due 90 days or more	6,106	3,985
Total loans past due	$11,222	$15,122

Total loans past due to total loans receivable	0.67%	0.90%

Past due loans decreased by $3.9 million, or 25.8%, to $11.2 million at March 31, 2025 from $15.1 million at December 31, 2024.  Loans past due less than 90 days decreased by $6.0 million, or 54.1%, primarily due to a decrease in the one-to four-family loan category. Loans past due 90 days or more increased by $2.1 million, or 53.2%, primarily in the one- to four-family loan category during the three months ended March 31, 2025.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Three Months
	Ended March 31,
	2025	2024
	(Dollars in Thousands)

Balance at beginning of period	$18,247	$18,549
Provision (credit) for credit losses - loans	(354)	(3)
Charge-offs:
Mortgage
One- to four-family	-	3
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	21	8
Commercial	-	-
Total charge-offs	21	11
Recoveries:
Mortgage
One- to four-family	32	10
Multi family	-	2
Home Equity	-	-
Commercial real estate	1	1
Construction and land	-	1
Consumer	-	-
Commercial	-	-
Total recoveries	33	14
Net charge-offs (recoveries)	(12)	(3)
Allowance for credit losses - loans at end of period	$17,905	$18,549

Ratios:
Allowance for credit losses to non-accrual loans at end of period	241.21%	380.73%
Allowance for credit losses to loans receivable at end of period	1.08%	1.11%
Net recoveries to average loans outstanding (annualized)	(0.00)%	0.00%
Current year provision (credit) for credit losses - loans to net recoveries	(2,950.00%)	(100.00)%
Net recoveries (annualized) to beginning of the year allowance	(0.09)%	(0.07)%

The allowance for credit losses - loans was $17.9 million at March 31, 2025 and $18.2 million at December 31, 2024.  During the three months ended March 31, 2025, there was a $354,000 negative provision for credit losses. Additionally, net recoveries totaled $11,000 for the three months ended March 31, 2025.

We had net recoveries of $11,000, or less than 0.01% of average loans annualized, for the three months ended March 31, 2025, compared to net recoveries of $3,000, or less than 0.01% of average loans annualized, for the three months ended March 31, 2024.

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

During the three months ended March 31, 2025, primary uses of cash and cash equivalents included: $387.7 million in funding loans held for sale, $10.2 million for purchases of mortgage related securities, $90.7 million for payoffs of short-term borrowings, $40.0 million for payoffs of long-term borrowings, $2.7 million for cash dividends paid, and $3.2 million for purchases of our common stock.

During the three months ended March 31, 2025, primary sources of cash and cash equivalents included: $422.9 million in proceeds from the sale of loans held for sale, $80.0 million in long-term borrowings, $5.7 million in principal repayments on mortgage related securities, $21.3 million for increase in deposits, $17.1 million for decrease in loans held for investment, $2.6 million in maturities of debt securities, $1.9 million in repurchased FHLB stock, $2.2 million in exercised stock options, and $3.0 million in net income.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2025 and 2024, respectively, $43.3 million and $45.7 million of our assets were invested in cash and cash equivalents. At March 31, 2025, cash and cash equivalents were comprised of the following: $37.5 million in cash held at the Federal Reserve Bank and other depository institutions and $5.6 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, advances from the FHLB and the Federal Reserve, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2025, we had $190.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, 2029, and 2030.  See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining call option details of our FHLB long-term debt.

The Company had approximately $342.7 million of uninsured deposits for approximately 1,430 customers as of March 31, 2025. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limits.

At March 31, 2025, we had outstanding commitments to originate loans receivable of $19.0 million.  In addition, at March 31, 2025, we had unfunded commitments under construction loans of $64.5 million, unfunded commitments under business lines of credit of $13.2 million and unfunded commitments under home equity lines of credit and standby letters of credit of $12.8 million.  At March 31, 2025, certificates of deposit scheduled to mature in one year or less totaled $845.7million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At March 31, 2025, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $14.6 million.

Capital

Shareholders' equity increased $2.2 million to $341.4 million at March 31, 2025. Shareholders' equity increased primarily due to the increase in valuations of our mortgage related securities.

The Company's Board of Directors authorized a 2,000,000 share stock repurchase program in the second quarter of 2024. As of March 31, 2025, the Company has approximately 1.4 million shares remaining in the plan.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At March 31, 2025, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended March 31, 2025, we entered into $80.0 million of new long-term debt, paid down $40.0 in existing long-term debt, and repaid $90.1 million of short-term debt.

See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining maturities of our FHLB long-term debt.

Our commitments, contingent liabilities, and off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2025 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of March 31, 2025
Dollar Change	$(7,954)	$(4,481)	$(2,345)	$1,447
Percentage Change	(15.11)%	(8.51)%	(4.46)%	2.75%

At March 31, 2025, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 7.08% while a 100 basis point decrease in rates had the effect of increasing net interest income by 7.86%.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Following are the Company’s monthly common stock repurchases during the first quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
January 1, 2025 - January 31, 2025	140,071	$13.05	140,071	1,517,023
February 1, 2025 - February 28, 2025	11,906	14.00	11,906	1,505,117
March 1, 2025 - March 31, 2025	85,299	13.81	85,299	1,419,818
Total	237,276	$13.37	237,276	1,419,818

(a)

On April 23, 2024, the Board of Directors announced the termination of the then-existing stock repurchase plan and authorized the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 8, 2025
/s/ William F. Bruss
William F. Bruss
Chief Executive Officer Principal Executive Officer
Date: May 8, 2025
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer