Form 10-Q
period 2025-06-30
Waterstone Financial, Inc.
filed 2025-08-07
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 18,679,165 at July 31, 2025.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2025	December 31, 2024
	(In Thousands, except share and per share data)
Assets
Cash	$63,178	$35,182
Federal funds sold	7,465	4,302
Interest-earning deposits in other financial institutions and other short term investments	280	277
Cash and cash equivalents	70,923	39,761
Securities available for sale, at fair value (cost: 2025—$238,362; 2024—$232,630)	218,757	208,549
Loans held for sale, at fair value	161,826	135,909
Loans receivable	1,664,273	1,680,576
Less: Allowance for credit losses ("ACL") - loans	17,800	18,247
Loans receivable, net	1,646,473	1,662,329

Office properties and equipment, net	18,874	19,389
Federal Home Loan Bank stock, at cost	20,349	20,295
Cash surrender value of life insurance	76,287	74,612
Real estate owned, net	85	505
Prepaid expenses and other assets	42,986	48,259
Total assets	$2,256,560	$2,209,608

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$174,506	$171,115
Money market and savings deposits	320,881	283,243
Time deposits	889,320	905,539
Total deposits	1,384,707	1,359,897

Borrowings	465,726	446,519
Advance payments by borrowers for taxes	21,083	5,630
Other liabilities	43,553	58,427
Total liabilities	1,915,069	1,870,473
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock (par value $.01 per share) authorized - 50,000,000 shares at June 30, 2025 and at December 31, 2024, no shares issued	-	-
Common stock (par value $.01 per share) authorized - 100,000,000 shares at June 30, 2025 and at December 31, 2024, issued and outstanding - 18,776,229 at June 30, 2025 and 19,343,251 at December 31, 2024	188	193
Additional paid-in capital	84,106	91,214
Retained earnings	282,578	277,196
Unearned ESOP shares	(10,089)	(10,682)
Accumulated other comprehensive loss, net of taxes	(15,292)	(18,786)
Total shareholders’ equity	341,491	339,135
Total liabilities and shareholders’ equity	$2,256,560	$2,209,608

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In Thousands, except per share amounts)

Interest income:
Loans	$25,875	$25,601	$50,953	$50,085
Mortgage-related securities	1,253	$1,125	2,444	2,223
Debt securities, federal funds sold and short-term investments	1,557	1,294	3,043	2,617
Total interest income	28,685	28,020	56,440	54,925
Interest expense:
Deposits	10,967	9,716	22,299	18,686
Borrowings	4,010	7,625	7,857	14,423
Total interest expense	14,977	17,341	30,156	33,109
Net interest income	13,708	10,679	26,284	21,816
Provision (credit) for credit losses	(9)	(225)	(567)	(158)
Net interest income after provision (credit) for credit losses	13,717	10,904	26,851	21,974
Noninterest income:
Service charges on loans and deposits	413	465	1,006	889
Increase in cash surrender value of life insurance	1,014	804	1,495	1,152
Mortgage banking income	22,559	24,838	38,287	44,906
Other	343	390	638	798
Total noninterest income	24,329	26,497	41,426	47,745
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	21,121	21,762	38,168	41,638
Occupancy, office furniture, and equipment	1,753	2,029	3,682	4,137
Advertising	746	987	1,469	1,901
Data processing	1,313	1,242	2,525	2,448
Communications	257	240	492	466
Professional fees	500	758	2,236	1,501
Real estate owned	(8)	1	(18)	14
Loan processing expense	817	861	1,737	1,907
Other	1,878	2,379	4,436	3,797
Total noninterest expenses	28,377	30,259	54,727	57,809
Income before income taxes	9,669	7,142	13,550	11,910
Income tax expense	1,942	1,430	2,787	3,160
Net income	$7,727	$5,712	$10,763	$8,750
Income per share:
Basic	$0.43	$0.31	$0.59	$0.47
Diluted	$0.43	$0.31	$0.59	$0.47
Weighted average shares outstanding:
Basic	17,989	18,524	18,127	18,772
Diluted	18,004	18,568	18,143	18,802

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Net income	$7,727	$5,712	$10,763	$8,750

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available for sale securities:
Net unrealized holding gain (loss) arising during the period, net of tax (expense) benefit of $(323), $134, $(982) and $539, respectively	1,146	(654)	3,494	(1,923)
Total other comprehensive income (loss)	1,146	(654)	3,494	(1,923)
Comprehensive income	$8,873	$5,058	$14,257	$6,827

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the six months ended June 30, 2024
Balances at December 31, 2023	20,315	$203	$103,908	$269,606	$(11,869)	$(17,792)	$344,056

Comprehensive income:
Net income	-	-	-	8,750	-	-	8,750
Other comprehensive loss	-	-	-	-	-	(1,923)	(1,923)
Total comprehensive income							6,827

ESOP shares committed to be released to plan participants	-	-	57	-	593	-	650
Cash dividend, $0.30 per share	-	-	-	(5,578)	-	-	(5,578)
Stock compensation activity, net of tax	67	1	-	-	-	-	1
Stock compensation expense	-	-	106	-	-	-	106
Purchase of common stock returned to authorized but unissued	(903)	(9)	(11,107)	-	-	-	(11,116)
Balances at June 30, 2024	19,479	$195	$92,964	$272,778	$(11,276)	$(19,715)	$334,946

For the six months ended June 30, 2025
Balances at December 31, 2024	19,343	$193	$91,214	$277,196	$(10,682)	$(18,786)	$339,135

Comprehensive income:
Net income	-	-	-	10,763	-	-	10,763
Other comprehensive income	-	-	-	-	-	3,494	3,494
Total comprehensive income							14,257

ESOP shares committed to be released to plan participants	-	-	101	-	593	-	694
Cash dividend, $0.30 per share	-	-	-	(5,381)	-	-	(5,381)
Stock compensation activity, net of tax	178	2	2,263	-	-	-	2,265
Stock compensation expense	-	-	188	-	-	-	188
Purchase of common stock returned to authorized but unissued	(745)	(7)	(9,660)	-	-	-	(9,667)
Balances at June 30, 2025	18,776	$188	$84,106	$282,578	$(10,089)	$(15,292)	$341,491

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the three months ended June 30, 2024
Balances at March 31, 2024	19,910	$199	$98,610	$269,827	$(11,572)	$(19,061)	$338,003

Comprehensive income:
Net Income				5,712	-	-	5,712
Other comprehensive loss	-	-	-	-	-	(654)	(654)
Total comprehensive income	-	-	-				5,058

ESOP shares committed to be released to Plan participants	-	-	19	-	296	-	315
Cash dividend, $0.15 per share	-	-	-	(2,761)	-	-	(2,761)
Stock compensation activity, net of tax	50	1	-	-	-	-	1
Stock compensation expense	-	-	100	-	-	-	100
Purchase of common stock returned to authorized but unissued	(481)	(5)	(5,765)	-	-	-	(5,770)
Balances at June 30, 2024	19,479	$195	$92,964	$272,778	$(11,276)	$(19,715)	$334,946

	(In Thousands, except per share amounts)
For the three months ended June 30, 2025
Balances at March 31, 2025	19,281	193	90,470	277,521	(10,386)	(16,438)	341,360
Comprehensive income:
Net income	-	-	-	7,727	-	-	7,727
Other comprehensive income	-	-	-	-	-	1,146	1,146
Total comprehensive income							8,873

ESOP shares committed to be released to Plan participants	-	-	(13)	-	297	-	284
Cash dividend, $0.15 per share	-	-	-	(2,670)	-	-	(2,670)
Stock compensation activity, net of tax	3	-	32	-	-	-	32
Stock compensation expense	-	-	106	-	-	-	106
Purchase of common stock returned to authorized but unissued	(508)	(5)	(6,489)	-	-	-	(6,494)
Balances at June 30, 2025	18,776	$188	$84,106	$282,578	$(10,089)	$(15,292)	$341,491

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2025	2024
	(In Thousands)

Operating activities:
Net income	$10,763	$8,750
Adjustments to reconcile net income to net cash used in operating activities:
Provision (credit) for credit losses	(567)	(158)
Depreciation, amortization, accretion	1,271	1,119
Deferred taxes	473	160
Stock based compensation	188	106
Origination of mortgage servicing rights	(306)	(432)
Gain on sale of loans held for sale	(37,907)	(44,052)
Loans originated for sale	(976,701)	(1,106,930)
Proceeds on sales of loans originated for sale	988,691	1,093,219
(Increase) decrease in accrued interest receivable	243	(178)
Increase in cash surrender value of life insurance	(1,495)	(1,152)
Decrease (increase) in derivative assets	3,486	(2,061)
Increase in accrued interest on deposits and borrowings	773	3,022
Increase in accrued taxes	1,239	2,239
Gain on sale of mortgage servicing rights	-	(152)
(Decrease) increase in derivative liabilities	(2,970)	867
Decrease (increase) in other assets	90	(322)
Increase (decrease) in other liabilities	1,024	(3,501)
Net cash used in operating activities	(11,705)	(49,456)

Investing activities:
Net decrease (increase) in loans receivable	16,375	(14,541)
Purchases of:
Debt securities	(4,856)	(4,000)
Mortgage related securities	(18,423)	(9,683)
Bank Owned Life Insurance	(180)	(180)
FHLB stock	(2,105)	(2,340)
Premises and equipment	(324)	(551)
Proceeds from:
Principal repayments on mortgage-related securities	12,307	10,737
Maturities of debt securities	5,595	4,223
FHLB Stock Repurchased	2,051	-
Sales of mortgage servicing rights	-	2,110
Net cash provided by (used in) investing activities	10,440	(14,225)

Financing activities:
Net increase in deposits	24,810	33,299
Net change in short-term borrowings	(40,793)	104,770
Repayment of long-term debt	(40,000)	(145,000)
Proceeds from long-term debt	100,000	90,000
Net change in advance payments by borrowers for taxes	1,284	2,383
Cash dividends on common stock	(5,472)	(5,761)
Purchase of common stock returned to authorized but unissued	(9,667)	(11,116)
Proceeds from stock option exercises	2,265	1
Net cash provided by financing activities	32,427	68,576
Increase in cash and cash equivalents	31,162	4,895
Cash and cash equivalents at beginning of period	39,761	36,421
Cash and cash equivalents at end of period	$70,923	$41,316

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$1,075	$454
Interest payments	30,929	36,131
Noncash activities:
Dividends declared but not paid in other liabilities	2,903	2,980

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

Wauwatosa Investments, Inc. operates in Nevada and owns and manages the majority of the consolidated investment portfolio. The investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds and municipal obligations.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2024 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three and six months ended June 30, 2025 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	June 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$11,969	$2	$(1,475)	$10,496
Collateralized mortgage obligations:
Government sponsored enterprise issued	157,483	490	(15,958)	142,015
Private-label issued	6,499	-	(580)	5,919
Mortgage-related securities	175,951	492	(18,013)	158,430

Government sponsored enterprise bonds	2,500	-	(15)	2,485
Municipal securities	49,911	441	(1,310)	49,042
Other debt securities	10,000	-	(1,200)	8,800
Debt securities	62,411	441	(2,525)	60,327
Total	$238,362	$933	$(20,538)	$218,757

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$11,285	$-	$(1,674)	$9,611
Collateralized mortgage obligations
Government sponsored enterprise issued	151,200	77	(19,541)	131,736
Private-label issued	7,122	-	(722)	6,400
Mortgage related securities	169,607	77	(21,937)	147,747

Government sponsored enterprise bonds	2,500	-	(60)	2,440
Municipal securities	48,023	383	(1,330)	47,076
Other debt securities	12,500	-	(1,214)	11,286
Debt securities	63,023	383	(2,604)	60,802
Total	$232,630	$460	$(24,541)	$208,549

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At June 30, 2025, $84,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At  December 31, 2024, $114,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2025 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$5,555	$5,545
Due after one year through five years	14,252	13,148
Due after five years through ten years	18,964	18,420
Due after ten years	23,640	23,214
Mortgage-related securities	175,951	158,430
Total	$238,362	$218,757

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$1,590	$17	$8,711	$1,458	$10,301	$1,475
Collateralized mortgage obligations:
Government sponsored enterprise issued	5,669	62	91,546	15,896	97,215	15,958
Private-label issued	-	-	5,017	580	5,017	580
Government sponsored enterprise bonds	-	-	2,485	15	2,485	15
Municipal securities	16,785	322	4,474	988	21,259	1,310
Other debt securities	-	-	8,800	1,200	8,800	1,200
Total	$24,044	$401	$121,033	$20,137	$145,077	$20,538

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$346	$9	$9,193	$1,665	$9,539	$1,674
Collateralized mortgage obligations:
Government sponsored enterprise issued	21,145	330	95,587	19,211	116,732	19,541
Private-label issued	-	-	5,445	722	5,445	722
Government sponsored enterprise bonds	-	-	2,440	60	2,440	60
Municipal securities	20,005	334	5,063	996	25,068	1,330
Other debt securities	-	-	11,286	1,214	11,286	1,214
Total	$41,496	$673	$129,014	$23,868	$170,510	$24,541

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 159 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2025 and December 31, 2024, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three and six months ended June 30, 2025 and June 30, 2024, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$503,343	$516,128
Multi-family	725,352	741,428
Home equity	13,362	13,188
Construction and land	69,760	61,427
Commercial real estate	321,977	313,494
Consumer	828	825
Commercial loans	29,651	34,086
Total	$1,664,273	$1,680,576

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

Qualifying loans receivable totaling $1.23 billion and $1.23 billion at June 30, 2025 and December 31, 2024, respectively, were pledged as collateral against $452.2 million and $443.6 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at June 30, 2025 and December 31, 2024.

An analysis of past due loans receivable as of June 30, 2025 and December 31, 2024 follows:

	As of June 30, 2025
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$3,800	$1,008	$6,085	$10,893	$492,450	$503,343
Multi-family	246	-	182	428	724,924	725,352
Home equity	-	76	14	90	13,272	13,362
Construction and land	-	-	-	-	69,760	69,760
Commercial real estate	-	-	75	75	321,902	321,977
Consumer	-	-	-	-	828	828
Commercial loans	13	-	-	13	29,638	29,651
Total	$4,059	$1,084	$6,356	$11,499	$1,652,774	$1,664,273

	As of December 31, 2024
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$9,107	$1,405	$3,955	$14,467	$501,661	$516,128
Multi-family	183	-	-	183	741,245	741,428
Home equity	194	-	30	224	12,964	13,188
Construction and land	-	-	-	-	61,427	61,427
Commercial real estate	248	-	-	248	313,246	313,494
Consumer	-	-	-	-	825	825
Commercial loans	-	-	-	-	34,086	34,086
Total	$9,732	$1,405	$3,985	$15,122	$1,665,454	$1,680,576

(1)   Includes $593,000 and $522,000 at June 30, 2025 and December 31, 2024, respectively, which are on non-accrual status.

(2)   Includes $ - and $1.1 million  June 30, 2025 and December 31, 2024, respectively, which are on non-accrual status.

(3)   Includes $1.2 million and $28,000 at  June 30, 2025 and December 31, 2024, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2025 and the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2024:

	One- to Four-Family	Multi-Family	Home Equity	Land and Construction	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Six months ended June 30, 2025
Balance at beginning of period	$5,286	$7,079	$212	$1,205	$3,920	$79	$466	$18,247
Provision (credit) for credit losses - loans	(213)	(424)	(15)	(26)	267	15	(73)	(469)
Charge-offs	-	-	-	-	-	(25)	-	(25)
Recoveries	37	-	-	2	-	8	-	47
Balance at end of period	$5,110	$6,655	$197	$1,181	$4,187	$77	$393	$17,800

Six months ended June 30, 2024
Balance at beginning of period	$6,886	$7,318	$211	$983	$2,561	$56	$534	$18,549
Provision (credit) for credit losses - loans	(1,062)	(47)	62	243	664	20	(26)	(146)
Charge-offs	(3)	-	-	-	-	(12)	-	(15)
Recoveries	17	5	-	2	2	-	-	26
Balance at end of period	$5,838	$7,276	$273	$1,228	$3,227	$64	$508	$18,414

	One to-Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended June 30, 2025
Balance at beginning of period	$4,979	$6,938	$193	$1,042	$4,173	$77	$503	$17,905
Provision (credit) for credit losses - loans	126	(283)	4	138	14	(4)	(110)	(115)
Charge-offs	-	-	-	-	-	(4)	-	(4)
Recoveries	5	-	-	1	-	8	-	14
Balance at end of period	$5,110	$6,655	$197	$1,181	$4,187	$77	$393	$17,800

Three months ended June 30, 2024
Balance at beginning of period	$6,609	$7,367	$229	$1,111	$2,610	$55	$568	$18,549
Provision (credit) for credit losses - loans	(778)	(94)	44	116	616	13	(60)	(143)
Charge-offs	-	-	-	-	-	(4)	-	(4)
Recoveries	7	3	-	1	1	-	-	12
Balance at end of period	$5,838	$7,276	$273	$1,228	$3,227	$64	$508	$18,414

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments were $1.1 million and $1.2 million at  June 30, 2025 and  December 31, 2024, respectively.

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

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In Thousands)
Provision (credit) for credit losses on:
Loans	$(115)	$(143)	$(469)	$(146)
Unfunded commitments	106	(82)	(98)	(12)
Investment securities	-	-	-	-
Total	$(9)	$(225)	$(567)	$(158)

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

The following tables present collateral dependent loans by portfolio segment as of June 30, 2025 and  December 31, 2024:

	June 30, 2025	December 31, 2024
	(In Thousands)
Collateral dependent loans
Residential real estate:
One- to four-family	$5,025	$3,323
Multi family	182	-
Home equity	196	150
Construction and land	-	-
Commercial real estate	11,493	5,015
Consumer	-	-
Commercial loans	1,471	1,605
Total loans receivable	$18,367	$10,093

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of June 30, 2025 and December 31, 2024:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At June 30, 2025
Substandard	$7,672	$182	$196	$-	$11,694	$-	$1,520	$21,264
Watch	8,845	-	-	141	602	-	-	9,588
Pass	486,826	725,170	13,166	69,619	309,681	828	28,131	1,633,421
	$503,343	$725,352	$13,362	$69,760	$321,977	$828	$29,651	$1,664,273

At December 31, 2024
Substandard	$5,515	$-	$150	$-	$11,721	$-	$1,605	$18,991
Watch	9,675	183	-	143	743	-	75	10,819
Pass	500,938	741,245	13,038	61,284	301,030	825	32,406	1,650,766
	$516,128	$741,428	$13,188	$61,427	$313,494	$825	$34,086	$1,680,576

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of June 30, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$9,621	$30,246	$162,336	$148,639	$39,486	$96,086	$412	$486,826
Watch	6,566	75	894	705	-	605	-	8,845
Substandard	2,257	894	610	1,076	-	2,835	-	7,672
Total	18,444	31,215	163,840	150,420	39,486	99,526	412	503,343

Multi-family
Pass	51,784	72,954	122,569	174,469	128,173	174,848	373	$725,170
Watch	-	-	-	-	-	-	-	-
Substandard	182	-	-	-	-	-	-	182
Total	51,966	72,954	122,569	174,469	128,173	174,848	373	725,352

Home equity
Pass	146	366	463	1,553	70	284	10,284	$13,166
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	15	14	-	167	196
Total	146	366	463	1,568	84	284	10,451	13,362

Construction and land
Pass	809	43,146	25,648	-	-	-	16	$69,619
Watch	-	-	-	141	-	-	-	141
Substandard	-	-	-	-	-	-	-	-
Total	809	43,146	25,648	141	-	-	16	69,760

Commercial Real Estate
Pass	25,573	63,543	63,066	47,487	56,580	51,716	1,716	$309,681
Watch	-	202	-	400	-	-	-	602
Substandard	11,385	75	234	-	-	-	-	11,694
Total	36,958	63,820	63,300	47,887	56,580	51,716	1,716	321,977

Consumer
Pass	-	-	-	-	-	-	828	$828
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	828	828

Commercial
Pass	859	744	16,651	981	435	1,887	6,574	$28,131
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	70	-	-	1,450	1,520
Total	859	744	16,651	1,051	435	1,887	8,024	29,651

Total Loans	$109,182	$212,245	$392,471	$375,536	$224,758	$328,261	$21,820	$1,664,273

Gross charge-offs	$-	$-	$-	$-	$-	$-	$25	$25

The following table presents total loans by risk categories and year of origination as of December 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$33,349	$172,934	$146,069	$41,704	$26,323	$79,948	$611	$500,938
Watch	7,504	106	1,286	-	72	707	-	9,675
Substandard	1,673	815	453	-	-	2,574	-	5,515
Total	42,526	173,855	147,808	41,704	26,395	83,229	611	516,128

Multi-family
Pass	81,119	138,231	196,939	125,252	108,779	90,155	770	$741,245
Watch	-	183	-	-	-	-	-	183
Substandard	-	-	-	-	-	-	-	-
Total	81,119	138,414	196,939	125,252	108,779	90,155	770	741,428

Home equity
Pass	379	478	1,578	149	91	226	10,137	$13,038
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	16	14	-	-	120	150
Total	379	478	1,594	163	91	226	10,257	13,188

Construction and land
Pass	23,029	25,384	-	9,144	1,501	2,226	-	$61,284
Watch	-	-	143	-	-	-	-	143
Substandard	-	-	-	-	-	-	-	-
Total	23,029	25,384	143	9,144	1,501	2,226	-	61,427

Commercial Real Estate
Pass	63,660	66,980	51,175	58,574	30,699	29,289	653	$301,030
Watch	208	-	407	-	128	-	-	743
Substandard	11,484	237	-	-	-	-	-	11,721
Total	75,352	67,217	51,582	58,574	30,827	29,289	653	313,494

Consumer
Pass	-	-	-	-	-	-	825	$825
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	825	825

Commercial
Pass	948	17,011	1,240	553	2,062	5,135	5,457	$32,406
Watch	-	-	-	-	-	-	75	75
Substandard	-	-	30	-	-	-	1,575	1,605
Total	948	17,011	1,270	553	2,062	5,135	7,107	34,086

Total Loans	$223,353	$422,359	$399,336	$235,390	$169,655	$210,260	$20,223	$1,680,576

There were no borrowers experiencing financial difficulty as of  June 30, 2025 and December 31, 2024.

There were no restructuring of financing receivables whose borrowers are experiencing financial difficulty during the three or six months ended June 30, 2025 or June 30, 2024.

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the three or six months ended June 30, 2025 or  June 30, 2024.

The following table presents data on non-accrual loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$7,673	$5,515
Multi-family	182	-
Home equity	140	150
Construction and land	-	-
Commercial real estate	201	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$8,196	$5,665
Total non-accrual loans to total loans receivable	0.49%	0.34%
Total non-accrual loans to total assets	0.36%	0.26%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $3.1 million and $1.9 million at  June 30, 2025 and  December 31, 2024, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Six months ended June 30,
	2025	2024
	(In Thousands)
Mortgage servicing rights at beginning of the period	$732	$1,811
Additions	306	432
Amortization	(81)	(187)
Sales	-	(1,958)
Mortgage servicing rights at end of the period	957	98
Valuation allowance (recorded) recovered during the period	(31)	307
Mortgage servicing rights at end of the period, net	$926	$405

The unpaid principal balance of loans serviced for others was $107.3 million and $83.4 million at June 30, 2025 and December 31, 2024, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $1.2 million at June 30, 2025 and $807,000 at  December 31, 2024, respectively.

During the three and six months ended  June 30, 2025, there were no sales of mortgage servicing rights. During the three and six months ended June 30, 2024, the Company sold mortgage servicing rights related to $233.0 million in loans receivable with a book value of $2.0 million for $2.1 million resulting in a gain on sale of $152,000.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ending December 31:
2025	$77
2026	169
2027	152
2028	135
2029	118
Thereafter	275
Total	$926

Note 5 — Deposits

At June 30, 2025 and December 31, 2024, the aggregate balance of uninsured time deposits of $250,000 or more was $174.2 million and $167.3 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at June 30, 2025 is as follows:

(In Thousands)

Within one year	$839,121
More than one to two years	46,615
More than two to three years	2,953
More than three to four years	418
More than four through five years	213
$889,320

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Bank. Such deposits amounted to $12.1 million and $11.3 million at June 30, 2025 and December 31, 2024, respectively.

Note 6 — Borrowings

Borrowings consist of the following:

	June 30, 2025		December 31, 2024
Category	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances
FHLB short-term advances	$242,201	4.24%	$293,553	4.41%
FHLB long-term advances maturing 2027	50,000	1.73%	80,000	2.39%
FHLB long-term advances maturing 2028	60,000	3.31%	-	-
FHLB long-term advances maturing 2029	60,000	3.48%	70,000	3.46%
FHLB long-term advances maturing 2030	40,000	3.21%	-	-
Total FHLB advances	452,201	3.65%	443,553	3.89%
Repurchase agreements	13,525	7.49%	2,966	7.49%
Total borrowings	$465,726	3.76%	$446,519	3.92%

The short-term repurchase agreement represents the outstanding portion of a total $50.0 million commitment with one unrelated bank as of June 30, 2025.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $13.5 million balance at June 30, 2025 and a $3.0 million balance at December 31, 2024.

The $242.2 million in FHLB short-term advances as of June 30, 2025 have fixed rates.

The $210.0 million in FHLB long-term advances as of June 30, 2025 have fixed rates. A total of $160.0 million in FHLB long-term advances have FHLB call options available.

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

At June 30, 2025, the Company had approximately $337.6 million in unused borrowing capacity at the FHLB.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 76% of the carrying value of unencumbered one- to four-family mortgage loans, 73% of the carrying value of multi-family loans and 62% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $20.3 million at June 30, 2025 and $20.3 million at  December 31, 2024, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of June 30, 2025, the Bank was considered well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of June 30, 2025 and December 31, 2024 are presented in the tables below:

	June 30, 2025
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$374,893	20.83%	$143,980	8.00%	$188,980	10.50%	N/A	N/A
Waterstone Bank	360,341	19.97%	144,350	8.00%	189,460	10.50%	180,441	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	355,948	19.78%	107,970	6.00%	152,960	8.50%	N/A	N/A
Waterstone Bank	341,396	18.92%	108,270	6.00%	153,380	8.50%	144,353	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	355,948	19.78%	80,980	4.50%	125,970	7.00%	N/A	N/A
Waterstone Bank	341,396	18.92%	81,200	4.50%	126,310	7.00%	117,287	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	355,948	19.78%	71,980	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	341,396	15.35%	88,960	4.00%	N/A	N/A	111,204	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	341,396	15.13%	135,390	6.00%	N/A	N/A	N/A	N/A

	December 31, 2024
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$376,624	20.90%	$144,162	8.00%	$189,213	10.50%	N/A	N/A
Waterstone Bank	365,634	20.29%	144,167	8.00%	189,220	10.50%	180,209	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	357,135	19.81%	108,168	6.00%	153,238	8.50%	N/A	N/A
Waterstone Bank	346,145	19.21%	108,126	6.00%	153,178	8.50%	144,168	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	357,135	19.81%	81,126	4.50%	126,196	7.00%	N/A	N/A
Waterstone Bank	346,145	19.21%	81,094	4.50%	126,147	7.00%	117,136	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	357,135	16.04%	89,061	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	346,145	15.55%	89,041	4.00%	N/A	N/A	111,301	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	346,145	15.68%	132,453	6.00%	N/A	N/A	N/A	N/A

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

	June 30, 2025	December 31, 2024
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$44,026	$19,052
Commitments to extend credit under home equity lines of credit (2)	11,075	11,531
Unused portion of construction loans (3)	53,074	72,753
Unused portion of business lines of credit	12,084	15,061
Standby letters of credit	1,991	399

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of  June 30, 2025 and  December 31, 2024. Please see Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $1.3 million as of  June 30, 2025 and $1.3 million as of  December 31, 2024.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

June 30, 2025
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$114.1	Other assets	$1.5	Other liabilities	$1.1
Interest rate locks	193.4	Other assets	-	Other liabilities	-
Interest rate swaps	140.9	Other assets	8.5	Other liabilities	8.5

December 31, 2024
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$171.6	Other assets	$0.6	Other liabilities	$-
Interest rate locks	136.2	Other assets	0.3	Other liabilities	-
Interest rate swaps	140.2	Other assets	12.6	Other liabilities	12.6

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

Interest Rate Swaps

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of June 30, 2025 and December 31, 2024, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon SOFR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of June 30, 2025 and December 31, 2024.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at June 30, 2025 and at December 31, 2024.

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

There were 217,000 and 539,000 antidilutive shares of common stock for the three months ended June 30, 2025 and 2024, respectively. There were 216,000 and 539,000 antidilutive shares of common stock for the six months ended  June 30, 2025 and 2024, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In Thousands, except per share amounts)

Net income	$7,727	$5,712	$10,763	$8,750

Weighted average shares outstanding	17,989	18,524	18,127	18,772
Effect of dilutive potential common shares	15	44	16	30
Diluted weighted average shares outstanding	$18,004	$18,568	$18,143	$18,802

Basic earnings per share	$0.43	$0.31	$0.59	$0.47
Diluted earnings per share	$0.43	$0.31	$0.59	$0.47

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

The following table presents information about our assets recorded in the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	June 30, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$10,496	$-	$10,496	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	142,015	-	142,015	-
Private-label issued	5,919	-	5,919	-
Government sponsored enterprise bonds	2,485	-	2,485	-
Municipal securities	49,042	-	49,042	-
Other debt securities	8,800	-	8,800	-
Loans held for sale	161,826	-	161,826	-
Mortgage banking derivative assets	1,484	-	-	1,484
Interest rate swap assets	8,502	-	8,502	-
Liabilities
Mortgage banking derivative liabilities	1,149	-	-	1,149
Interest rate swap liabilities	8,502	-	8,502	-

		Fair Value Measurements Using

	December 31, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$9,611	$-	$9,611	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	131,736	-	131,736	-
Private-label issued	6,400	-	6,400	-
Government sponsored enterprise bonds	2,440	-	2,440	-
Municipal securities	47,076	-	47,076	-
Other debt securities	11,286	-	11,286	-
Loans held for sale	135,909	-	135,909	-
Mortgage banking derivative assets	897	-	-	897
Interest rate swap assets	12,575	-	12,575	-
Liabilities
Mortgage banking derivative liabilities	46	-	-	46
Interest rate swap liabilities	12,575	-	12,575	-

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$595	$1,923	$851	$(30)
Mortgage derivative (loss) gain, net	(260)	(759)	(516)	1,194
Mortgage derivative, net balance at the end of the period	$335	$1,164	$335	$1,164

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about assets recorded in the consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$85	$-	$-	$85
Impaired MSR	7			7

		Fair Value Measurements Using
	December 31, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$505	$-	$-	$505

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2025 and  December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	June 30,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2025	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$335	Pricing models	Pull through rate	12.3%	99.4%	67.3%
Real estate owned	85	Market approach	Discount rates applied to appraisals	20.4%	20.4%	20.4%
Mortgage servicing rights	7	Pricing models	Prepayment rate	6.5%	17.7%	12.4%
			Discount rate	10.0%	12.5%	10.3%
			Cost to service	$83	$129	$90

	December 31,
	2024
Mortgage banking derivatives	$851	Pricing models	Pull through rate	13.7%	100.0%	66.3%
Real estate owned	505	Market approach	Discount rates applied to appraisals	32.4%	96.9%	79.6%

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	June 30, 2025					December 31, 2024
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$70,923	$70,923	$70,923	$-	$-	$39,761	$39,761	$39,761	$-	$-
Loans receivable	1,664,273	1,606,237	-	-	1,606,237	1,680,576	1,603,437	-	-	1,603,437
FHLB stock	20,349	20,349	20,349	-	-	20,295	20,295	20,295	-	-
Accrued interest receivable	7,610	7,610	7,610	-	-	7,853	7,853	7,853	-	-
Mortgage servicing rights	926	1,160	-	-	1,160	732	807	-	-	807

Financial Liabilities
Deposits	1,384,707	1,384,190	495,387	888,803	-	1,359,897	1,359,381	454,358	905,023	-
Advance payments by borrowers for taxes	21,083	21,083	21,083	-	-	5,630	5,630	5,630	-	-
Borrowings	465,726	440,349	-	440,349	-	446,519	439,455	-	439,455	-
Accrued interest payable	4,113	4,113	4,113	-	-	3,340	3,340	3,340	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at June 30, 2025 and December 31, 2024.

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

Mortgage Banking

The mortgage banking segment provides residential mortgage loans for the primary purpose of sale on the secondary market. Mortgage banking products and services are provided by offices in 28 states with the ability to lend in 48 states.

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

Presented below is the segment information:

	As of or for the three months ended June 30, 2025
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$13,640	$53	$15	$13,708
Provision (credit) for credit losses	(19)	10	-	(9)
Net interest income after provision (credit) for credit losses	13,659	43	15	13,717

Noninterest income:	1,686	22,643	-	24,329

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,027	16,312	(218)	21,121
Occupancy, office furniture and equipment	920	833	-	1,753
Advertising	219	527	-	746
Data processing	806	507	-	1,313
Communications	99	158	-	257
Professional fees	196	303	1	500
Real estate owned	(8)	-	-	(8)
Loan processing expense	-	817	-	817
Other	466	1,230	182	1,878
Total noninterest expenses	7,725	20,687	(35)	28,377
Income before income tax expense	7,620	1,999	50	9,669
Income tax expense	1,400	531	11	1,942
Net income	$6,220	$1,468	$39	$7,727

Total Assets	$2,480,038	$197,497	$(420,975)	$2,256,560

	As of or for the three months ended June 30, 2024
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$11,234	$(552)	$(3)	$10,679
Provision (credit) for credit losses	(279)	54	-	(225)
Net interest income (expense) after provision (credit) for credit losses	11,513	(606)	(3)	10,904

Noninterest income:	1,491	25,081	(75)	26,497

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,116	16,886	(240)	21,762
Occupancy, office furniture and equipment	983	1,046	-	2,029
Advertising	229	758	-	987
Data processing	687	549	6	1,242
Communications	72	168	-	240
Professional fees	177	569	12	758
Real estate owned	1	-	-	1
Loan processing expense	-	861	-	861
Other	672	1,641	66	2,379
Total noninterest expenses	7,937	22,478	(156)	30,259
Income before income tax expense	5,067	1,997	78	7,142
Income tax expense	718	684	28	1,430
Net income	$4,349	$1,313	$50	$5,712

Total Assets	$2,515,343	$262,326	$(488,055)	$2,289,614

	As of or for the six months ended June 30, 2025
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$26,043	$205	$36	$26,284
Provision (credit) for credit losses	(537)	(30)	-	(567)
Net interest income after provision (credit) for credit losses	26,580	235	36	26,851

Noninterest income:	3,034	38,374	18	41,426

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	10,239	28,366	(437)	38,168
Occupancy, office furniture and equipment	1,996	1,686	-	3,682
Advertising	390	1,079	-	1,469
Data processing	1,518	1,005	2	2,525
Communications	199	293	-	492
Professional fees	543	1,676	17	2,236
Real estate owned	(18)	-	-	(18)
Loan processing expense	-	1,737	-	1,737
Other	1,062	2,981	393	4,436
Total noninterest expenses	15,929	38,823	(25)	54,727
Income (loss) before income tax expense (benefit)	13,685	(214)	79	13,550
Income tax expense (benefit)	2,827	(57)	17	2,787
Net income (loss)	$10,858	$(157)	$62	$10,763

	As of or for the six months ended June 30, 2024
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (loss)	$22,832	$(1,093)	$77	$21,816
Provision (credit) for credit losses	(174)	16	-	(158)
Net interest income (expense) after provision (credit) for credit losses	23,006	(1,109)	77	21,974

Noninterest income:	2,481	45,409	(145)	47,745

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	10,476	31,642	(480)	41,638
Occupancy, office furniture and equipment	1,983	2,154	-	4,137
Advertising	403	1,498	-	1,901
Data processing	1,380	1,057	11	2,448
Communications	137	329	-	466
Professional fees	385	1,089	27	1,501
Real estate owned	14	-	-	14
Loan processing expense	-	1,907	-	1,907
Other	1,363	2,258	176	3,797
Total noninterest expenses	16,141	41,934	(266)	57,809
Income before income tax expense	9,346	2,366	198	11,910
Income tax expense	2,357	755	48	3,160
Net income	$6,989	$1,611	$150	$8,750

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

●	technological changes that may be more difficult or expensive than expected;
●	the ability of third-party providers to perform their obligations to us;
●	the effects of any federal government shutdown;
●	the effects of global or national war, conflict or acts of terrorism;
●	the ability of the U.S. Government to manage federal debt limits;
●	the imposition of tariffs or other domestic or international governmental policies;
●	significant increases in our loan losses;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
●	changes in our liquidity needs and access to wholesale funding; and
●	our ability to access low-cost funding.

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and six months ended June 30, 2025 and 2024 and the financial condition as of June 30, 2025 compared to the financial condition as of December 31, 2024.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and six months ended June 30, 2025 and 2024, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. The Company anticipates an insignificant impact to deferred tax assets and liabilities and to income taxes payable in the period of enactment. The Company continues to evaluate the impact the new legislation will have on the consolidated financial statements.

Significant Items

There were no significant items that impacted earnings for the three and six months ended June 30, 2025 and 2024.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended June 30, 2025 and 2024

Net income totaled $6.2 million for the three months ended June 30, 2025 compared to $4.3 million for the three months ended June 30, 2024. Net interest income increased $2.4 million to $13.6 million for the three months ended June 30, 2025 compared to $11.2 million for the three months ended June 30, 2024.  Interest expense on borrowings decreased $3.8 million as growth in time deposits allowed us to carry a lower average balance of FHLB advances.

There was a negative provision for credit losses of $19,000 for the three months ended June 30, 2025 compared to a negative provision for credit losses of $279,000 for the three months ended June 30, 2024. The negative provision for credit losses of $19,000 consisted of a $115,000 negative provision related to loans and $97,000 provision related to unfunded commitments for the three months ended June 30, 2025. The negative provision for credit losses related to funded loans of $125,000 for the quarter ended June 30, 2025 compared to a negative provision for credit losses related to funded loans of $197,000 for the quarter ended June 30, 2024. The current quarter decrease was primarily due to decreases in multifamily qualitative risk factors, offset by an increase in the single-family loan qualitative factors primarily related to increases in internal asset quality risk factors and an increase in construction loan balances. The provision for credit losses related to unfunded loan commitments was $106,000 for the quarter ended June 30, 2025 compared to a negative provision for credit losses related to unfunded loan commitments of $82,000 for the quarter ended June 30, 2024. The provision for credit losses related to unfunded loan commitments for the quarter ended June 30, 2025 was due primarily to an increase in the loans approved that are currently waiting to close compared to the prior quarter end.

Compensation, payroll taxes, and other employee benefits expense decreased $89,000 to $5.0 million compared to the quarter ending June 30, 2024 primarily due to a decrease in health insurance expense as claims decreased. Other noninterest expense decreased $206,000 to $466,000 as certain loan fees paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans decreased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2025 and 2024

Net income totaled $1.5 million for the three months ended June 30, 2025 compared to net income of $1.3 million for the three months ended June 30, 2024. We originated $588.8 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended June 30, 2025, which represents a decrease of $45.3 million, or 7.1%, from the $634.1 million originated during the three months ended June 30, 2024. The decrease in loan production volume was driven by a $47.9 million, or 8.1%, decrease in purchase products and was offset by a $2.6 million increase in refinance products. Total mortgage banking noninterest income decreased $2.4 million, or 9.7%, to $22.6 million during the three months ended June 30, 2025 compared to $25.1 million during the three months ended June 30, 2024.  The decrease in mortgage banking noninterest income was related to a 7.1% decrease in volume and a 2.5% decrease in gross margin on loans originated and sold for the three months ended June 30, 2025 compared to June 30, 2024.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing-retained basis. Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property comprised 91.7% of total originations during the three months ended June 30, 2025, compared to 92.7% of total originations during the three months ended June 30, 2024, respectively.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 42.4% and 57.6% of all loan originations, respectively, during the three months ended June 30, 2025, compared to 35.4% and 64.6% of all loan originations, respectively, during the three months ended June 30, 2024.

Total compensation, payroll taxes and other employee benefits decreased $574,000, or 3.4%, to $16.3 million for the three months ended June 30, 2025 compared to $16.9 million for the three months ended June 30, 2024. The decrease primarily related to decreased commission expense due to a decrease in loan origination volumes and salary expense due to reduced employee headcount and a offset by an increase in health insurance expense.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended June 30,
	2025	2024
	(Dollars In Thousands, except per share amounts)

Net income	$7,727	$5,712
Earnings per share - basic	0.43	0.31
Earnings per share - diluted	0.43	0.31
Annualized return on average assets	1.39%	1.02%
Annualized return on average equity	9.04%	6.84%

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

	Three months ended June 30,
	2025			2024
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,812,065	$25,875	5.73%	$1,859,608	$25,601	5.54%
Mortgage related securities(2)	173,220	1,253	2.90%	171,895	1,125	2.63%
Debt securities, federal funds sold and short-term investments(2) (3)	131,710	1,557	4.74%	107,992	1,294	4.82%
Total interest-earning assets	2,116,995	28,685	5.43%	2,139,495	28,020	5.27%

Noninterest-earning assets	105,382			104,019
Total assets	$2,222,377			$2,243,514

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$89,548	24	0.11%	$91,300	25	0.11%
Money market and savings accounts	320,908	1,656	2.07%	293,483	1,382	1.79%
Time deposits - retail	830,550	8,501	4.11%	758,252	8,309	4.41%
Time deposits -brokered	72,533	786	4.35%	-	-	-
Total interest-bearing deposits	1,313,539	10,967	3.35%	1,143,035	9,716	3.42%
Borrowings	437,784	4,010	3.67%	622,771	7,625	4.92%
Total interest-bearing liabilities	1,751,323	14,977	3.43%	1,765,806	17,341	3.95%

Noninterest-bearing liabilities
Noninterest-bearing deposits	85,665			93,637
Other noninterest-bearing liabilities	42,669			48,315
Total noninterest-bearing liabilities	128,334			141,952
Total liabilities	1,879,657			1,907,758
Equity	342,720			335,756
Total liabilities and equity	$2,222,377			$2,243,514

Net interest income / Net interest rate spread (4)		13,708	2.00%		10,740	1.32%
Net interest-earning assets (5)	$365,672			$373,689
Net interest margin (6)			2.60%			2.01%
Average interest-earning assets to average interest-bearing liabilities			120.88%			121.16%

__________

(1)	Interest income includes net deferred loan fee amortization (expense) income of ($55,000) and $166,000 for the three months ended June 30, 2025 and 2024, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 4.93% and 5.05% for the three months ended June 30, 2025 and 2024, respectively.

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

	Three months ended June 30,
	2025 versus 2024
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(801)	$1,075	$274
Mortgage related securities(3)	9	119	128
Other earning assets(3) (4)	285	(22)	263
Total interest-earning assets	(507)	1,172	665

Interest expense:
Demand accounts	-	(1)	(1)
Money market and savings accounts	136	138	274
Time deposits - retail	671	(479)	192
Time deposits - brokered	786	-	786
Total interest-bearing deposits	1,593	(342)	1,251
Borrowings	1,915	(5,530)	(3,615)
Total interest-bearing liabilities	3,508	(5,872)	(2,364)
Net change in net interest income	$(4,015)	$7,044	$3,029

______________

(1)	Interest income includes net deferred loan fee amortization (expense) income of ($55,000) and $166,000 for the three months ended June 30, 2025 and 2024, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 4.93% and 5.05% for the three months ended June 30, 2025 and 2024, respectively.

Net interest income increased $3.0 million, or 28.4%, to $13.7 million during the three months ended June 30, 2025 compared to $10.7 million during the three months ended June 30, 2024 primarily due to increased yields on our loan and securities portfolios as well as decreased cost of borrowings as a larger portion of our investments were funded by deposits rather than borrowings. Additionally, there was a decrease in borrowing rates compared to the prior year period.

●

Interest income on loans increased $274,000, or 1.1%, to $25.9 million due primarily to a 19 basis point increase in average yield on loans as interest rates continued to increase.  The increase was offset by a $47.5 million decrease on the average loans receivable and held for sales balance.

●

Interest expense on retail time deposits increased $192,000 , or 2.3%, to $8.5 million primarily due to the the increase in average balance of $72.3 million. This was partially offset by a 30 basis point decrease in average cost of retail time deposits compared to the prior year period. Interest expense on brokered time deposits increased $786,000 due to the addition of $72.5 million in average brokered time deposits.

●

Interest expense on money market, savings, and escrow accounts increased $274,000, or 19.8%, to $1.7 million due primarily to a 18 basis point increase in average cost of money market, savings, and escrow accounts as rates increased to stay attract new account openings. Additionally, the average balance increased $27.4 million.

●

Interest expense on borrowings decreased $3.6 million, or 47.4%, to $4.0 million due to a $185.0 million decrease in the average balance of borrowings during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as we transitioned to more time deposits and money market accounts. Additionally, the average cost of borrowings decreased by 125 basis points as there were fed funds rate cuts over the past year.

Provision for Credit Losses

There was a negative provision for credit losses of $9,000 for the three months ended June 30, 2025 compared to a negative $225,000 provision for credit losses for the three months ended June 30, 2024. The $9,000 negative provision for credit losses consisted of a $115,000 negative provision related to loans and a provision related to unfunded commitments of $106,000 for the three months ended June 30, 2025. During the three months ended June 30, 2025, the decrease was primarily due to decreases in multifamily qualitative risk factors, offset by an increase in the single-family loan qualitative factors primarily related to increases in internal asset quality risk factors and an increase in construction loan balances. The increase in provision for unfunded commitments was primarily due to an increase in the loans approved that are currently waiting to close compared to the prior quarter end. We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

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

Noninterest Income

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$413	$465	$(52)	(11.2)%
Increase in cash surrender value of life insurance	1,014	804	210	26.1%
Mortgage banking income	22,559	24,838	(2,279)	(9.2)%
Other	343	390	(47)	(12.1)%
Total noninterest income	$24,329	$26,497	$(2,168)	(8.2)%

Total noninterest income decreased $2.2 million, or 8.2%, to $24.3 million during the three months ended June 30, 2025 compared to $26.5 million during the three months ended June 30, 2024.

●	The decrease in mortgage banking income was primarily the result of a decrease in loan origination volumes and a decrease in gross margin on loans originated. Total loan origination volume on a consolidated basis decreased $40.2 million, or 6.4%, to $589.0 million during the three months ended June 30, 2025 compared to $629.2 million during the three months ended June 30, 2024. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Gross margin on loans originated and sold decreased 2.5% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2025 and 2024" above for additional discussion of the increase in mortgage banking income.

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$21,121	$21,762	$(641)	(2.9)%
Occupancy, office furniture, and equipment	1,753	2,029	(276)	(13.6)%
Advertising	746	987	(241)	(24.4)%
Data processing	1,313	1,242	71	5.7%
Communications	257	240	17	7.1%
Professional fees	500	758	(258)	(34.0)%
Real estate owned	(8)	1	(9)	(900.0)%
Loan processing expense	817	861	(44)	(5.1)%
Other	1,878	2,379	(501)	(21.1)%
Total noninterest expenses	$28,377	$30,259	$(1,882)	(6.2)%

Total noninterest expenses decreased $1.9 million, or 6.2%, to $28.4 million during the three months ended June 30, 2025 compared to $30.3 million during the three months ended June 30, 2024.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $574,000, or 3.4%, to $16.3 million during the three months ended June 30, 2025. The decrease primarily related to decreased commission expense due to a decrease in loan origination volumes and salary expense due to reduced employee headcount and a offset by an increase in health insurance expense.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $89,000, or 1.7%, to $5.0 million during the three months ended June 30, 2025. The decrease was primarily due to a decrease in health insurance expense as claims decreased.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $212,000 to $833,000 during the three months ended June 30, 2025, primarily resulting from decreased rent and depreciation expenses as underperforming branches were closed over the past year.
●	Occupancy, office furniture and equipment expense at the community banking segment decreased $63,000 to $920,000 during the three months ended June 30, 2025. The decrease was due primarily to decreases in equipment maintenance and utility costs.
●	Professional fees decreased $258,000 to $500,000 during the three months ended June 30, 2025. The decrease was primarily related to a decrease in legal fees at the mortgage banking segment as a settlement related to a prior year dispute was finalized in previous quarter.
●	Other noninterest expense decreased $501,000, or 21.1%, to $1.9 million during the three months ended June 30, 2025. The decrease primarily related to decreased provision for loan sale losses, provision for branch losses, and branch overhead at the mortgage banking segment.

Income Taxes

Income tax expense totaled $1.9 million for the three months ended June 30, 2025 compared to $1.4 million during the three months ended June 30, 2024. Income tax expense was recognized on the statement of income during the three months ended June 30, 2025 at an effective rate of 20.1% of pretax income compared to the three months ended June 30, 2024 at an effective rate of 20.0% of pretax income.

Comparison of Community Banking Segment Results of Operations for the Six Months Ended June 30, 2025 and 2024

Net income totaled $10.9 million for the six months ended June 30, 2025 compared to $7.0 million for the six months ended June 30, 2024. Net interest income increased $3.2 million to $26.0 million for the six months ended June 30, 2025 compared to $22.8 million for the six months ended June 30, 2024.  Interest expense on borrowings decreased $6.8 million as growth in time deposits allowed us to carry a lower average balance of FHLB advances. Interest expense on deposits increased $3.6 million.

There was a negative provision for credit losses of $537,000 for the six months ended June 30, 2025 compared to a negative provision for credit losses of $174,000 for the six months ended June 30, 2024. The negative provision for credit losses of $537,000 consisted of a $439,000 negative provision related to loans and $98,000 provision related to unfunded commitments for the six months ended June 30, 2025. The current year decrease was primarily due to decreases in historical loss rates, loan portfolio balances, and certain loan qualitative factors primarily in the multi-family category. The provision for credit losses related to unfunded loan commitments was $98,000 for the six months ended June 30, 2025 compared to a negative provision for credit losses related to unfunded loan commitments of $12,000 for the quarter ended June 30, 2024. The negative provision for credit losses related to unfunded loan commitments was primarily due to a decrease in construction loans that are waiting to be funded compared to the prior year end and decrease in historical loss rates and certain qualitative factors.

Compensation, payroll taxes, and other employee benefits expense decreased $237,000 to $10.2 million compared to the quarter ending June 30, 2024 primarily due to a decrease in health insurance expense as claims decreased. Other noninterest expense decreased $301,000 to $1.1 million primarily due to a decrease in certain loan fees paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans decreased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Results of Operations for the Six Months Ended June 30, 2025 and 2024

Net loss totaled $157,000 for the six months ended June 30, 2025 compared to net income of $1.6 million for the six months ended June 30, 2024. We originated $976.6 million in mortgage loans held for sale (including sales to the community banking segment) during the six months ended June 30, 2025, which represents a decrease of $142.7 million, or 12.7%, from the $1.12 billion originated during the six months ended June 30, 2024. The decrease in loan production volume was driven by a $159.7 million, or 15.4%, decrease in purchase products offset by a $17.1 million increase in refinance products. Total mortgage banking noninterest income decreased $7.0 million, or 15.5%, to $38.4 million during the six months ended June 30, 2025 compared to $45.4 million during the six months ended June 30, 2024. The decrease in mortgage banking noninterest income was related to a 12.7% decrease in volume and a 2.9% decrease in gross margin on loans originated and sold for the six months ended June 30, 2025 compared to June 30, 2024.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property comprised 90.0% of total originations during the six months ended June 30, 2025, compared to 91.8% of total originations during the six months ended June 30, 2024, respectively.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 40.7% and 59.3% of all loan originations, respectively, during the six months ended June 30, 2025, compared to 36.7% and 63.3% of all loan originations, respectively, during the six months ended June 30, 2024.

Total compensation, payroll taxes and other employee benefits decreased $3.3 million, or 10.4%, to $28.4 million for the six months ended June 30, 2025 compared to $31.6 million for the six months ended June 30, 2024. The decrease primarily related to decreased commission expense, branch manager pay, salary expense, and sign-on incentives driven by reduced employee headcount and a decrease in loan origination volumes and branch profitability.

Professional fees increased $587,000, or 54.5% , to $1.7 million for the six months ended June 30, 2025, compared to $1.1 million for the six  months ended June 30, 2024.  The increase was primarily related to legal services and the finalization of a settlement related to a previously disclosed legal matter during the six months ended June 30, 2025 . The Company maintained a $1.3 million accrual related to this legal matter as of December 31, 2024.

Consolidated Waterstone Financial, Inc. Results of Operations

	Six months ended June 30,
	2025	2024
	(Dollars In Thousands, except per share amounts)

Net income	$10,763	$8,750
Earnings per share - basic	0.59	0.47
Earnings per share - diluted	0.59	0.47
Annualized return on average assets	0.99%	0.79%
Annualized return on average equity	6.32%	5.17%

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

	Six months ended June 30,
	2025			2024
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,790,461	$50,953	5.74%	$1,832,352	$50,085	5.50%
Mortgage related securities(2)	172,090	2,444	2.86%	171,986	2,223	2.60%
Debt securities, federal funds sold and short-term investments(2) (3)	127,379	3,043	4.82%	109,212	2,617	4.82%
Total interest-earning assets	2,089,930	56,440	5.45%	2,113,550	54,925	5.23%

Noninterest-earning assets	105,094			103,881
Total assets	$2,195,024			$2,217,431

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$88,477	46	0.10%	$89,347	50	0.11%
Money market and savings accounts	310,853	3,215	2.09%	287,327	2,631	1.84%
Time deposits - retail	824,614	17,253	4.22%	748,898	16,005	4.30%
Time deposits - brokered	84,749	1,785	4.25%	-	-	0.00%
Total interest-bearing deposits	1,308,693	22,299	3.44%	1,125,572	18,686	3.34%
Borrowings	417,531	7,857	3.79%	612,747	14,423	4.73%
Total interest-bearing liabilities	1,726,224	30,156	3.52%	1,738,319	33,109	3.83%

Noninterest-bearing liabilities
Noninterest-bearing deposits	83,033			92,883
Other noninterest-bearing liabilities	42,507			46,200
Total noninterest-bearing liabilities	125,540			139,083
Total liabilities	1,851,764			1,877,402
Equity	343,260			340,029
Total liabilities and equity	$2,195,024			$2,217,431

Net interest income / Net interest rate spread (4)		26,284	1.93%		21,816	1.40%
Net interest-earning assets (5)	$363,706			$375,231
Net interest margin (6)			2.54%			2.08%
Average interest-earning assets to average interest-bearing liabilities			121.07%			121.59%

__________

(1)	Interest income includes net deferred loan fee amortization income of $151,000 and $317,000 for the six months ended June 30, 2025 and 2024, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 5.01% and 5.05% for the six months ended June 30, 2025 and 2024, respectively.

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

	Six months ended June 30,
	2025 versus 2024
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(955)	$1,823	$868
Mortgage related securities(3)	1	220	221
Other earning assets(3) (4)	433	(133)	300
Total interest-earning assets	(521)	1,910	1,389

Interest expense:
Demand accounts	-	(4)	(4)
Money market and savings accounts	219	365	584
Time deposits - retail	1,530	(282)	1,248
Time deposits - brokered	1,785	-	1,785
Total interest-bearing deposits	3,534	79	3,613
Borrowings	(2,142)	(4,424)	(6,566)
Total interest-bearing liabilities	1,392	(4,345)	(2,953)
Net change in net interest income	$(1,913)	$6,255	$4,342

______________

(1)	Interest income includes net deferred loan fee amortization income of $151,000 and $317,000 for the six months ended June 30, 2025 and 2024, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 5.01% and 5.05% for the six months ended June 30, 2025 and 2024, respectively.

Net interest income increased $4.5 million, or 20.5%, to $26.3 million during the six months ended June 30, 2025 compared to $21.8 million during the six months ended June 30, 2024 primarily due to increased yields on our loan and securities portfolios as well as decreased cost of borrowings as a larger portion of our investments were funded by deposits rather than borrowings. Additionally, there was a decrease in borrowing rates compared to the prior year period.

●

Interest income on loans increased $868,000, or 1.7%,  to $51.0 million due primarily to a 24 basis point increase in average yield on loans as interest rates continued to increase. The increase was offset by a $41.9 million decrease on the average loans receivable and held for sale balances.

●

Interest expense on retail time deposits increased $1.2 million, or 7.8%, to $17.3  million primarily due to the the increase in average balance of $75.7 million. Interest expense on brokered time deposits increased $1.8 million due to the addition of $84.7 million in average brokered time deposits balance.

●

Interest expense on money market, savings, and escrow accounts increased $584,000, or 22.2%,to $3.2 million due primarily to a 25 basis point increase in average cost of money market, savings, and escrow accounts as rates increased to stay competitive in the market and attract new accounts. Additionally, the average balance increased $23.5 million.

●

Interest expense on borrowings decreased $6.6 million, or 45.5%, to $7.9 million due to a $195.2 million decrease in the average balance of borrowings during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as we transitioned to more time deposits. Additionally, the average cost of borrowings decreased by 94 basis points as there were fed funds rate cuts over the past year.

Provision for Credit Losses

There was a negative provision for credit losses of $567,000  for the six months ended June 30, 2025 compared to a negative provision for credit losses of $158,000 for the six months ended June 30, 2024. The $567,000 negative provision for credit losses consisted of a $469,000 negative provision related to loans and a negative provision related to unfunded commitments of $98,000 for the six months ended June 30, 2025. During the six months ended June 30, 2025, the decrease was primarily due to decreases in multifamily qualitative risk factors, offset by an increase in commercial real estate qualitative factors primarily related to increases in internal asset quality risk factors. The decrease in provision for unfunded commitments was primarily due to a decrease in historical loss and qualitative factors in certain loan categories. We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

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

Noninterest Income

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$1,006	$889	$117	13.2%
Increase in cash surrender value of life insurance	1,495	1,152	343	29.8%
Mortgage banking income	38,287	44,906	(6,619)	(14.7)%
Other	638	798	(160)	(20.1)%
Total noninterest income	$41,426	$47,745	$(6,319)	(13.2)%

Total noninterest income decreased $6.3 million, or 13.2%, to $41.4 million during the six months ended June 30, 2025 compared to $47.7  million during the six months ended June 30, 2024.

●	The decrease in mortgage banking income was primarily the result of a decrease in loan origination volumes and a decrease in gross margin. Total loan origination volume on a consolidated basis decreased $130.2 million, or 11.8%, to $976.7 million during the six months ended June 30, 2025 compared to $1.11 billion during the six months ended June 30, 2024. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Gross margin on loans originated and sold decreased 2.9% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Six Months Ended June 30, 2025 and 2024" above for additional discussion of the increase in mortgage banking income.
●	The increase in cash surrender value of life insurance of $343,000 was primarily due to the additional policy added at the end of December 31, 2024 and the increase in dividend rates.

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$38,168	$41,638	$(3,470)	(8.3)%
Occupancy, office furniture, and equipment	3,682	4,137	(455)	(11.0)%
Advertising	1,469	1,901	(432)	(22.7)%
Data processing	2,525	2,448	77	3.1%
Communications	492	466	26	5.6%
Professional fees	2,236	1,501	735	49.0%
Real estate owned	(18)	14	(32)	(228.6)%
Loan processing expense	1,737	1,907	(170)	(8.9)%
Other	4,436	3,797	639	16.8%
Total noninterest expenses	$54,727	$57,809	$(3,082)	(5.3)%

Total noninterest expenses decreased $3.1 million, or 5.3%, to $54.7 million during the six months ended June 30, 2025 compared to $57.8 million during the six months ended June 30, 2024.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $3.3 million, or 10.4%, to $28.4 million during the six months ended June 30, 2025. The decrease primarily related to decreased commission expense, branch manager pay, salary expense, and sign-on incentives driven by reduced employee headcount and a decrease in loan origination volumes and branch profitability.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $237,000,or 2.3%, to $10.2 million during the six months ended June 30, 2025. The decrease was primarily due to a decrease in health insurance expense as claims decreased.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $468,000, to $1.7 million during the six months ended June 30, 2025, primarily resulting from decreased rent and depreciation expenses as underperforming branches were closed over the past year.
●	Professional fees increased $735,000 to $2.2 million during the six months ended June 30, 2025. The increase was primarily related to legal services and the finalization of a settlement related to a previously disclosed legal matter during the six months ended June 30, 2025. The Company maintained a $1.3 million accrual related to this legal matter as of December 31, 2024.
●	Other noninterest expense increased $639,000 ,or 16.8%, to $4.4 million during the six months ended June 30, 2025. The increase primarily related to increased provision for branch losses, amortization of mortgage serving rights, and branch overhead at the mortgage banking segment.

Income Taxes

Income tax expense totaled $2.8 million for the six months ended June 30, 2025 compared to $3.2  million during the six months ended June 30, 2024. Income tax expense was recognized on the statement of income during the six months ended June 30, 2025 at an effective rate of 20.6% of pretax income and during the six months ended June 30, 2024 at an effective rate of 26.5% of pretax income. The decrease was primarily due to the 2024 Wisconsin tax law enacted which resulted in no Wisconsin state income taxes being expensed in future years, resulting in a lower estimated effective tax rate. The elimination of Wisconsin state income tax expense resulted in the establishment of a valuation allowance for 2024 Wisconsin state income deferred tax assets, resulting in a one-time $1.1 million charge to state income tax expense in the first quarter.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets – Total assets increased by $47.0 million, or 2.1%, to $2.26 billion at June 30, 2025 from $2.21 billion at December 31, 2024. The increase in total assets primarily reflects an increase in cash and cash equivalents, loans held for sale, and securities available for sale funded through an increase in deposits and borrowings.

Cash and Cash Equivalents – Cash and cash equivalents increased $31.2 million, or 78.4%, to $70.9 million at June 30, 2025, compared to $39.8 million at December 31, 2024. The increase in cash and cash equivalents primarily reflects the increase of funding sources from deposits, borrowings, and advance payments by borrowers for taxes.

Securities Available for Sale – Securities available for sale increased $10.2 million to $218.8 million at June 30, 2025. The increase was primarily due to the purchases of securities exceeding paydowns and maturities and an increase in fair value as longer term interest rates decreased compared to the prior year period.

Loans Held for Sale - Loans held for sale increased $25.9 million to $161.8 million at June 30, 2025 due to an increase primarily due to seasonal demand in the summer months.

Loans Receivable - Loans receivable held for investment decreased $16.3 million to $1.66 billion at June 30, 2025. The decrease in total loans receivable was primarily attributable to decreases in each of the one-to-four family, multi-family, commercial loan categories offset by increases in the commercial real estate and construction loan categories.

The following table shows loan originations during the periods indicated.

	For the
	Six months ended June 30,
	2025	2024
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$4,741	$22,760
Multi-family	57,497	16,168
Home equity	2,369	1,865
Construction and land	3,065	18,326
Commercial real estate	12,092	22,916
Total real estate loans originated for investment	79,764	82,035
Consumer loans originated for investment	-	-
Commercial business loans originated for investment	2,259	764
Total loans originated for investment	$82,023	$82,799

Allowance for Credit Losses - Loans - The allowance for credit losses decreased to $17.8 million at June 30, 2025.  There was a $469,000 negative provision for credit losses - loans for the six months ended June 30, 2025. The negative provision for credit losses related to loans decreased primarily due to a decrease in historical losses used in the calculation, decrease in loan balance, and decreases in certain qualitative factors. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses. Additionally, net recoveries totaled $22,000 for the six months ended June 30, 2025.

Prepaid expenses and other assets – Total prepaid expenses and other assets decreased $5.3 million to $43.0 million at June 30, 2025. The decrease was primarily due to decreases in back-to-back loan swap fair value adjustment and the deferred tax asset for unrealized losses as long term interest rates decreased.

Deposits – Total deposits increased $24.8 million to $1.38 billion at June 30, 2025.  The increase was driven by increases of $3.4 million in demand deposits and $37.6 million in money market and savings deposits offset by a decrease of $16.2 million in time deposits.

Borrowings – Total borrowings increased $19.2 million, or 4.3%, to $465.7 million at June 30, 2025.  The community banking segment increased its FHLB long-term borrowings by $100.0 million, decreased its short-term FHLB borrowings by $51.4 million, and paid off $40.0 million in long-term FHLB borrowings.  External short-term borrowings at the mortgage banking segment increased a total of $10.6 million at June 30, 2025 from December 31, 2024.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $15.5 million to $21.1 million at June 30, 2025. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $14.9 million to $43.6 million at June 30, 2025. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition, and these amounts remain classified as other liabilities until settled. The decrease was also due to decrease in back-to-back loan swap fair value adjustment as long-term interest rates decreased.

Shareholders’ Equity – Shareholders' equity increased $2.4 million to $341.5 million at June 30, 2025.  Shareholders' equity increased primarily due an increase in the fair value of the securities portfolio.

ASSET QUALITY

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2025	2024
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$7,673	$5,515
Over four-family	182	-
Home equity	140	150
Construction and land	-	-
Commercial real estate	201	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	8,196	5,665

Real estate owned
One- to four-family	-	370
Construction and land	135	145
Total real estate owned	135	515
Total nonperforming assets	$8,331	$6,180

Total non-accrual loans to total loans, net	0.49%	0.34%
Total non-accrual loans to total assets	0.36%	0.26%
Total nonperforming assets to total assets	0.37%	0.28%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Six Months
	Ended June 30,
	2025	2024
	(In Thousands)

Balance at beginning of period	$5,665	$4,808
Additions	3,578	1,804
Transfers to real estate owned	-	-
Charge-offs	-	-
Returned to accrual status	(983)	(343)
Principal paydowns and other	(64)	(788)
Balance at end of period	$8,196	$5,481

Total non-accrual loans increased by $2.5 million, or 44.7%, to $8.2 million as of June 30, 2025 compared to $5.7 million as of December 31, 2024.  The ratio of non-accrual loans to total loans receivable was 0.49% at June 30, 2025 and 0.34% at December 31, 2024.  During the six months ended June 30, 2025, $3.6 million in loans were placed on non-accrual status. Offsetting this activity, $983,000 in loans returned to accrual status and $64,000 in principal payments were received during the six months ended June 30, 2025.

Of the $8.2 million in total non-accrual loans as of June 30, 2025, $5.3 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans and there were no specific reserves as of June 30, 2025.  The remaining $2.4 million of non-accrual loans were reviewed on an aggregate basis as of June 30, 2025.

The outstanding principal balance of our five largest non-accrual loans as of June 30, 2025 totaled $3.0 million, which represents 36.1% of total non-accrual loans as of that date.  The loans held for investment at the mortgage segment were reviewed on an aggregate basis.

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

As of June 30, 2025 and December 31, 2024, there were no loans 90 or more days past due and still accruing interest.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At June 30,	At December 31,
	2025	2024
	(Dollars in Thousands)

Loans past due less than 90 days	$5,143	$11,137
Loans past due 90 days or more	6,356	3,985
Total loans past due	$11,499	$15,122

Total loans past due to total loans receivable	0.69%	0.90%

Past due loans decreased by $3.6 million, or 24.0%, to $11.5 million at June 30, 2025 from $15.1 million at December 31, 2024.  Loans past due less than 90 days decreased by $6.0 million, or 53.8%, primarily due to a decrease in the one-to four-family loan category. Loans past due 90 days or more increased by $2.4 million, or 59.5%, primarily in the one- to four-family loan category during the six months ended June 30, 2025.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Six Months
	Ended June 30,
	2025	2024
	(Dollars in Thousands)

Balance at beginning of period	$18,247	$18,549
Provision (credit) for credit losses - loans	(469)	(146)
Charge-offs:
Mortgage
One- to four-family	-	3
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	25	12
Commercial	-	-
Total charge-offs	25	15
Recoveries:
Mortgage
One- to four-family	37	17
Multi family	-	5
Home Equity	-	-
Commercial real estate	2	2
Construction and land	-	2
Consumer	8	-
Commercial	-	-
Total recoveries	47	26
Net charge-offs (recoveries)	(22)	(11)
Allowance for credit losses - loans at end of period	$17,800	$18,414

Ratios:
Allowance for credit losses to non-accrual loans at end of period	217.18%	335.96%
Allowance for credit losses to loans receivable at end of period	1.07%	1.10%
Net recoveries to average loans outstanding (annualized)	(0.00)%	(0.00)%
Current year provision (credit) for credit losses - loans to net recoveries	(2,131.82%)	(1327.27)%
Net recoveries (annualized) to beginning of the year allowance	(0.24)%	(0.12)%

The allowance for credit losses - loans was $17.8 million at June 30, 2025 and $18.2 million at December 31, 2024.  During the six months ended June 30, 2025, there was a $469,000 negative provision for credit losses. Additionally, net recoveries totaled $22,000 for the six months ended June 30, 2025.

We had net recoveries of $22,000, or less than 0.01% of average loans annualized, for the six months ended June 30, 2025, compared to net recoveries of $11,000, or less than 0.01% of average loans annualized, for the six months ended June 30, 2024.

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

During the six months ended June 30, 2025, primary uses of cash and cash equivalents included: $976.7 million in funding loans held for sale, $18.4 million for purchases of mortgage related securities, $4.9 million for purchases of debt securities, $40.8 million for payoffs of short-term borrowings, $40.0 million for payoffs of long-term borrowings, $5.4 million for cash dividends paid, and $9.7 million for purchases of our common stock.

During the six months ended June 30, 2025, primary sources of cash and cash equivalents included: $988.7 million in proceeds from the sale of loans held for sale, $100.0 million in long-term borrowings, $12.3 million in principal repayments on mortgage related securities, $24.8 million for increase in deposits, $16.3 million for decrease in loans held for investment, $5.6 million in maturities of debt securities, $2.3 million in proceeds from exercised stock options, and $10.8 million in net income.

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

During the six months ended June 3, 2024, primary sources of cash and cash equivalents included: $1.09 billion in proceeds from the sale of loans held for sale, $90.0 million in long-term borrowings, $108.1 million in short-term borrowings, $10.7 million in principal repayments on mortgage related securities, $33.3 million for increase in deposits, $4.2 million in maturities of debt securities, $2.1 million in proceeds for mortgage servicing rights sale, and $8.8 million in net income.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2025 and 2024, respectively, $70.9 million and $41.3 million of our assets were invested in cash and cash equivalents. At June 30, 2025, cash and cash equivalents were comprised of the following: $56.5 million in cash held at the Federal Reserve Bank and other depository institutions and $14.4 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, advances from the FHLB and the Federal Reserve, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2025, we had $210.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, 2029, and 2030.  See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining call option details of our FHLB long-term debt.

The Company had approximately $362.7 million of uninsured deposits for approximately 1,455 customers as of June 30, 2025. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limits.

At June 30, 2025, we had outstanding commitments to originate loans receivable of $44.0 million.  In addition, at June 30, 2025, we had unfunded commitments under construction loans of $53.1 million, unfunded commitments under business lines of credit of $12.1 million and unfunded commitments under home equity lines of credit and standby letters of credit of $13.1 million.  At June 30, 2025, certificates of deposit scheduled to mature in one year or less totaled $839.1 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At June 30, 2025, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $15.8 million.

Capital

Shareholders' equity increased $2.4 million to $341.5 million at June 30, 2025. Shareholders' equity increased primarily due to the increase in valuations of our securities available for sale.

The Company's Board of Directors authorized a 2,000,000 share stock repurchase program in the second quarter of 2024. As of June 30, 2025, the Company has approximately 912,000 shares remaining in the plan.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At June 30, 2025, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended June 30, 2025, we entered into $20.0 million of new long-term deb and $49.3 million of new short-term debt.

See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining maturities of our FHLB long-term debt.

Our commitments, contingent liabilities, and off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

See Note 8 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to unaudited consolidated financial statements for additional information.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2025 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of June 30, 2025
Dollar Change	$(8,186)	$(4,608)	$(2,096)	$1,210
Percentage Change	(14.55)%	(8.19)%	(3.72)%	2.15%

At June 30, 2025, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 3.72% while a 100 basis point decrease in rates had the effect of increasing net interest income by 2.15%.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Following are the Company’s monthly common stock repurchases during the second quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
April 1, 2025 - April 30, 2025	205,713	$12.43	205,713	1,214,105
May 1, 2025 - May 31, 2025	192,032	12.73	192,032	1,022,073
June 1, 2025 - June 30, 2025	109,757	13.60	109,757	912,316
Total	507,502	$12.80	507,502	912,316

(a)

On April 23, 2024, the Board of Directors announced the termination of the then-existing stock repurchase plan and authorized the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: August 7, 2025
/s/ William F. Bruss
William F. Bruss
Chief Executive Officer Principal Executive Officer
Date: August 7, 2025
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer