Form 10-Q
period 2025-09-30
Waterstone Financial, Inc.
filed 2025-11-06
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 18,456,918 at October 31, 2025.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2025	December 31, 2024
	(In Thousands, except share and per share data)
Assets
Cash	$50,075	$35,182
Federal funds sold	3,407	4,302
Interest-earning deposits in other financial institutions and other short term investments	286	277
Cash and cash equivalents	53,768	39,761
Securities available for sale, at fair value (cost: 2025—$243,439; 2024—$232,630)	226,403	208,549
Loans held for sale, at fair value	135,676	135,909
Loans receivable	1,714,836	1,680,576
Less: Allowance for credit losses ("ACL") - loans	17,670	18,247
Loans receivable, net	1,697,166	1,662,329

Office properties and equipment, net	18,737	19,389
Federal Home Loan Bank stock, at cost	20,707	20,295
Cash surrender value of life insurance	76,813	74,612
Real estate owned, net	85	505
Prepaid expenses and other assets	39,814	48,259
Total assets	$2,269,169	$2,209,608

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$176,568	$171,115
Money market and savings deposits	306,778	283,243
Time deposits	902,627	905,539
Total deposits	1,385,973	1,359,897

Borrowings	469,061	446,519
Advance payments by borrowers for taxes	26,993	5,630
Other liabilities	41,647	58,427
Total liabilities	1,923,674	1,870,473
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock (par value $.01 per share) authorized - 50,000,000 shares at September 30, 2025 and at December 31, 2024, no shares issued	-	-
Common stock (par value $.01 per share) authorized - 100,000,000 shares at September 30, 2025 and at December 31, 2024, issued and outstanding - 18,524,115 at September 30, 2025 and 19,343,251 at December 31, 2024	185	193
Additional paid-in capital	80,521	91,214
Retained earnings	287,868	277,196
Unearned ESOP shares	(9,792)	(10,682)
Accumulated other comprehensive loss, net of taxes	(13,287)	(18,786)
Total shareholders’ equity	345,495	339,135
Total liabilities and shareholders’ equity	$2,269,169	$2,209,608

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In Thousands, except per share amounts)

Interest income:
Loans	$26,625	$26,590	$77,578	$76,675
Mortgage-related securities	1,365	1,137	3,809	3,360
Debt securities, federal funds sold and short-term investments	1,566	1,464	4,609	4,081
Total interest income	29,556	29,191	85,996	84,116
Interest expense:
Deposits	10,527	10,477	32,826	29,163
Borrowings	4,290	7,197	12,147	21,620
Total interest expense	14,817	17,674	44,973	50,783
Net interest income	14,739	11,517	41,023	33,333
Provision (credit) for credit losses	(269)	(377)	(836)	(535)
Net interest income after provision (credit) for credit losses	15,008	11,894	41,859	33,868
Noninterest income:
Service charges on loans and deposits	618	545	1,624	1,434
Increase in cash surrender value of life insurance	526	410	2,021	1,562
Mortgage banking income	20,875	21,294	59,162	66,200
Other	283	303	921	1,101
Total noninterest income	22,302	22,552	63,728	70,297
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,534	21,017	58,702	62,655
Occupancy, office furniture, and equipment	1,688	1,857	5,370	5,994
Advertising	712	926	2,181	2,827
Data processing	1,210	1,297	3,735	3,745
Communications	249	232	741	698
Professional fees	380	569	2,616	2,070
Real estate owned	4	-	(14)	14
Loan processing expense	688	697	2,425	2,604
Other	2,001	1,965	6,437	5,762
Total noninterest expenses	27,466	28,560	82,193	86,369
Income before income taxes	9,844	5,886	23,394	17,796
Income tax expense	1,918	1,158	4,705	4,318
Net income	$7,926	$4,728	$18,689	$13,478
Income per share:
Basic	$0.45	$0.26	$1.04	$0.72
Diluted	$0.45	$0.26	$1.04	$0.72
Weighted average shares outstanding:
Basic	17,639	18,350	17,962	18,631
Diluted	17,671	18,445	17,985	18,677

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Net income	$7,926	$4,728	$18,689	$13,478

Other comprehensive income, net of tax:
Net unrealized holding gain on available for sale securities:
Net unrealized holding gain arising during the period, net of tax expense of $564, $1,394, $1,546 and $855, respectively	2,005	4,965	5,499	3,042
Total other comprehensive income	2,005	4,965	5,499	3,042
Comprehensive income	$9,931	$9,693	$24,188	$16,520

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the nine months ended September 30, 2024
Balances at December 31, 2023	20,315	$203	$103,908	$269,606	$(11,869)	$(17,792)	$344,056

Comprehensive income:
Net income	-	-	-	13,478	-	-	13,478
Other comprehensive income	-	-	-	-	-	3,042	3,042
Total comprehensive income							16,520

ESOP shares committed to be released to plan participants	-	-	141	-	890	-	1,031
Cash dividend, $0.45 per share	-	-	-	(8,336)	-	-	(8,336)
Stock compensation activity, net of tax	117	1	634	-	-	-	635
Stock compensation expense	-	-	211	-	-	-	211
Purchase of common stock returned to authorized but unissued	(975)	(10)	(12,105)	-	-	-	(12,115)
Balances at September 30, 2024	19,457	$194	$92,789	$274,748	$(10,979)	$(14,750)	$342,002

For the nine months ended September 30, 2025
Balances at December 31, 2024	19,343	$193	$91,214	$277,196	$(10,682)	$(18,786)	$339,135

Comprehensive income:
Net income	-	-	-	18,689	-	-	18,689
Other comprehensive income	-	-	-	-	-	5,499	5,499
Total comprehensive income							24,188

ESOP shares committed to be released to plan participants	-	-	182	-	890	-	1,072
Cash dividend, $0.45 per share	-	-	-	(8,017)	-	-	(8,017)
Stock compensation activity, net of tax	196	2	2,264	-	-	-	2,266
Stock compensation expense	-	-	336	-	-	-	336
Purchase of common stock returned to authorized but unissued	(1,015)	(10)	(13,475)	-	-	-	(13,485)
Balances at September 30, 2025	18,524	$185	$80,521	$287,868	$(9,792)	$(13,287)	$345,495

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the three months ended September 30, 2024
Balances at June 30, 2024	19,479	195	92,964	272,778	(11,276)	(19,715)	$334,946

Comprehensive income:
Net Income	-	-	-	4,728	-	-	4,728
Other comprehensive income	-	-	-	-	-	4,965	4,965
Total comprehensive income							9,693

ESOP shares committed to be released to Plan participants	-	-	84	-	297	-	381
Cash dividend, $0.15 per share	-	-	-	(2,758)	-	-	(2,758)
Stock compensation activity, net of tax	50	-	634	-	-	-	634
Stock compensation expense	-	-	105	-	-	-	105
Purchase of common stock returned to authorized but unissued	(72)	(1)	(998)	-	-	-	(999)
Balances at September 30, 2024	19,457	$194	$92,789	$274,748	$(10,979)	$(14,750)	$342,002

	(In Thousands, except per share amounts)
For the three months ended September 30, 2025
Balances at June 30, 2025	18,776	188	84,106	282,578	(10,089)	(15,292)	341,491
Comprehensive income:
Net income	-	-	-	7,926	-	-	7,926
Other comprehensive income	-	-	-	-	-	2,005	2,005
Total comprehensive income							9,931

ESOP shares committed to be released to Plan participants	-	-	81	-	297	-	378
Cash dividend, $0.15 per share	-	-	-	(2,636)	-	-	(2,636)
Stock compensation activity, net of tax	18	-	1	-	-	-	1
Stock compensation expense	-	-	148	-	-	-	148
Purchase of common stock returned to authorized but unissued	(270)	(3)	(3,815)	-	-	-	(3,818)
Balances at September 30, 2025	18,524	$185	$80,521	$287,868	$(9,792)	$(13,287)	$345,495

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2025	2024
	(In Thousands)

Operating activities:
Net income	$18,689	$13,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(836)	(535)
Depreciation, amortization, accretion	1,862	1,881
Deferred taxes	493	325
Stock based compensation	336	211
Origination of mortgage servicing rights	(480)	(640)
Gain on sale of loans held for sale	(60,288)	(66,824)
Loans originated for sale	(1,512,282)	(1,662,426)
Proceeds on sales of loans originated for sale	1,572,803	1,738,397
Increase in accrued interest receivable	(253)	(343)
Increase in cash surrender value of life insurance	(2,021)	(1,562)
Decrease in derivative assets	5,113	1,974
Increase in accrued interest on deposits and borrowings	475	4,709
Increase in accrued taxes	1,368	303
Gain on sale of mortgage servicing rights	-	(152)
Decrease in derivative liabilities	(4,801)	(2,916)
Decrease (increase) in other assets	906	(1,430)
(Decrease) increase in other liabilities	(74)	183
Net cash provided by operating activities	21,010	24,633

Investing activities:
Net increase in loans receivable	(34,188)	(31,100)
Purchases of:
Debt securities	(9,182)	(12,201)
Mortgage related securities	(28,587)	(10,774)
Bank Owned Life Insurance	(180)	(180)
FHLB stock	(2,463)	(2,340)
Premises and equipment	(619)	(745)
Proceeds from:
Principal repayments on mortgage-related securities	18,567	16,695
Maturities of debt securities	9,000	5,728
Sales of FHLB Stock	2,051	1,539
Sales of mortgage servicing rights	-	2,110
Net cash used in investing activities	(45,601)	(31,268)

Financing activities:
Net increase in deposits	26,076	73,217
Net change in short-term borrowings	(37,458)	(55,927)
Repayment of long-term debt	(70,000)	(145,000)
Proceeds from long-term debt	130,000	150,000
Net change in advance payments by borrowers for taxes	9,329	9,318
Cash dividends on common stock	(8,130)	(8,507)
Purchase of common stock returned to authorized but unissued	(13,485)	(12,115)
Proceeds from stock option exercises	2,266	635
Net cash provided by financing activities	38,598	11,621
Increase in cash and cash equivalents	14,007	4,986
Cash and cash equivalents at beginning of period	39,761	36,421
Cash and cash equivalents at end of period	$53,768	$41,407

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$2,843	$3,173
Interest payments	45,448	55,492
Noncash activities:
Dividends declared but not paid in other liabilities	2,880	2,993

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2024 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three and nine months ended September 30, 2025 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	September 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$11,603	$4	$(1,302)	$10,305
Collateralized mortgage obligations:
Government sponsored enterprise issued	162,194	455	(14,643)	148,006
Private-label issued	6,248	-	(541)	5,707
Mortgage-related securities	180,045	459	(16,486)	164,018

Municipal securities	53,394	985	(794)	53,585
Other debt securities	10,000	-	(1,200)	8,800
Debt securities	63,394	985	(1,994)	62,385
Total	$243,439	$1,444	$(18,480)	$226,403

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$11,285	$-	$(1,674)	$9,611
Collateralized mortgage obligations
Government sponsored enterprise issued	151,200	77	(19,541)	131,736
Private-label issued	7,122	-	(722)	6,400
Mortgage related securities	169,607	77	(21,937)	147,747

Government sponsored enterprise bonds	2,500	-	(60)	2,440
Municipal securities	48,023	383	(1,330)	47,076
Other debt securities	12,500	-	(1,214)	11,286
Debt securities	63,023	383	(2,604)	60,802
Total	$232,630	$460	$(24,541)	$208,549

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2025, $72,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At  December 31, 2024, $114,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2025 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$2,284	$2,287
Due after one year through five years	15,097	14,072
Due after five years through ten years	18,805	18,647
Due after ten years	27,208	27,379
Mortgage-related securities	180,045	164,018
Total	$243,439	$226,403

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$-	$-	$8,720	$1,302	$8,720	$1,302
Collateralized mortgage obligations:
Government sponsored enterprise issued	1,589	12	93,614	14,631	95,203	14,643
Private-label issued	-	-	4,822	541	4,822	541
Municipal securities	3,880	32	6,856	762	10,736	794
Other debt securities	-	-	8,800	1,200	8,800	1,200
Total	$5,469	$44	$122,812	$18,436	$128,281	$18,480

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$346	$9	$9,193	$1,665	$9,539	$1,674
Collateralized mortgage obligations:
Government sponsored enterprise issued	21,145	330	95,587	19,211	116,732	19,541
Private-label issued	-	-	5,445	722	5,445	722
Government sponsored enterprise bonds	-	-	2,440	60	2,440	60
Municipal securities	20,005	334	5,063	996	25,068	1,330
Other debt securities	-	-	11,286	1,214	11,286	1,214
Total	$41,496	$673	$129,014	$23,868	$170,510	$24,541

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 140 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2025 and December 31, 2024, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three and nine months ended September 30, 2025 and September 30, 2024, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$506,758	$516,128
Multi-family	769,325	741,428
Home equity	13,382	13,188
Construction and land	69,152	61,427
Commercial real estate	323,613	313,494
Consumer	938	825
Commercial loans	31,668	34,086
Total	$1,714,836	$1,680,576

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

Qualifying loans receivable totaling $1.22 billion and $1.23 billion at September 30, 2025 and December 31, 2024, respectively, were pledged as collateral against $460.2 million and $443.6 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at September 30, 2025 and December 31, 2024.

An analysis of past due loans receivable as of September 30, 2025 and December 31, 2024 follows:

	As of September 30, 2025
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,208	$1,962	$4,002	$8,172	$498,586	$506,758
Multi-family	-	-	182	182	769,143	769,325
Home equity	116	-	-	116	13,266	13,382
Construction and land	-	-	-	-	69,152	69,152
Commercial real estate	-	-	-	-	323,613	323,613
Consumer	-	-	-	-	938	938
Commercial loans	50	-	-	50	31,618	31,668
Total	$2,374	$1,962	$4,184	$8,520	$1,706,316	$1,714,836

	As of December 31, 2024
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$9,107	$1,405	$3,955	$14,467	$501,661	$516,128
Multi-family	183	-	-	183	741,245	741,428
Home equity	194	-	30	224	12,964	13,188
Construction and land	-	-	-	-	61,427	61,427
Commercial real estate	248	-	-	248	313,246	313,494
Consumer	-	-	-	-	825	825
Commercial loans	-	-	-	-	34,086	34,086
Total	$9,732	$1,405	$3,985	$15,122	$1,665,454	$1,680,576

(1)   Includes $489,000 and $522,000 at September 30, 2025 and December 31, 2024, respectively, which are on non-accrual status.

(2)   Includes $ 590,000 and $1.1 million  September 30, 2025 and December 31, 2024, respectively, which are on non-accrual status.

(3)   Includes $733,000 and $28,000 at  September 30, 2025 and December 31, 2024, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025 and the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2024:

	One- to Four-Family	Multi-Family	Home Equity	Land and Construction	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2025
Balance at beginning of period	$5,286	$7,079	$212	$1,205	$3,920	$79	$466	$18,247
Provision (credit) for credit losses - loans	(389)	6	(24)	(66)	(11)	45	(160)	(599)
Charge-offs	-	-	-	-	-	(42)	-	(42)
Recoveries	51	3	-	2	-	8	-	64
Balance at end of period	$4,948	$7,088	$188	$1,141	$3,909	$90	$306	$17,670

Nine months ended September 30, 2024
Balance at beginning of period	$6,886	$7,318	$211	$983	$2,561	$56	$534	$18,549
Provision (credit) for credit losses - loans	(1,661)	(243)	(12)	271	1,204	43	(41)	(439)
Charge-offs	(3)	-	-	-	-	(26)	-	(29)
Recoveries	104	8	-	2	3	-	-	117
Balance at end of period	$5,326	$7,083	$199	$1,256	$3,768	$73	$493	$18,198

	One to-Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended September 30, 2025
Balance at beginning of period	$5,110	$6,655	$197	$1,181	$4,187	$77	$393	$17,800
Provision (credit) for credit losses - loans	(176)	430	(9)	(40)	(278)	30	(87)	(130)
Charge-offs	-	-	-	-	-	(17)	-	(17)
Recoveries	14	3	-	-	-	-	-	17
Balance at end of period	$4,948	$7,088	$188	$1,141	$3,909	$90	$306	$17,670

Three months ended September 30, 2024
Balance at beginning of period	$5,838	$7,276	$273	$1,228	$3,227	$64	$508	$18,414
Provision (credit) for credit losses - loans	(599)	(196)	(74)	28	540	23	(15)	(293)
Charge-offs	-	-	-	-	-	(14)	-	(14)
Recoveries	87	3	-	-	1	-	-	91
Balance at end of period	$5,326	$7,083	$199	$1,256	$3,768	$73	$493	$18,198

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments were $1.0 million and $1.2 million at  September 30, 2025 and  December 31, 2024, respectively.

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

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In Thousands)
Provision (credit) for credit losses on:
Loans	$(130)	$(293)	$(599)	$(439)
Unfunded commitments	(139)	(84)	(237)	(96)
Investment securities	-	-	-	-
Total	$(269)	$(377)	$(836)	$(535)

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

The following tables present collateral dependent loans by portfolio segment as of September 30, 2025 and  December 31, 2024:

	September 30, 2025	December 31, 2024
	(In Thousands)
Collateral dependent loans
Residential real estate:
One- to four-family	$3,997	$3,323
Multi family	182	-
Home equity	70	150
Construction and land	-	-
Commercial real estate	11,346	5,015
Consumer	-	-
Commercial loans	-	1,605
Total loans receivable	$15,595	$10,093

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of September 30, 2025 and December 31, 2024:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2025
Substandard	$5,674	$182	$70	$-	$11,346	$-	$-	$17,272
Watch	9,489	332	-	-	232	-	1,316	11,369
Pass	491,595	768,811	13,312	69,152	312,035	938	30,352	1,686,195
	$506,758	$769,325	$13,382	$69,152	$323,613	$938	$31,668	$1,714,836

At December 31, 2024
Substandard	$5,515	$-	$150	$-	$11,721	$-	$1,605	$18,991
Watch	9,675	183	-	143	743	-	75	10,819
Pass	500,938	741,245	13,038	61,284	301,030	825	32,406	1,650,766
	$516,128	$741,428	$13,188	$61,427	$313,494	$825	$34,086	$1,680,576

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of September 30, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$17,145	$30,180	$163,079	$148,995	$38,731	$92,180	$1,285	$491,595
Watch	6,848	45	295	1,072	-	1,229	-	9,489
Substandard	1,548	631	610	932	-	1,953	-	5,674
Total	25,541	30,856	163,984	150,999	38,731	95,362	1,285	506,758

Multi-family
Pass	177,341	64,069	114,501	149,928	116,879	145,274	819	$768,811
Watch	-	-	332	-	-	-	-	332
Substandard	182	-	-	-	-	-	-	182
Total	177,523	64,069	114,833	149,928	116,879	145,274	819	769,325

Home equity
Pass	515	359	375	1,544	68	148	10,303	$13,312
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	13	-	57	70
Total	515	359	375	1,544	81	148	10,360	13,382

Construction and land
Pass	1,437	50,375	17,185	140	-	15	-	$69,152
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	1,437	50,375	17,185	140	-	15	-	69,152

Commercial Real Estate
Pass	48,648	56,789	62,126	44,360	54,798	41,976	3,338	$312,035
Watch	-	-	232	-	-	-	-	232
Substandard	11,346	-	-	-	-	-	-	11,346
Total	59,994	56,789	62,358	44,360	54,798	41,976	3,338	323,613

Consumer
Pass	100	-	-	-	-	-	838	$938
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	100	-	-	-	-	-	838	938

Commercial
Pass	3,726	582	16,530	870	379	1,379	6,886	$30,352
Watch	-	-	-	16	-	-	1,300	1,316
Substandard	-	-	-	-	-	-	-	-
Total	3,726	582	16,530	886	379	1,379	8,186	31,668

Total Loans	$268,836	$203,030	$375,265	$347,857	$210,868	$284,154	$24,826	$1,714,836

Gross charge-offs	$-	$-	$-	$-	$-	$-	$42	$42

The following table presents total loans by risk categories and year of origination as of December 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$33,349	$172,934	$146,069	$41,704	$26,323	$79,948	$611	$500,938
Watch	7,504	106	1,286	-	72	707	-	9,675
Substandard	1,673	815	453	-	-	2,574	-	5,515
Total	42,526	173,855	147,808	41,704	26,395	83,229	611	516,128

Multi-family
Pass	81,119	138,231	196,939	125,252	108,779	90,155	770	$741,245
Watch	-	183	-	-	-	-	-	183
Substandard	-	-	-	-	-	-	-	-
Total	81,119	138,414	196,939	125,252	108,779	90,155	770	741,428

Home equity
Pass	379	478	1,578	149	91	226	10,137	$13,038
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	16	14	-	-	120	150
Total	379	478	1,594	163	91	226	10,257	13,188

Construction and land
Pass	23,029	25,384	-	9,144	1,501	2,226	-	$61,284
Watch	-	-	143	-	-	-	-	143
Substandard	-	-	-	-	-	-	-	-
Total	23,029	25,384	143	9,144	1,501	2,226	-	61,427

Commercial Real Estate
Pass	63,660	66,980	51,175	58,574	30,699	29,289	653	$301,030
Watch	208	-	407	-	128	-	-	743
Substandard	11,484	237	-	-	-	-	-	11,721
Total	75,352	67,217	51,582	58,574	30,827	29,289	653	313,494

Consumer
Pass	-	-	-	-	-	-	825	$825
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	825	825

Commercial
Pass	948	17,011	1,240	553	2,062	5,135	5,457	$32,406
Watch	-	-	-	-	-	-	75	75
Substandard	-	-	30	-	-	-	1,575	1,605
Total	948	17,011	1,270	553	2,062	5,135	7,107	34,086

Total Loans	$223,353	$422,359	$399,336	$235,390	$169,655	$210,260	$20,223	$1,680,576

The following presents data on restructurings of financing receivables whose borrowers are experiencing financial difficulty:

	As of September 30, 2025
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

Commercial Real Estate	$6,706	1	$-	-	$6,706	1
One- to four-family	-	-	590	1	590	1
	$6,706	1	$590	1	$7,296	2

The following presents restructurings of financing receivables whose borrowers are experiencing financial difficulty by concession type:

	As of September 30, 2025
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Principal forbearance	$7,296	2	$-	-	$7,296	2
	$7,296	2	$-	-	$7,296	2

There were no borrowers experiencing financial difficulty as of December 31, 2024.

There were no of financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the three or nine months ended September 30, 2025 and  September 30, 2024.

The following table presents data on non-accrual loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,674	$5,515
Multi-family	182	-
Home equity	14	150
Construction and land	-	-
Commercial real estate	126	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$5,996	$5,665
Total non-accrual loans to total loans receivable	0.35%	0.34%
Total non-accrual loans to total assets	0.26%	0.26%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $1.8 million and $1.9 million at  September 30, 2025 and  December 31, 2024, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Nine months ended September 30,
	2025	2024
	(In Thousands)
Mortgage servicing rights at beginning of the period	$732	$1,811
Additions	480	640
Amortization	(169)	(215)
Sales	-	(1,958)
Mortgage servicing rights at end of the period	1,043	278
Valuation allowance (recorded) recovered during the period	(4)	213
Mortgage servicing rights at end of the period, net	$1,039	$491

The unpaid principal balance of loans serviced for others was $118.3 million and $83.4 million at September 30, 2025 and December 31, 2024, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $1.3 million at September 30, 2025 and $807,000 at  December 31, 2024, respectively.

During the three and nine months ended  September 30, 2025, there were no sales of mortgage servicing rights.  During the the three months ended September 30, 2024, there were no sales of mortgage servicing rights. During the nine months ended September 30, 2024, the Company sold mortgage servicing rights related to $233.0 million in loans receivable with a book value of $2.0 million for $2.1 million resulting in a gain on sale of $152,000.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ending December 31:
2025	$43
2026	189
2027	170
2028	151
2029	132
Thereafter	354
Total	$1,039

Note 5 — Deposits

At September 30, 2025 and December 31, 2024, the aggregate balance of uninsured time deposits of $250,000 or more was $174.4 million and $167.3 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at September 30, 2025 is as follows:

(In Thousands)

Within one year	$843,881
More than one to two years	54,574
More than two to three years	3,584
More than three to four years	358
More than four through five years	230
$902,627

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Bank. Such deposits amounted to $12.1 million and $11.3 million at September 30, 2025 and December 31, 2024, respectively.

Note 6 — Borrowings

Borrowings consist of the following:

	September 30, 2025		December 31, 2024
Category	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances
FHLB short-term advances	$250,166	4.19%	$293,553	4.41%
FHLB long-term advances maturing 2027	50,000	1.73%	80,000	2.39%
FHLB long-term advances maturing 2028	60,000	3.31%	-	-
FHLB long-term advances maturing 2029	60,000	3.48%	70,000	3.46%
FHLB long-term advances maturing 2030	40,000	3.21%	-	-
Total FHLB advances	460,166	3.63%	443,553	3.89%
Repurchase agreements	8,895	7.24%	2,966	7.49%
Total borrowings	$469,061	3.70%	$446,519	3.92%

The short-term repurchase agreement represents the outstanding portion of a total $50.0 million commitment with one unrelated bank as of September 30, 2025.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $8.9 million balance at September 30, 2025 and a $3.0 million balance at December 31, 2024.

The $250.2 million in FHLB short-term advances as of  September 30, 2025 have fixed rates.

The $210.0 million in FHLB long-term advances as of  September 30, 2025 have fixed rates. A total of $160.0 million in FHLB long-term advances have FHLB call options available.

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

At September 30, 2025, the Company had approximately $334.0 million in unused borrowing capacity at the FHLB.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 76% of the carrying value of unencumbered one- to four-family mortgage loans, 73% of the carrying value of multi-family loans and 62% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $20.7 million at September 30, 2025 and $20.3 million at  December 31, 2024, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of September 30, 2025, the Bank was considered well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of September 30, 2025 and December 31, 2024 are presented in the tables below:

	September 30, 2025
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$376,646	20.46%	$147,260	8.00%	$193,280	10.50%	N/A	N/A
Waterstone Bank	364,300	19.79%	147,260	8.00%	193,290	10.50%	184,081	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	357,971	19.45%	110,450	6.00%	156,470	8.50%	N/A	N/A
Waterstone Bank	345,625	18.78%	110,450	6.00%	156,470	8.50%	147,265	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	357,971	19.45%	82,840	4.50%	128,860	7.00%	N/A	N/A
Waterstone Bank	345,625	18.78%	82,840	4.50%	128,860	7.00%	119,653	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	357,971	19.45%	73,630	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	345,625	18.78%	73,630	4.00%	N/A	N/A	92,041	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	345,625	15.24%	136,110	6.00%	N/A	N/A	N/A	N/A

	December 31, 2024
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$376,624	20.90%	$144,162	8.00%	$189,213	10.50%	N/A	N/A
Waterstone Bank	365,634	20.29%	144,167	8.00%	189,220	10.50%	180,209	10.00%
Tier I capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	357,135	19.81%	108,168	6.00%	153,238	8.50%	N/A	N/A
Waterstone Bank	346,145	19.21%	108,126	6.00%	153,178	8.50%	144,168	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	357,135	19.81%	81,126	4.50%	126,196	7.00%	N/A	N/A
Waterstone Bank	346,145	19.21%	81,094	4.50%	126,147	7.00%	117,136	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	357,135	16.04%	89,061	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	346,145	15.55%	89,041	4.00%	N/A	N/A	111,301	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	346,145	15.68%	132,453	6.00%	N/A	N/A	N/A	N/A

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

	September 30, 2025	December 31, 2024
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$44,716	$19,052
Commitments to extend credit under home equity lines of credit (2)	10,286	11,531
Unused portion of construction loans (3)	44,309	72,753
Unused portion of business lines of credit	15,600	15,061
Standby letters of credit	1,991	399

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of  September 30, 2025 and  December 31, 2024. Please see Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $1.0 million as of  September 30, 2025 and $1.3 million as of  December 31, 2024.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

September 30, 2025
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$274.9	Other assets	$0.2	Other liabilities	$0.5
Interest rate locks	135.1	Other assets	0.8	Other liabilities	-
Interest rate swaps	169.4	Other assets	7.3	Other liabilities	7.3

December 31, 2024
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$171.6	Other assets	$0.6	Other liabilities	$-
Interest rate locks	136.2	Other assets	0.3	Other liabilities	-
Interest rate swaps	140.2	Other assets	12.6	Other liabilities	12.6

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

Interest Rate Swaps

The back-to-back swaps mature in December 2029 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of September 30, 2025 and December 31, 2024, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon SOFR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of September 30, 2025 and December 31, 2024.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at September 30, 2025 and at December 31, 2024.

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

There were 179,000 and 183,000 antidilutive shares of common stock for the three months ended September 30, 2025 and 2024, respectively. There were 216,000 and 206,000 antidilutive shares of common stock for the nine months ended  September 30, 2025 and 2024, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In Thousands, except per share amounts)

Net income	$7,926	$4,728	$18,689	$13,478

Weighted average shares outstanding	17,639	18,350	17,962	18,631
Effect of dilutive potential common shares	32	95	23	46
Diluted weighted average shares outstanding	$17,671	$18,445	$17,985	$18,677

Basic earnings per share	$0.45	$0.26	$1.04	$0.72
Diluted earnings per share	$0.45	$0.26	$1.04	$0.72

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

The following table presents information about our assets recorded in the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	September 30, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$10,305	$-	$10,305	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	148,006	-	148,006	-
Private-label issued	5,707	-	5,707	-
Municipal securities	53,585	-	53,585	-
Other debt securities	8,800	-	8,800	-
Loans held for sale	135,676	-	135,676	-
Mortgage banking derivative assets	1,016	-	-	1,016
Interest rate swap assets	7,343	-	7,343	-
Liabilities
Mortgage banking derivative liabilities	477	-	-	477
Interest rate swap liabilities	7,343	-	7,343	-

		Fair Value Measurements Using

	December 31, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$9,611	$-	$9,611	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	131,736	-	131,736	-
Private-label issued	6,400	-	6,400	-
Government sponsored enterprise bonds	2,440	-	2,440	-
Municipal securities	47,076	-	47,076	-
Other debt securities	11,286	-	11,286	-
Loans held for sale	135,909	-	135,909	-
Mortgage banking derivative assets	897	-	-	897
Interest rate swap assets	12,575	-	12,575	-
Liabilities
Mortgage banking derivative liabilities	46	-	-	46
Interest rate swap liabilities	12,575	-	12,575	-

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$335	$1,164	$851	$(30)
Mortgage derivative (loss) gain, net	204	(252)	(312)	942
Mortgage derivative, net balance at the end of the period	$539	$912	$539	$912

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about assets recorded in the consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$85	$-	$-	$85
Impaired MSR	4	-	-	4

		Fair Value Measurements Using
	December 31, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$505	$-	$-	$505

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2025 and  December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	September 30,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2025	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$539	Pricing models	Pull through rate	13.1%	100.0%	69.2%
Real estate owned	85	Market approach	Discount rates applied to appraisals	20.4%	20.4%	20.4%
Mortgage servicing rights	1,327	Pricing models	Prepayment rate	8.1%	47.1%	12.7%
			Discount rate	9.5%	11.0%	9.5%

	December 31,
	2024
Mortgage banking derivatives	$851	Pricing models	Pull through rate	13.7%	100.0%	66.3%
Real estate owned	505	Market approach	Discount rates applied to appraisals	32.4%	96.9%	79.6%

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	September 30, 2025					December 31, 2024
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$53,768	$53,768	$53,768	$-	$-	$39,761	$39,761	$39,761	$-	$-
Loans receivable	1,714,836	1,676,396	-	-	1,676,396	1,680,576	1,603,437	-	-	1,603,437
FHLB stock	20,707	20,707	20,707	-	-	20,295	20,295	20,295	-	-
Accrued interest receivable	8,106	8,106	8,106	-	-	7,853	7,853	7,853	-	-
Mortgage servicing rights	1,039	1,327	-	-	1,327	732	807	-	-	807

Financial Liabilities
Deposits	1,385,973	1,385,591	483,346	902,245	-	1,359,897	1,359,381	454,358	905,023	-
Advance payments by borrowers for taxes	26,993	26,993	26,993	-	-	5,630	5,630	5,630	-	-
Borrowings	469,061	465,283	-	465,283	-	446,519	439,455	-	439,455	-
Accrued interest payable	3,815	3,815	3,815	-	-	3,340	3,340	3,340	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at September 30, 2025 and December 31, 2024.

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

Presented below is the segment information:

	As of or for the three months ended September 30, 2025
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$14,617	$103	$19	$14,739
Provision (credit) for credit losses	(276)	7	-	(269)
Net interest income after provision (credit) for credit losses	14,893	96	19	15,008

Noninterest income:	1,359	20,985	(42)	22,302

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,036	15,716	(218)	20,534
Occupancy, office furniture and equipment	907	781	-	1,688
Advertising	213	499	-	712
Data processing	733	475	2	1,210
Communications	108	141	-	249
Professional fees	200	180	-	380
Real estate owned	4	-	-	4
Loan processing expense	-	688	-	688
Other	617	1,271	113	2,001
Total noninterest expenses	7,818	19,751	(103)	27,466
Income before income tax expense	8,434	1,330	80	9,844
Income tax expense	1,518	382	18	1,918
Net income	$6,916	$948	$62	$7,926

Total Assets	$2,501,480	$169,697	$(402,008)	$2,269,169

	As of or for the three months ended September 30, 2024
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$12,250	$(760)	$27	$11,517
Provision (credit) for credit losses	(302)	(75)	-	(377)
Net interest income (expense) after provision (credit) for credit losses	12,552	(685)	27	11,894

Noninterest income:	1,227	21,386	(61)	22,552

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,326	15,930	(239)	21,017
Occupancy, office furniture and equipment	904	953	-	1,857
Advertising	311	615	-	926
Data processing	720	570	7	1,297
Communications	80	152	-	232
Professional fees	190	379	-	569
Real estate owned	-	-	-	-
Loan processing expense	-	697	-	697
Other	602	1,261	102	1,965
Total noninterest expenses	8,133	20,557	(130)	28,560
Income before income tax expense	5,646	144	96	5,886
Income tax expense	941	194	23	1,158
Net income (loss)	$4,705	$(50)	$73	$4,728

Total Assets	$2,472,126	$193,726	$(421,516)	$2,244,336

	As of or for the nine months ended September 30, 2025
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$40,660	$308	$55	$41,023
Provision (credit) for credit losses	(813)	(23)	-	(836)
Net interest income after provision (credit) for credit losses	41,473	331	55	41,859

Noninterest income:	4,393	59,359	(24)	63,728

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	15,275	44,082	(655)	58,702
Occupancy, office furniture and equipment	2,903	2,467	-	5,370
Advertising	603	1,578	-	2,181
Data processing	2,251	1,480	4	3,735
Communications	307	434	-	741
Professional fees	743	1,856	17	2,616
Real estate owned	(14)	-	-	(14)
Loan processing expense	-	2,425	-	2,425
Other	1,679	4,252	506	6,437
Total noninterest expenses	23,747	58,574	(128)	82,193
Income before income tax expense	22,119	1,116	159	23,394
Income tax expense	4,345	325	35	4,705
Net income	$17,774	$791	$124	$18,689

	As of or for the nine months ended September 30, 2024
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$35,082	$(1,853)	$104	$33,333
Provision (credit) for credit losses	(476)	(59)	-	(535)
Net interest income (expense) after provision (credit) for credit losses	35,558	(1,794)	104	33,868

Noninterest income:	3,708	66,795	(206)	70,297

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	15,802	47,572	(719)	62,655
Occupancy, office furniture and equipment	2,887	3,107	-	5,994
Advertising	714	2,113	-	2,827
Data processing	2,100	1,627	18	3,745
Communications	217	481	-	698
Professional fees	575	1,468	27	2,070
Real estate owned	14	-	-	14
Loan processing expense	-	2,604	-	2,604
Other	1,965	3,519	278	5,762
Total noninterest expenses	24,274	62,491	(396)	86,369
Income before income tax expense	14,992	2,510	294	17,796
Income tax expense	3,298	949	71	4,318
Net income	$11,694	$1,561	$223	$13,478

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and nine months ended September 30, 2025 and 2024 and the financial condition as of September 30, 2025 compared to the financial condition as of December 31, 2024.

As described in the notes to the unaudited consolidated financial statements, we have two reportable segments: community banking and mortgage banking. The community banking segment provides consumer and business banking products and services to customers primarily within Southeastern Wisconsin. Consumer products include loan products, deposit products, and personal investment services. Business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts.  The mortgage banking segment, which is conducted by offices in 28 states through Waterstone Mortgage Corporation, consists of originating residential mortgage loans primarily for sale in the secondary market.

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and nine months ended September 30, 2025 and 2024, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

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

Significant Items

There were no significant items that impacted earnings for the three and nine months ended September 30, 2025 and 2024.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended September 30, 2025 and 2024

Net income totaled $6.9 million for the three months ended September 30, 2025 compared to $4.7 million for the three months ended September 30, 2024. Net interest income increased $2.4 million to $14.6 million for the three months ended September 30, 2025 compared to $12.3 million for the three months ended September 30, 2024.  Interest expense on borrowings decreased $3.1 million as growth in time deposits allowed us to carry a lower average balance of FHLB advances.

There was a negative provision for credit losses of $276,000 for the three months ended September 30, 2025 compared to a negative provision for credit losses of $302,000 for the three months ended September 30, 2024. The negative provision for credit losses of $276,000 consisted of a $137,000 negative provision related to loans and $139,000 provision related to unfunded commitments for the three months ended September 30, 2025. The current quarter decrease was primarily due to decreases in single-family and commercial real estate qualitative risk factors, offset by an increase in the multi-family loan balances. The negative provision for credit losses related to unfunded loan commitments was $139,000 for the quarter ended September 30, 2025 compared to a negative provision for credit losses related to unfunded loan commitments of $84,000 for the quarter ended September 30, 2024. The negative provision for credit losses related to unfunded loan commitments for the quarter ended September 30, 2025 was due primarily to a decrease in the construction loans waiting to be funded.

Compensation, payroll taxes, and other employee benefits expense decreased $290,000 to $5.0 million compared to the quarter ending September 30, 2024 primarily due to a decrease in health insurance expense as claims decreased.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2025 and 2024

Net income totaled $948,000 for the three months ended September 30, 2025 compared to a net loss of $50,000 for the three months ended September 30, 2024. We originated $539.4 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended September 30, 2025, which represents a decrease of $19.3 million, or 3.5%, from the $558.7 million originated during the three months ended September 30, 2024. The decrease in loan production volume was driven by a $10.7 million, or 2.2%, decrease in purchase products and a $8.6 million decrease in refinance products. Total mortgage banking noninterest income decreased $401,000, or 1.9%, to $21.0 million during the three months ended September 30, 2025 compared to $21.4 million during the three months ended September 30, 2024.  The decrease in mortgage banking noninterest income was related to a 3.5% decrease in volume and was partially offset by a 1.1% increase in gross margin on loans originated and sold for the three months ended September 30, 2025 compared to September 30, 2024.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing-retained basis. Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property comprised 90.1% of total originations during the three months ended September 30, 2025, compared to 88.9% of total originations during the three months ended September 30, 2024, respectively.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 37.7% and 62.3% of all loan originations, respectively, during the three months ended September 30, 2025, compared to 35.2% and 64.8% of all loan originations, respectively, during the three months ended September 30, 2024.

Total compensation, payroll taxes and other employee benefits decreased $214,000, or 1.3%, to $15.7 million for the three months ended September 30, 2025 compared to $15.9 million for the three months ended September 30, 2024. The decrease primarily related to decreased commission expense due to a decrease in loan origination volumes and salary expense due to reduced employee headcount and a offset by increases in the annual bonus accrual and sign-on incentives.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended September 30,
	2025	2024
	(Dollars In Thousands, except per share amounts)

Net income	$7,926	$4,728
Earnings per share - basic	0.45	0.26
Earnings per share - diluted	0.45	0.26
Annualized return on average assets	1.42%	0.83%
Annualized return on average equity	9.14%	5.55%

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

	Three months ended September 30,
	2025			2024
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,809,600	$26,625	5.84%	$1,870,627	$26,590	5.65%
Mortgage related securities(2)	178,063	1,365	3.04%	170,221	1,137	2.66%
Debt securities, federal funds sold and short-term investments(2) (3)	131,165	1,566	4.74%	115,270	1,524	5.26%
Total interest-earning assets	2,118,828	29,556	5.53%	2,156,118	29,251	5.40%

Noninterest-earning assets	103,434			104,600
Total assets	$2,222,262			$2,260,718

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$90,015	24	0.11%	$89,334	24	0.11%
Money market and savings accounts	334,300	1,721	2.04%	304,116	1,483	1.94%
Time deposits - retail	823,274	8,142	3.92%	785,793	8,965	4.54%
Time deposits -brokered	61,814	640	4.11%	435	5	4.57%
Total interest-bearing deposits	1,309,403	10,527	3.19%	1,179,678	10,477	3.53%
Borrowings	440,968	4,290	3.86%	600,570	7,197	4.77%
Total interest-bearing liabilities	1,750,371	14,817	3.36%	1,780,248	17,674	3.95%

Noninterest-bearing liabilities
Noninterest-bearing deposits	88,799			91,532
Other noninterest-bearing liabilities	39,136			49,787
Total noninterest-bearing liabilities	127,935			141,319
Total liabilities	1,878,306			1,921,567
Equity	343,956			339,151
Total liabilities and equity	$2,222,262			$2,260,718

Net interest income / Net interest rate spread (4)		14,739	2.17%		11,517	1.44%
Net interest-earning assets (5)	$368,457			$375,870
Net interest margin (6)			2.76%			2.14%
Average interest-earning assets to average interest-bearing liabilities			121.05%			121.11%

__________

(1)	Interest income includes net deferred loan fee amortization income of $185,000 and $168,000 for the three months ended September 30, 2025 and 2024, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 4.97% and 5.26% for the three months ended September 30, 2025 and 2024, respectively.

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

	Three months ended September 30,
	2025 versus 2024
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(858)	$893	$35
Mortgage related securities(3)	45	183	228
Other earning assets(3) (4)	194	(92)	102
Total interest-earning assets	(619)	984	365

Interest expense:
Demand accounts	-	-	-
Money market and savings accounts	157	81	238
Time deposits - retail	441	(1,264)	(823)
Time deposits - brokered	636	(1)	635
Total interest-bearing deposits	1,234	(1,184)	50
Borrowings	(1,692)	(1,215)	(2,907)
Total interest-bearing liabilities	(458)	(2,399)	(2,857)
Net change in net interest income	$(161)	$3,383	$3,222

______________

(1)	Interest income includes net deferred loan fee amortization income of $185,000 and $168,000 for the three months ended September 30, 2025 and 2024, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 4.97% and 5.26% for the three months ended September 30, 2025 and 2024, respectively.

Net interest income increased $3.2 million, or 28.0%, to $14.7 million during the three months ended September 30, 2025 compared to $11.5 million during the three months ended September 30, 2024 primarily due to increased yields on our loan and securities portfolios as well as decreased cost of borrowings as a larger portion of our investments were funded by deposits rather than borrowings. Additionally, there was a decrease in borrowing rates compared to the prior year period.

●

Interest income on loans increased $35,000, or 0.1%, to $26.6 million due primarily to a 19 basis point increase in average yield on loans as interest rates continued to increase.  The increase in yield was offset by a $61.0 million decrease on the average loans receivable and held for sales balance.

●

Interest expense on retail time deposits decreased $823,000, or 9.2%, to $8.1 million primarily due to the the 62 basis point decrease in average in average cost of retail time deposits compared to the prior year period. This decrease was partially offset by a $37.5 million increase in average retail time deposit balance. Interest expense on brokered time deposits increased $635,000 due to the increase of $61.4 million in average brokered time deposits.

●

Interest expense on money market, savings, and escrow accounts increased $238,000, or 16.0%, to $1.7 million due primarily to a 10 basis point increase in average cost of money market, savings, and escrow accounts as rates increased to attract new account openings. Additionally, the average balance increased $30.2 million.

●

Interest expense on borrowings decreased $2.9 million, or 40.4%, to $4.3 million due to a $159.6 million decrease in the average balance of borrowings during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as we transitioned to more time deposits and money market accounts. Additionally, the average cost of borrowings decreased by 91 basis points as there were fed funds rate cuts over the past year.

Provision for Credit Losses

There was a negative provision for credit losses of $269,000 for the three months ended September 30, 2025 compared to a negative $377,000 provision for credit losses for the three months ended September 30, 2024. The $269,000 negative provision for credit losses consisted of a $130,000 negative provision related to loans and a provision related to unfunded commitments of $139,000 for the three months ended September 30, 2025. During the three months ended September 30, 2025, the decrease was primarily due to decreases in single-family and commercial real estate qualitative risk factors, offset by an increase in the multi-family loan balances. The negative provision for credit losses related to unfunded loan commitments for the quarter ended September 30, 2025 was due primarily to a decrease in the construction loans waiting to be funded.

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

Noninterest Income

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$618	$545	$73	13.4%
Increase in cash surrender value of life insurance	526	410	116	28.3%
Mortgage banking income	20,875	21,294	(419)	(2.0)%
Other	283	303	(20)	(6.6)%
Total noninterest income	$22,302	$22,552	$(250)	(1.1)%

Total noninterest income decreased $250,000, or 1.1%, to $22.3 million during the three months ended September 30, 2025 compared to $22.6 million during the three months ended September 30, 2024.

●	The decrease in mortgage banking income was primarily the result of a decrease in loan origination volumes offset by an increase in gross margin on loans originated. Total loan origination volume on a consolidated basis decreased $19.9 million, or 3.6%, to $535.6 million during the three months ended September 30, 2025 compared to $555.5 million during the three months ended September 30, 2024. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Gross margin on loans originated and sold increased 1.1% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2025 and 2024" above for additional discussion of the increase in mortgage banking income.

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$20,534	$21,017	$(483)	(2.3)%
Occupancy, office furniture, and equipment	1,688	1,857	(169)	(9.1)%
Advertising	712	926	(214)	(23.1)%
Data processing	1,210	1,297	(87)	(6.7)%
Communications	249	232	17	7.3%
Professional fees	380	569	(189)	(33.2)%
Real estate owned	4	-	4	#DIV/0!
Loan processing expense	688	697	(9)	(1.3)%
Other	2,001	1,965	36	1.8%
Total noninterest expenses	$27,466	$28,560	$(1,094)	(3.8)%

Total noninterest expenses decreased $1.1 million, or 3.8%, to $27.5 million during the three months ended September 30, 2025 compared to $28.6 million during the three months ended September 30, 2024.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $214,000, or 1.3%, to $15.7 million during the three months ended September 30, 2025. The decrease primarily related to decreased commission expense due to a decrease in loan origination volumes and salary expense due to reduced employee headcount and a offset by an increase in health insurance expense.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $290,000, or 5.4%, to $5.0 million during the three months ended September 30, 2025. The decrease was primarily due to a decrease in health insurance expense as claims decreased.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $171,000 to $781,000 during the three months ended September 30, 2025, primarily resulting from decreased rent and depreciation expenses as underperforming branches were closed over the past year.
●	Occupancy, office furniture and equipment expense at the community banking segment increased $3,000 to $907,000 during the three months ended September 30, 2025. The increase was due primarily to increases in equipment maintenance and utility costs.
●	Professional fees decreased $189,000 to $380,000 during the three months ended September 30, 2025. The decrease was primarily related to a decrease in legal fees at the mortgage banking segment as a settlement related to a prior year dispute was finalized in previous quarter.
●	Other noninterest expense increased $36,000, or 1.8%, to $2.0 million during the three months ended September 30, 2025. The increase primarily related to increased provision for loan sale losses, provision for branch losses, and branch overhead at the mortgage banking segment.

Income Taxes

Income tax expense totaled $1.9 million for the three months ended September 30, 2025 compared to $1.2 million during the three months ended September 30, 2024. Income tax expense was recognized on the statement of income during the three months ended September 30, 2025 at an effective rate of 19.5% of pretax income compared to the three months ended September 30, 2024 at an effective rate of 19.7% of pretax income.

Comparison of Community Banking Segment Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Net income totaled $17.8 million for the nine months ended September 30, 2025 compared to $11.7 million for the nine months ended September 30, 2024. Net interest income increased $5.6 million to $40.7 million for the nine months ended September 30, 2025 compared to $35.1 million for the nine months ended September 30, 2024.  Interest expense on borrowings decreased $10.0 million as growth in time deposits allowed us to carry a lower average balance of FHLB advances along with a decrease in average cost of borrowings as there were fed funds rate cuts over the past year.. Interest expense on deposits increased $3.6 million due primarily to a reduction in time deposit interest rate offerings.

There was a negative provision for credit losses of $813,000 for the nine months ended September 30, 2025 compared to a negative provision for credit losses of $476,000 for the nine months ended September 30, 2024. The negative provision for credit losses of $813,000 consisted of a $575,000 negative provision related to loans and $237,000 provision related to unfunded commitments for the nine months ended September 30, 2025. The current year decrease was primarily due to decreases in historical loss rates, loan portfolio balances, and certain loan qualitative factors primarily in the single-family category. The negative provision for credit losses related to unfunded loan commitments was $237,000 for the nine months ended September 30, 2025 compared to a negative provision for credit losses related to unfunded loan commitments of $96,000 for the nine months ended September 30, 2024. The negative provision for credit losses related to unfunded loan commitments was primarily due to a decrease in construction loans that are waiting to be funded compared to the prior year end and certain qualitative factors.

Compensation, payroll taxes, and other employee benefits expense decreased $527,000 to $15.3 million compared to the quarter ending September 30, 2024 primarily due to a decrease in health insurance expense as claims decreased. Other noninterest expense decreased $286,000 to $1.7 million primarily due to a decrease in certain loan fees paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans decreased. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Net income totaled $791,000 for the nine months ended September 30, 2025 compared to net income of $1.6 million for the nine months ended September 30, 2024. We originated $1.52 billion in mortgage loans held for sale (including sales to the community banking segment) during the nine months ended September 30, 2025, which represents a decrease of $162.0 million, or 9.7%, from the $1.68 billion originated during the nine months ended September 30, 2024. The decrease in loan production volume was driven by a $170.5 million, or 11.1%, decrease in purchase products offset by a $8.5 million increase in refinance products. Total mortgage banking noninterest income decreased $7.4 million, or 11.1%, to $59.4 million during the nine months ended September 30, 2025 compared to $66.8 million during the nine months ended September 30, 2024. The decrease in mortgage banking noninterest income was related to a 9.7% decrease in volume and a 1.6% decrease in gross margin on loans originated and sold for the nine months ended September 30, 2025 compared to September 30, 2024.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property comprised 90.0% of total originations during the nine months ended September 30, 2025, compared to 90.9% of total originations during the nine months ended September 30, 2024, respectively.  The mix of loan type trended towards more governmental loans and less conventional loans, with governmental loans and conventional loans comprising 39.6% and 60.4% of all loan originations, respectively, during the nine months ended September 30, 2025, compared to 36.7% and 63.7% of all loan originations, respectively, during the nine months ended September 30, 2024.

Total compensation, payroll taxes and other employee benefits decreased $3.5 million, or 7.3%, to $44.1 million for the nine months ended September 30, 2025 compared to $47.6 million for the nine months ended September 30, 2024. The decrease primarily related to decreased commission expense, branch manager pay, and salary expense driven by reduced employee headcount and a decrease in loan origination volumes and branch profitability.

Professional fees increased $388,000, or 26.4%, to $1.9 million for the nine months ended September 30, 2025, compared to $1.5 million for the nine  months ended September 30, 2024.  The increase was primarily related to legal services and the finalization of a settlement related to a previously disclosed legal matter during the nine months ended September 30, 2025 . The Company maintained a $1.3 million accrual related to this legal matter as of December 31, 2024.

Consolidated Waterstone Financial, Inc. Results of Operations

	Nine months ended September 30,
	2025	2024
	(Dollars In Thousands, except per share amounts)

Net income	$18,689	$13,478
Earnings per share - basic	1.04	0.72
Earnings per share - diluted	1.04	0.72
Annualized return on average assets	1.13%	0.81%
Annualized return on average equity	7.23%	5.30%

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

	Nine months ended September 30,
	2025			2024
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,796,911	$77,578	5.77%	$1,845,203	$76,675	5.55%
Mortgage related securities(2)	174,103	3,809	2.93%	171,393	3,360	2.62%
Debt securities, federal funds sold and short-term investments(2) (3)	128,655	4,609	4.79%	111,246	4,081	4.90%
Total interest-earning assets	2,099,669	85,996	5.48%	2,127,842	84,116	5.28%

Noninterest-earning assets	104,534			104,124
Total assets	$2,204,203			$2,231,966

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$88,995	70	0.11%	$89,335	74	0.11%
Money market and savings accounts	318,755	4,936	2.07%	292,964	4,114	1.88%
Time deposits - retail	824,162	25,395	4.12%	761,286	24,970	4.38%
Time deposits - brokered	77,020	2,425	4.21%	146	5	4.57%
Total interest-bearing deposits	1,308,932	32,826	3.35%	1,143,731	29,163	3.41%
Borrowings	425,429	12,147	3.82%	608,659	21,620	4.74%
Total interest-bearing liabilities	1,734,361	44,973	3.47%	1,752,390	50,783	3.87%

Noninterest-bearing liabilities
Noninterest-bearing deposits	83,033			92,429
Other noninterest-bearing liabilities	42,507			47,153
Total noninterest-bearing liabilities	125,540			139,582
Total liabilities	1,859,901			1,891,972
Equity	343,260			339,994
Total liabilities and equity	$2,203,161			$2,231,966

Net interest income / Net interest rate spread (4)		41,023	2.01%		33,333	1.41%
Net interest-earning assets (5)	$365,308			$375,452
Net interest margin (6)			2.61%			2.09%
Average interest-earning assets to average interest-bearing liabilities			121.06%			121.43%

__________

(1)	Interest income includes net deferred loan fee amortization income of $336,000 and $486,000 for the nine months ended September 30, 2025 and 2024, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 5.00% and 5.12% for the nine months ended September 30, 2025 and 2024, respectively.

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

	Nine months ended September 30,
	2025 versus 2024
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(2,062)	$2,965	$903
Mortgage related securities(3)	53	396	449
Other earning assets(3) (4)	623	(95)	528
Total interest-earning assets	(1,386)	3,266	1,880

Interest expense:
Demand accounts	-	(4)	(4)
Money market and savings accounts	383	439	822
Time deposits - retail	1,513	(1,088)	425
Time deposits - brokered	2,420	-	2,420
Total interest-bearing deposits	4,316	(653)	3,663
Borrowings	(5,759)	(3,714)	(9,473)
Total interest-bearing liabilities	(1,443)	(4,367)	(5,810)
Net change in net interest income	$57	$7,633	$7,690

______________

(1)	Interest income includes net deferred loan fee amortization income of $336,000 and $486,000 for the nine months ended September 30, 2025 and 2024, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 5.00% and 5.12% for the nine months ended September 30, 2025 and 2024, respectively.

Net interest income increased $7.7 million, or 23.1%, to $41.0 million during the nine months ended September 30, 2025 compared to $33.3 million during the nine months ended September 30, 2024 primarily due to increased yields on our loan and securities portfolios as well as decreased cost of borrowings as a larger portion of our investments were funded by deposits rather than borrowings. Additionally, there was a decrease in borrowing rates compared to the prior year period.

●

Interest income on loans increased $903,000, or 1.2%,  to $77.6 million due primarily to a 22 basis point increase in average yield on loans as interest rates continued to increase. The increase was offset by a $48.3 million decrease on the average loans receivable and held for sale balances.

●

Interest expense on retail time deposits increased $425,000, or 1.7%, to $25.4  million primarily due to the the increase in average balance of $62.9 million. Interest expense on brokered time deposits increased $2.4 million due to the addition of $77.0 million in average brokered time deposits balance.

●

Interest expense on money market, savings, and escrow accounts increased $822,000, or 20.0%,to $4.9 million due primarily to a 19 basis point increase in average cost of money market, savings, and escrow accounts as rates increased to stay competitive in the market and attract new accounts. Additionally, the average balance increased $25.8 million.

●

Interest expense on borrowings decreased $9.5 million, or 43.8%, to $12.1 million due to a $183.2 million decrease in the average balance of borrowings during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 as we transitioned to more time deposits. Additionally, the average cost of borrowings decreased by 92 basis points as there were fed funds rate cuts over the past year.

Provision for Credit Losses

There was a negative provision for credit losses of $836,000 for the nine months ended September 30, 2025 compared to a negative provision for credit losses of $535,000 for the nine months ended September 30, 2024. The $836,000 negative provision for credit losses consisted of a $599,000 negative provision related to loans and a negative provision related to unfunded commitments of $237,000 for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the decrease was primarily due to decreases in single-family qualitative risk factors. The decrease in provision for unfunded commitments was primarily due to a decrease in historical loss and qualitative factors in certain loan categories. We made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

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

Noninterest Income

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$1,624	$1,434	$190	13.2%
Increase in cash surrender value of life insurance	2,021	1,562	459	29.4%
Mortgage banking income	59,162	66,200	(7,038)	(10.6)%
Other	921	1,101	(180)	(16.3)%
Total noninterest income	$63,728	$70,297	$(6,569)	(9.3)%

Total noninterest income decreased $6.6 million, or 9.3%, to $63.7 million during the nine months ended September 30, 2025 compared to $70.3 million during the nine months ended September 30, 2024.

●	The decrease in mortgage banking income was primarily the result of a decrease in loan origination volumes and a decrease in gross margin. Total loan origination volume on a consolidated basis decreased $150.1 million, or 9.0%, to $1.51 billion during the nine months ended September 30, 2025 compared to $1.66 billion during the nine months ended September 30, 2024. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Gross margin on loans originated and sold decreased 1.6% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Nine Months Ended September 30, 2025 and 2024" above for additional discussion of the increase in mortgage banking income.
●	The increase in cash surrender value of life insurance of $459,000 was primarily due to the additional policy added at the end of December 31, 2024 and the increase in dividend rates.

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$58,702	$62,655	$(3,953)	(6.3)%
Occupancy, office furniture, and equipment	5,370	5,994	(624)	(10.4)%
Advertising	2,181	2,827	(646)	(22.9)%
Data processing	3,735	3,745	(10)	(0.3)%
Communications	741	698	43	6.2%
Professional fees	2,616	2,070	546	26.4%
Real estate owned	(14)	14	(28)	(200.0)%
Loan processing expense	2,425	2,604	(179)	(6.9)%
Other	6,437	5,762	675	11.7%
Total noninterest expenses	$82,193	$86,369	$(4,176)	(4.8)%

Total noninterest expenses decreased $4.2 million, or 4.8%, to $82.2 million during the nine months ended September 30, 2025 compared to $86.4 million during the nine months ended September 30, 2024.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $3.5 million, or 7.3%, to $44.1 million during the nine months ended September 30, 2025. The decrease primarily related to decreased commission expense, branch manager pay, and salary expense driven by reduced employee headcount and a decrease in loan origination volumes and branch profitability.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment decreased $527,000,or 3.3%, to $15.3 million during the nine months ended September 30, 2025. The decrease was primarily due to a decrease in health insurance expense as claims decreased.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $640,000, to $2.5 million during the nine months ended September 30, 2025, primarily resulting from decreased rent and depreciation expenses as underperforming branches were closed over the past year.
●	Advertising expense decreased $646,000, or 22.9%, to $2.2 million during the nine months ended September 30, 2025. This was driven by a decrease of $535,000, or 25.3%, at the mortgage banking segment as it continues to focus on control costs in the challenging rate environment.
●	Professional fees increased $546,000 to $2.6 million during the nine months ended September 30, 2025. The increase was primarily related to legal services and the finalization of a settlement related to a previously disclosed legal matter during the nine months ended September 30, 2025. The Company maintained a $1.3 million accrual related to this legal matter as of December 31, 2024.
●	Other noninterest expense increased $675,000,or 11.7%, to $6.4 million during the nine months ended September 30, 2025. The increase primarily related to increased provision for branch losses, amortization of mortgage serving rights, hedging expense, and branch overhead at the mortgage banking segment.

Income Taxes

Income tax expense totaled $4.7 million for the nine months ended September 30, 2025 compared to $4.3 million during the nine months ended September 30, 2024. Income tax expense was recognized on the statement of income during the nine months ended September 30, 2025 at an effective rate of 20.1% of pretax income and during the nine months ended September 30, 2024 at an effective rate of 24.3% of pretax income. The decrease was primarily due to the 2024 Wisconsin tax law enacted which resulted in no Wisconsin state income taxes being expensed in future years, resulting in a lower estimated effective tax rate. The elimination of Wisconsin state income tax expense resulted in the establishment of a valuation allowance for 2024 Wisconsin state income deferred tax assets, resulting in a one-time $1.1 million charge to state income tax expense in the first quarter of 2024.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets – Total assets increased by $59.6 million, or 2.7%, to $2.27 billion at September 30, 2025 from $2.21 billion at December 31, 2024. The increase in total assets primarily reflects an increase in cash and cash equivalents, loans held for investment, and securities available for sale funded through an increase in deposits, borrowings, and advance payments by borrowers for taxes.

Cash and Cash Equivalents – Cash and cash equivalents increased $14.0 million, or 35.2%, to $53.8 million at September 30, 2025, compared to $39.8 million at December 31, 2024. The increase in cash and cash equivalents primarily reflects the increase of funding sources from deposits, borrowings, and advance payments by borrowers for taxes.

Securities Available for Sale – Securities available for sale increased $17.9 million to $226.4 million at September 30, 2025. The increase was primarily due to the purchases of securities exceeding paydowns and maturities and an increase in fair value as longer term interest rates decreased compared to the prior year period.

Loans Held for Sale - Loans held for sale decreased $233,000 to $135.7 million at September 30, 2025 due to a decrease primarily due to seasonal slowdown as year end approaches.

Loans Receivable - Loans receivable held for investment increased $34.3 million to $1.71 billion at September 30, 2025. The increase in total loans receivable was primarily attributable to increases in each of the multi-family, commercial real estate, and construction loan categories offset by a decrease in the one-to-four family loan category.

The following table shows loan originations during the periods indicated.

	For the
	Nine months ended September 30,
	2025	2024
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$9,883	$30,950
Multi-family	131,343	62,140
Home equity	3,446	3,152
Construction and land	3,238	18,326
Commercial real estate	27,345	28,552
Total real estate loans originated for investment	175,255	143,120
Consumer loans originated for investment	-	-
Commercial business loans originated for investment	6,386	1,016
Total loans originated for investment	$181,641	$144,136

Allowance for Credit Losses - Loans - The allowance for credit losses decreased to $17.7 million at September 30, 2025.  There was a $599,000 negative provision for credit losses - loans for the nine months ended September 30, 2025. The negative provision for credit losses related to loans decreased primarily due to a decrease in historical losses used in the calculation and decreases in certain qualitative factors. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses. Additionally, net recoveries totaled $22,000 for the nine months ended September 30, 2025.

Prepaid expenses and other assets – Total prepaid expenses and other assets decreased $8.4 million to $39.8 million at September 30, 2025. The decrease was primarily due to decreases in back-to-back loan swap fair value adjustment and the deferred tax asset for unrealized losses as long term interest rates decreased.

Deposits – Total deposits increased $26.1 million to $1.39 billion at September 30, 2025.  The increase was driven by increases of $5.5 million in demand deposits and $23.5 million in money market and savings deposits offset by a decrease of $2.9 million in time deposits.

Borrowings – Total borrowings increased $22.5 million, or 5.0%, to $469.1 million at September 30, 2025.  The community banking segment increased its FHLB long-term borrowings by $100.0 million, decreased its short-term FHLB borrowings by $43.4 million, and paid off $40.0 million in long-term FHLB borrowings.  External short-term borrowings at the mortgage banking segment increased a total of $5.9 million at September 30, 2025 from December 31, 2024.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $21.4 million to $27.0 million at September 30, 2025. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $16.8 million to $41.6 million at September 30, 2025. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition, and these amounts remain classified as other liabilities until settled. The decrease was also due to decrease in back-to-back loan swap fair value adjustment as long-term interest rates decreased.

Shareholders’ Equity – Shareholders' equity increased $6.4 million to $345.5 million at September 30, 2025.  Shareholders' equity increased primarily due increases in net income and the fair value of the securities portfolio.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2025	2024
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,674	$5,515
Over four-family	182	-
Home equity	14	150
Construction and land	-	-
Commercial real estate	126	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	5,996	5,665

Real estate owned
One- to four-family	-	370
Construction and land	85	145
Total real estate owned	85	515
Total nonperforming assets	$6,081	$6,180

Total non-accrual loans to total loans, net	0.35%	0.34%
Total non-accrual loans to total assets	0.26%	0.26%
Total nonperforming assets to total assets	0.27%	0.28%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Nine Months
	Ended September 30,
	2025	2024
	(In Thousands)

Balance at beginning of period	$5,665	$4,808
Additions	3,636	2,114
Transfers to real estate owned	-	-
Charge-offs	-	-
Returned to accrual status	(2,123)	(714)
Principal paydowns and other	(1,182)	(840)
Balance at end of period	$5,996	$5,368

Total non-accrual loans increased by $331,000, or 5.8%, to $6.0 million as of September 30, 2025 compared to $5.7 million as of December 31, 2024.  The ratio of non-accrual loans to total loans receivable was 0.35% at September 30, 2025 and 0.34% at December 31, 2024.  During the nine months ended September 30, 2025, $3.6 million in loans were placed on non-accrual status. Offsetting this activity, $2.1 million in loans returned to accrual status and $1.2 million in principal payments were received during the nine months ended September 30, 2025.

Of the $6.0 million in total non-accrual loans as of September 30, 2025, $4.3 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans and there were no specific reserves as of September 30, 2025.  The remaining $1.7 million of non-accrual loans were reviewed on an aggregate basis as of September 30, 2025.

The outstanding principal balance of our five largest non-accrual loans as of September 30, 2025 totaled $2.7 million, which represents 45.0% of total non-accrual loans as of that date.  The loans held for investment at the mortgage segment were reviewed on an aggregate basis.

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

As of September 30, 2025 and December 31, 2024, there were no loans 90 or more days past due and still accruing interest.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2025	2024
	(Dollars in Thousands)

Loans past due less than 90 days	$4,336	$11,137
Loans past due 90 days or more	4,184	3,985
Total loans past due	$8,520	$15,122

Total loans past due to total loans receivable	0.50%	0.90%

Past due loans decreased by $6.6 million, or 43.7%, to $8.5 million at September 30, 2025 from $15.1 million at December 31, 2024.  Loans past due less than 90 days decreased by $6.8 million, or 61.1%, primarily due to a decrease in the one-to four-family loan category. Loans past due 90 days or more increased by $199,000,  or 5.0%, primarily in the multi-family loan category during the nine months ended September 30, 2025.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Nine Months
	Ended September 30,
	2025	2024
	(Dollars in Thousands)

Balance at beginning of period	$18,247	$18,549
Provision (credit) for credit losses - loans	(599)	(439)
Charge-offs:
Mortgage
One- to four-family	-	3
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	42	26
Commercial	-	-
Total charge-offs	42	29
Recoveries:
Mortgage
One- to four-family	51	104
Multi family	3	8
Home Equity	-	-
Commercial real estate	2	2
Construction and land	-	3
Consumer	8	-
Commercial	-	-
Total recoveries	64	117
Net charge-offs (recoveries)	(22)	(88)
Allowance for credit losses - loans at end of period	$17,670	$18,198

Ratios:
Allowance for credit losses to non-accrual loans at end of period	294.70%	339.01%
Allowance for credit losses to loans receivable at end of period	1.03%	1.07%
Net recoveries to average loans outstanding (annualized)	(0.00)%	(0.01)%
Current year provision (credit) for credit losses - loans to net recoveries	(2,722.73%)	(498.86)%
Net recoveries (annualized) to beginning of the year allowance	(0.16)%	(0.63)%

The allowance for credit losses - loans was $17.7 million at September 30, 2025 and $18.2 million at December 31, 2024.  During the nine months ended September 30, 2025, there was a $599,000 negative provision for credit losses. Additionally, net recoveries totaled $22,000 for the nine months ended September 30, 2025.

We had net recoveries of $22,000, or less than 0.01% of average loans annualized, for the nine months ended September 30, 2025, compared to net recoveries of $88,000, or 0.01% of average loans annualized, for the nine months ended September 30, 2024.

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

During the nine months ended September 30, 2025, primary uses of cash and cash equivalents included: $1.51 billion in funding loans held for sale, $28.6 million for purchases of mortgage related securities, $9.2 million for purchases of debt securities, $37.5 million for payoffs of short-term borrowings, $70.0 million for payoffs of long-term borrowings, $8.1 million for cash dividends paid, $34.2 million for increase in loans held for investment, and $13.5 million for purchases of our common stock.

During the nine months ended September 30, 2025, primary sources of cash and cash equivalents included: $1.57 billion in proceeds from the sale of loans held for sale, $130.0 million in long-term borrowings, $18.6 million in principal repayments on mortgage related securities, $26.1 million for increase in deposits, $9.0 million in maturities of debt securities, $2.3 million in proceeds from exercised stock options, and $18.7 million in net income.

During the nine months ended September 30, 2024, primary uses of cash and cash equivalents included: $1.66 billion in funding loans held for sale, $31.1 million to fund loans held for investment, $10.8 million for purchases of mortgage related securities, $12.2 million for purchases of debt securities, $2.3 million for FHLB stock, $145.0 million for payoffs of long-term borrowings, $55.9 million for payoffs of short-term borrowings, $8.5 million for cash dividends paid, and $12.1 million for purchases of common stock.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2025 and 2024, respectively, $53.8 million and $41.4 million of our assets were invested in cash and cash equivalents. At September 30, 2025, cash and cash equivalents were comprised of the following: $50.1 million in cash held at the Federal Reserve Bank and other depository institutions and $3.7 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, advances from the FHLB and the Federal Reserve, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2025, we had $210.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, 2029, and 2030.  See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining call option details of our FHLB long-term debt.

The Company had approximately $365.8 million of uninsured deposits for approximately 1,462 customers as of September 30, 2025. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limits.

At September 30, 2025, we had outstanding commitments to originate loans receivable of $44.7 million.  In addition, at September 30, 2025, we had unfunded commitments under construction loans of $44.3 million, unfunded commitments under business lines of credit of $15.6 million and unfunded commitments under home equity lines of credit and standby letters of credit of $12.3 million.  At September 30, 2025, certificates of deposit scheduled to mature in one year or less totaled $843.9 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At September 30, 2025, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $12.9 million.

Capital

Shareholders' equity increased $6.4 million to $345.5 million at September 30, 2025. Shareholders' equity increased primarily due to net income and the increase in valuations of our securities available for sale.

The Company's Board of Directors authorized a 2,000,000 share stock repurchase program in the second quarter of 2024. As of September 30, 2025, the Company has approximately 643,000 shares remaining in the plan.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At September 30, 2025, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended September 30, 2025, we entered into $39.0 million of new long-term debt, entered into $194.5 million of new short-term debt, and repaid $186.5 million in short-term debt.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2025 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of September 30, 2025
Dollar Change	$(7,737)	$(4,638)	$(2,174)	$607
Percentage Change	(12.82)%	(7.68)%	(3.60)%	1.01%

At September 30, 2025, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 3.60% while a 100 basis point decrease in rates had the effect of increasing net interest income by 1.01%.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Following are the Company’s monthly common stock repurchases during the third quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
July 1, 2025 - July 31, 2025	114,662	$13.83	114,662	797,654
August 1, 2025 - August 31, 2025	106,435	14.13	106,435	691,219
September 1, 2025 - September 30, 2025	48,615	14.96	48,615	642,604
Total	269,712	$14.15	269,712	642,604

(a)

On April 23, 2024, the Board of Directors announced the termination of the then-existing stock repurchase plan and authorized the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 6, 2025
/s/ William F. Bruss
William F. Bruss
Chief Executive Officer Principal Executive Officer
Date: November 6, 2025
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer