Form 10-K
period 2025-12-31
Waterstone Financial, Inc.
filed 2026-02-26
CIK 1569994

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

F O R M   10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on June 30, 2025 as reported by the NASDAQ Global Select Market®, was approximately $246.2 million.

As of February 20, 2026, 18,359,930 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 19, 2026

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED December 31, 2025

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

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921. WaterStone Bank also has an active mortgage banking subsidiary, Waterstone Mortgage Corporation, which had 55 offices in 24 states as of December 31, 2025.

WaterStone Bank conducts its community banking business from 14 banking offices located in Milwaukee, Washington and Waukesha counties, Wisconsin. WaterStone Bank’s principal lending activity is originating one- to four-family, multi-family residential, and commercial real estate loans for retention in its portfolio. At December 31, 2025, such loans comprised 29.01%, 45.26%, and 19.54%, respectively, of WaterStone Bank’s loan portfolio. WaterStone Bank also offers home equity loans and lines of credit, construction and land loans, commercial business loans, and consumer loans. WaterStone Bank funds its loan production primarily with retail deposits, brokered deposits, and Federal Home Loan Bank advances. Our deposit offerings include certificates of deposit, money market savings accounts, transaction deposit accounts, noninterest bearing demand accounts and individual retirement accounts. Our investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds, private-label enterprise bonds, municipal obligations, and other debt securities.

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

WaterStone Bank’s mortgage banking operations are conducted through its wholly-owned subsidiary, Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originates single-family residential real estate loans for sale into the secondary market.  Waterstone Mortgage Corporation utilizes lines of credit provided by WaterStone Bank as a primary source of funds, and also utilizes a line of credit with another financial institution as needed.  On a consolidated basis, Waterstone Mortgage Corporation originated $2.05 billion in mortgage loans held for sale during the year ended December 31, 2025, which excludes the loans originated from Waterstone Mortgage Corporation and purchased by WaterStone Bank.

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

Market Area

WaterStone Bank.  WaterStone Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  WaterStone Bank’s primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have nine branch offices in Milwaukee County, four branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2025 (the latest date for which information was publicly available), 42.9% of deposits in the State of Wisconsin were located in the seven-county Milwaukee metropolitan market and 36.8% of deposits in the State of Wisconsin were located in the three counties in which the Bank has a branch office.

WaterStone Bank’s primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets.

Waterstone Mortgage Corporation.  As of December 31, 2025, Waterstone Mortgage Corporation had nine offices in Florida, six offices in New Mexico, five offices in Wisconsin, four offices each in Oklahoma and Texas, three offices each in Arizona and Virginia, two offices each in Idaho, Maryland, Minnesota, and Montana and one office each in California, Colorado, Iowa, Illinois, Kansas, Massachusetts, New Hampshire, New Jersey, North Carolina, Rhode Island, South Dakota, Tennessee, and Wyoming.

Competition

WaterStone Bank.  WaterStone Bank faces competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. As of June 30, 2025, based on the FDIC annual Summary of Deposits Report, we had the 9th largest market share in our metropolitan statistical area out of 44 financial institutions, representing 1.85% of all deposits.

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

Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential and commercial real estate. Generally, we retain the loans that we originate, which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $486.1 million, or 29.0%, of our total loan portfolio at December 31, 2025.  Multi-family residential mortgage loans represented $758.4 million, or 45.3%, of our total loan portfolio at December 31, 2025.  Commercial real estate loans represented $327.3 million, or 19.5%, of our total loan portfolio at December 31, 2025. We also offer construction and land loans, home equity lines of credit and commercial loans.  At December 31, 2025, commercial business loans, home equity loans, and construction and land loans totaled $33.4 million, $13.2 million and $56.3 million, respectively.

The largest exposure to one borrower or group of related borrowers was $51.0 million in the construction category.  The borrower represented a total of 3.0% of the total loan portfolio as of December 31, 2025.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$486,072	29.01%	$516,128	30.71%	$551,190	33.12%
Multi-family	758,409	45.26%	741,428	44.12%	707,566	42.53%
Home equity	13,213	0.79%	13,188	0.78%	13,228	0.79%
Construction and land	56,340	3.36%	61,427	3.66%	53,371	3.21%
Commercial real estate	327,346	19.54%	313,494	18.65%	300,892	18.08%
Commercial loans	33,371	1.99%	34,086	2.03%	37,120	2.23%
Consumer	801	0.05%	825	0.05%	848	0.04%
Total	1,675,552	100.00%	1,680,576	100.00%	1,664,215	100.00%

Allowance for credit losses ("ACL") - loans	(17,478)		(18,247)		(18,549)

Loans, net	$1,658,074		$1,662,329		$1,645,666

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2025. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Multi family		Home Equity		Construction and Land
		Weighted		Weighted		Weighted		Weighted
Maturity period as of		Average		Average		Average		Average
December 31, 2025	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
One year or less	$15,430	5.92%	$101,726	4.50%	$918	6.97%	$18,440	6.24%
More than one year through five years	79,062	6.15%	583,273	5.69%	6,350	6.96%	27,003	6.85%
More than five years through 15 years	53,404	6.56%	73,410	4.80%	4,378	6.58%	10,897	6.50%
More than 15 years	338,176	5.61%	-	-	1,567	4.02%	-	-
Total	$486,072	5.75%	$758,409	5.44%	$13,213	6.49%	$56,340	6.58%

	Commercial Real Estate		Commercial Business		Consumer		Total
		Weighted		Weighted		Weighted		Weighted
Maturity period as of		Average		Average		Average		Average
December 31, 2025	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
One year or less	$75,292	6.06%	$5,435	6.90%	$801	16.10%	$218,042	5.40%
More than one year through five years	216,720	5.65%	27,816	5.78%	-	-	940,224	5.76%
More than five years through 15 years	35,334	5.75%	120	6.67%	-	-	177,543	5.67%
More than 15 years	-	-	-	-	-	-	339,743	5.61%
Total	$327,346	5.76%	$33,371	5.96%	$801	16.10%	$1,675,552	5.67%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2025 that are contractually due after December 31, 2026.

	Due After December 31, 2026
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$62,655	$407,987	$470,642
Multi-family	456,815	199,868	656,683
Home equity	1,386	10,909	12,295
Construction and land	11,838	26,062	37,900
Commercial real estate	168,639	83,415	252,054
Commercial loans	26,650	1,286	27,936
Consumer	-	-	-
Total	$727,983	$729,527	$1,457,510

One- to Four-Family Residential Mortgage Loans.  One- to four-family residential mortgage loans totaled $486.1 million, or 29.0% of total loans at December 31, 2025.  Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our single family adjustable-rate mortgage loans generally provide for maximum annual rate adjustments of 200 basis points, with a lifetime maximum adjustment of 500 basis points.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years, and are indexed to the 12-month SOFR rate.  Single family adjustable rate mortgage loans are originated at both our community banking segment and our mortgage banking segment. We do not offer and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner’s insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average one- to four-family first mortgage loan balance was approximately $202,000 on December 31, 2025, and the largest outstanding balance on that date was $12.5 million, which is a consolidation loan that is collateralized by multiple properties.  A total of 35% of our one- to four-family loans are collateralized by properties in the state of Wisconsin.

Multi-family Real Estate Loans.  Multi-family loans totaled $758.4 million, or 45.3% of total loans at December 31, 2025. These loans are generally secured by properties located in our primary market area. Our multi-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit. Multi-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period. In reaching a decision whether to make a multi-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, global cash flows, and the appraised value of the underlying property. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees from the principals and by the owners of 20% or more of the borrower.

A multi-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to most guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding multi-family mortgage loan balance was approximately $1.2 million on December 31, 2025, with the largest outstanding balance at $19.0 million.

Loans secured by multi-family real estate generally involve larger principal amounts than owner-occupied, one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2025, outstanding home equity loans and equity lines of credit totaled $13.2 million, or 0.8% of total loans outstanding.  At December 31, 2025, the unadvanced portion of home equity lines of credit totaled $10.5 million. The average outstanding home equity loan balance was approximately $26,000 at December 31, 2025, with the largest outstanding balance at that date of $673,000.

Construction and Land Loans.  We originate construction loans for the acquisition of land and the construction of single-family residences, multi-family residences, and commercial real estate buildings.  At December 31, 2025, construction and land loans totaled $56.3 million, or 3.4% of total loans.   A total of $44.6 million had yet to be advanced as of December 31, 2025.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months for single-family residences although our policy is to consider construction periods as long as three years for multi-family residences and commercial buildings. At the end of the construction phase, the construction loan converts to a longer-term mortgage loan upon stabilization. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the owner-occupied residential loan balance exceeds 80% of the lesser of the appraised value or acquisition cost of the secured property. The average outstanding construction loan balance totaled approximately $2.4 million on December 31, 2025, with the largest outstanding balance at $13.8 million.  The average outstanding land loan balance was approximately $49,000 on December 31, 2025, and the largest outstanding balance on that date was $240,000.

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

Commercial Real Estate Loans.  Commercial real estate loans totaled $327.3 million at December 31, 2025, or 19.5% of total loans, and are made up of loans secured by office and retail buildings, industrial buildings, churches, restaurants, other retail properties and mixed use properties. These loans are generally secured by property located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion. Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 20 to 25-year amortization period. In reaching a decision whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, business and global cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants, if applicable. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, income taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial real estate borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2025 was approximately $820,000, and the largest outstanding balance at that date was $19.5 million.

Commercial Loans.  Commercial loans totaled $33.4 million at December 31, 2025, or 2.0% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate.

At December 31, 2025, the unadvanced portion of working capital lines of credit totaled $14.0 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.

A commercial business borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower. The average outstanding commercial loan at December 31, 2025 was $226,000 and the largest outstanding balance on that date was $8.1 million.

Origination and Servicing of Loans.  All loans originated for investment are underwritten pursuant to internally developed policies and procedures.  While we generally underwrite owner-occupied residential mortgage loans to Freddie Mac and Fannie Mae standards.

Exclusive of our mortgage banking operations, we retain in our portfolio all of the loans that we originate. At December 31, 2025, WaterStone Bank was not servicing any loan it originated and subsequently sold to unrelated third parties. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2025	2024	2023
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$5,861	$5,515	$4,503
Multi family	177	-	-
Home equity	14	150	90
Construction and land	-	-	-
Commercial real estate	123	-	215
Commercial	-	-	-
Consumer	-	-	-
Total non-accrual loans	6,175	5,665	4,808

Real estate owned
One- to four-family	106	370	109
Multi family	-	-	-
Construction and land	-	135	145
Commercial real estate	318	-	-
Total real estate owned	424	505	254
Total nonperforming assets	$6,599	$6,170	$5,062

Total non-accrual loans to total loans, net	0.37%	0.34%	0.29%
Total non-accrual loans to total assets	0.27%	0.26%	0.22%
Total nonperforming assets to total assets	0.29%	0.28%	0.23%

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

The following table sets forth activity in our non-accrual loans for the years indicated.

	At and for the Year Ended December 31,
	2025	2024	2023
	(Dollars in Thousands)

Balance at beginning of period	$5,665	$4,808	$4,307
Additions	5,967	3,403	3,209
Transfers to real estate owned	(592)	(370)	(226)
Charge-offs	-	-	-
Returned to accrual status	(3,774)	(842)	(854)
Principal paydowns and other	(1,091)	(1,334)	(1,628)
Balance at end of period	$6,175	$5,665	$4,808

Total non-accrual loans increased by $510,000 to $6.2 million as of December 31, 2025 compared to $5.7 million as of December 31, 2024. The ratio of non-accrual loans to total loans receivable was 0.37% at December 31, 2025 compared to 0.34% at December 31, 2024.  During the year ended December 31, 2025, $592,000 of loans were transferred to real estate owned, no loans were charged off, $1.1 million in principal payments were received and $3.8 million in loans were returned to accrual status. Offsetting this activity, $6.0 million in loans were placed on non-accrual status during the year ended December 31, 2025.

Of the $6.2 million in total non-accrual loans as of December 31, 2025, $4.6 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans as of December 31, 2025. Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a “non-performing” status. There were no specific reserves as of December 31, 2025.  The remaining $1.6 million of non-accrual loans were reviewed on an aggregate basis as of December 31, 2025.

The outstanding principal balance of our five largest non-accrual loans as of December 31, 2025 totaled $2.7 million, which represents 44% of total non-accrual loans as of that date.  These five loans did not have any charge-offs or require any specific valuation allowances as of December 31, 2025.

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

There were no accruing loans past due 90 days or more during the years ended December 31, 2025 or December 31, 2024.

Financial receivables whose borrowers are experiencing financial difficulty.  The following table summarizes financial receivables whose borrowers are experiencing financial difficulty by the Company’s internal risk rating.

	December 31,
	2025	2024	2023
	(Dollars in Thousands)
Financing receivables whose borrowers are experiencing financial difficulty
Substandard	$962	$-	$543
Watch	6,706	-	-
Total financing receivables whose borrowers are experiencing financial difficulty	$7,668	$-	$543

There were three financial receivables whose borrowers are experiencing financial difficulty at December 31, 2025, compared to none at December 31, 2024.  All financial receivables whose borrowers are experiencing financial difficulty are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the consolidated financial statements. Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

Information with respect to the accrual status of our financial receivables whose borrowers are experiencing financial difficulty is provided in the following table.

	At December 31,
	2025		2024
	Accruing	Non-accruing	Accruing	Non-accruing
	(In Thousands)

One- to four-family	$-	$962	$-	$-
Commercial real estate	6,706	-	-	-
	$6,706	$962	$-	$-

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

Loan Delinquency.  The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2025	2024
	(Dollars in Thousands)

Loans past due less than 90 days	$9,575	$11,137
Loans past due 90 days or more	4,832	3,985
Total loans past due	$14,407	$15,122

Total loans past due to total loans receivable	0.86%	0.90%

Past due loans decreased by $715,000, or 4.7%, to $14.4 million at December 31, 2025 from $15.1 million at December 31, 2024.  Loans past due less than 90 days decreased by $1.6 million during the year ended December 31, 2025.  The decrease was primarily due to a decrease in delinquent one- to four-family loans during the year ended December 31, 2025. Loans past due 90 days or more increased $847,000. The increase in loans past due 90 days or more was primarily due to a increase in one-to four-family loans receivable during the year ended December 31, 2025.

Potential Problem Loans.  We define potential problem loans as substandard loans which are still accruing interest.  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2025 and 2024 were $11.2 million and $13.3 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under generally accepted accounting principles.

Real Estate Owned.  Total real estate owned was $424,000 at December 31, 2025, and $505,000 at December 31, 2024.  During the years ended December 31, 2025 and December 31, 2024, there was no significant activity.

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

We owned three properties at December 31, 2025 and two properties at December 31, 2024.  Habitable real estate owned is managed with the intent of attracting a lessee to generate revenue. Foreclosed properties are transferred to real estate owned at estimated net realizable value (which includes costs to sell the property), with charge-offs, if any, charged to the allowance for credit losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

Allowance for Credit Losses

The following table sets forth activity in our allowance for credit losses - loans for the years indicated.

	At or for the Year Ended December 31,
	2025	2024	2023
	(Dollars in Thousands)

Balance at beginning of period	$18,247	$18,549	$17,757
Provision (credit) for credit losses - loans	(891)	(342)	927
Charge-offs:
Mortgage
One- to four-family	-	3	168
Multi family	-	-	-
Home equity	-	-	-
Commercial real estate	-	1	-
Construction and land	-	-	-
Consumer	42	84	37
Commercial	-	-	-
Total charge-offs	42	88	205
Recoveries:
Mortgage
One- to four-family	70	111	52
Multi family	8	10	8
Home equity	75	-	4
Commercial real estate	-	4	3
Construction and land	3	3	3
Consumer	8	-	-
Commercial	-	-	-
Total recoveries	164	128	70
Net charge-offs (recoveries)	(122)	(40)	135
Allowance at end of period	$17,478	$18,247	$18,549

Ratios:
Allowance for credit losses to non-accrual loans at end of period	283.04%	322.10%	385.79%
Allowance for credit losses to loans receivable at end of period	1.04%	1.09%	1.11%
Net charge-offs (recoveries) to average loans:
Mortgage
One- to four-family	(0.01%)	(0.02%)	0.02%
Multi family	(0.00%)	(0.00%)	(0.00%)
Home Equity	(0.57%)	0.00%	(0.03%)
Construction and land	0.00%	(0.01%)	(0.01%)
Commercial real estate	0.00%	0.00%	0.00%
Consumer	4.18%	10.04%	4.56%
Commercial	0.00%	0.00%	0.00%
Net charge-offs (recoveries) to average loans outstanding	(0.01%)	(0.00%)	0.01%

The allowance for credit losses - loans decreased $769,000  to $17.5 million at December 31, 2025 from $18.2 million at December 31, 2024. During the year ended December 31, 2025, there was a $891,000 negative provision for credit losses. Additionally, net recoveries totaled $122,000 for the year ended December 31, 2025.

We had net recoveries of $122,000, or less than 0.01% of average loans annualized, for the year ended December 31, 2025, compared to net recoveries of $40,000 , or less than 0.01% of average loans annualized, for the year ended December 31, 2024. Of the $122,000 in net recoveries during the year ended December 31, 2025, the majority of the activity related to loans secured by one-to four-family and home equity loan categories.

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

	At December 31,
	2025			2024			2023
	Allowance for Credit Losses - Loans	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Credit Losses - Loans	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Credit Losses - Loans	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real estate:
Residential
One- to four-family	$4,916	29.01%	28.13%	$5,286	30.71%	28.97%	$6,886	33.12%	37.12%
Multi family	6,948	45.26%	39.75%	7,079	44.12%	38.80%	7,318	42.53%	39.45%
Home equity	201	0.79%	1.15%	212	0.78%	1.16%	211	0.79%	1.14%
Construction and land	932	3.36%	5.33%	1,205	3.66%	6.60%	983	3.21%	5.30%
Commercial real estate	4,114	19.54%	23.54%	3,920	18.65%	21.48%	2,561	18.08%	13.81%
Commercial	290	1.99%	1.66%	466	2.03%	2.55%	534	2.23%	2.88%
Consumer	77	0.05%	0.44%	79	0.05%	0.43%	56	0.04%	0.30%
Total allowance for credit losses - loans	$17,478	100.00%	100.00%	$18,247	100.00%	100.00%	$18,549	100.00%	100.00%

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

At December 31, 2025, the allowance for credit losses - loans was $17.5 million, compared to $18.2 million at December 31, 2024.  As of December 31, 2025, the allowance for credit losses to total loans receivable was 1.04% and 283.04% of non-performing loans, compared to 1.09%, and 322.10%, respectively at December 31, 2024.  The decrease in the allowance for credit losses during the year ended December 31, 2025 reflects the decrease in historical losses used in the calculation and certain qualitative factors. The overall decrease was related primarily to the one- to four-family category. See Note 3 of the notes to the consolidated financial statements for further discussion on the allowance for credit losses - loans.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate single-family residential mortgage loans for sale in the secondary market through Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation originated, including loans sold to WaterStone Bank, $2.05 billion in mortgage loans held for sale during the year ended December 31, 2025, which was a volume decrease of $98.0 million, or 4.6%, from the $2.13 billion originated during the year ended December 31, 2024.  The decrease in loan production volume was driven by a $135.0 million, or 7.0%, decrease in purchase products as housing inventory remained low. The decrease in purchase volume was partially offset by an increase in refinance products of $37.0, or 16.4%. Total mortgage banking noninterest income decreased $4.7 million, or 5.6%, to $79.5 million during the year ended December 31, 2025 compared to $84.3 million during the year ended December 31, 2024. The decrease in mortgage banking noninterest income was related to a 4.6% decrease in volume and a 1.0% decrease in gross margin on loans originated and sold for the year ended December 31, 2025 compared to December 31, 2024.  Gross margin on those loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing retained basis. Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our gross margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property, which generally yield a higher margin than loans originated for refinancing existing loans, comprised 87.1% of total originations during the year ended December 31, 2025, compared to 88.9% of total originations during the year ended December 31, 2024.  The mix of loan type trended towards more government loans and less conventional loans comprising 38.7% and 61.3% of all loan originations, respectively, during the year ended December 31, 2025, compared to 36.2% and 63.8% of all loan originations, respectively, during the year ended December 31, 2024.

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

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the years ended December 31, 2025, 2024, and 2023, no investment securities were sold.

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

At December 31, 2025, mortgage-backed securities totaled $10.1 million. The mortgage-backed securities portfolio had a weighted average yield of 2.84% and a weighted average remaining life of 10.9 years at December 31, 2025. The estimated fair value of our mortgage-backed securities portfolio at December 31, 2025 was $1.2 million less than the amortized cost of $11.4 million. No mortgage-backed securities were pledged as collateral for mortgage banking activities as of December 31, 2025.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest.

At December 31, 2025, collateralized mortgage obligations totaled $152.3 million. At December 31, 2025, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.  The collateralized mortgage obligations portfolio had a weighted average yield of 3.1% and a weighted average remaining life of 5.2 years at December 31, 2025. The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2025 was $13.5 million less than the amortized cost of $165.8 million.  Investments in collateralized mortgage obligations involve a risk that actual may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest.

Private-Label Mortgage-backed Securities.  At December 31, 2025, private-label mortgage-backed securities totaled $5.5 million. These securities had a weighted average yield of 3.24% and a weighted average remaining life of 5.4 years at December 31, 2025. The estimated fair value of our private-label mortgage-backed securities portfolio at December 31, 2025 was $513,000 less than the amortized cost of $6.0 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest.

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our investment policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  We regularly monitor the credit quality of this portfolio.  At December 31, 2025, our municipal obligations portfolio totaled $54.1 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 5.00% at December 31, 2025, with a weighted average remaining life of 10.0 years.  The estimated fair value of our municipal obligations bond portfolio at December 31, 2025 was $681,000 more than the amortized cost of $53.4 million.

Other Debt Securities.  As of December 31, 2025, we held other debt securities in the portfolio that totaled $8.8 million.  Other debt securities consisted of one corporate bond. The weighted average yield on this portfolio was 3.17% at December 31, 2025, with a weighted average remaining life of 4.3 years.  We regularly monitor the credit quality of this portfolio. The unrealized losses for the other debt securities is due to the current slope of the yield curve. The security earns a floating rate that is indexed to the 10 year Treasury interest rate.

As of December 31, 2025, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

Portfolio Maturities and Yields.  The composition and maturities of the debt securities portfolio at December 31, 2025 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Debt securities available for sale:
Mortgage-backed securities	$531	2.54%	$1,987	2.97%	$1,216	3.43%	$7,616	2.73%	$11,350	2.84%
Collateralized mortgage obligations:
Government sponsored enterprise issued	763	1.78%	68,331	4.08%	95,437	2.38%	1,240	1.27%	165,771	3.07%
Private-label issued	148	5.43%	2,219	3.86%	3,665	2.77%	-	-	6,032	3.24%
Municipal obligations	2,387	5.01%	2,751	5.26%	20,978	4.55%	27,310	5.32%	53,426	5.00%
Other debt securities	-	-	10,000	3.17%	-	-	-	-	10,000	3.17%
Total debt securities available for sale	$3,829	4.04%	$85,288	3.98%	$121,296	2.78%	$36,166	4.64%	$246,579	3.48%

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

Deposits.  A majority of our depositors are persons or businesses who work, reside, or are located in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. As of December 31, 2025, certificates of deposit comprised 64.9% of total customer deposits, and had a weighted average cost of 3.47% on that date. Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Development of our branch network and expansion of our commercial products and services and aggressively seeking lower cost savings, checking and money market accounts are expected to result in decreased reliance on higher-cost certificates of deposit.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2025 and December 31, 2024, $932.7 million and $905.5 million of our deposit accounts were certificates of deposit, of which $891.6 million and $842.4 million, respectively, had remaining maturities of one year or less. The Company had $110.3 million in certificates of deposits obtained directly from brokers as of December 31, 2025 and $94.3 million at  December 31, 2024.

Deposits increased by $77.4 million, or 5.7%, from December 31, 2024 to December 31, 2025. The increase in deposits was the result of increases across all categories. Most notably, money market & savings accounts increased $45.8 million, or 16.2%.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2025			2024			2023
	Average Balance	Average Cost of Funds	Ending Weighted Average Yield	Average Balance	Average Cost of Funds	Ending Weighted Average Yield	Average Balance	Average Cost of Funds	Ending Weighted Average Yield
	(Dollars in Thousands)
Deposit type:
Demand deposits	$86,160	0.00%	0.00%	$91,288	0.00%	0.00%	$120,321	0.00%	0.00%
NOW accounts	89,826	0.11%	0.12%	90,068	0.11%	0.11%	80,143	0.10%	0.11%
Regular savings	50,018	0.16%	0.15%	52,925	0.13%	0.14%	61,980	0.15%	0.14%
Money market and escrow deposits	273,932	2.43%	2.24%	243,436	2.38%	2.58%	247,139	1.80%	2.25%
Total transaction accounts	499,936	1.37%	1.27%	477,717	1.21%	1.34%	509,583	0.91%	1.08%

Certificates of deposit - retail	824,018	4.03%	3.73%	773,616	4.42%	4.39%	700,034	3.02%	3.92%
Certificates of deposit - brokered	84,197	4.11%	3.73%	15,004	4.19%	4.19%	-	-	-
Total deposits	$1,408,151	3.09%	2.70%	$1,266,337	3.20%	3.35%	$1,209,617	2.13%	2.81%

At December 31, 2025 and 2024, the aggregate balance of uninsured deposits of $250,000 or more was $380.0 million and $327.2 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance. The following table sets forth the maturity of uninsured certificates of deposits at December 31, 2025 and 2024.

	At December 31,
	2025	2024
	(In Thousands)
Due in:
Three months or less	$43,838	$39,805
Over three months through six months	42,202	39,573
Over six months through 12 months	57,171	47,911
Over 12 months	6,931	8,142
	$150,142	$135,431

Borrowings.  Our borrowings at December 31, 2025 consisted of $406.1 million in advances from the Federal Home Loan Bank of Chicago and $6.2 million outstanding balance in short-term repurchase agreements used to fund loans held for sale. The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2025	2024	2023
	(Dollars in Thousands)
Borrowings:
Balance outstanding at end of year	$412,258	$446,519	$611,054
Weighted average interest rate at the end of year	3.39%	3.92%	4.62%
Average balances outstanding during the year	$423,945	$572,539	$532,248
Weighted average interest rate during the year	3.74%	4.62%	4.37%

Human Capital

As of December 31, 2025, we had 593 full-time equivalent employees.  A total of 169 were WaterStone Bank employees and 424 were employees of Waterstone Mortgage Corporation. We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals. Further, our commitment to a culture of inclusion is integral to our goal of attracting and retaining the best talent and ultimately driving our business performance. Our employees participate in a wide array of volunteer activities and we support their charitable giving by matching employee contributions to qualified nonprofit organizations.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions.  At December 31, 2025, WaterStone Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

In addition, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2025, WaterStone Bank maintained 82.4% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

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

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to total assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At December 31, 2025, WaterStone Bank’s capital to assets ratio, as calculated under Wisconsin law, was 15.46%.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).  WaterStone Bank exercised its AOCI opt-out election.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

The optional community bank leverage ratio has currently been established at 9%. In November 2025, the federal banking agencies issued a proposed rule to lower the community bank leverage ratio to 8%. WaterStone Bank has not opted into the community bank leverage ratio.

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

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, Federal Deposit Insurance Act establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the implementing regulations, a bank is deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of 8.0% or more, a Tier 1 leverage ratio of 5.0% or more and a common equity Tier 1 capital ratio of 6.5% or more, and is not subject to any written agreement, order or capital directive, or prompt corrective action directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage ratio of 4.0% or more and a common equity Tier 1 capital ratio of 4.5% or more, and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage ratio that is less than 4.0%, or a common equity Tier 1 capital ratio of less than 4.5%; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, a Tier 1 leverage ratio that is less than 3.0%, or a common equity Tier 1 capital ratio of less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

At December 31, 2025, WaterStone Bank was considered well-capitalized with a common equity Tier 1 capital ratio of 19.47%, a Tier 1 leverage ratio of 15.43%, a Tier 1 risk-based capital ratio of 19.47% and a total risk based capital ratio of 20.49%.

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

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At December 31, 2025, WaterStone Bank’s Required Liquidity Ratio was 8.0%.  In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include, among other things, securities issued by the United States Government, United States Government agencies, or the state of Wisconsin or a subdivision thereof, and cash. For further details, see "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section.

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

An exception to the requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a savings bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank. Consistent with these requirements, WaterStone Bank offered employees special terms for home mortgage loans on their principal residences. Effective April 1, 2006, this program was discontinued for new loan originations. Under the terms of the discontinued program, the employee interest rate is based on WaterStone Bank’s cost of funds on December 31st of the immediately preceding year and is adjusted annually. Employee rate mortgage loans totaled $157,000, or less than 0.1%, of our single family residential mortgage loan portfolio on December 31, 2025.

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

WaterStone Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $19.8 million at December 31, 2025.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Agency and the board of directors of the Federal Home Loan Bank of Chicago. At December 31, 2025, WaterStone Bank had $406.1 million in advances from the Federal Home Loan Bank of Chicago.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2025, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Waterstone Financial is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2025, our total federal pre-base year bad debt reserve was approximately $16.7 million.

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

State Taxation

The Company is subject to taxation in a number of states due primarily to the operations of the mortgage banking segment.

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

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. The Federal Reserve Board's policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. Changes in Federal Reserve Board and other governmental policies, fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2025, the fair value of our investment portfolio totaled $230.8 million. Net unrealized losses on these securities totaled $15.7 million at December 31, 2025.  During the year ended December 31, 2025, we incurred other comprehensive income of $6.5 million, net of tax expenses, related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

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

We experienced a continued shift in deposits from lower-cost (savings and NOW) accounts to higher-cost certificates of deposit. Although fed funds interest rate decreased in the past year, we continue to keep rates competitive in a challenging and competitive market.

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

   Significant changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.

The current U.S. administration also has implemented rapid shifts in macroeconomic policies, such as those relating to trade restrictions and tariffs, which have created significant uncertainties regarding U.S. economic growth, the potential for recession, and concerns over an increase in inflation. Slow economic growth, economic contraction or recession, or shifts in broader consumer and business trends would significantly impact our ability to originate loans, the ability of borrowers to repay loans, and the value of the collateral securing loans.

Other political and economic events within the United States, including a contentious domestic political environment, changes in or disagreements over U.S. monetary policy and actions of the FRS, disagreements over long-term federal budget and deficit reduction plans, disagreements over, or threats not to increase, the U.S. government’s borrowing limit (or “debt ceiling”), and risk of further downgrade of the ratings of U.S. government debt obligations, also may negatively impact financial markets and the U.S. economy.

Further, the perception of the potential for additional, significant changes in federal regulatory or economic policy also has increased uncertainty and may exacerbate declines in investor and consumer confidence, which in turn may adversely impact financial markets and the broader economy of the U.S.

Regional business and economic conditions are a major driver of our results of operations. Difficult conditions in the regional business and economic environment, including those caused by the lack of stability and predictability of U.S. policymaking, may materially adversely affect our operating expenses, the quality of our assets, credit losses, and the demand for our products and services.

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

Fraud by merchants or others could have a material adverse effect on our business and financial condition.

We may be liable for fraudulent transactions initiated by merchants or others. Examples of fraud include when a merchant or other party knowingly uses a stolen or counterfeit card to make a transaction, or if a merchant intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Increases in chargebacks or other liability could have a material adverse effect on our business, financial condition, and results of operations.

The potential for fraud in the card payment industry is significant and could adversely affect our business and results of operations.

Issuers of prepaid and debit cards and other companies have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain. The theft of such information is regularly reported and affects individuals and businesses. Losses from various types of fraud have been substantial for certain card industry participants. We also rely upon third parties for transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. We, in many cases, have indemnification agreements with third parties; however, these agreements may not fully cover losses. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition. Although fraud has not had a material impact on our profitability, it is possible that such activity could adversely impact profitability in the future.

We face funds transfer and payments-related risks.

As a financial institution, we bear funds transfer risks of different types, which result from large transaction volumes and large dollar amounts of incoming and outgoing money transfers. Loss exposure may result if money is transferred before it is received, or legal rights to reclaim monies transferred are asserted, including payments made to merchants for payment clearing, while customers have statutory periods to reverse their payments. Exposure also results from payments made prior to receipt of offsetting funds, as accommodations to customers. We are subject to unique settlement risks as our transfers may be larger than typical financial institutions of our size. Transfers could also be made in error or as a result of fraud. Additionally, as with other financial institutions, we may incur legal liability or reputational risk, if we unknowingly process payments for companies in violation of money laundering laws or other regulations or immoral activities.

Our reliance on and integration of artificial intelligence (AI) and machine learning (ML) technologies expose us to various risks, including operational, data, regulatory, and reputational risks, which could materially affect our business and financial results.

●

Operational & Model Risk: Our AI/ML models, used for credit scoring, fraud detection, customer service, and investment decisions, rely on complex algorithms and vast datasets. Errors, biases, or "hallucinations" (generating false information) in these models, or unexpected system failures, could lead to flawed decisions, financial losses, compliance failures, or degraded customer experiences, impacting profitability and client retention.

●

Data Security & Privacy: AI systems process sensitive customer data. Security breaches or unauthorized access to these systems could result in data theft, loss of intellectual property, and significant penalties, damaging customer trust.

●

Regulatory & Compliance Risk: The regulatory landscape for AI is rapidly evolving. New laws could impose costly compliance burdens, restrict AI use, or introduce liabilities, particularly concerning algorithmic bias and fair lending practices (e.g., "digital redlining"), potentially increasing operational costs and limiting service offerings.

●

Talent & Third-Party Risk: Attracting and retaining skilled AI professionals is crucial and competitive. We also depend on third-party AI vendors, creating dependency risks and potential issues with data handling, model reliability, and licensing, all of which could disrupt operations.

●

Reputational & Ethical Risk: Misuse of AI, biased outcomes, or privacy violations can harm our brand, erode customer confidence, and attract negative public attention, potentially affecting demand for our services.

If we cannot effectively manage these challenges, including adapting to rapid technological change and ensuring responsible AI governance, our reputation, competitive position, and financial performance could be significantly harmed.

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

At December 31, 2025, certificates of deposit comprised 64.9% of our total deposits as compared to 66.6% at December 31, 2024. Our increased levels of certificates of deposit have resulted in a higher cost of funds than would otherwise be the case if we had a higher percentage of demand deposits and savings deposits. In addition, if our certificates of deposit do not remain with us, we may be required to access other sources of funds, including loan sales, other types of deposits, FHLB advances and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on our certificates of deposit.

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

The grant of bank charters and special purpose fintech charters by the Office of the Comptroller of the Currency to fintech companies could present financial risk and market risk to us generally and the payments processing business specifically.

In 2018, the Office of the Comptroller of the Currency announced that it would begin to accept and evaluate charters for entities that wanted to conduct certain components of a banking business pursuant to a federal charter, known as a special purpose national bank charter. Intended to promote economic opportunity and spur financial innovation, an institution with a special purpose national bank charter may engage in paying checks, lending money and taking deposits. The Office of the Comptroller of the Currency has granted national bank charters to companies that were previously non-bank fintech companies. If, in the future, the Office of the Comptroller of the Currency determines to grant any special purpose national bank charter applications or continues to grant bank charters to fintech applicants, recipients of such charters may enter the U.S. payments market and other business activities that we conduct, which could increase the competition we face and have a material adverse effect on us. This could result in lower fee income, and loss of deposits, related to our payments processing business.

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

In 2025, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including with respect to our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity threat or incident. To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Corporation, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A, Risk Factors — Operational Risks.

Item 2.   Properties

We operate from our corporate center, our 14 full-service banking offices, our drive-through office and 14 automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin. The net book value of our premises, land, equipment and leasehold improvements was $18.9 million at December 31, 2025. The following table sets forth information with respect to our corporate center and our full-service banking offices as of December 31, 2025.

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

In addition to our banking offices, as of December 31, 2025, Waterstone Mortgage Corporation had nine offices in Florida, six offices in New Mexico, five offices in Wisconsin, four offices each in Oklahoma and Texas, three offices each in Arizona and Virginia, two offices each in Idaho, Maryland, Minnesota, and Montana and one office each in California, Colorado, Iowa, Illinois, Kansas, Massachusetts, New Hampshire, New Jersey, North Carolina, Rhode Island, South Dakota, Tennessee, and Wyoming.

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

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Our shares of common stock are traded on the NASDAQ Global Select Market® under the symbol WSBF.  The approximate number of shareholders of record of Waterstone common stock as of February 20, 2026 was 914.  On that same date there were 18,359,930 shares of common stock issued and outstanding.

Following are the Company's monthly common stock repurchases during the fourth quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
October 1, 2025 - October 31, 2025	68,197	$15.07	68,197	574,407
November 1, 2025 - November 30, 2025	67,633	15.59	67,633	506,774
December 1, 2025 - December 31, 2025	38,568	16.66	38,568	468,206
Total	174,398	15.62	174,398	468,206

(a) On April 23, 2024, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.
(b) Includes 1% excise tax for repurchases greater than $1.0 million

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the KBW Nasdaq Bank Index and the Russell 2000. The graph assumes $100 was invested on December 31, 2020, in Waterstone Financial, Inc. common stock and each of those indices.

Waterstone Financial, Inc.

Index	12/31/20	12/31/21	12/31/22	12/31/23	12/30/24	12/30/25
Waterstone Financial, Inc.	100.00	123.92	104.40	90.73	89.92	115.79
KBW NASDAQ Bank Index	100.00	138.33	108.73	107.76	147.85	196.00
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40

Item 6.   [Reserved]

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company's financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Annual Report on Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024, and the financial condition as of December 31, 2025 compared to the financial condition as of December 31, 2024.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for credit losses.  Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the year ended December 31, 2025, compared the year ended December 31, 2024, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of Waterstone Financial, which includes the consolidated operations of WaterStone Bank and Waterstone Mortgage Corporation, for the same periods.

For a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2024 Form 10-K, filed with the SEC on March 6, 2024.

Significant Items

There were no Significant Items for the years ended December 31, 2025 and 2024.

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

	At or for the Year Ended December 31,
	2025	2024	2023
	(In Thousands, except per share amounts)
Selected Financial Condition Data:
Total assets	$2,259,507	$2,209,608	$2,213,389
Cash and cash equivalents	71,107	39,761	36,421
Securities available for sale	230,848	208,549	204,907
Loans held for sale	145,057	135,909	164,993
Loans receivable	1,675,552	1,680,576	1,664,215
Allowance for credit losses	17,478	18,247	18,549
Loans receivable, net	1,658,074	1,662,329	1,645,666
Real estate owned, net	424	505	254
Deposits	1,437,272	1,359,897	1,190,624
Borrowings	412,258	446,519	611,054
Total shareholders' equity	349,392	339,135	344,056

Selected Operating Data:
Interest income	$116,108	$113,168	$99,208
Interest expense	59,374	67,000	48,993
Net interest income	56,734	46,168	50,215
Provision (credit) for credit losses	(1,394)	(168)	656
Net interest income after provision for credit losses	58,128	46,336	49,559
Noninterest income	85,187	89,302	81,185
Noninterest expense	109,870	111,636	119,712
Income before income taxes	33,445	24,002	11,032
Provision for income taxes	7,043	5,314	1,657
Net income	$26,402	$18,688	$9,375

Per common share:
Income per share - basic	$1.48	$1.01	$0.47
Income per share - diluted	$1.48	$1.01	$0.46
Book value	$19.03	$17.53	$16.94
Dividends declared	$0.60	$0.60	$0.70

	At or for the Year Ended December 31,
	2025	2024	2023
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	1.19%	0.84%	0.44%
Return on average equity	7.62	5.48	2.62
Interest rate spread (1)	2.09	1.51	1.83
Net interest margin (2)	2.68	2.17	2.46
Noninterest expense to average assets	4.95	5.01	5.56
Efficiency ratio (3)	77.42	82.41	91.11
Average interest-earning assets to average interest-bearing liabilities	121.09	121.54	126.10
Dividend payout ratio (4)	40.54	59.41	148.94

Capital Ratios:
Waterstone Financial, Inc.:
Equity to total assets at end of period	15.46%	15.35%	15.54%
Average equity to average assets	15.60	15.30	16.64
Total capital to risk-weighted assets	21.13	20.90	21.50
Tier 1 capital to risk-weighted assets	20.11	19.81	20.39
Common equity tier 1 capital to risk-weighted assets	20.11	19.81	20.39
Tier 1 capital to average assets	15.94	16.04	16.77
WaterStone Bank:
Total capital to risk-weighted assets	20.49	20.29	20.10
Tier 1 capital to risk-weighted assets	19.47	19.21	18.99
Common equity tier 1 capital to risk-weighted assets	19.47	19.21	18.99
Tier 1 capital to average assets	15.43	15.55	15.62

Asset Quality Ratios:
Allowance for credit losses - loans as a percent of total loans	1.04%	1.09%	1.11%
Allowance for credit losses - loans as a percent of non-performing loans	283.04	322.10	385.79
Net (recoveries) charge-offs to average outstanding loans during the period	(0.01)	(0.00)	0.01
Non-performing loans as a percent of total loans	0.37	0.34	0.29
Non-performing assets as a percent of total assets	0.29	0.28	0.23

Other Data:
Number of full-service banking offices	14	14	14
Number of full-time equivalent employees	593	600	698

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

Comparison of Consolidated Waterstone Financial, Inc. Financial Condition at December 31, 2025 and at December 31, 2024

Total Assets.  Total assets increased by $49.9 million, or 2.3%, to $2.26 billion at December 31, 2025 from $2.21 billion at December 31, 2024.  The increase in total assets primarily reflects the increase in cash and cash equivalents, loans held for sale, and securities available for sale, partially offset by decreases in loans held for investment and prepaid expenses and other assets.

Cash and Cash Equivalents.  Cash and cash equivalents increased $31.3 million to $71.1 million at December 31, 2025 from $39.8 million at December 31, 2024.  The increase in cash and cash equivalents primarily reflects the decrease in funding of loans held for investment and increase in deposit liabilities.

Securities Available for Sale. Securities available for sale increased by $22.3 million to $230.8 million at December 31, 2025 from $208.5 million at December 31, 2024. The increase was primarily due to the purchases of securities exceeding paydowns and maturities and an increase in fair value as longer term interest rates decreased compared to the prior year period.

Loans Held for Sale.  Loans held for sale increased $9.1 million, or 6.7%, to $145.1 million at December 31, 2025 from $135.9 million at December 31, 2024 due to a decrease in mortgage rates at the end of the year.

Loans Receivable.  Loans receivable held for investment decreased $5.0 million, or 0.3%, to $1.68 billion at December 31, 2025 from $1.68 billion at December 31, 2024. The decrease in total loans receivable was primarily attributable to a decrease in the one-to-four family loan category and was partially offset by increases in the multi-family and commercial real estate categories.

Allowance for Credit Losses.  The allowance for credit losses decreased $769,000 to $17.5 million at December 31, 2025 from $18.2 million at December 31, 2024.  The decrease primarily resulted from a decrease in historical loss rates and decreases in certain qualitative factors. Net recoveries totaled $122,000 for the year ended December 31, 2025. During the year ended December 31, 2025, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. See Note 3 - Loans Receivable of the notes to consolidated financial statements for further discussion on the allowance for credit losses. The forecast factor remained unchanged as we monitor the economic environment going forward.

Prepaid Expenses and Other Assets.  Total prepaid expenses and other assets decreased $10.3 million to $38.0 million at December 31, 2025 from $48.3 million at December 31, 2024. The decrease was primarily due to decreases in back-to-back loan swap fair value adjustment and the deferred tax asset for unrealized losses as long term interest rates decreased.

Deposits.  Deposits increased by $77.4 million to $1.44 billion at December 31, 2025, from $1.36 billion at December 31, 2024. The increase was driven by a $45.8 million increase in money market & savings deposits, an increase of $16.0 million in brokered certificates of deposit, an increase of $11.1 million in non-brokered certificates of deposit, and an increase of $4.5 million in demand deposits. The increase in deposits was used to fund the increase in loans held for sale, buy available-for-sale securities and replacing matured borrowings.

Borrowings.  Total borrowings decreased $34.3 million to $412.3 million at December 31, 2025, from $446.5 million at December 31, 2024. The community banking segment decreased its short-term FHLB borrowings by $77.5 million and increased its long-term FHLB borrowings by $40.0 million. External short-term borrowings at the mortgage banking segment increased a total of $3.2 million to $6.2 million at December 31, 2025 from $3.0 million at December 31, 2024. The overall decrease in borrowings was primarily offset by the increase in deposits.

Other Liabilities.  Other liabilities decreased  $838,000  to $57.6 million at December 31, 2025 compared to $58.4 million at December 31, 2024. Other liabilities decreased primarily due to the decrease in back-to-back loan swap fair value adjustment.

Shareholders’ Equity.  Shareholders’ equity increased by $10.3 million, or 3.0%, to $349.4 million at December 31, 2025 from $339.1 million at December 31, 2024. Shareholders' equity increased primarily due to increases in net income and the fair value of the securities portfolio.

Comparison of Community Banking Segment Operations for the Years Ended December 31, 2025 and 2024

Net income from our community banking segment for the year ended December 31, 2025 totaled $24.8 million compared to $17.0 million for the year ended December 31, 2024.  Net interest income increased $8.2 million to $56.2 million for the year ended December 31, 2025 compared to $48.0 million for the year ended December 31, 2024. Interest income on loans increased as replacement rates and average loans held for investment balances were higher than in the prior year and interest income on mortgage-related securities and debt securities, federal funds sold and short-term investments increased due to the increase in the average balance and replacement rates. Offsetting the increases in interest income, interest expense on deposits increased as average balances increased offset by a decrease in average cost of funds as there were fed funds rate cuts over the past year.

There was a negative provision for credit losses of $1.3 million for the year ended December 31, 2025 compared to a negative provision for credit losses of $145,000 for the year ended December 31, 2024. The negative provision for credit losses consisted of a $891,000 negative provision related to adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors and a $503,000 negative provision related to unfunded commitments as the loan pipeline balance decreased for the year ended December 31, 2025. The negative provision for credit losses related to loans was primarily due to a decrease in historical loss rates and certain qualitative factors. During the year ended December 31, 2025, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward.

Noninterest income increased $395,000 for the year ended December 31, 2025 due primarily to earnings on the bank owned life insurance and loan swap fees.

Compensation, payroll taxes, and other employee benefits expense increased $236,000 to $20.9 million during the year ended December 31, 2025 primarily due to increased wages and variable compensation.  Other noninterest expense decreased $219,000 million to $2.3 million as certain loan-related expenses paid to the mortgage banking segment for the purchase of single-family adjustable rate mortgage loans decreased compared to the prior year. These fees are eliminated in the consolidated statements of income.

Comparison of Mortgage Banking Segment Operations for the Years Ended December 31, 2025 and 2024

Net income totaled $1.4 million for the year ended December 31, 2025 compared to net income of $1.4 million for the year ended December 31, 2024. We originated $2.05 billion in mortgage loans held for sale (including sales to the community banking segment) during the year ended December 31, 2025, which represents a decrease of $98.0 million, or 4.6%, from the $2.15 billion originated during the year ended December 31, 2024. The decrease in loan production volume was driven by a decrease in purchase products of $135.0 million, or 7.0%. The decrease in purchase products was partially offset by a $37.0, or 16.4% increase in refinance products due to a decrease in mortgage rates at various points throughout the year. Mortgage purchase products decreased $135.0 million, or 7.0% as housing inventory remained low and affordable housing inventory remains limited. Total mortgage banking noninterest income decreased $4.7 million, or 5.6%, to $79.5 million during the year ended December 31, 2025 compared to $84.3 million during the year ended December 31, 2024. The decrease in mortgage banking noninterest income was related to a 4.6% decrease in volume and a 1.0% decrease in gross margin on loans originated and sold for the year ended December 31, 2025 compared to December 31, 2024.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. The gross margin on loans originated and sold contraction reflects decreased industry demand due to the increased competition from mortgage originators. We sell loans on both a servicing-released and a servicing-retained basis.  Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Our gross margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan. Our origination efforts continue to be focused on loans made for the purpose of residential purchases, as opposed to mortgage refinance. The percentage of origination volume related to purchase activity decreased from 88.9% to 87.1% of total originations for the year ended December 31, 2025 and 2024, respectively, as a year-over-year decrease in rates drove an increase in refinance activity, while low housing inventory and still relatively high interest rates suppressed purchase activity. The mix of loan type trended towards more government loans and less conventional loans, with a mix of  38.7% and 61.3%, respectively of all loan originations, respectively, during the year ended December 31, 2025, compared to 36.2% and 63.8% of all originations, respectively, during the year ended December 31, 2024.

During the year ended December 31, 2025, the Company had no sales of mortgage servicing rights. During the year ended December 31, 2024, the Company sold mortgage servicing rights related to $233.0 million in loans serviced for third parties. The sale generated $2.1 million in net proceeds and a $152,000 gain.

Total compensation, payroll taxes and other employee benefits decreased $1.8 million, or 2.9%, to $59.6 million for the year ended December 31, 2025 compared to $61.4 million for the year ended December 31, 2024. The decrease primarily related to decreased salary expense and commissions expense driven by reduced employee headcount and a decrease in new branches added over the past year.

Comparison of Consolidated Waterstone Financial, Inc. Results of Operations for the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024
	(Dollars In Thousands, except per share amounts)

Net income	$26,402	$18,688
Earnings per share - basic	1.48	1.01
Earnings per share - diluted	1.48	1.01
Return on average assets	1.19%	0.84%
Return on average equity	7.62%	5.48%

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

	Years Ended December 31,
	2025			2024			2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale (1)	$1,808,505	104,753	5.79%	$1,838,761	103,066	5.61%	$1,752,806	90,148	5.14%
Mortgage related securities (2)	175,698	5,215	2.97%	170,671	4,496	2.63%	172,318	4,053	2.35%
Debt securities, federal funds sold and short-term investments (2)(3)	129,947	6,140	4.73%	114,617	5,606	4.89%	119,650	5,007	4.18%
Total interest-earning assets	2,114,150	116,108	5.49%	2,124,049	113,168	5.33%	2,044,774	99,208	4.85%
Noninterest-earning assets	105,272			103,284			106,532
Total assets	$2,219,422			$2,227,333			$2,151,306

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$89,826	95	0.11%	90,068	98	0.11%	80,143	82	0.10%
Money market and savings accounts	323,950	6,724	2.08%	296,361	5,654	1.91%	309,119	4,529	1.47%
Certificates of deposit	824,018	33,240	4.03%	773,616	34,193	4.42%	700,034	21,127	3.02%
Certificates of deposit - brokered	84,197	3,460	4.11%	15,004	628	4.19%	-	-	0.00%
Total interest-bearing deposits	1,321,991	43,519	3.29%	1,175,049	40,573	3.45%	1,089,296	25,738	2.36%
Borrowings	423,945	15,855	3.74%	572,539	26,427	4.62%	532,248	23,255	4.37%
Total interest-bearing liabilities	1,745,936	59,374	3.40%	1,747,588	67,000	3.83%	1,621,544	48,993	3.02%

Noninterest-bearing liabilities
Non interest-bearing deposits	86,160			91,288			120,321
Other noninterest-bearing liabilities	41,069			47,680			51,439
Total noninterest-bearing liabilities	127,229			138,968			171,760
Total liabilities	1,873,165			1,886,556			1,793,304
Equity	346,257			340,777			358,002
Total liabilities and equity	$2,219,422			$2,227,333			$2,151,306
Net interest income / Net interest rate spread (4)		56,734	2.09%		46,168	1.50%		50,215	1.83%
Net interest-earning assets (5)	$368,214			$376,461			$423,230
Net interest margin (6)			2.68%			2.17%			2.46%
Average interest-earning assets to average interest-bearing liabilities	121.09%			121.54%			126.10%

(1)   Includes net deferred loan fee amortization income of $565,000, $663,000, and $643,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

(2)   Includes available for sale securities.

(3)   Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the years ended December 31, 2025, 2024, and 2023.  The yields on debt securities, federal funds sold and short-term investments after tax-equivalent adjustments were 4.94%, 5.11%, and 4.35% for the years ended December 31, 2025, 2024, and 2023, respectively.

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

	Years Ended December 31,			Years Ended December 31,
	2025 versus 2024			2024 versus 2023
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale (1)(2)	$(1,672)	$3,359	$1,687	$4,115	$8,803	$12,918
Mortgage related securities (3)	130	589	719	(39)	482	443
Other interest-earning assets (3)(4)	723	(189)	534	(230)	816	586
Total interest-earning assets	(819)	3,759	2,940	3,846	10,101	13,947

Interest expense:
Demand accounts	(3)	-	(3)	9	7	16
Money market and savings accounts	547	523	1,070	(180)	1,305	1,125
Certificates of deposit - retail	2,691	(3,644)	(953)	2,415	10,651	13,066
Certificates of deposit - brokered	2,844	(12)	2,832	628	-	628
Total interest-bearing deposits	6,079	(3,133)	2,946	2,872	11,963	14,835
Borrowings	(6,097)	(4,475)	(10,572)	1,807	1,365	3,172
Total interest-bearing liabilities	(18)	(7,608)	(7,626)	4,679	13,328	18,007
Net change in net interest income	$(801)	$11,367	$10,566	$(833)	$(3,227)	$(4,060)

(1)	Includes net deferred loan fee amortization income of $565,000, $663,000, and $643,000 for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities.
(4)	Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for the years ended December 31, 2025, 2024, and 2023.

Net Interest Income

Net interest income increased $10.6 million, or 22.9%, to $56.7 million during the year ended December 31, 2025 compared to $46.2 million during the year ended December 31, 2024.

•

Interest income on loans increased $1.7 million, or 1.6%, to $104.8 million during the year ended December 31, 2025 compared to $103.1 million during the year ended December 31, 2024 due primarily to a 18 basis point increase in average yield on loans as interest rates continued to increase over the past year. Additionally, the average balance of loans held for investment increased by 0.5%. The increase in average loan balance was driven by an increase in the average balance of multi-family and commercial real estate loan categories.

•	Interest income from mortgage related securities increased $719,000, or 16.0%, primarily as the yield increased by 34 basis points.
•	Interest income from debt securities increased $534,000, or 9.5%, to $6.1 million, due primarily to a $15.3 million increase in average balance. The increased balance was partially offset by a decrease in yield of 16 basis points.
•

Interest expense on retail time deposits decreased $953,000, or 2.8%, primarily due to a 39 basis point decrease in average cost of retail time deposits. Partially offsetting this increase was a $50.4 million, or 6.5%, increase in average balance. Interest expense on brokered time deposits increased by $2.8 million. The average balance of brokered time deposits for the year ended December 31, 2025 was $84.2 million compared to $15.0 million at December 31, 2024

•

Interest expense on money market, savings, and escrow accounts increased $1.1 million, or 18.9%, due primarily to a 17 basis point increase in average cost of money market, savings, and escrow accounts as rates increased to attract new account openings. Additionally, the average balance increased $27.6 million.

•

Interest expense on borrowings decreased $10.6 million, or 40.0%, to $15.9 million due to a $148.6 million decrease in average balance during the year ended December 31, 2025 compared to the year ended December 31, 2024 as additional deposits lessened the need for borrowing. Additionally, the average cost of funds decreased by 88 basis points during the year ended December 31, 2025.

Provision for Credit Losses

There was a negative provision for credit losses of $1.4 million during the year ended December 31, 2025 compared to a $168,000 negative provision for loan losses for the year ended December 31, 2024. The $1.4 negative provision for credit losses consisted of a $893,000 negative provision related to loans and $503,000 of negative provision related to unfunded commitments for the year ended December 31, 2025. The decrease in the loan portfolio provision is due to the decrease in historical loss factors and certain qualitative factors. During the year ended December 31, 2025, we made adjustments to our qualitative factors, primarily to account for the changes in internal metrics and external risk factors. The forecast factor remained unchanged as we monitor the economic environment going forward. The negative provision for credit losses related to unfunded loan commitments for the year ended December 31, 2025 was due primarily to a decrease in construction loans waiting to be funded.

The provision is primarily a function of the Company's reserving methodology and assessments of certain quantitative and qualitative factors which are used to determine an appropriate allowance for credit losses for the period.  See further discussion regarding the allowance for credit losses in the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions and the "Allowance for Credit Loss" section.

Noninterest Income

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in Thousands)

Service charges on loans and deposits	$2,085	$2,060	$25	1.2%
Increase in cash surrender value of life insurance	2,561	1,969	592	30.1%
Mortgage banking income	79,225	83,565	(4,340)	(5.2%)
Other	1,316	1,708	(392)	(23.0%)
Total noninterest income	$85,187	$89,302	$(4,115)	(4.6%)

Total noninterest income decreased $4.1 million, or 4.6%, to $85.2 million during the year ended December 31, 2025 compared to $89.3 million during the year ended December 31, 2024.

•

The decrease in mortgage banking income was primarily the result of a decrease in loan origination volumes and a decrease in gross margin on loans originated. Total loan origination volume on a consolidated basis decreased $85.1 million, or 4.0%, to $2.05 billion during the year ended December 31, 2025 compared to $2.13 billion during the year ended December 31, 2024.  Gross margin on loans originated and sold decreased 1.0% at the mortgage banking segment. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Results of Operations for the Year December 31, 2025 and 2024" above, for additional discussion of the increase in mortgage banking income.

•	Service charges on loans and deposits increased primarily due to an increase in loan prepayment fees.
•

The decrease in other noninterest income was due primarily to an decrease in gain on sale of mortgage servicing rights. During the year ended December 31, 2025, the Company had no sales of mortgage servicing rights. During the year ended December 31, 2024, the Company sold mortgage servicing rights related to $233.0 million in loans serviced for third parties in 2024. The sale generated $2.1 million in net proceeds on a mortgage servicing rights book value of $2.0 million and resulted in a $152,000 gain.

Noninterest Expenses

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in Thousands)

Compensation, payroll taxes, and other employee benefits	$79,619	$81,078	$(1,459)	(1.8%)
Occupancy, office furniture, and equipment	7,194	7,573	(379)	(5.0%)
Advertising	2,877	3,554	(677)	(19.0%)
Data processing	4,941	4,978	(37)	(0.7%)
Communications	973	922	51	5.5%
Professional fees	2,835	3,184	(349)	(11.0%)
Real estate owned	(312)	26	(338)	(1,300.0%)
Loan processing expense	2,996	3,090	(94)	(3.0%)
Other	8,747	7,231	1,516	21.0%
Total noninterest expenses	$109,870	$111,636	$(1,766)	(1.6%)

Total noninterest expenses decreased $1.8 million, or 1.6%, to $109.9 million during the year ended December 31, 2025 compared to $111.6 million during the year ended December 31, 2024.

•

Compensation, payroll taxes and other employee benefit expense at our mortgage banking segment decreased $1.8 million, or 2.9%, to $59.6 million for the year ended December 31, 2025. The decrease primarily related to decreased salary expense and commission expense driven by reduced employee headcount and a decrease in new branches added over the past year.

•

Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $236,000 or 1.1%, to $20.9 million during the year ended December 31, 2025. The increase was primarily due to an increase in salaries and variable compensation.

•

Occupancy, office furniture and equipment expense at the mortgage banking segment decreased $596,000 to $3.3 million during the year ended December 31, 2025 primarily resulting from decreased rent and depreciation expenses as underperforming branches were closed over the past year.

•

Occupancy, office furniture and equipment expense at the community banking segment increased $217,000 to $3.9 million during the year ended December 31, 2025 compared to the prior year. The increase was due primarily to increases in equipment maintenance and repairs, as well as snow removal expenses.

•

Advertising expense decreased $677,000, or 19.0%, to $2.9 million during the year ended December 31, 2025. This was primarily due to a decrease at the mortgage banking segment in an effort to control costs, as well as a lower overall branch count.

•

Data processing expense decreased $37,000 or 0.7% to $4.9 million during the year ended December 31, 2025  This was primarily due to decreases at the mortgage banking segment in an effort to control costs, and was offset by continued investments in technology in the community banking segment.

•

Professional fees decreased $349,000, or 11.0%, to $2.8 million during the year ended December 31, 2025. The decrease was primarily related to a decrease in legal fees at the mortgage banking segment as a settlement related to a prior year dispute was finalized in the first quarter.

•

Other noninterest expense increased $1.5 million, or 21.0%, to $8.7 million during the year ended December 31, 2025. The increase primarily related to increased provision for loan sale losses, provision for branch losses, mortgage servicing rights amortization, and branch overhead at the mortgage banking segment.

Income Taxes

Income tax expense increased $1.7 million to $7.0 million during the year ended December 31, 2025, compared to $5.3 million during the year ended December 31, 2024 as pretax income increased by $9.4 million.  Income tax expense was recognized during the year ended December 31, 2025 at an effective rate of 21.1% compared to an effective rate of 22.1% during the year ended December 31, 2024.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2025 and 2024, $71.1 million and $39.8 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLB.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2025, and 2024, we originated on a consolidated basis $2.05 billion and $2.13 billion in loans for sale and sold loans on a consolidated basis of $2.11 billion and $2.24 billion.  During the year ended December 2025, loan originations net of loan repayments resulted in a positive cash flow of $5.2 million. During the year ended December 2024, loan originations net of loan repayments resulted in a negative cash flow $16.7 million.  Cash received from the principal repayments of debt and mortgage related securities and maturity and calls of debt securities totaled $36.9 million and $31.0 million for the years ended December 31, 2025 and 2024, respectively. We purchased $50.0 million and $34.3 million in debt securities and mortgage related securities classified as available for sale during the years ended December 31, 2025 and 2024, respectively. The net changes in deposits were a net increase of $77.4 million and a net increase of $169.3 million for the year ending December 31, 2025 and 2024, respectively.  There was a decrease in net borrowings of $34.3 million for the year ended December 31, 2025 and a net decrease in borrowings of $164.5 million for the year ended December 31, 2024.  During the years ended December 31, 2025 and 2024, we repurchased common stock of $16.2 million and $14.9 million, respectively.  During the years ended December 31, 2025 and 2024, we paid cash dividends on common stock of $10.8 million and $11.3 million, respectively.

Deposits increased by $77.4 million from December 31, 2024 to December 31, 2025. The increase was driven by a $45.8 million increase in money market & savings accounts, a $27.1 million increase in time deposits, and a $4.5 million increase in demand deposits. Of the increase in time deposits, $16.0 million was due to the increase of brokered certificates of deposit. Deposit flows are generally affected by the level of interest rates, market conditions, products offered by local competitors, and other factors.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At December 31, 2025, we had $190.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, 2029, and 2030.  See Note 7 - Borrowings of the notes to audited consolidated financial statements for additional information about the remaining call option details of our FHLB long-term debt.

The Company had approximately $378.5 million of uninsured deposits for approximately 1,487 customers as of December 31, 2025. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limits.

At December 31, 2025, we had outstanding commitments to originate loans receivable of $12.7 million.  In addition, at December 31, 2025, we had unfunded commitments under construction loans of $44.6 million, unfunded commitments under business lines of credit of $14.0 million and unfunded commitments under home equity lines of credit and standby letters of credit of $12.3 million. At December 31, 2025, certificates of deposit scheduled to mature in less than one year totaled $891.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, Federal Reserve Discount Window or brokered deposits to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Capital

Shareholders’ equity increased by $10.3 million, or 3.0%, to $349.4 million at December 31, 2025 from $339.1 million at December 31, 2024. Shareholders' equity increased primarily due to increases in the fair value of the securities portfolio and an increase in net income.

The Company's Board of Directors authorized a 2,000,000 share stock repurchase program in the second quarter of 2024. As of December 31, 2025, the Company had approximately 468,000 shares remaining in the plan.

Waterstone Financial, Inc. and WaterStone Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2025, Waterstone Financial, Inc. and WaterStone Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Capital Requirements” and Note 9 - Regulatory Capital of the notes to the consolidated financial statements.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the year ended December 31, 2025, our short-term debt decreased $74.3 million. In addition, we repaid $90.0 million in FHLB long-term debt and took on $130.0 million of new FHLB long-term debt.

See Note 7 - Borrowings of the notes to the consolidated financial statements for additional information about the remaining maturities of our FHLB long-term debt.

See Note 13 - Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities of the notes to the consolidated financial statements for additional information.

WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2025 and the respective maturity dates.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2025 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
	(Dollar Amounts in Thousands)
As of December 31, 2025
Dollar Change	$(6,152)	$(3,499)	$(1,916)	$(418)
Percentage Change	(9.8%)	(5.6%)	(3.0%)	(0.7%)

At December 31, 2025, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 3.0% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 0.7%.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

Forvis Mazars, LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report dated February 26, 2026.

/s/ William F. Bruss	/s/ Mark R. Gerke
William F. Bruss	Mark R. Gerke
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee

Waterstone Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2025, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s loan portfolio and the associated allowance for credit losses (“ACL”) were $1.68 billion and $17.48 million as of December 31, 2025, respectively. The ACL considers historical loss rates, qualitative reserves and reasonable and supportable forecast adjustments. The ACL is estimated on a collective basis for groups of loans that share similar risk characteristics. Qualitative reserves reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience.

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

February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee

Waterstone Financial, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Waterstone Financial, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, 2024, and 2023, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Kansas City, Missouri
February 26, 2026

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2025 and 2024

	December 31,
	2025	2024
Assets	(In Thousands, except share data)
Cash	$63,560	$35,182
Federal funds sold	7,255	4,302
Interest-earning deposits in other financial institutions and other short term investments	292	277
Cash and cash equivalents	71,107	39,761
Securities available for sale, at fair value (cost: 2025-$246,579; 2024-$232,630)	230,848	208,549
Loans held for sale (at fair value)	145,057	135,909
Loans receivable	1,675,552	1,680,576
Less: Allowance for credit losses ("ACL") - loans	17,478	18,247
Loans receivable, net	1,658,074	1,662,329

Office properties and equipment, net	18,855	19,389
Federal Home Loan Bank stock (at cost)	19,804	20,295
Cash surrender value of life insurance	77,353	74,612
Real estate owned, net	424	505
Prepaid expenses and other assets	37,985	48,259
Total assets	$2,259,507	$2,209,608

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$175,595	$171,115
Money market and savings deposits	329,031	283,243
Time deposits	932,646	905,539
Total deposits	1,437,272	1,359,897

Borrowings	412,258	446,519
Advance payments by borrowers for taxes	2,996	5,630
Other liabilities	57,589	58,427
Total liabilities	1,910,115	1,870,473
Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock (par value $0.01 per share) Authorized - 50,000,000 shares in 2025 and 2024, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at December 31, 2025 and at December 31, 2024, Issued and Outstanding - 18,359,717 at December 31, 2025 and 19,343,251 at December 31, 2024	184	193
Additional paid-in capital	78,014	91,214
Retained earnings	292,957	277,196
Unearned ESOP shares	(9,496)	(10,682)
Accumulated other comprehensive loss, net of taxes	(12,267)	(18,786)
Total shareholders’ equity	349,392	339,135
Total liabilities and shareholders’ equity	$2,259,507	$2,209,608

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended December 31, 2025, 2024 and 2023

	Years ended December 31,
	2025	2024	2023
	(In Thousands, except per share amounts)
Interest income:
Loans	$104,753	$103,066	$90,148
Mortgage-related securities	5,215	4,496	4,053
Debt securities, federal funds sold and short-term investments	6,140	5,606	5,007
Total interest income	116,108	113,168	99,208
Interest expense:
Deposits	43,519	40,573	25,738
Borrowings	15,855	26,427	23,255
Total interest expense	59,374	67,000	48,993
Net interest income	56,734	46,168	50,215
Provision (credit) for credit losses	(1,394)	(168)	656
Net interest income after provision (credit) for credit losses	58,128	46,336	49,559
Noninterest income:
Service charges on loans and deposits	2,085	2,060	1,819
Increase in cash surrender value of life insurance	2,561	1,969	1,710
Mortgage banking income	79,225	83,565	75,686
Other	1,316	1,708	1,970
Total noninterest income	85,187	89,302	81,185
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	79,619	81,078	84,096
Occupancy, office furniture, and equipment	7,194	7,573	8,323
Advertising	2,877	3,554	3,779
Data processing	4,941	4,978	4,653
Communications	973	922	988
Professional fees	2,835	3,184	2,686
Real estate owned	(312)	26	4
Loan processing expense	2,996	3,090	3,428
Other	8,747	7,231	11,755
Total noninterest expenses	109,870	111,636	119,712
Income before income taxes	33,445	24,002	11,032
Income tax expense	7,043	5,314	1,657
Net income	$26,402	$18,688	$9,375
Income per share:
Basic	$1.48	$1.01	$0.47
Diluted	$1.48	$1.01	$0.46
Weighted average shares outstanding:
Basic	17,837	18,556	20,158
Diluted	17,867	18,589	20,196

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31, 2025, 2024 and 2023

	Years ended December 31,
	2025	2024	2023
	(In Thousands)
Net income	$26,402	$18,688	$9,375
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) arising during the period, net of tax (expense) benefit of ($1,831), $279,and ($1,584), respectively	6,519	(994)	1,684
Total other comprehensive income (loss)	6,519	(994)	1,684
Comprehensive income	$32,921	$17,694	$11,059

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2025, 2024 and 2023

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Loss	Equity
	(In Thousands)

Balances at December 31, 2022	22,174	$222	$128,550	$274,246	$(13,056)	$(19,476)	$370,486

Comprehensive income:
Net income	-	-	-	9,375	-	-	$9,375
Other comprehensive income:	-	-	-	-	-	1,684	1,684
Total comprehensive income	-	-	-	-	-	-	11,059
ESOP shares committed to be released to Plan participants	-	-	274	-	1,187	-	1,461
Cash dividend, $0.70 per share	-	-	-	(14,015)	-	-	(14,015)
Stock compensation activity, net of tax	86	1	819	-	-	-	820
Stock based compensation expense	-	-	277	-	-	-	277
Purchase of common stock returned to authorized but unissued	(1,945)	(20)	(26,012)	-	-	-	(26,032)
Balances at December 31, 2023	20,315	$203	$103,908	$269,606	$(11,869)	$(17,792)	$344,056

Comprehensive income:
Net income	-	$-	$-	$18,688	$-	$-	$18,688
Other comprehensive loss:	-	-	-	-	-	(994)	(994)
Total comprehensive income	-	-	-	-	-	-	17,694
ESOP shares committed to be released to Plan participants	-	-	233	-	1,187	-	1,420
Cash dividend, $0.60 per share	-	-	-	(11,098)	-	-	(11,098)
Stock compensation activity, net of tax	197	2	1,660	-	-	-	1,662
Stock based compensation expense	-	-	316	-	-	-	316
Purchase of common stock returned to authorized but unissued	(1,169)	(12)	(14,903)	-	-	-	(14,915)
Balances at December 31, 2024	$19,343	$193	$91,214	$277,196	$(10,682)	$(18,786)	$339,135

Comprehensive income:
Net income	-	$-	$-	$26,402	$-	$-	$26,402
Other comprehensive income:	-	-	-	-	-	6,519	6,519
Total comprehensive income	-	-	-	-	-	-	32,921
ESOP shares committed to be released to Plan participants	-	-	298	-	1,186	-	1,484
Cash dividend, $0.60 per share	-	-	-	(10,641)	-	-	(10,641)
Stock compensation activity, net of tax	206	2	2,403	-	-	-	2,405
Stock based compensation expense	-	-	297	-	-	-	297
Purchase of common stock returned to authorized but unissued	(1,189)	(11)	(16,198)	-	-	-	(16,209)
Balances at December 31, 2025	18,360	$184	$78,014	$292,957	$(9,496)	$(12,267)	$349,392

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2025, 2024 and 2023

	Years ended December 31,
	2,025	2024	2023
	(In Thousands)
Operating activities:
Net income	26,402	$18,688	$9,375
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for credit losses	(1,394)	(168)	656
Depreciation, amortization, accretion	2,549	2,474	3,301
(Recovery) impairment of mortgage servicing rights	-	(320)	320
Deferred taxes	714	980	(1,073)
Stock based compensation	297	316	277
Origination of mortgage servicing rights	(593)	(850)	(1,773)
Gain on sale of loans held for sale	(80,719)	(83,808)	(71,378)
Loans originated for sale	(2,045,278)	(2,130,356)	(2,024,014)
Proceeds on sales of loans originated for sale	2,116,849	2,243,248	2,061,587
Gain on death benefit on bank owned life insurance	-	(266)	-
Increase in accrued interest receivable	(478)	(432)	(1,696)
Increase in cash surrender value of life insurance	(2,561)	(1,969)	(1,710)
Decrease (increase) in derivative assets	5,162	(1,094)	4,467
Increase in accrued interest on deposits and borrowings	218	727	1,255
Decrease in prepaid tax expense	1,315	1,425	1,557
(Increase) decrease in derivative liabilities	(4,710)	213	(5,431)
Gain on sale of Real Estate Owned	(299)	-	-
Gain on sale of mortgage servicing rights	-	(152)	(583)
Decrease (increase) in other assets	2,148	2,971	(1,181)
Increase (decrease) in other liabilities	4,561	(3,564)	(1,533)
Net cash provided by (used in) operating activities	24,183	48,063	(27,577)

Investing activities:
Net decrease (increase) in loans receivable	5,196	(16,692)	(154,171)
Purchases of:
FHLB Stock	(2,463)	(2,340)	(11,937)
Debt securities	(11,632)	(15,966)	(5,437)
Mortgage related securities	(38,379)	(19,425)	(24,068)
Bank owned life insurance	(180)	(5,180)	(180)
Premises and equipment	(1,165)	(1,099)	(700)
Proceeds from:
Principal repayments on mortgage-related securities	25,454	23,572	20,885
Maturities of debt securities	11,470	7,470	3,966
Sales of FHLB stock	2,954	2,925	8,414
Proceeds on sales of mortgage servicing rights	-	2,110	3,530
Death benefit from bank owned life insurance	-	662	474
Net cash used in by investing activities	(8,745)	(23,963)	(159,224)

Financing activities:
Net increase (decrease) in deposits	77,375	169,273	(8,388)
Net change in short-term borrowings	(74,261)	(159,535)	269,270
Repayment of long-term debt	(90,000)	(175,000)	(304,000)
Proceeds from long-term debt	130,000	170,000	259,000
Net change in advance payments by borrowers for taxes	(2,634)	(977)	1,273
Cash dividends on common stock	(10,768)	(11,268)	(15,363)
Proceeds from stock option exercises	2,405	1,662	820
Purchase of common stock returned to authorized but unissued	(16,209)	(14,915)	(26,032)
Net cash provided by (used in) financing activities	15,908	(20,760)	176,580
Increase (decrease) in cash and cash equivalents	31,346	3,340	(10,221)
Cash and cash equivalents at beginning of period	39,761	36,421	46,642
Cash and cash equivalents at end of period	71,107	$39,761	$36,421

Supplemental information:
Cash paid during the period for:
Income tax payments (refunds)	$5,013	$2,389	$1,169
Interest payments	59,156	66,273	47,738
Noncash investing activities:
Dividends declared but not paid in other liabilities	2,868	2,994	3,164

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2025, 2024 and 2023

1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Waterstone Financial, Inc. and subsidiaries (collectively, the “Company”), conform to U.S. generally accepted accounting principles, or (“GAAP”), and are used in preparing and presenting these consolidated financial statements.

Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income.  The Company reclassified certain line items in the Consolidated Statements of Cash Flows.

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

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprised approximately 76.3% of total mortgage banking noninterest expense for 2025.

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

The ACL estimate incorporates a reasonable and supportable economic forecast through the use of externally developed macroeconomic scenarios applied in the model. The model includes both current and forecasted unemployment rates.

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

Real estate owned consists of properties acquired through, or in lieu of, loan foreclosure.  Real estate owned is transferred into the portfolio at estimated net realizable value, which includes selling costs.  To the extent that the net carrying value of the loan exceeds the estimated fair value of the property at the date of transfer, the excess is charged to the allowance for credit losses within 90 days of being transferred.  Subsequent write-downs to reflect current fair value, as well as gains and losses upon disposition and revenue and expenses incurred in maintaining such properties, are treated as period costs and included in real estate owned in the consolidated statements of operations.

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

The Company purchases bank owned life insurance on the lives of certain employees.  The Company is the beneficiary of the life insurance policies.  The cash surrender value of life insurance is reported at the amount that would be received in cash if the policies were surrendered.  Increases in the cash value of the policies and proceeds of death benefits received are recorded in noninterest income.  The increase in cash surrender value of life insurance is not subject to income taxes, as long as the Company has the intent and ability to hold the policies until the death benefits are received.

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

s)	Impact of Recent Accounting Pronouncements

Accounting Standards Adopted in 2025

The Company adopted " Income Taxes (Topic 740): Improvements to Income Tax Disclosures" under ASU 2023-09 on January 1, 2025, and applied the standard's provisions on a retrospective basis. The updated guidance requires disclosure of specific categories and greater disaggregation of information included in the rate reconciliation and additional disclosures related to income taxes paid. The adoption did not have an impact on the Company’s consolidated financial statements, other than the expanded income tax disclosures. See Note 12 – Income Taxes for further information.

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

2)	Securities

Securities Available for Sale

The amortized cost and fair value of the Company’s investment in securities follow:

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$11,350	$13	$(1,250)	$10,113
Collateralized mortgage obligations:
Government sponsored enterprise issued	165,771	533	(13,995)	152,309
Private-label issued	6,032	-	(513)	5,519
Mortgage-related securities	183,153	546	(15,758)	167,941

Municipal securities	53,426	1,332	(651)	54,107
Other debt securities	10,000	-	(1,200)	8,800
Debt securities	63,426	1,332	(1,851)	62,907
Total	$246,579	$1,878	$(17,609)	$230,848

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$11,285	$-	$(1,674)	$9,611
Collateralized mortgage obligations:
Government sponsored enterprise issued	151,200	77	(19,541)	131,736
Private-label issued	7,122	-	(722)	6,400
Mortgage-related securities	169,607	77	(21,937)	147,747

Government sponsored enterprise bonds	2,500	-	(60)	2,440
Municipal securities	48,023	383	(1,330)	47,076
Other debt securities	12,500	-	(1,214)	11,286
Debt securities	63,023	383	(2,604)	60,802
Total	$232,630	$460	$(24,541)	$208,549

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2025, $59,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.  At December 31, 2024, $114,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair value of securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2025
	Amortized
	cost	Fair value
	(In Thousands)
Debt and other securities
Due within one year	$2,387	$2,431
Due after one year through five years	12,751	11,666
Due after five years through ten years	20,978	20,719
Due after ten years	27,310	28,091
Mortgage-related securities	183,153	167,941
Total	$246,579	$230,848

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$-	$-	$8,330	$1,250	$8,330	$1,250
Collateralized mortgage obligations:
Government sponsored enterprise issued	12,355	33	89,205	13,962	101,560	13,995
Private-label issued	859	11	4,660	502	5,519	513
Municipal securities	752	8	4,912	643	5,664	651
Other debt securities	-	-	8,800	1,200	8,800	1,200
Total	$13,966	$52	$115,907	$17,557	$129,873	$17,609

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$346	$9	$9,193	$1,665	$9,539	$1,674
Collateralized mortgage obligations:
Government sponsored enterprise issued	21,145	330	95,587	19,211	116,732	19,541
Private-label issued	-	-	5,445	722	5,445	722
Government sponsored enterprise bonds	-	-	2,440	60	2,440	60
Municipal securities	20,005	334	5,063	996	25,068	1,330
Other debt securities	-	-	11,286	1,214	11,286	1,214
Total	$41,496	$673	$129,014	$23,868	$170,510	$24,541

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 134 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of  December 31, 2025 and  December 31, 2024, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

During the years ended  December 31, 2025, 2024, and 2023, there were no sales of securities.

3)	Loans Receivable

Loans receivable at December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$486,072	$516,128
Multi family	758,409	741,428
Home equity	13,213	13,188
Construction and land	56,340	61,427
Commercial real estate	327,346	313,494
Consumer	801	825
Commercial loans	33,371	34,086
Total loans receivable	$1,675,552	$1,680,576

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 75.1% of the Company’s loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.

Qualifying loans receivable totaling $1.27 billion were pledged as collateral against $406.1 million and $1.23 billion were pledged as collateral against $443.6 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at December 31, 2025 and December 31, 2024, respectively.

The Corporation has granted loans to its directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below:

	December 31,
	2025	2024
	(In Thousands)
Balance at beginning of year	$-	$-
New Loans	2,720	-
Repayments	(91)	-
Balance at end of year	$2,629	$-

An analysis of past due loans receivable as of December 31, 2025 and 2024 follows:

	As of December 31, 2025
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater Past Due	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$6,072	$2,327	$4,832	$13,231	$472,841	$486,072
Multi family	240	-	-	240	758,169	758,409
Home equity	706	-	-	706	12,507	13,213
Construction and land	-	-	-	-	56,340	56,340
Commercial real estate	230	-	-	230	327,116	327,346
Consumer	-	-	-	-	801	801
Commercial loans	-	-	-	-	33,371	33,371
Total	$7,248	$2,327	$4,832	$14,407	$1,661,145	$1,675,552

	As of December 31, 2024
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater Past Due	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$9,107	$1,405	$3,955	$14,467	$501,661	$516,128
Multi family	183	-	-	183	741,245	741,428
Home equity	194	-	30	224	12,964	13,188
Construction and land	-	-	-	-	61,427	61,427
Commercial real estate	248	-	-	248	313,246	313,494
Consumer	-	-	-	-	825	825
Commercial loans	-	-	-	-	34,086	34,086
Total	$9,732	$1,405	$3,985	$15,122	$1,665,454	$1,680,576

(1)	Includes $819,000 and $522,000 for December 31, 2025 and 2024, respectively, which are on non-accrual status.
(2)	Includes $ - and $1.1 million for December 31, 2025 and 2024, respectively, which are on non-accrual status.
(3)	Includes $523,000 and $28,000 for December 31, 2025 and 2024, respectively, which are on non-accrual status.

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

As of December 31, 2025 and  December 31, 2024, there were no loans that were 90 or more days past due and still accruing interest.

A summary of the activity for the years ended  December 31, 2025, 2024 and 2023 in the allowance for credit losses - loans follows:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2025
Balance at beginning of period	$5,286	$7,079	$212	$1,205	$3,920	$79	$466	$18,247
Provision (credit) for credit losses - loans	(440)	(139)	(86)	(276)	194	32	(176)	(891)
Charge-offs	-	-	-	-	-	(42)	-	(42)
Recoveries	70	8	75	3	-	8	-	164
Balance at end of period	$4,916	$6,948	$201	$932	$4,114	$77	$290	$17,478

Year ended December 31, 2024
Balance at beginning of period	$6,886	$7,318	$211	$983	$2,561	$56	$534	$18,549
Provision (credit) for credit losses - loans	(1,708)	(249)	1	218	1,357	107	(68)	(342)
Charge-offs	(3)	-	-	-	(1)	(84)	-	(88)
Recoveries	111	10	-	4	3	-	-	128
Balance at end of period	$5,286	$7,079	$212	$1,205	$3,920	$79	$466	$18,247

Year ended December 31, 2023
Balance at beginning of period	4,743	7,975	174	1,352	3,199	47	267	17,757
Provision (credit) for credit losses - loans	2,259	(665)	33	(372)	(641)	46	267	927
Charge-offs	(168)	-	-	-	-	(37)	-	(205)
Recoveries	52	8	4	3	3	-	-	70
Balance at end of period	$6,886	$7,318	$211	$983	$2,561	$56	$534	$18,549

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments at December 31, 2025 and  December 31, 2024 was $740,000  and $1.2 million.

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

	Years ended December 31,
	2025	2024	2023
	(In Thousands)
Provision (credit) for credit losses - loans on:
Loans	$(891)	$(342)	$927
Unfunded commitments	(503)	174	(271)
Investment securities	-	-	-
Total	$(1,394)	$(168)	$656

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

The following tables present collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation as of the year ended December 31, 2025 and December 31, 2024 follows:

	December 31,
	2025	2024
	(In Thousands)
Collateral dependent loans
Residential real estate:
One- to four-family	4,282	3,323
Multi family	177	-
Home equity	14	150
Construction and land	-	-
Commercial real estate	11,282	5,015
Consumer	-	-
Commercial loans	-	1,605
Total	15,755	10,093

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of December 31, 2025 and 2024:

	One- to Four- Family	Multi Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At December 31, 2025
Substandard	$5,861	$177	$14	$-	$11,282	$-	$-	$17,334
Watch	9,831	-	69	-	424	-	1,437	11,761
Pass	470,380	758,232	13,130	56,340	315,640	801	31,934	1,646,457
Total	$486,072	$758,409	$13,213	$56,340	$327,346	$801	$33,371	$1,675,552

At December 31, 2024
Substandard	$5,515	$-	$150	$-	$11,721	$-	$1,605	$18,991
Watch	9,675	183	-	143	743	-	75	10,819
Pass	500,938	741,245	13,038	61,284	301,030	825	32,406	1,650,766
Total	516,128	741,428	13,188	61,427	313,494	825	34,086	1,680,576

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of  December 31, 2025.

	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$26,575	$29,945	$154,904	$138,715	$35,632	$83,320	$1,289	$470,380
Watch	6,261	44	458	1,720	-	1,348	-	9,831
Substandard	2,373	523	1,036	540	-	1,389	-	5,861
Total	35,209	30,512	156,398	140,975	35,632	86,057	1,289	486,072

Multi-family
Pass	$199,544	$62,973	$111,186	$149,108	$102,220	$132,675	$526	$758,232
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	177	-	-	-	-	177
Total	199,544	62,973	111,363	149,108	102,220	132,675	526	758,409

Home equity
Pass	$564	$352	$368	$1,533	$67	$151	$10,095	$13,130
Watch	-	-	-	-	-	-	69	69
Substandard	-	-	-	-	14	-	-	14
Total	564	352	368	1,533	81	151	10,164	13,213

Construction and land
Pass	$14,937	$37,521	$3,728	$139	$-	$15	$-	$56,340
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	14,937	37,521	3,728	139	-	15	-	56,340

Commercial Real Estate
Pass	$63,935	$56,767	$61,258	$41,542	$53,097	$34,788	$4,253	$315,640
Watch	194	-	230	-	-	-	-	424
Substandard	11,282	-	-	-	-	-	-	11,282
Total	75,411	56,767	61,488	41,542	53,097	34,788	4,253	327,346

Consumer
Pass	$-	$-	$-	$-	$-	$-	$801	$801
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	801	801

Commercial
Pass	$3,972	$533	$16,407	$785	$322	$1,300	$8,615	$31,934
Watch	-	-	-	11	-	-	1,426	1,437
Substandard	-	-	-	-	-	-	-	-
Total	3,972	533	16,407	796	322	1,300	10,041	33,371

Total loans	$329,637	$188,658	$349,752	$334,093	$191,352	$254,986	$27,074	$1,675,552

Gross charge-offs	$42	$-	$-	$-	$-	$-	$-	$42

The following table presents total loans by risk categories and year of origination as of December 31, 2024.

	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$33,349	$172,934	$146,069	$41,704	$26,323	$79,948	$611	$500,938
Watch	7,504	106	1,286	-	72	707	-	9,675
Substandard	1,673	815	453	-	-	2,574	-	5,515
Total	42,526	173,855	147,808	41,704	26,395	83,229	611	516,128

Multi-family
Pass	81,119	138,231	196,939	125,252	108,779	90,155	770	741,245
Watch	-	183	-	-	-	-	-	183
Substandard	-	-	-	-	-	-	-	-
Total	81,119	138,414	196,939	125,252	108,779	90,155	770	741,428

Home equity
Pass	379	478	1,578	149	91	226	10,137	13,038
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	16	14	-	-	120	150
Total	379	478	1,594	163	91	226	10,257	13,188

Construction and land
Pass	23,029	25,384	-	9,144	1,501	2,226	-	61,284
Watch	-	-	143	-	-	-	-	143
Substandard	-	-	-	-	-	-	-	-
Total	23,029	25,384	143	9,144	1,501	2,226	-	61,427

Commercial Real Estate
Pass	63,660	66,980	51,175	58,574	30,699	29,289	653	301,030
Watch	208	-	407	-	128	-	-	743
Substandard	11,484	237	-	-	-	-	-	11,721
Total	75,352	67,217	51,582	58,574	30,827	29,289	653	313,494

Consumer
Pass	-	-	-	-	-	-	825	825
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	825	825

Commercial
Pass	948	17,011	1,240	553	2,062	5,135	5,457	32,406
Watch	-	-	-	-	-	-	75	75
Substandard	-	-	30	-	-	-	1,575	1,605
Total	948	17,011	1,270	553	2,062	5,135	7,107	34,086

Total Loans	$223,353	$422,359	$399,336	$235,390	$169,655	$210,260	$20,223	$1,680,576

Gross charge-offs	$3	$-	$-	$-	$-	$1	$84	$88

The following presents data on restructurings of financing receivables whose borrowers are experiencing financial difficulty:

	As of December 31, 2025
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
One- to four-family	$-	-	$962	2	$962	2
Non Farm, Non Residential	$6,706	1	$-	-	$6,706	1
	$6,706	1	$962	2	$7,668	3

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

The following presents restructurings of financing receivables whose borrowers are experiencing financial difficulty by concession type:

	As of December 31, 2025
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction and principal forbearance	$-	-	$-	-	$-	-
Interest reduction	-	-	-	-	-	-
Principal forbearance	7,668	3	-	-	7,668	3
Total	$7,668	3	$-	-	$7,668	3

There were three restructurings for $7.7 million of financing receivables whose borrowers are experiencing financial difficulty during the year ended December 31, 2025.  There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty during the year ended  December 31, 2024.

There were no restructurings of financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the years ended December 31, 2025 and 2024.

The following table presents data on non-accrual loans:

	As of December 31,
	2025	2024
	(Dollars in Thousands)
Residential
One- to four-family	$5,861	$5,515
Multi family	177	-
Home equity	14	150
Construction and land	-	-
Commercial real estate	123	-
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$6,175	$5,665

Total non-accrual loans to total loans	0.37%	0.34%
Total non-accrual loans to total assets	0.27%	0.26%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $1.9 million at December 31, 2025 and December 31, 2024, respectively.

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2025	2024
	(In Thousands)
Land	$7,454	$7,454
Office buildings and improvements	34,009	33,468
Furniture and equipment	13,392	13,295
Total	54,855	54,217
Less accumulated depreciation	(36,000)	(34,828)
Total, net	$18,855	$19,389

Depreciation of premises and equipment totaled $1.6 million, $1.6 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

5)	Mortgage Servicing Rights

The following table presents the activity related to the Company’s mortgage servicing rights included in prepaid expenses and other assets on the consolidated statement of financial condition:

	Year ended December 31,
	2025	2024
	(In Thousands)
Mortgage servicing rights at beginning of the year	$732	$1,811
Additions	593	850
Amortization	(295)	(291)
Sales	-	(1,958)
Mortgage servicing rights at end of the year	1,030	412
Valuation allowance recovered during the year	-	320
Mortgage servicing rights at the end of the year, net	$1,030	$732

The unpaid principal balance of loans serviced for others was $119.0 million and $83.4 million at December 31, 2025 and  December 31, 2024 respectively. Loans serviced for others are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $1.3 million at December 31, 2025 and $807,000 at December 31, 2024.

During the year ended December 31, 2025, the Company did not have any sales of mortgage servicing rights. During the year ended December 31, 2024, the Company sold mortgage servicing rights related to $233.0 million in loans serviced for third parties with a book value of $2.0 million. The sale generated $2.1 million in net proceeds and a $152,000 gain.

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2025 for the years ending  December 31 periods as indicated:

(In Thousands)
2026	$187
2027	168
2028	150
2029	131
2030	112
Thereafter	282
Total	$1,030

6)	Deposits

The aggregate amount of time deposit accounts with the portion of the account balances that are greater than $250,000 at December 31, 2025 and 2024 amounted to $183.2 million and $167.3 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2025	2024	2023
	(In Thousands)
Interest-bearing demand deposits	$95	$98	$82
Money market and savings deposits	6,724	5,654	4,529
Time deposits	36,700	34,821	21,127
	$43,519	$40,573	$25,738

A summary of the contractual maturities of time deposits at December 31, 2025 is as follows:

(In Thousands)
Within one year	$891,639
More than one to two years	37,500
More than two to three years	2,997
More than three to four years	287
More than four through five years	223
$932,646

We held related party deposits of $25.5 million at December 31, 2025 and $11.3 million at  December 31, 2024.

7)	Borrowings

Borrowings consist of the following:

	December 31, 2025		December 31, 2024
Category	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances
FHLB short-term advances	$216,084	3.69%	$293,553	4.41%
FHLB long-term advances maturing 2027	50,000	1.73%	80,000	2.39%
FHLB long-term advances maturing 2028	40,000	3.38%	-	-
FHLB long-term advances maturing 2029	60,000	3.48%	70,000	3.46%
FHLB long-term advances maturing 2030	40,000	3.21%	-	-
Total FHLB advances	406,084	3.34%	443,553	3.89%
Repurchase agreements	6,174	6.68%	2,966	7.49%
Total borrowings	$412,258	3.39%	$446,519	3.92%

The short-term repurchase agreement represents the outstanding portion of a total $50.0 million commitment with one unrelated bank.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $6.2 million balance at December 31, 2025 and a $3.0 million balance at December 31, 2024.

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

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank of Chicago (FHLBC) as collateral for outstanding advances. The Company’s borrowings at the FHLBC are limited to 76% of the carrying value of unencumbered one- to four-family mortgage loans, 62% of the carrying value of home equity loans and 73% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $19.8 million at December 31, 2025 and $20.3 million at December 31, 2024. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of December 31, 2025, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios as of December 31, 2025 and 2024 are presented in the table below:

	December 31, 2025
					Minimum Capital		To Be Well-Capitalized
			For Capital		Adequacy with		Under Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	379,102	21.13%	143,550	8.00%	188,410	10.50%	N/A	N/A
Waterstone Bank	367,517	20.49%	143,526	8.00%	188,377	10.50%	179,407	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,884	20.11%	107,662	6.00%	152,522	8.50%	N/A	N/A
Waterstone Bank	349,299	19.47%	107,644	6.00%	152,495	8.50%	143,525	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,884	20.11%	80,747	4.50%	125,606	7.00%	N/A	N/A
Waterstone Bank	349,299	19.47%	80,733	4.50%	125,585	7.00%	116,614	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	360,884	15.94%	90,580	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	349,299	15.43%	90,550	4.00%	N/A	N/A	113,191	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	349,299	15.46%	135,550	6.00%	N/A	N/A	N/A	N/A

	December 31, 2024
	(Dollars In Thousands)

Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	376,624	20.90%	144,162	8.00%	189,213	10.50%	N/A	N/A
Waterstone Bank	365,634	20.29%	144,167	8.00%	189,220	10.50%	180,209	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	357,135	19.81%	108,168	6.00%	153,238	8.50%	N/A	N/A
Waterstone Bank	346,145	19.21%	108,126	6.00%	153,178	8.50%	144,168	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	357,135	19.81%	81,126	4.50%	126,196	7.00%	N/A	N/A
Waterstone Bank	346,145	19.21%	81,094	4.50%	126,147	7.00%	117,136	6.50%
Tier I Capital (to average assets)
Consolidated Waterstone Financial, Inc.	357,135	16.04%	89,061	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	346,145	15.55%	89,041	4.00%	N/A	N/A	111,301	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	346,145	15.68%	132,453	6.00%	N/A	N/A	N/A	N/A

9)	Stock Based Compensation

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

A total of 750,000 stock options and 500,000 restricted shares were approved for award.  A total of 619,000 stock options and 346,612 restricted stock were available to be issued as of December 31, 2025.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of Waterstone Financial, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the years ended December 31, 2025 and 2024.

	2025		2024
	Minimum	Maximum	Minimum	Maximum
Dividend yield	4.22%	4.48%	2.99%	5.19%
Risk-free interest rate	3.99%	4.12%	3.58%	4.63%
Expected volatility	28.25%	29.26%	26.67%	27.81%
Weighted average expected life	5.5	5.7	5.1	5.7
Weighted average per share value of options	2.71	2.93	2.01	2.99

The Company's policy is to adjust compensation expense at the time of actual stock grant forfeiture.

A summary of the Company’s stock option activity for the years ended December 31, 2025, 2024 and 2023 is presented below.

			Weighted Average	Aggregate
		Weighted Average	Years Remaining in	Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000's)
Outstanding December 31, 2022	555,619	$14.35	3.41	$1,708
Options exercisable at December 31, 2022	409,119	13.76	2.59	$1,408

Granted	40,000	14.20		$15
Exercised	(64,219)	12.75		93
Forfeited	(21,000)	19.24		-
Outstanding December 31, 2023	510,400	14.34	3.17	$473
Options exercisable at December 31, 2023	425,400	13.92	2.08	$454

Granted	55,000	12.66		$63
Exercised	(129,868)	12.79		85
Forfeited	(15,000)	13.66		11
Outstanding December 31, 2024	420,532	14.62	3.48	$188
Options exercisable at December 31, 2024	325,190	14.51	2.02	$141

Granted	15,000	13.58		$45
Exercised	(187,632)	12.81		226
Forfeited	(33,900)	14.95		42
Outstanding December 31, 2025	214,000	16.07	5.15	$102
Options exercisable at December 31, 2025	156,000	16.49	4.16	$9

The following table summarizes information about the Company's stock options outstanding at December 31, 2025.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price	Remaining Life (Years)
Range of Exercise Prices:
$0.01 - $10.00	-	$-	-	-	$-	-
$10.01 - $15.00	89,000	13.26	6.92	49,000	13.07	5.68
$15.01 - $20.00	115,000	17.80	3.71	99,000	17.81	3.26
Over $20.01	10,000	21.27	5.90	8,000	21.27	5.90
Total	214,000	$16.07	5.15	156,000	$16.49	4.16

The following table summarizes information about the Company’s nonvested stock option activity for the years ended December 31, 2025 and 2024:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2023	85,000	$2.17
Granted	55,000	2.33
Vested	(30,658)	2.21
Forfeited	(14,000)	2.20
Nonvested at December 31, 2024	95,342	2.35

Nonvested at December 31, 2024	95,342	2.35
Granted	15,000	2.76
Vested	(32,342)	2.16
Forfeited	(20,000)	2.48
Nonvested at December 31, 2025	58,000	2.42

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  Expense for the stock options granted of $124,000, $75,000 and $107,000 was recognized during the years ended December 31, 2025, 2024 and 2023, respectively.  At December 31, 2025, the Company had $122,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 35 months.

The following table summarizes information about the Company’s restricted stock shares activity for the years ended December 31, 2025 and 2024:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Nonvested at December 31, 2023	65,793	$18.56
Granted	69,302	7.07
Vested	(38,231)	16.69
Forfeited	(2,005)	20.75
Nonvested at December 31, 2024	94,859	14.72

Nonvested at December 31, 2024	94,859	14.72
Granted	35,387	13.86
Vested	(4,622)	13.85
Forfeited	(17,665)	19.43
Nonvested at December 31, 2025	107,959	11.25

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  Expense for the restricted stock awards of $172,000, $240,000 and $170,000 was recorded for the years ended December 31, 2025, 2024 and 2023, respectively.  At December 31, 2025, the Company had $371,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 24 months.

10)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank’s plan.  Waterstone Mortgage employees over 18 years of age are eligible to participate in its plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made matching contributions of $787,000, $962,000 , and $1.0 million to the plans during the years ended December 31, 2025, 2024 and 2023, respectively.

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

During the year ended December 31, 2005, the Plan borrowed $8.5 million from the Company and purchased 835,610 shares of common stock of the Company in the open market. During the year ended December 31, 2014, the Plan borrowed an additional $23.8 million from the Company, refinanced the remaining 83,561 shares (related to the 2005 Plan purchase), and purchased an additional 2,024,000 shares of common stock of the Company in the open market.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-twentieth of the total 2,107,561 shares are scheduled to be released annually as shares are earned over a period of 20 years, beginning with the period ended December 31, 2014.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as “Unearned ESOP shares” in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $1.5 million, $1.4 million and $1.5 million, respectively, for the years ended December 31, 2025, 2024 and 2023.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, 2025 and 2024 is as follows:

	2025	2024
Beginning ESOP shares	948,403	1,053,781
Shares committed to be released	(105,378)	(105,378)
Unreleased shares	843,025	948,403
Fair value of unreleased shares (in millions)	$14.0	$12.7

12)	Income Taxes

The provision for income taxes for the year ended December 31, 2025, 2024 and 2023 consists of the following:

	Years ended December 31,
	2025	2024	2023
	(In Thousands)
Current:
Federal	$5,478	$3,866	$2,274
State	851	(49)	456
	6,329	3,817	2,730
Deferred:
Federal	737	215	(523)
State	(23)	765	(550)
	714	980	(1,073)
Valuation Allowance:
Available for sale securities, net	-	517	-
Total	$7,043	$5,314	$1,657

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2025, 2024 and 2023 as follows:

	Years ended December 31,
	2025		2024		2023
	(Dollars in Thousands)
	Balance	Rate	Balance	Rate	Balance	Rate
Income before income taxes	$33,445		$24,002		$11,032
Tax at Federal statutory rate (21%)	7,023	21.0%	5,040	21.0%	2,317	21.0%
Add (deduct) effect of:
State income taxes net of Federal income tax expense (benefit)(1)	654	2.0	1,083	4.5	(74)	(0.7)
Cash surrender value of life insurance	(538)	(1.6)	(413)	(1.7)	(359)	(3.3)
Non-deductible ESOP and stock option expense	85	0.3	65	0.3	73	0.7
Tax-exempt interest income	(281)	(0.8)	(245)	(1.0)	(205)	(1.9)
Non-deductible compensation	-	-	-	-	87	0.8
Death benefit on bank owned life insurance	-	-	(57)	(0.2)	(8)	(0.1)
Stock compensation	58	0.2	(32)	(0.1)	-	-
ESOP dividends	(126)	(0.4)	(126)	(0.5)	(168)	(1.5)
Other	168	0.5	(1)	(0.0)	(6)	(0.1)
Income tax provision/effective tax rate	$7,043	21.1	$5,314	22.1	$1,657	15.0

(1) In 2025, state and local income taxes in New Mexico, Minnesota, Illinois, and Idaho comprised greater than 50% of the tax effect in this category. In 2024, state and local income taxes in New Mexico and Minnesota comprised greater than 50% of the tax effect in this category. In 2023, state and local income taxes in Wisconsin.

The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In Thousands)
Gross deferred tax assets:
Depreciation	$1,165	$1,080
Restricted stock and stock options	55	137
Allowance for credit losses	4,381	4,480
Allowance for unfunded commitments	185	305
Repurchase reserve for loans sold	269	335
Interest recognized for tax but not books	32	98
State net operating loss	1,672	1,368
Real estate owned	-	11
Lease liability	933	955
Unrealized loss on securities available for sale, net	3,851	5,798
Valuation allowance - available for sale securities	(401)	(517)
Valuation allowance - other temporary differences	(2,043)	(1,867)
Other	76	384
Total gross deferred tax assets	10,175	12,567
Gross deferred tax liabilities:
Mortgage servicing rights	(271)	(191)
Lease Asset	(951)	(968)
Deferred loan fees	(556)	(466)
Deferred liabilities	(1,778)	(1,625)
Net deferred tax assets	$8,397	$10,942

The Company had a state net operating loss carry forward of $23.9 million at December 31, 2025. The Company has no capital loss carryforwards as of December 31, 2025. For the year ended December 31, 2025, income tax expense was impacted by a change in Wisconsin state income taxes. On March 18, 2024, the State of Wisconsin Department of Revenue issued an emergency ruling with additional details of the law. This publication enabled us to estimate the impact on our Wisconsin state income tax expense.  The impact moving forward should result in no Wisconsin state income taxes being expensed, resulting in a lower estimated effective tax rate.

A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized.  The Company had a deferred tax asset of $1.7 million and $1.4 million related to the state operating loss carry forward as of December 31, 2025 and 2024, and there were valuation allowances of $1.5 million and $1.3 million recorded against it.

The income tax payments for the years ended December 31, 2025, 2024 and 2023 as follows:

	Years ended December 31,
	2025	2024	2023
	(Dollars in Thousands)
Income taxes paid:
U.S. federal	4,720	3,270	1,000
U.S. state and local
Wisconsin	20	(735)	-
All other states	273	(146)	169
Total income taxes paid	5,013	2,389	1,169

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for credit losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2025 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and combined state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to federal tax examinations for the years before 2022. The years open to examination by state and local government authorities varies by jurisdiction.

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

	December 31,
	2025	2024
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans (1)	$12,736	$19,052
Commitments to extend credit under home equity lines of credit	10,520	11,531
Unused portion of construction loans	44,578	72,753
Unused portion of business lines of credit	13,966	15,061
Standby letters of credit	1,827	399

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2025 and 2024. See Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions that is reported as a component of other liabilities on the Company's consolidated statement of financial condition totaled $1.0 million as of December 31, 2025 and $1.3 million as of  December 31, 2024.

In the normal course of business, the Company, or its subsidiaries are involved in various legal proceedings.   The outcomes of these actions are not predictable, but we do not believe that the ultimate resolution of any pending or threatened actions of these types will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources. The Company intends to continue to vigorously defend its interests in these matters and pursue all possible legal defenses against the claims.  In relation to various legal matters, we had no accrued legal liability balance as of December 31, 2025, and $1.3 million included within accrued liabilities on the consolidated balance sheet as of December 31, 2024.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

December 31, 2025		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Forward commitments	$118.6	Prepaid expenses and Other assets	$-	Other liabilities	$0.2
Interest rate locks	92.9	Prepaid expenses and Other assets	0.6	Other liabilities	-
Interest rate swaps	156.6	Prepaid expenses and Other assets	7.7	Other liabilities	7.7

December 31, 2024		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Forward commitments	$171.6	Prepaid expenses and Other assets	$0.6	Other liabilities	$-
Interest rate locks	136.2	Prepaid expenses and Other assets	0.3	Other liabilities	-
Interest rate swaps	140.4	Prepaid expenses and Other assets	12.6	Other liabilities	12.6

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

The back-to-back swaps mature in August 2026 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of December 31, 2025 and December 31, 2024, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon SOFR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of December 31, 2025 and December 31, 2024.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no collateral at  December 31, 2025 and  December 31, 2024.

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

The following table presents information about our assets and liabilities recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$10,113	$-	$10,113	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	152,309	-	152,309	-
Private-label issued	5,519	-	5,519	-
Municipal securities	54,107	-	54,107	-
Other debt securities	8,800	-	8,800	-
Loans held for sale	145,057	-	145,057	-
Mortgage banking derivative assets	650	-	-	650
Interest rate swap assets	7,660	-	7,660	-
Liabilities
Mortgage banking derivative liabilities	251	-	-	251
Interest rate swap liabilities	7,660	-	7,660	-

		Fair Value Measurements Using
	December 31, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$9,611	$-	$9,611	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	131,736	-	131,736	-
Private-label issued	6,400	-	6,400	-
Government sponsored enterprise bonds	2,440	-	2,440	-
Municipal securities	47,076	-	47,076	-
Other debt securities	11,286	-	11,286	-
Loans held for sale	135,909	-	135,909	-
Mortgage banking derivative assets	897	-	-	897
Interest rate swap assets	12,575	-	12,575	-
Liabilities
Mortgage banking derivative liabilities	46	-	-	46
Interest rate swap liabilities	12,575	-	12,575	-

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

Mortgage banking derivatives, net
(In Thousands)
Balance at December 31, 2023	$(30)

Mortgage derivative gain, net	881
Balance at December 31, 2024	851

Mortgage derivative loss, net	(452)
Balance at December 31, 2025	$399

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about the Company's assets recorded in the consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$424	$-	$-	$424

		Fair Value Measurements Using
	December 31, 2024	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$505	$-	$-	$505

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant Unobservable Input Value
	December 31,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2025	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$399	Pricing models	Pull through rate	69.1%	99.6%	87.6%
Real estate owned	424	Market approach	Discount rates applied to appraisals	14.1%	57.1%	32.3%

	December 31, 2024
Mortgage banking derivatives	$851	Pricing models	Pull through rate	13.7%	100.0%	66.3%
Real estate owned	505	Market approach	Discount rates applied to appraisals	32.4%	96.9%	79.6%

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025					December 31, 2024
	Carrying					Carrying
	amount	Fair Value				amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$71,107	$71,107	$71,107	$-	$-	$39,761	$39,761	$39,761	$-	$-
Loans receivable	1,675,552	1,632,248	-	-	1,632,248	1,680,576	1,603,437	-	-	1,603,437
FHLB stock	19,804	19,804	19,804	-	-	20,295	20,295	20,295	-	-
Accrued interest receivable	8,331	8,331	8,331	-	-	7,853	7,853	7,853	-	-
Mortgage servicing rights	1,030	1,294	-	-	1,294	732	807	-	-	807

Financial Liabilities
Deposits	1,437,272	1,436,939	504,626	932,313	-	1,359,897	1,359,381	454,358	905,023	-
Advance payments by borrowers for taxes	2,996	2,996	2,996	-	-	5,630	5,630	5,630	-	-
Borrowings	412,258	408,434	-	408,434	-	446,519	439,455	-	439,455	-
Accrued interest payable	3,558	3,558	3,558	-	-	3,340	3,340	3,340	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit was not material at December 31, 2025 and December 31, 2024.

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

There were 173,000, 203,000, and 197,000 antidilutive shares of common stock (where the exercise price exceeds the average price of common stock for the period) for the years ended  December 31, 2025, 2024, and 2023, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	For the year ended December 31,
	2025	2024	2023
	(In Thousands, except for per share amounts)
Net income	$26,402	$18,688	$9,375

Weighted average shares outstanding	17,837	18,556	20,158
Effect of dilutive potential common shares	30	33	38
Diluted weighted average shares outstanding	$17,867	$18,589	$20,196

Basic income per share	$1.48	$1.01	$0.47
Diluted income per share	$1.48	$1.01	$0.46

17)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2025	2024
	(In Thousands)
Assets
Cash and cash equivalents	$14,313	$13,873
Investment in subsidiaries	337,806	328,145
Other assets	306	294
Total assets	$352,425	$342,312

Liabilities and shareholders' equity
Liabilities:
Other liabilities	3,033	3,177
Shareholders' equity
Preferred Stock (par value $.01 per share), Authorized - 50,000,000 shares in 2025 and 2024, no shares issued	-	-
Common stock (par value $.01 per share) Authorized - 100,000,000 shares at December 31, 2025 and at December 31, 2024, Issued and Outstanding - 18,359,717 at December 31, 2025 and 19,343,251 at December 31, 2024	184	193
Additional paid-in-capital	78,014	91,214
Retained earnings	292,957	277,196
Unearned ESOP shares	(9,496)	(10,682)
Accumulated other comprehensive loss, net of taxes	(12,267)	(18,786)
Total shareholders' equity	349,392	339,135
Total liabilities and shareholders' equity	$352,425	$342,312

Statements of Operations

	For the year ended December 31,
	2025	2024	2023
	(In Thousands)

Interest income	$956	$1,105	$1,212
Equity in income of subsidiaries	26,174	18,347	8,964
Other Income	9	-	-
Total income	27,139	19,452	10,176

Professional fees	$17	28	38
Other expense	655	640	631
Total expense	672	668	669
Income before income tax expense	26,467	18,784	9,507
Income tax expense	65	96	132
Net income	$26,402	$18,688	$9,375

Statements of Cash Flows

	For the year ended December 31,
	2025	2024	2023
	(In Thousands)
Cash flows from operating activities
Net income	$26,402	$18,688	$9,375
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned ESOP	1,484	1,420	1,461
Stock based compensation	297	316	277
Equity in income of subsidiaries	(26,174)	(18,347)	(8,964)
Change in other assets and liabilities	(326)	(424)	(59)
Net cash provided by operating activities	1,683	1,653	2,090

Net cash used in investing activities	-	-	-

Dividends received from subsidiary	23,329	8,705	14,754
Cash dividends on common stock	(10,768)	(11,268)	(15,363)
Proceeds from stock option exercises	2,405	1,662	820
Purchase of common stock returned to authorized but unissued	(16,209)	(14,915)	(26,032)
Net cash used in financing activities	(1,243)	(15,816)	(25,821)
Net increase (decrease) in cash	440	(14,163)	(23,731)
Cash and cash equivalents at beginning of year	13,873	28,036	51,767
Cash and cash equivalents at end of year	$14,313	$13,873	$28,036

18)	Segment Reporting

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

	As of or for the Year ended December 31, 2025
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$56,181	$513	$40	$56,734
Provision (credit) for credit losses	(1,331)	(63)	-	(1,394)
Net interest income after provision for credit losses	57,512	576	40	58,128

Noninterest income	5,698	79,531	(42)	85,187

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,921	59,571	(873)	79,619
Occupancy, office furniture and equipment	3,929	3,265	-	7,194
Advertising	853	2,024	-	2,877
Data processing	2,992	1,945	4	4,941
Communications	410	563	-	973
Professional fees	928	1,889	18	2,835
Real estate owned	(312)	-	-	(312)
Loan processing expense	-	2,996	-	2,996
Other	2,309	5,838	600	8,747
Total noninterest expenses	32,030	78,091	(251)	109,870
Income before income taxes	31,180	2,016	249	33,445
Income taxes	6,408	569	66	7,043
Net income	$24,772	$1,447	$183	$26,402

Total assets	$2,503,180	$179,845	$(423,518)	$2,259,507

	As of or for the Year ended December 31, 2024
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$47,968	$(1,945)	$145	$46,168
Provision for credit losses	(145)	(23)	-	(168)
Net interest income after provision for credit losses	48,113	(1,922)	145	46,336

Noninterest income	5,303	84,250	(251)	89,302

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,685	61,353	(960)	81,078
Occupancy, office furniture and equipment	3,712	3,861	-	7,573
Advertising	918	2,636	-	3,554
Data processing	2,791	2,169	18	4,978
Communications	306	616	-	922
Professional fees	771	2,385	28	3,184
Real estate owned	26	-	-	26
Loan processing expense	-	3,090	-	3,090
Other	2,528	4,333	370	7,231
Total noninterest expenses	31,737	80,443	(544)	111,636
Income before income taxes	21,679	1,885	438	24,002
Income taxes	4,697	521	96	5,314
Net income	$16,982	$1,364	$342	$18,688

Total assets	$2,441,677	$177,875	$(409,944)	$2,209,608

	As of or for the Year ended December 31, 2023
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$51,733	$(1,821)	$303	$50,215
Provision for credit losses	441	215	-	656
Net interest income after provision for credit losses	51,292	(2,036)	303	49,559

Noninterest income	4,387	78,472	(1,674)	81,185

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	19,866	65,095	(865)	84,096
Occupancy, office furniture and equipment	3,672	4,651	-	8,323
Advertising	977	2,802	-	3,779
Data processing	2,501	2,130	22	4,653
Communications	295	693	-	988
Professional fees	726	1,922	38	2,686
Real estate owned	4	-	-	4
Loan processing expense	-	3,428	-	3,428
Other	3,868	8,953	(1,066)	11,755
Total noninterest expenses	31,909	89,674	(1,871)	119,712
Income (loss) before income taxes (benefit)	23,770	(13,238)	500	11,032
Income taxes (benefit)	5,137	(3,612)	132	1,657
Net income (loss)	$18,633	$(9,626)	$368	$9,375

Total assets	$2,178,488	$206,452	$(171,551)	$2,213,389

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 is effective.

Forvis Mazars, LLP, the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2025.  The audit report by Forvis Mazars, LLP is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B.       Other Information

None

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

The information in the Company’s definitive Proxy Statement, prepared for the 2026 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Proposal 1 - Election of Directors” and compliance with Section 16 reporting requirements under the caption “Delinquent Section 16(a) Reports” and information concerning corporate governance under the caption “Other Board and Corporate Governance Matters” and "Board Meetings and Committees," is incorporated herein by reference.

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

Executive Officers of the Registrant

The table below sets forth certain information regarding the persons who have been determined, by our board of directors, to be executive officers of the Company as of December 31, 2025. The executive officers of the Company are elected annually and hold office until their respective successors have been elected or until death, resignation, retirement or removal by the Board of directors.

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
William F. Bruss, 56	Chief Executive Officer, General Counsel, President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Mark R. Gerke, 51	Chief Financial Officer and Executive Vice President of Waterstone Financial and of WaterStone Bank	2016
Jeff McGuiness, 60	Chief Executive Officer and President of Waterstone Mortgage Corporation	2020
Julie A. Glynn, 62	Senior Vice President and Director of Retail Banking of WaterStone Bank	2018
Ryan Gordon, 39	Chief Credit Officer of WaterStone Bank	2020

*	Excluding directorships and excluding positions with Bank subsidiary that do not constitute a substantial part of the officers’ duties.

Item 11.      Executive Compensation

The information in the Company’s definitive Proxy Statement, prepared for the 2026 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report,” is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company’s definitive Proxy Statement, prepared for the 2026 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Beneficial Ownership of Common Stock,” is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2025 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2020 Omnibus Incentive Plan	236,959	(1)	$8.41	965,612

(1)

Consists of 129,000 shares reserved for grants of stock options and 107,959 shares reserved for grants of restricted stock.  On December 31, 2025, 129,000 options were outstanding with a weighted average exercise price of $15.45 of which 71,000 were exercisable as of that date.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information in the Company’s definitive Proxy Statement, prepared for the 2026 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Transactions with Certain Related Parties,” and “Board Meetings and Committees,” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company’s definitive Proxy Statement, prepared for the 2026 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Ratification of the Appointment of Our Independent Registered Public Accounting Firm,” is incorporated herein by reference.

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

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Report of FORVIS LLP, Independent Registered Public Accounting Firm, on consolidated financial statements. (PCAOB ID 686)

Consolidated Statements of Financial Condition – December 31, 2025 and 2024.

Consolidated Statements of Operations – Years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Comprehensive Income  – Years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Cash Flows – Years ended December 31, 2025, 2024 and 2023.

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

(“Waterstone Financial” or the “Company”)

Commission File No. 000-51507

EXHIBIT INDEX

TO

2025 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2025:

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
February 26, 2026

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

Signature and Title

/s/ William F. Bruss	/s/ Patrick S. Lawton
William F. Bruss,	Patrick S. Lawton, Chairman and Director
Chief Executive Officer and Director
(Principal Executive Officer)	/s/ Ellen S. Bartel
Ellen S. Bartel, Director
/s/ Mark R. Gerke
Mark R. Gerke	/s/ Douglas S. Gordon
Chief Financial Officer	Douglas S. Gordon, Director
(Principal Financial & Accounting Officer)
/s/ Molly A. Mulroy
Molly A. Mulroy, Director

/s/ Laura E. Piotrowski
Laura E. Piotrowski, Director

/s/ Stephen J. Schmidt
Stephen J. Schmidt, Director

/s/ Derek L. Tyus
Derek L. Tyus, Director

*Each of the above signatures is affixed as of February 26, 2026.