Form 10-Q
period 2026-03-31
Waterstone Financial, Inc.
filed 2026-05-07
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 18,053,082 at April 30, 2026.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2026	December 31, 2025
	(In Thousands, except share and per share data)
Assets
Cash	$38,759	$63,560
Federal funds sold	5,598	7,255
Interest-earning deposits in other financial institutions and other short term investments	296	292
Cash and cash equivalents	44,653	71,107
Securities available for sale, at fair value (cost: 2026—$254,061; 2025—$246,579)	237,024	230,848
Loans held for sale, at fair value	144,350	145,057
Loans receivable	1,684,312	1,675,552
Less: Allowance for credit losses ("ACL") - loans	17,709	17,478
Loans receivable, net	1,666,603	1,658,074

Office properties and equipment, net	19,273	18,855
Federal Home Loan Bank stock, at cost	18,760	19,804
Cash surrender value of life insurance	77,902	77,353
Real estate owned, net	318	424
Prepaid expenses and other assets	42,335	37,985
Total assets	$2,251,218	$2,259,507

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$181,758	$175,595
Money market and savings deposits	342,527	329,031
Time deposits	914,502	932,646
Total deposits	1,438,787	1,437,272

Borrowings	413,034	412,258
Advance payments by borrowers for taxes	11,128	2,996
Other liabilities	40,058	57,589
Total liabilities	1,903,007	1,910,115
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock (par value $.01 per share) authorized - 50,000,000 shares at March 31, 2026 and at December 31, 2025, no shares issued	-	-
Common stock (par value $.01 per share) authorized - 100,000,000 shares at March 31, 2026 and at December 31, 2025, issued and outstanding - 18,145,996 at March 31, 2026 and 18,359,717 at December 31, 2025	182	184
Additional paid-in capital	74,488	78,014
Retained earnings	296,027	292,957
Unearned ESOP shares	(9,199)	(9,496)
Accumulated other comprehensive loss, net of taxes	(13,287)	(12,267)
Total shareholders’ equity	348,211	349,392
Total liabilities and shareholders’ equity	$2,251,218	$2,259,507

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2026	2025
	(In Thousands, except per share amounts)

Interest income:
Loans	$25,951	$25,078
Mortgage-related securities	1,454	1,191
Debt securities, federal funds sold and short-term investments	1,610	1,486
Total interest income	29,015	27,755
Interest expense:
Deposits	10,373	11,332
Borrowings	3,179	3,847
Total interest expense	13,552	15,179
Net interest income	15,463	12,576
Provision (credit) for credit losses	264	(558)
Net interest income after provision (credit) for credit losses	15,199	13,134
Noninterest income:
Service charges on loans and deposits	374	593
Increase in cash surrender value of life insurance	549	481
Mortgage banking income	18,950	15,728
Other	355	295
Total noninterest income	20,228	17,097
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	19,842	17,047
Occupancy, office furniture, and equipment	1,966	1,929
Advertising	617	723
Data processing	1,258	1,212
Communications	258	235
Professional fees	383	1,736
Real estate owned	2	(10)
Loan processing expense	1,029	920
Other	2,520	2,558
Total noninterest expenses	27,875	26,350
Income before income taxes	7,552	3,881
Income tax expense	1,555	845
Net income	$5,997	$3,036
Income per share:
Basic	$0.35	$0.17
Diluted	$0.34	$0.17
Weighted average shares outstanding:
Basic	17,373	18,267
Diluted	17,430	18,280

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2026	2025
	(In Thousands)
Net income	$5,997	$3,036

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $286 and ($659), respectively	(1,020)	2,348
Total other comprehensive (loss) income	(1,020)	2,348
Comprehensive income	$4,977	$5,384

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the three months ended March 31, 2025
Balances at December 31, 2024	19,343	$193	$91,214	$277,196	$(10,682)	$(18,786)	$339,135

Comprehensive income:
Net income	-	-	-	3,036	-	-	3,036
Other comprehensive income	-	-	-	-	-	2,348	2,348
Total comprehensive income							5,384

ESOP shares committed to be released to plan participants	-	-	114	-	296	-	410
Cash dividend, $0.15 per share	-	-	-	(2,711)	-	-	(2,711)
Stock compensation activity, net of tax	175	2	2,231	-	-	-	2,233
Stock compensation expense	-	-	82	-	-	-	82
Purchase of common stock returned to authorized but unissued	(237)	(2)	(3,171)	-	-	-	(3,173)
Balances at March 31, 2025	19,281	$193	$90,470	$277,521	$(10,386)	$(16,438)	$341,360

For the three months ended March 31, 2026
Balances at December 31, 2025	18,360	$184	$78,014	$292,957	$(9,496)	$(12,267)	$349,392

Comprehensive income:
Net income	-	-	-	5,997	-	-	5,997
Other comprehensive loss	-	-	-	-	-	(1,020)	(1,020)
Total comprehensive income							4,977

ESOP shares committed to be released to plan participants	-	-	172	-	297	-	469
Cash dividend, $0.17 per share	-	-	-	(2,927)	-	-	(2,927)
Stock compensation activity, net of tax	33	-	548	-	-	-	548
Stock compensation expense	-	-	147	-	-	-	147
Purchase of common stock returned to authorized but unissued	(247)	(2)	(4,393)	-	-	-	(4,395)
Balances at March 31, 2026	18,146	$182	$74,488	$296,027	$(9,199)	$(13,287)	$348,211

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2026	2025
	(In Thousands)

Operating activities:
Net income	$5,997	$3,036
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	264	(558)
Depreciation, amortization, accretion	917	711
Deferred taxes	(367)	98
Stock based compensation	147	82
Origination of mortgage servicing rights	(58)	(148)
Gain on sale of loans held for sale	(18,676)	(15,587)
Loans originated for sale	(505,468)	(387,729)
Proceeds on sales of loans originated for sale	524,853	422,935
(Increase) decrease in accrued interest receivable	3	(78)
Increase in cash surrender value of life insurance	(549)	(481)
(Increase) decrease in derivative assets	(1,246)	2,331
Increase in accrued interest on deposits and borrowings	674	999
Increase in accrued taxes	1,917	747
Decrease (increase) in derivative liabilities	327	(2,075)
(Increase) decrease in other assets	(4,313)	1,194
(Decrease) increase in other liabilities	(5,069)	1,266
Net cash (used in) provided by operating activities	(647)	26,743

Investing activities:
Net (increase) decrease in loans receivable	(8,749)	17,069
Purchases of:
Debt securities	(5,224)	-
Mortgage related securities	(8,619)	(10,187)
FHLB stock	(1,329)	-
Premises and equipment	(991)	(265)
Proceeds from:
Principal repayments on mortgage-related securities	6,471	5,716
Maturities of debt securities	120	2,580
Sales of FHLB Stock	2,373	1,944
Net cash (used in) provided by investing activities	(15,948)	16,857

Financing activities:
Net increase in deposits	1,515	21,303
Net change in short-term borrowings	(52,196)	(90,665)
Repayment of long-term debt	(30,000)	(40,000)
Proceeds from long-term debt	82,972	80,000
Net change in advance payments by borrowers for taxes	(5,663)	(7,027)
Cash dividends on common stock	(2,640)	(2,743)
Purchase of common stock returned to authorized but unissued	(4,395)	(3,173)
Proceeds from stock option exercises	548	2,233
Net cash provided by financing activities	(9,859)	(40,072)
(Decrease) increase in cash and cash equivalents	(26,454)	3,528
Cash and cash equivalents at beginning of period	71,107	39,761
Cash and cash equivalents at end of period	$44,653	$43,289

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$-	$-
Interest payments	14,226	16,178
Noncash activities:
Dividends declared but not paid in other liabilities	3,155	2,962

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2025 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three months ended March 31, 2026 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2026
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$11,107	$3	$(1,275)	$9,835
Collateralized mortgage obligations:
Government sponsored enterprise issued	168,590	180	(14,794)	153,976
Private-label issued	5,798	-	(519)	5,279
Mortgage-related securities	185,495	183	(16,588)	169,090

Municipal securities	58,566	893	(983)	58,476
Other debt securities	10,000	-	(542)	9,458
Debt securities	68,566	893	(1,525)	67,934
Total	$254,061	$1,076	$(18,113)	$237,024

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$11,350	$13	$(1,250)	$10,113
Collateralized mortgage obligations
Government sponsored enterprise issued	165,771	533	(13,995)	152,309
Private-label issued	6,032	-	(513)	5,519
Mortgage related securities	183,153	546	(15,758)	167,941

Municipal securities	53,426	1,332	(651)	54,107
Other debt securities	10,000	-	(1,200)	8,800
Debt securities	63,426	1,332	(1,851)	62,907
Total	$246,579	$1,878	$(17,609)	$230,848

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At March 31, 2026, $47,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At  December 31, 2025, $59,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2026 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$2,825	$2,858
Due after one year through five years	12,655	12,196
Due after five years through ten years	22,819	22,240
Due after ten years	30,267	30,640
Mortgage-related securities	185,495	169,090
Total	$254,061	$237,024

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2026
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$195	$3	$8,078	$1,272	$8,273	$1,275
Collateralized mortgage obligations:
Government sponsored enterprise issued	31,435	306	85,848	14,488	117,283	14,794
Private-label issued	848	10	4,430	509	5,278	519
Municipal securities	12,257	201	4,271	782	16,528	983
Other debt securities	-	-	9,458	542	9,458	542
Total	$44,735	$520	$112,085	$17,593	$156,820	$18,113

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$-	$-	$8,330	$1,250	$8,330	$1,250
Collateralized mortgage obligations:
Government sponsored enterprise issued	12,355	33	89,205	13,962	101,560	13,995
Private-label issued	859	11	4,660	502	5,519	513
Municipal securities	752	8	4,912	643	5,664	651
Other debt securities	-	-	8,800	1,200	8,800	1,200
Total	$13,966	$52	$115,907	$17,557	$129,873	$17,609

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 169 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2026 and December 31, 2025, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three months ended March 31, 2026 and March 31, 2025, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$471,890	$486,072
Multi-family	769,927	758,409
Home equity	12,970	13,213
Construction and land	66,032	56,340
Commercial real estate	328,808	327,346
Consumer	718	801
Commercial loans	33,967	33,371
Total	$1,684,312	$1,675,552

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

Qualifying loans receivable totaling $1.24 billion and $1.27 billion at March 31, 2026 and December 31, 2025, respectively, were pledged as collateral against $406.9 million and $406.1 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at March 31, 2026 and December 31, 2025.

An analysis of past due loans receivable as of March 31, 2026 and December 31, 2025 follows:

	As of March 31, 2026
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$2,682	$600	$5,437	$8,719	$463,171	$471,890
Multi-family	176	-	239	415	769,512	769,927
Home equity	32	-	-	32	12,938	12,970
Construction and land	-	-	-	-	66,032	66,032
Commercial real estate	468	-	-	468	328,340	328,808
Consumer	-	-	-	-	718	718
Commercial loans	147	-	-	147	33,820	33,967
Total	$3,505	$600	$5,676	$9,781	$1,674,531	$1,684,312

	As of December 31, 2025
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$6,072	$2,327	$4,832	$13,231	$472,841	$486,072
Multi-family	240	-	-	240	758,169	758,409
Home equity	706	-	-	706	12,507	13,213
Construction and land	-	-	-	-	56,340	56,340
Commercial real estate	230	-	-	230	327,116	327,346
Consumer	-	-	-	-	801	801
Commercial loans	-	-	-	-	33,371	33,371
Total	$7,248	$2,327	$4,832	$14,407	$1,661,145	$1,675,552

(1)   Includes $991,000 and $819,000 at March 31, 2026 and December 31, 2025, respectively, which are on non-accrual status.

(2)   Includes $ - and $ - at  March 31, 2026 and December 31, 2025, respectively, which are on non-accrual status.

(3)   Includes $817,000 and $523,000 at  March 31, 2026 and December 31, 2025, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2025:

	One to-Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended March 31, 2026
Balance at beginning of period	$4,916	$6,948	$201	$932	$4,114	$77	$290	$17,478
Provision (credit) for credit losses - loans	(491)	648	(38)	123	(36)	5	9	220
Charge-offs	-	-	-	-	-	(14)	-	(14)
Recoveries	21	3	-	-	-	1	-	25
Balance at end of period	$4,446	$7,599	$163	$1,055	$4,078	$69	$299	$17,709

Three months ended March 31, 2025
Balance at beginning of period	$5,286	$7,079	$212	$1,205	$3,920	$79	$466	$18,247
Provision (credit) for credit losses - loans	(339)	(141)	(19)	(164)	253	19	37	(354)
Charge-offs	-	-	-	-	-	(21)	-	(21)
Recoveries	32	-	-	1	-	-	-	33
Balance at end of period	$4,979	$6,938	$193	$1,042	$4,173	$77	$503	$17,905

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments were $783,000 and $740,000 at  March 31, 2026 and  December 31, 2025, respectively.

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

	Three months ended
	March 31, 2026	March 31, 2025
	(In Thousands)
Provision (credit) for credit losses on:
Loans	$220	$(354)
Unfunded commitments	44	(204)
Investment securities	-	-
Total	$264	$(558)

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

The following tables present collateral dependent loans by portfolio segment as of March 31, 2026 and  December 31, 2025:

	March 31, 2026	December 31, 2025
	(In Thousands)
Collateral dependent loans
Residential real estate:
One- to four-family	$4,820	$4,282
Multi family	177	177
Home equity	14	14
Construction and land	-	-
Commercial real estate	11,215	11,282
Consumer	-	-
Commercial loans	-	-
Total loans receivable	$16,226	$15,755

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of March 31, 2026 and December 31, 2025:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2026
Substandard	$6,936	$415	$14	$-	$11,215	$-	$-	$18,580
Watch	6,630	-	69	-	806	-	1,332	8,837
Pass	458,324	769,512	12,887	66,032	316,787	718	32,635	1,656,895
	$471,890	$769,927	$12,970	$66,032	$328,808	$718	$33,967	$1,684,312

At December 31, 2025
Substandard	$5,861	$177	$14	$-	$11,282	$-	$-	$17,334
Watch	9,831	-	69	-	424	-	1,437	11,761
Pass	470,380	758,232	13,130	56,340	315,640	801	31,934	1,646,457
	$486,072	$758,409	$13,213	$56,340	$327,346	$801	$33,371	$1,675,552

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of March 31, 2026:

	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$7,025	$25,490	$28,627	$150,077	$134,997	$111,531	$577	$458,324
Watch	4,829	149	43	458	455	696	-	6,630
Substandard	2,066	1,339	523	423	445	2,140	-	6,936
Total	13,920	26,978	29,193	150,958	135,897	114,367	577	471,890

Multi-family
Pass	64,619	197,462	39,347	110,114	147,471	209,504	995	$769,512
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	177	-	238	-	415
Total	64,619	197,462	39,347	110,291	147,471	209,742	995	769,927

Home equity
Pass	18	555	346	361	1,518	184	9,905	$12,887
Watch	-	-	-	-	-	-	69	69
Substandard	-	-	-	-	-	14	-	14
Total	18	555	346	361	1,518	198	9,974	12,970

Construction and land
Pass	-	22,736	39,464	3,679	139	14	-	$66,032
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	22,736	39,464	3,679	139	14	-	66,032

Commercial Real Estate
Pass	16,601	57,464	55,332	60,643	40,038	82,772	3,937	$316,787
Watch	-	577	-	229	-	-	-	806
Substandard	6,706	4,509	-	-	-	-	-	11,215
Total	23,307	62,550	55,332	60,872	40,038	82,772	3,937	328,808

Consumer
Pass	-	-	-	-	-	-	718	$718
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	718	718

Commercial
Pass	595	3,823	483	16,271	699	1,492	9,272	$32,635
Watch	-	-	-	-	7	-	1,325	1,332
Substandard	-	-	-	-	-	-	-	-
Total	595	3,823	483	16,271	706	1,492	10,597	33,967

Total Loans	$102,459	$314,104	$164,165	$342,432	$325,769	$408,585	$26,798	$1,684,312

Gross charge-offs	$-	$-	$-	$-	$-	$-	$14	$14

The following table presents total loans by risk categories and year of origination as of December 31, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$26,575	$29,945	$154,904	$138,715	$35,632	$83,320	$1,289	$470,380
Watch	6,261	44	458	1,720	-	1,348	-	9,831
Substandard	2,373	523	1,036	540	-	1,389	-	5,861
Total	35,209	30,512	156,398	140,975	35,632	86,057	1,289	486,072

Multi-family
Pass	199,544	62,973	111,186	149,108	102,220	132,675	526	758,232
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	177	-	-	-	-	177
Total	199,544	62,973	111,363	149,108	102,220	132,675	526	758,409

Home equity
Pass	564	352	368	1,533	67	151	10,095	13,130
Watch	-	-	-	-	-	-	69	69
Substandard	-	-	-	-	14	-	-	14
Total	564	352	368	1,533	81	151	10,164	13,213

Construction and land
Pass	14,937	37,521	3,728	139	-	15	-	56,340
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	14,937	37,521	3,728	139	-	15	-	56,340

Commercial Real Estate
Pass	63,935	56,767	61,258	41,542	53,097	34,788	4,253	315,640
Watch	194	-	230	-	-	-	-	424
Substandard	11,282	-	-	-	-	-	-	11,282
Total	75,411	56,767	61,488	41,542	53,097	34,788	4,253	327,346

Consumer
Pass	-	-	-	-	-	-	801	801
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	801	801

Commercial
Pass	3,972	533	16,407	785	322	1,300	8,615	31,934
Watch	-	-	-	11	-	-	1,426	1,437
Substandard	-	-	-	-	-	-	-	-
Total	3,972	533	16,407	796	322	1,300	10,041	33,371

Total Loans	$329,637	$188,658	$349,752	$334,093	$191,352	$254,986	$27,074	$1,675,552

The following presents data on restructurings of financing receivables whose borrowers are experiencing financial difficulty:

	As of March 31, 2026
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$1,697	4	$1,697	4
Commercial Real Estate	6,706	1	-	-	6,706	1
	$6,706	1	$1,697	4	$8,403	5

	As of December 31, 2025
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$962	2	$962	2
Commercial Real Estate	6,706	1	-	-	6,706	1
	$6,706	1	$962	2	$7,668	3

The following presents restructurings of financing receivables whose borrowers are experiencing financial difficulty by concession type:

	As of March 31, 2026
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Principal forbearance	$8,403	5	$-	-	$8,403	5
	$8,403	5	$-	-	$8,403	5

	As of December 31, 2025
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction	$-	-	$-	-	$-	-
Principal forbearance	7,668	3	-	-	7,668	3
	$7,668	3	$-	-	$7,668	3

There were no financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the three months ended March 31, 2026 and  March 31, 2025.

The following table presents data on non-accrual loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$6,937	$5,861
Multi-family	415	177
Home equity	14	14
Construction and land	-	-
Commercial real estate	118	123
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$7,484	$6,175
Total non-accrual loans to total loans receivable	0.44%	0.37%
Total non-accrual loans to total assets	0.33%	0.27%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $2.5 million and $1.9 million at  March 31, 2026 and  December 31, 2025, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Three months ended March 31,
	2026	2025
	(In Thousands)
Mortgage servicing rights at beginning of the period	$1,030	$732
Additions	58	148
Amortization	(105)	(43)
Sales	-	-
Mortgage servicing rights at end of the period	983	837
Valuation allowance recorded during the period	-	(12)
Mortgage servicing rights at end of the period, net	$983	$825

The unpaid principal balance of loans serviced for others was $117.0 million and $119.0 million at March 31, 2026 and December 31, 2025, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $1.2 million at March 31, 2026 and $1.3 million at  December 31, 2025, respectively.

During the three months ended  March 31, 2026 and March 31, 2025, there were no sales of mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ending December 31:
2026	$179
2027	161
2028	143
2029	125
2030	107
Thereafter	268
Total	$983

Note 5 — Deposits

At March 31, 2026 and December 31, 2025, the aggregate balance of uninsured time deposits of $250,000 or more was $184.3 million and $183.2 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at March 31, 2026 is as follows:

(In Thousands)

Within one year	$859,700
More than one to two years	50,367
More than two to three years	3,917
More than three to four years	268
More than four through five years	250
$914,502

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Bank. Such deposits amounted to $21.6 million and $25.5 million at March 31, 2026 and December 31, 2025, respectively.

Note 6 — Borrowings

Borrowings consist of the following:

	March 31, 2026		December 31, 2025
Category	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances
FHLB short-term advances	$163,919	3.63%	$216,084	3.69%
FHLB long-term advances maturing 2027	102,972	2.52%	50,000	1.73%
FHLB long-term advances maturing 2028	20,000	3.50%	40,000	3.38%
FHLB long-term advances maturing 2029	70,000	3.42%	60,000	3.48%
FHLB long-term advances maturing 2030	30,000	3.27%	40,000	3.21%
FHLB long-term advances maturing 2031	20,000	2.90%	-	-
Total FHLB advances	406,891	3.24%	406,084	3.34%
Repurchase agreements	6,143	6.18%	6,174	6.68%
Total borrowings	$413,034	3.29%	$412,258	3.39%

The short-term repurchase agreement represents the outstanding portion of a total $50.0 million commitment with one unrelated bank as of March 31, 2026.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $6.1 million balance at March 31, 2026 and a $6.2 million balance at December 31, 2025.

The $163.9 million in FHLB short-term advances as of  March 31, 2026 have fixed rates.

The $243.0 million in FHLB long-term advances as of  March 31, 2026 have fixed rates. A total of $140.0 million in FHLB long-term advances have FHLB call options available.

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

At March 31, 2026, the Company had approximately $381.0 million in unused borrowing capacity at the FHLB.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 76% of the carrying value of unencumbered one- to four-family mortgage loans, 62% of the carrying value of multi-family loans and 62% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $18.8 million at March 31, 2026 and $19.8 million at  December 31, 2025, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of March 31, 2026, the Bank was considered well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of March 31, 2026 and December 31, 2025 are presented in the tables below:

	March 31, 2026
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$379,094	20.76%	$146,110	8.00%	$191,770	10.50%	N/A	N/A
Waterstone Bank	369,946	20.26%	146,110	8.00%	191,770	10.50%	182,635	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,602	19.74%	109,580	6.00%	155,240	8.50%	N/A	N/A
Waterstone Bank	351,454	19.24%	109,580	6.00%	155,240	8.50%	146,108	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,602	19.74%	82,190	4.50%	127,840	7.00%	N/A	N/A
Waterstone Bank	351,454	19.24%	82,190	4.50%	127,840	7.00%	118,713	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	360,602	16.26%	88,720	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	351,454	15.85%	88,720	4.00%	N/A	N/A	110,903	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	351,454	15.60%	135,160	6.00%	N/A	N/A	N/A	N/A

	December 31, 2025
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	379,102	21.13%	143,550	8.00%	188,410	10.50%	N/A	N/A
Waterstone Bank	367,517	20.49%	143,526	8.00%	188,377	10.50%	179,407	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,884	20.11%	107,662	6.00%	152,522	8.50%	N/A	N/A
Waterstone Bank	349,299	19.47%	107,644	6.00%	152,495	8.50%	143,525	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,884	20.11%	80,747	4.50%	125,606	7.00%	N/A	N/A
Waterstone Bank	349,299	19.47%	80,733	4.50%	125,585	7.00%	116,614	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	360,884	15.94%	90,580	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	349,299	15.43%	90,550	4.00%	N/A	N/A	113,191	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	349,299	15.46%	135,550	6.00%	N/A	N/A	N/A	N/A

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

	March 31, 2026	December 31, 2025
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$35,981	$12,736
Commitments to extend credit under home equity lines of credit (2)	11,365	10,520
Unused portion of construction loans (3)	34,104	44,578
Unused portion of business lines of credit	13,189	13,966
Standby letters of credit	1,428	1,827

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of  March 31, 2026 and  December 31, 2025. Please see Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $1.1 million as of  March 31, 2026 and $1.0 million as of  December 31, 2025.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

March 31, 2026
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$310.1	Other assets	$0.6	Other liabilities	$0.3
Interest rate locks	179.7	Other assets	1.1	Other liabilities	0.1
Interest rate swaps	155.2	Other assets	7.9	Other liabilities	7.9

December 31, 2025
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$118.6	Other assets	$-	Other liabilities	$0.2
Interest rate locks	92.9	Other assets	0.6	Other liabilities	-
Interest rate swaps	156.6	Other assets	7.7	Other liabilities	7.7

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

Interest Rate Swaps

The back-to-back swaps mature in June 2027 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of March 31, 2026 and December 31, 2025, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon SOFR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of March 31, 2026 and December 31, 2025.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at March 31, 2026 and at December 31, 2025.

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

There were 59,000 and 222,000 antidilutive shares of common stock for the three months ended March 31, 2026 and 2025, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended March 31,
	2026	2025
	(In Thousands, except per share amounts)

Net income	$5,997	$3,036

Weighted average shares outstanding	17,373	18,267
Effect of dilutive potential common shares	57	13
Diluted weighted average shares outstanding	17,430	18,280

Basic earnings per share	$0.35	$0.17
Diluted earnings per share	$0.34	$0.17

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

The following table presents information about our assets recorded in the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	March 31, 2026	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$9,835	$-	$9,835	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	153,976	-	153,976	-
Private-label issued	5,279	-	5,279	-
Municipal securities	58,476	-	58,476	-
Other debt securities	9,458	-	9,458	-
Loans held for sale	144,350	-	144,350	-
Mortgage banking derivative assets	1,691	-	-	1,691
Interest rate swap assets	7,865	-	7,865	-
Liabilities
Mortgage banking derivative liabilities	373	-	-	373
Interest rate swap liabilities	7,865	-	7,865	-

		Fair Value Measurements Using

	December 31, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$10,113	$-	$10,113	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	152,309	-	152,309	-
Private-label issued	5,519	-	5,519	-
Municipal securities	54,107	-	54,107	-
Other debt securities	8,800	-	8,800	-
Loans held for sale	145,057	-	145,057	-
Mortgage banking derivative assets	650	-	-	650
Interest rate swap assets	7,660	-	7,660	-
Liabilities
Mortgage banking derivative liabilities	251	-	-	251
Interest rate swap liabilities	7,660	-	7,660	-

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2026 and 2025.

	Three months ended March 31,
	2026	2025
	(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$399	$851
Mortgage derivative gain (loss), net	919	(256)
Mortgage derivative, net balance at the end of the period	$1,318	$595

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about assets recorded in the consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2026	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$318	$-	$-	$318

		Fair Value Measurements Using
	December 31, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$424	$-	$-	$424

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2026 and  December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	March 31,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2026	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$1,318	Pricing models	Pull through rate	74.6%	100.0%	90.0%
Real estate owned	318	Market approach	Discount rates applied to appraisals	30.8%	30.8%	30.8%

	December 31,
	2025
Mortgage banking derivatives	$399	Pricing models	Pull through rate	69.1%	99.6%	87.6%
Real estate owned	424	Market approach	Discount rates applied to appraisals	14.1%	57.1%	32.3%

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	March 31, 2026					December 31, 2025
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$44,653	$44,653	$44,653	$-	$-	$71,107	$71,107	$71,107	$-	$-
Loans receivable	1,684,312	1,638,131	-	-	1,638,131	1,675,552	1,632,248	-	-	1,632,248
FHLB stock	18,760	18,760	18,760	-	-	19,804	19,804	19,804	-	-
Accrued interest receivable	8,328	8,328	8,328	-	-	8,331	8,331	8,331	-	-
Mortgage servicing rights	983	1,691	-	-	1,691	1,030	1,294	-	-	1,294

Financial Liabilities
Deposits	1,438,787	1,438,410	524,285	914,125	-	1,437,272	1,436,939	504,626	932,313	-
Advance payments by borrowers for taxes	11,128	11,128	11,128	-	-	2,996	2,996	2,996	-	-
Borrowings	413,034	406,513	-	406,513	-	412,258	408,434	-	408,434	-
Accrued interest payable	4,232	4,232	4,232	-	-	3,558	3,558	3,558	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at March 31, 2026 and December 31, 2025.

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

Presented below is the segment information:

	As of or for the three months ended March 31, 2026
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$15,226	$214	$23	$15,463
Provision (credit) for credit losses	284	(20)	-	264
Net interest income after provision (credit) for credit losses	14,942	234	23	15,199

Noninterest income:	1,153	19,121	(46)	20,228

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,575	14,471	(204)	19,842
Occupancy, office furniture and equipment	1,103	863	-	1,966
Advertising	212	405	-	617
Data processing	765	490	3	1,258
Communications	112	146	-	258
Professional fees	228	152	3	383
Real estate owned	2	-	-	2
Loan processing expense	-	1,029	-	1,029
Other	598	1,777	145	2,520
Total noninterest expenses	8,595	19,333	(53)	27,875
Income before income tax expense	7,500	22	30	7,552
Income tax expense	1,538	10	7	1,555
Net income	$5,962	$12	$23	$5,997

Total Assets	$2,498,740	$186,458	$(433,980)	$2,251,218

	As of or for the three months ended March 31, 2025
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income (expense)	$12,403	$152	$21	$12,576
Provision (credit) for credit losses	(518)	(40)	-	(558)
Net interest income (expense) after provision (credit) for credit losses	12,921	192	21	13,134

Noninterest income:	1,348	15,731	18	17,097

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,212	12,054	(219)	17,047
Occupancy, office furniture and equipment	1,076	853	-	1,929
Advertising	171	552	-	723
Data processing	712	498	2	1,212
Communications	100	135	-	235
Professional fees	347	1,373	16	1,736
Real estate owned	(10)	-	-	(10)
Loan processing expense	-	920	-	920
Other	596	1,751	211	2,558
Total noninterest expenses	8,204	18,136	10	26,350
Income (loss) before income tax expense (benefit)	6,065	(2,213)	29	3,881
Income tax expense (benefit)	1,427	(588)	6	845
Net income (loss)	$4,638	$(1,625)	$23	$3,036

Total Assets	$2,396,042	$155,056	$(375,731)	$2,175,367

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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and as may be described from time to time in the Corporation’s subsequent SEC filings).

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three months ended March 31, 2026 and 2025 and the financial condition as of March 31, 2026 compared to the financial condition as of December 31, 2025.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three months ended March 31, 2026 and 2025, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Significant Items

There were no significant items that impacted earnings for the three months ended March 31, 2026 and 2025.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended March 31, 2026 and 2025

Net income totaled $6.0 million for the three months ended March 31, 2026 compared to $4.6 million for the three months ended March 31, 2025. Net interest income increased $2.8 million to $15.2 million for the three months ended March 31, 2026 compared to $12.4 million for the three months ended March 31, 2025.  Interest expense on borrowings decreased $742,000 as growth in time deposits allowed us to carry a lower average balance of FHLB advances and interest expense on deposits decreased  as accounts repriced at a lower rate and transitioned to more money market accounts.

There was a provision for credit losses of $284,000 for the three months ended March 31, 2026 compared to a negative provision for credit losses of $518,000 for the three months ended March 31, 2025. The provision for credit losses of $284,000 consisted of a $240,000 provision related to loans and $44,000 provision related to unfunded commitments for the three months ended March 31, 2026. The current quarter increase was primarily due to increases in multi-family and construction loan balances along with an increase in multifamily external qualitative factors. The provision for credit losses related to unfunded loan commitments for the quarter ended March 31, 2026 was due primarily to an increase in the loan pipeline balance at quarter end.

Compensation, payroll taxes, and other employee benefits expense increased $363,000 to $5.6 million compared to the quarter ending March 31, 2025 primarily due to increases in health insurance, variable compensation, restricted stock expense due to new directors and executive grants, and ESOP compensation as average share price has risen year-over-year.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2026 and 2025

Net income totaled $12,000 for the three months ended March 31, 2026 compared to a net loss of $1.6 million for the three months ended March 31, 2025. We originated $508.3 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended March 31, 2026, which represents an increase of $120.6 million, or 31.1%, from the $387.7 million originated during the three months ended March 31, 2025. The increase in loan production volume was driven by a $36.4 million, or 10.7%, increase in purchase products and a $84.2 million, or 173.7%, increase in refinance products. Total mortgage banking noninterest income increased $3.4 million, or 21.5%, to $19.1 million during the three months ended March 31, 2026 compared to $15.7 million during the three months ended March 31, 2025.  The increase in mortgage banking noninterest income was related to a 31.1% increase in volume and was partially offset by a 8.3% decrease in gross margin on loans originated and sold for the three months ended March 31, 2026 compared to March 31, 2025.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing-retained basis. Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Additionally, our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  Loans originated for the purchase of a residential property comprised 73.9% of total originations during the three months ended March 31, 2026, compared to 87.5% of total originations during the three months ended March 31, 2025, respectively.  The mix of loan type trended towards more conventional loans and less governmental loans, with conventional loans and governmental loans comprising 65.1% and 34.9% of all loan originations, respectively, during the three months ended March 31, 2026, compared to 62.0% and 38.0% of all loan originations, respectively, during the three months ended March 31, 2025.

Total compensation, payroll taxes and other employee benefits increased $2.4 million, or 20.1%, to $14.5 million for the three months ended March 31, 2026 compared to $12.1 million for the three months ended March 31, 2025. The increase primarily related to increased commission expense due to an increase in fundings, manager pay expense as profitability improved, production incentive expense, and salary expense.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended March 31,
	2026	2025
	(Dollars In Thousands, except per share amounts)

Net income	$5,997	$3,036
Earnings per share - basic	0.35	0.17
Earnings per share - diluted	0.34	0.17
Annualized return on average assets	1.10%	0.57%
Annualized return on average equity	6.88%	3.61%

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

	Three months ended March 31,
	2026			2025
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,788,736	$25,951	5.88%	$1,768,617	$25,078	5.75%
Mortgage related securities(2)	183,980	1,454	3.21%	170,947	1,191	2.83%
Debt securities, federal funds sold and short-term investments(2) (3)	137,861	1,610	4.74%	123,004	1,486	4.90%
Total interest-earning assets	2,110,577	29,015	5.58%	2,062,568	27,755	5.46%

Noninterest-earning assets	108,366			105,030
Total assets	$2,218,943			$2,167,598

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$90,133	24	0.11%	$87,393	23	0.11%
Money market and savings accounts	343,416	1,902	2.25%	300,686	1,559	2.10%
Time deposits - retail	817,019	7,408	3.68%	818,612	8,750	4.33%
Time deposits -brokered	110,192	1,039	3.82%	97,101	1,000	4.18%
Total interest-bearing deposits	1,360,760	10,373	3.09%	1,303,792	11,332	3.52%
Borrowings	377,438	3,179	3.42%	397,053	3,847	3.93%
Total interest-bearing liabilities	1,738,198	13,552	3.16%	1,700,845	15,179	3.62%

Noninterest-bearing liabilities
Noninterest-bearing deposits	88,975			80,372
Other noninterest-bearing liabilities	38,073			44,905
Total noninterest-bearing liabilities	127,048			125,277
Total liabilities	1,865,246			1,826,122
Equity	353,697			341,476
Total liabilities and equity	$2,218,943			$2,167,598

Net interest income / Net interest rate spread (4)		15,463	2.42%		12,576	1.84%
Net interest-earning assets (5)	$372,379			$361,723
Net interest margin (6)			2.97%			2.47%
Average interest-earning assets to average interest-bearing liabilities			121.42%			121.27%

__________

(1)	Interest income includes net deferred loan fee amortization income of $186,000 and $206,000 for the three months ended March 31, 2026 and 2025, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 5.03% and 5.15% for the three months ended March 31, 2026 and 2025, respectively.

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

	Three months ended March 31,
	2026 versus 2025
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$292	$581	$873
Mortgage related securities(3)	95	168	263
Other earning assets(3) (4)	170	(46)	124
Total interest-earning assets	557	703	1,260

Interest expense:
Demand accounts	1	-	1
Money market and savings accounts	228	115	343
Time deposits - retail	(17)	(1,325)	(1,342)
Time deposits - brokered	108	(69)	39
Total interest-bearing deposits	320	(1,279)	(959)
Borrowings	(184)	(484)	(668)
Total interest-bearing liabilities	136	(1,763)	(1,627)
Net change in net interest income	$421	$2,466	$2,887

______________

(1)	Interest income includes net deferred loan fee amortization income of $186,000 and $206,000 for the three months ended March 31, 2026 and 2025, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 5.03% and 5.15% for the three months ended March 31, 2026 and 2025, respectively.

Net interest income increased $2.9 million, or 23.0%, to $15.5 million during the three months ended March 31, 2026 compared to $12.6 million during the three months ended March 31, 2025 primarily due to increased yields on our loan and securities portfolios as well as decreased cost of deposits and borrowings as replacement rates decreased compared to the prior year period.

●	Interest income on loans increased $873,000, or 3.5%, to $26.0 million due primarily to a 13 basis point increase in average yield on loans as loans repricing at higher interest rates.
●

Interest expense on retail time deposits decreased $1.3 million, or 15.3%, to $7.4 million primarily due to the 65 basis point decrease in average cost of retail time deposits compared to the prior year period. There was also a $1.6 million decrease in the average balance of retail time deposits. Interest expense on brokered time deposits increased $39,000 due to the increase of $13.1 million in average brokered time deposits.

●

Interest expense on money market, savings, and escrow accounts increased $343,000, or 22.0%, to $1.9 million due primarily to a 15 basis point increase in average cost of money market, savings, and escrow accounts as rates increased to attract new account openings. Additionally, the average balance increased $42.7 million.

●

Interest expense on borrowings decreased $668,000, or 17.4%, to $3.2 million due to a $19.6 million decrease in the average balance of borrowings during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as we transitioned to more time deposits and money market accounts. Additionally, the average cost of borrowings decreased by 51 basis points as there were fed funds rate cuts over the past year.

Provision for Credit Losses

There was a provision for credit losses of $264,000 for the three months ended March 31, 2026 compared to a negative $558,000 provision for credit losses for the three months ended March 31, 2025. The $264,000 provision for credit losses consisted of a $220,000 provision related to loans and a provision related to unfunded commitments of $44,000 for the three months ended March 31, 2026. During the three months ended March 31, 2026, the increase was primarily due to increases in multi-family and construction loan balances along with an increase in multifamily external qualitative factors. The provision for credit losses related to unfunded loan commitments for the quarter ended March 31, 2026 was due primarily to an increase in the loan pipeline balance at quarter end.

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

Noninterest Income

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$374	$593	$(219)	(36.9)%
Increase in cash surrender value of life insurance	549	481	68	14.1%
Mortgage banking income	18,950	15,728	3,222	20.5%
Other	355	295	60	20.3%
Total noninterest income	$20,228	$17,097	$3,131	18.3%

Total noninterest income increased $3.1 million or 18.3%, to $20.2 million during the three months ended March 31, 2026 compared to $17.1 million during the three months ended March 31, 2025.

●	The $219,000 decrease in service charges on loans and deposits was primarily due to a decrease in loan prepayment penalties.
●	The increase in mortgage banking income was primarily the result of an increase in loan origination volumes offset by a decrease in gross margin on loans originated. Total loan origination volume on a consolidated basis increased $117.7 million, or 30.4%, to $505.5 million during the three months ended March 31, 2026 compared to $387.7 million during the three months ended March 31, 2025. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Gross margin on loans originated and sold decreased 8.3% at the mortgage banking segment. See "Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended March 31, 2026 and 2025" above for additional discussion of the increase in mortgage banking income.

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$19,842	$17,047	$2,795	16.4%
Occupancy, office furniture, and equipment	1,966	1,929	37	1.9%
Advertising	617	723	(106)	(14.7)%
Data processing	1,258	1,212	46	3.8%
Communications	258	235	23	9.8%
Professional fees	383	1,736	(1,353)	(77.9)%
Real estate owned	2	(10)	12	(120.0)%
Loan processing expense	1,029	920	109	11.8%
Other	2,520	2,558	(38)	(1.5)%
Total noninterest expenses	$27,875	$26,350	$1,525	5.8%

Total noninterest expenses increased $1.5 million, or 5.8%, to $27.9 million during the three months ended March 31, 2026 compared to $26.4 million during the three months ended March 31, 2025.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment increased $2.4 million, or 20.1%, to $14.5 million during the three months ended March 31, 2026. The increase primarily related to increased commission expense due to an increase in fundings, manager pay expense as profitability improved, production incentive expense, and salary expense.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $363,000, or 7.0%, to $5.6 million during the three months ended March 31, 2026. The increase was primarily due to increases in health insurance, variable compensation, restricted stock expense due to new directors and executive grants, and ESOP compensation as average share price has risen year-over-year.
●	Occupancy, office furniture and equipment expense at the mortgage banking segment increased $10,000 to $863,000 during the three months ended March 31, 2026, primarily resulting from increases in depreciation expense offset by a decrease in rent expense.
●	Occupancy, office furniture and equipment expense at the community banking segment increased $27,000 to $1.1 million during the three months ended March 31, 2026. The increase was due primarily to increases in snow plowing and depreciation of equipment as new ATM's were installed, offset by a decrease in equipment maintenance and repair and office building rental expense.
●	Professional fees decreased $1.4 million to $383,000 during the three months ended March 31, 2026. The decrease was primarily related to a decrease in legal fees at the mortgage banking segment as a settlement related to a prior year dispute was finalized during the three months ended March 31, 2025.
●	Other noninterest expense decreased $38,000, or 1.5%, to $2.5 million during the three months ended March 31, 2026. The decrease primarily related to a decrease in provision for branch losses offset by an increase in provision for loan sale losses.

Income Taxes

Income tax expense totaled $1.6 million for the three months ended March 31, 2026 compared to $845,000 during the three months ended March 31, 2025. The increase was primarily due to the increase in pre-tax income. Income tax expense was recognized on the statement of income during the three months ended March 31, 2026 at an effective rate of 20.6% of pretax income compared to the three months ended March 31, 2025 at an effective rate of 21.8% of pretax income.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets – Total assets decreased by $8.3 million, or 0.4%, to $2.25 billion at March 31, 2026 from $2.26 billion at December 31, 2025. The decrease in total assets primarily reflects a decrease in cash and cash equivalents, partially offset by increases in loans receivable and securities available for sale.

Cash and Cash Equivalents – Cash and cash equivalents decreased $26.5 million, or 37.2%, to $44.7 million at March 31, 2026, compared to $71.1 million at December 31, 2025. The decrease in cash and cash equivalents primarily reflects the increase in loans receivable and securities available for sale.

Securities Available for Sale – Securities available for sale increased $6.2 million to $237.0 million at March 31, 2026. The increase was primarily due to the purchases of securities exceeding paydowns and maturities offset by a decrease in fair value as longer term interest rates increased compared to prior year end.

Loans Held for Sale - Loans held for sale decreased $707,000 to $144.4 million at March 31, 2026.

Loans Receivable - Loans receivable held for investment increased $8.8 million to $1.68 billion at March 31, 2026. The increase in total loans receivable was primarily attributable to increases in each of the multi-family, commercial real estate, construction, and commercial loan categories offset by a decrease in the one-to-four family loan category.

The following table shows loan originations during the periods indicated.

	For the
	Three months ended March 31,
	2026	2025
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$16,602	$1,758
Multi-family	32,517	20,073
Home equity	1,701	785
Construction and land	-	945
Commercial real estate	24,616	5,346
Total real estate loans originated for investment	75,436	28,907
Consumer loans originated for investment	-	-
Commercial business loans originated for investment	5,780	543
Total loans originated for investment	$81,216	$29,450

Allowance for Credit Losses - Loans - The allowance for credit losses increased to $17.7 million at March 31, 2026.  There was a $264,000 provision for credit losses - loans for the three months ended March 31, 2026. The provision for credit losses related to loans was primarily due to increases in multi-family and construction loan balances along with an increase in multifamily external qualitative factors. The provision for credit losses related to unfunded loan commitments for the quarter ended March 31, 2026 was due primarily to an increase in the loan pipeline balance at quarter end. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses. Additionally, net recoveries totaled $11,000 for the three months ended March 31, 2026.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $4.4 million to $42.3 million at March 31, 2026. The increase was primarily due to increases in mortgage investor receivables, accounts receivable, and the deferred tax asset for unrealized losses as long term interest rates increased.

Deposits – Total deposits increased $1.5 million to $1.44 billion at March 31, 2026.  The increase was driven by increases of $6.2 million in demand deposits and $13.5 million in money market and savings deposits offset by a decrease of $18.1 million in time deposits.

Borrowings – Total borrowings increased $800,000, or 0.2%, to $413.0 million at March 31, 2026.  The community banking segment increased its FHLB long-term borrowings by $83.0 million, decreased its short-term FHLB borrowings by $52.2 million, and paid off $30.0 million in long-term FHLB borrowings.  External short-term borrowings at the mortgage banking segment decreased by a total of $30,000 at March 31, 2026 from December 31, 2025.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $8.1 million to $11.1 million at March 31, 2026. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $17.5 million to $40.1 million at March 31, 2026. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition, and these amounts remain classified as other liabilities until settled.

Shareholders’ Equity – Shareholders' equity decreased $1.2 million to $348.2 million at March 31, 2026.  Shareholders' equity decreased primarily due to decreases in the fair value of securities, shares repurchased, and dividends declared during the period.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2026	2025
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$6,937	$5,861
Over four-family	415	177
Home equity	14	14
Construction and land	-	-
Commercial real estate	118	123
Commercial	-	-
Consumer	-	-
Total non-accrual loans	7,484	6,175

Real estate owned
One- to four-family	-	106
Commercial real estate	318	318
Total real estate owned	318	424
Total nonperforming assets	$7,802	$6,599

Total non-accrual loans to total loans, net	0.44%	0.37%
Total non-accrual loans to total assets	0.33%	0.27%
Total nonperforming assets to total assets	0.35%	0.29%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Three Months
	Ended March 31,
	2026	2025
	(In Thousands)

Balance at beginning of period	$6,175	$5,665
Additions	2,665	2,316
Transfers to real estate owned	-	-
Charge-offs	-	-
Returned to accrual status	(692)	(473)
Principal paydowns and other	(664)	(85)
Balance at end of period	$7,484	$7,423

Total non-accrual loans increased by $1.3 million, or 21.2%, to $7.5 million as of March 31, 2026 compared to $6.2 million as of December 31, 2025.  The ratio of non-accrual loans to total loans receivable was 0.44% at March 31, 2026 and 0.37% at December 31, 2025.  During the three months ended March 31, 2026, $2.7 million in loans were placed on non-accrual status. Offsetting this activity, $692,000 in loans returned to accrual status and $664,000 in principal payments were received during the three months ended March 31, 2026.

Of the $7.5 million in total non-accrual loans as of March 31, 2026, $5.1 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans and there were no specific reserves as of March 31, 2026.  The remaining $2.4 million of non-accrual loans were reviewed on an aggregate basis as of March 31, 2026.

The outstanding principal balance of our five largest non-accrual loans as of March 31, 2026 totaled $3.2 million, which represents 42.6% of total non-accrual loans as of that date.  The loans held for investment at the mortgage segment were reviewed on an aggregate basis.

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

As of March 31, 2026 and December 31, 2025, there were no loans 90 or more days past due and still accruing interest.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At March 31,	At December 31,
	2026	2025
	(Dollars in Thousands)

Loans past due less than 90 days	$4,105	$9,575
Loans past due 90 days or more	5,676	4,832
Total loans past due	$9,781	$14,407

Total loans past due to total loans receivable	0.58%	0.86%

Past due loans decreased by $4.6 million, or 32.1%, to $9.8 million at March 31, 2026 from $14.4 million at December 31, 2025.  Loans past due less than 90 days decreased by $5.5 million, or 57.1%, primarily due to a decrease in the one-to four-family loan category. Loans past due 90 days or more increased by $844,000,  or 17.5%, primarily in the one-to four-family loan category during the three months ended March 31, 2026.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Three Months
	Ended March 31,
	2026	2025
	(Dollars in Thousands)

Balance at beginning of period	$17,478	$18,247
Provision (credit) for credit losses - loans	220	(354)
Charge-offs:
Mortgage
One- to four-family	-	-
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	14	21
Commercial	-	-
Total charge-offs	14	21
Recoveries:
Mortgage
One- to four-family	20	32
Multi family	3	-
Home Equity	-	-
Commercial real estate	1	1
Construction and land	-	-
Consumer	1	-
Commercial	-	-
Total recoveries	25	33
Net charge-offs (recoveries)	(11)	(12)
Allowance for credit losses - loans at end of period	$17,709	$17,905

Ratios:
Allowance for credit losses to non-accrual loans at end of period	236.62%	241.21%
Allowance for credit losses to loans receivable at end of period	1.05%	1.08%
Net recoveries to average loans outstanding (annualized)	(0.00)%	0.00%
Current year provision (credit) for credit losses - loans to net recoveries	(2000.00)%	(2950.00)%
Net recoveries (annualized) to beginning of the year allowance	(0.08)%	0.09%

The allowance for credit losses - loans was $17.7 million at March 31, 2026 and $17.5 million at December 31, 2025.  During the three months ended March 31, 2026, there was a $264,000 provision for credit losses. Additionally, net recoveries totaled $11,000 for the three months ended March 31, 2026.

We had net recoveries of $11,000, or less than 0.01% of average loans annualized, for the three months ended March 31, 2026, compared to net recoveries of $12,000, or less than 0.01% of average loans annualized, for the three months ended March 31, 2025.

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

During the three months ended March 31, 2026, primary uses of cash and cash equivalents included: $505.5 million in funding loans held for sale, $8.7 million to fund loans receivable, $8.7 million for purchases of mortgage related securities, $8.6 million for purchases of debt securities, $52.2 million for payoffs of short-term borrowings, $30.0 million for payoffs of long-term borrowings, $2.6 million for cash dividends paid, and $4.4 million for purchases of our common stock.

During the three months ended March 31, 2026, primary sources of cash and cash equivalents included: $524.9 million in proceeds from the sale of loans held for sale, $83.0 million in long-term borrowings, $6.5 million in principal repayments on mortgage related securities, $2.4 million in sales of FHLB stock, $1.5 million for increase in deposits, $120,000 in maturities of debt securities, $548,000 in proceeds from exercised stock options, and $6.0 million in net income.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2026 and 2025, respectively, $44.7 million and $43.3 million of our assets were invested in cash and cash equivalents. At March 31, 2026, cash and cash equivalents were comprised of the following: $38.8 million in cash held at the Federal Reserve Bank and other depository institutions and $5.9 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, advances from the FHLB and the Federal Reserve, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2026, we had $243.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, 2029, 2030, and 2031.  See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining call option details of our FHLB long-term debt.

The Company had approximately $383.2 million of uninsured deposits for approximately 1,509 customers as of March 31, 2026. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limits.

At March 31, 2026, we had outstanding commitments to originate loans receivable of $36.0 million.  In addition, at March 31, 2026, we had unfunded commitments under construction loans of $34.1 million, unfunded commitments under business lines of credit of $13.2 million and unfunded commitments under home equity lines of credit and standby letters of credit of $12.8 million.  At March 31, 2026, certificates of deposit scheduled to mature in one year or less totaled $859.7 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At March 31, 2026, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $11.2 million.

Capital

Shareholders' equity decreased $1.2 million to $348.2 million at March 31, 2026. Shareholders' equity decreased primarily due to decreases in the fair value of securities during the period.

The Company's Board of Directors authorized a 2,000,000 share stock repurchase program in the second quarter of 2024. As of March 31, 2026, the Company has approximately 223,000 shares remaining in the plan.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At March 31, 2026, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended March 31, 2026, we entered into $83.0 million of new long-term debt, repaid $30.0 million of existing long-term debt, and repaid $52.2 million in short-term debt.

See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining maturities of our FHLB long-term debt.

Our commitments, contingent liabilities, and off-balance sheet arrangements have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2026 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of March 31, 2026
Dollar Change	$(4,622)	$(2,207)	$(867)	$40
Percentage Change	(7.29)%	(3.48)%	(1.37)%	0.06%

At March 31, 2026, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 1.37% while a 100 basis point decrease in rates had the effect of increasing net interest income by 0.06%.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Following are the Company’s monthly common stock repurchases during the first quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
January 1, 2026 - January 31, 2026	23,707	$16.92	23,707	444,499
February 1, 2026 - February 28, 2026	34,554	17.93	34,554	409,945
March 1, 2026 - March 31, 2026	187,365	18.01	187,365	222,580
Total	245,626	$17.89	245,626	222,580

(a)	On April 23, 2024, the Board of Directors announced the authorization of the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 7, 2026
/s/ William F. Bruss
William F. Bruss
Chief Executive Officer Principal Executive Officer
Date: May 7, 2026
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer