Form 10-Q
period 2026-06-30
Waterstone Financial, Inc.
filed 2026-08-06
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 17,977,028 at July 31, 2026.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2026	December 31, 2025
	(In Thousands, except share and per share data)
Assets
Cash	$32,749	$63,560
Federal funds sold	5,159	7,255
Interest-earning deposits in other financial institutions and other short term investments	293	292
Cash and cash equivalents	38,201	71,107
Securities available for sale, at fair value (cost: 2026—$254,538; 2025—$246,579)	237,348	230,848
Loans held for sale, at fair value	151,688	145,057
Loans receivable	1,683,881	1,675,552
Less: Allowance for credit losses ("ACL") - loans	17,884	17,478
Loans receivable, net	1,665,997	1,658,074

Office properties and equipment, net	18,900	18,855
Federal Home Loan Bank stock, at cost	19,226	19,804
Cash surrender value of life insurance	79,217	77,353
Real estate owned, net	318	424
Prepaid expenses and other assets	41,864	37,985
Total assets	$2,252,759	$2,259,507

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$182,023	$175,595
Money market and savings deposits	343,530	329,031
Time deposits	895,428	932,646
Total deposits	1,420,981	1,437,272

Borrowings	412,000	412,258
Advance payments by borrowers for taxes	18,772	2,996
Other liabilities	49,877	57,589
Total liabilities	1,901,630	1,910,115
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock (par value $.01 per share) authorized - 50,000,000 shares at June 30, 2026 and at December 31, 2025, no shares issued	-	-
Common stock (par value $.01 per share) authorized - 100,000,000 shares at June 30, 2026 and at December 31, 2025, issued and outstanding - 17,975,028 at June 30, 2026 and 18,359,717 at December 31, 2025	180	184
Additional paid-in capital	71,637	78,014
Retained earnings	301,620	292,957
Unearned ESOP shares	(8,902)	(9,496)
Accumulated other comprehensive loss, net of taxes	(13,406)	(12,267)
Total shareholders’ equity	351,129	349,392
Total liabilities and shareholders’ equity	$2,252,759	$2,259,507

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In Thousands, except per share amounts)

Interest income:
Loans	$26,610	$25,875	$52,561	$50,953
Mortgage-related securities	1,479	1,253	2,933	2,444
Debt securities, federal funds sold and short-term investments	1,497	1,557	3,107	3,043
Total interest income	29,586	28,685	58,601	56,440
Interest expense:
Deposits	10,035	10,967	20,408	22,299
Borrowings	3,541	4,010	6,720	7,857
Total interest expense	13,576	14,977	27,128	30,156
Net interest income	16,010	13,708	31,473	26,284
Provision (credit) for credit losses	236	(9)	500	(567)
Net interest income after provision (credit) for credit losses	15,774	13,717	30,973	26,851
Noninterest income:
Service charges on loans and deposits	463	413	837	1,006
Increase in cash surrender value of life insurance	1,135	1,014	1,684	1,495
Mortgage banking income	22,144	22,559	41,094	38,287
Other	498	343	853	638
Total noninterest income	24,240	24,329	44,468	41,426
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	21,974	21,121	41,816	38,168
Occupancy, office furniture, and equipment	1,570	1,753	3,536	3,682
Advertising	727	746	1,344	1,469
Data processing	1,279	1,313	2,537	2,525
Communications	226	257	484	492
Professional fees	300	500	683	2,236
Real estate owned	27	(8)	29	(18)
Loan processing expense	817	817	1,846	1,737
Other	2,459	1,878	4,979	4,436
Total noninterest expenses	29,379	28,377	57,254	54,727
Income before income taxes	10,635	9,669	18,187	13,550
Income tax expense	2,173	1,942	3,728	2,787
Net income	$8,462	$7,727	$14,459	$10,763
Income per share:
Basic	$0.49	$0.43	$0.84	$0.59
Diluted	$0.49	$0.43	$0.84	$0.59
Weighted average shares outstanding:
Basic	17,114	17,989	17,243	18,127
Diluted	17,184	18,004	17,308	18,143

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Net income	$8,462	$7,727	$14,459	$10,763

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $34, ($323), $320, and ($982), respectively	(119)	1,146	(1,139)	3,494
Total other comprehensive (loss) income	(119)	1,146	(1,139)	3,494
Comprehensive income	$8,343	$8,873	$13,320	$14,257

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the six months ended June 30, 2025
Balances at December 31, 2024	19,343	$193	$91,214	$277,196	$(10,682)	$(18,786)	$339,135

Comprehensive income:
Net income	-	-	-	10,763	-	-	10,763
Other comprehensive income	-	-	-	-	-	3,494	3,494
Total comprehensive income							14,257

ESOP shares committed to be released to plan participants	-	-	101	-	593	-	694
Cash dividend, $0.30 per share	-	-	-	(5,381)	-	-	(5,381)
Stock compensation activity, net of tax	178	2	2,263	-	-	-	2,265
Stock compensation expense	-	-	188	-	-	-	188
Purchase of common stock returned to authorized but unissued	(745)	(7)	(9,660)	-	-	-	(9,667)
Balances at June 30, 2025	18,776	$188	$84,106	$282,578	$(10,089)	$(15,292)	$341,491

For the six months ended June 30, 2026
Balances at December 31, 2025	18,360	$184	$78,014	$292,957	$(9,496)	$(12,267)	$349,392

Comprehensive income:
Net income	-	-	-	14,459	-	-	14,459
Other comprehensive loss	-	-	-	-	-	(1,139)	(1,139)
Total comprehensive income							13,320

ESOP shares committed to be released to plan participants	-	-	366	-	594	-	960
Cash dividend, $0.34 per share	-	-	-	(5,796)	-	-	(5,796)
Stock compensation activity, net of tax	61	1	1,026	-	-	-	1,027
Stock compensation expense	-	-	302	-	-	-	302
Purchase of common stock returned to authorized but unissued	(446)	(5)	(8,071)	-	-	-	(8,076)
Balances at June 30, 2026	17,975	$180	$71,637	$301,620	$(8,902)	$(13,406)	$351,129

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the three months ended June 30, 2025
Balances at March 31, 2025	19,281	193	90,470	277,521	(10,386)	(16,438)	$341,360

Comprehensive income:
Net Income	-	-	-	7,727	-	-	7,727
Other comprehensive income	-	-	-	-	-	1,146	1,146
Total comprehensive income							8,873

ESOP shares committed to be released to Plan participants	-	-	(13)	-	297	-	284
Cash dividend, $0.15 per share	-	-	-	(2,670)	-	-	(2,670)
Stock compensation activity, net of tax	3	-	32	-	-	-	32
Stock compensation expense	-	-	106	-	-	-	106
Purchase of common stock returned to authorized but unissued	(508)	(5)	(6,489)	-	-	-	(6,494)
Balances at June 30, 2025	18,776	$188	$84,106	$282,578	$(10,089)	$(15,292)	$341,491

For the three months ended June 30, 2026
Balances at March 31, 2026	18,146	182	74,488	296,027	(9,199)	(13,287)	348,211
Comprehensive income:
Net income	-	-	-	8,462	-	-	8,462
Other comprehensive loss	-	-	-	-	-	(119)	(119)
Total comprehensive income							8,343

ESOP shares committed to be released to Plan participants	-	-	194	-	297	-	491
Cash dividend, $0.17 per share	-	-	-	(2,869)	-	-	(2,869)
Stock compensation activity, net of tax	29	1	478	-	-	-	479
Stock compensation expense	-	-	155	-	-	-	155
Purchase of common stock returned to authorized but unissued	(200)	(3)	(3,678)	-	-	-	(3,681)
Balances at June 30, 2026	17,975	$180	$71,637	$301,620	$(8,902)	$(13,406)	$351,129

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2026	2025
	(In Thousands)

Operating activities:
Net income	$14,459	$10,763
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	500	(567)
Depreciation, amortization, accretion	1,716	1,271
Deferred taxes	(363)	473
Stock based compensation	302	188
Origination of mortgage servicing rights	(295)	(306)
Gain on sale of loans held for sale	(40,452)	(37,907)
Loans originated for sale	(1,120,188)	(976,701)
Proceeds on sales of loans originated for sale	1,154,009	988,691
Decrease in accrued interest receivable	180	243
Increase in cash surrender value of life insurance	(1,684)	(1,495)
(Increase) decrease in derivative assets	(1,188)	3,486
Increase in accrued interest on deposits and borrowings	549	773
Increase in accrued taxes	827	1,239
Decrease (increase) in derivative liabilities	827	(2,970)
(Increase) decrease in other assets	(2,751)	90
Increase in other liabilities	2,408	1,024
Net cash provided by (used in) operating activities	8,856	(11,705)

Investing activities:
Net (increase) decrease in loans receivable	(8,301)	16,375
Purchases of:
Debt securities	(5,673)	(4,856)
Mortgage related securities	(14,241)	(18,423)
Bank Owned Life Insurance	(180)	(180)
FHLB stock	(1,795)	(2,105)
Premises and equipment	(1,127)	(324)
Proceeds from:
Principal repayments on mortgage-related securities	13,875	12,307
Maturities of debt securities	585	5,595
Sales of FHLB Stock	2,373	2,051
Net cash (used in) provided by investing activities	(14,484)	10,440

Financing activities:
Net (decrease) increase in deposits	(16,291)	24,810
Net change in short-term borrowings	(23,230)	(40,793)
Repayment of long-term debt	(80,000)	(40,000)
Proceeds from long-term debt	102,972	100,000
Net change in advance payments by borrowers for taxes	1,840	1,284
Cash dividends on common stock	(5,520)	(5,472)
Purchase of common stock returned to authorized but unissued	(8,076)	(9,667)
Proceeds from stock option exercises	1,027	2,265
Net cash (used in) provided by financing activities	(27,278)	32,427
(Decrease) increase in cash and cash equivalents	(32,906)	31,162
Cash and cash equivalents at beginning of period	71,107	39,761
Cash and cash equivalents at end of period	$38,201	$70,923

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$2,989	$1,075
Interest payments	26,579	30,929
Noncash activities:
Dividends declared but not paid in other liabilities	3,144	2,903

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2025 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three and six months ended June 30, 2026 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	June 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$10,596	$2	$(1,249)	$9,349
Collateralized mortgage obligations:
Government sponsored enterprise issued	167,759	57	(15,194)	152,622
Private-label issued	5,552	-	(525)	5,027
Mortgage-related securities	183,907	59	(16,968)	166,998

Municipal securities	60,631	1,033	(739)	60,925
Other debt securities	10,000	-	(575)	9,425
Debt securities	70,631	1,033	(1,314)	70,350
Total	$254,538	$1,092	$(18,282)	$237,348

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$11,350	$13	$(1,250)	$10,113
Collateralized mortgage obligations
Government sponsored enterprise issued	165,771	533	(13,995)	152,309
Private-label issued	6,032	-	(513)	5,519
Mortgage related securities	183,153	546	(15,758)	167,941

Municipal securities	53,426	1,332	(651)	54,107
Other debt securities	10,000	-	(1,200)	8,800
Debt securities	63,426	1,332	(1,851)	62,907
Total	$246,579	$1,878	$(17,609)	$230,848

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At June 30, 2026, $36,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At  December 31, 2025, $59,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2026 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$2,859	$2,878
Due after one year through five years	12,664	12,182
Due after five years through ten years	21,812	21,352
Due after ten years	33,296	33,938
Mortgage-related securities	183,907	166,998
Total	$254,538	$237,348

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$1,577	$4	$7,607	$1,245	$9,184	$1,249
Collateralized mortgage obligations:
Government sponsored enterprise issued	57,190	716	82,834	14,478	140,024	15,194
Private-label issued	837	10	4,190	515	5,027	525
Municipal securities	10,203	55	4,364	684	14,567	739
Other debt securities	-	-	9,425	575	9,425	575
Total	$69,807	$785	$108,420	$17,497	$178,227	$18,282

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$-	$-	$8,330	$1,250	$8,330	$1,250
Collateralized mortgage obligations:
Government sponsored enterprise issued	12,355	33	89,205	13,962	101,560	13,995
Private-label issued	859	11	4,660	502	5,519	513
Municipal securities	752	8	4,912	643	5,664	651
Other debt securities	-	-	8,800	1,200	8,800	1,200
Total	$13,966	$52	$115,907	$17,557	$129,873	$17,609

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 180 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2026 and December 31, 2025, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three and six months ended June 30, 2026 and June 30, 2025, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$460,495	$486,072
Multi-family	781,860	758,409
Home equity	12,939	13,213
Construction and land	67,944	56,340
Commercial real estate	324,373	327,346
Consumer	680	801
Commercial loans	35,590	33,371
Total	$1,683,881	$1,675,552

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

Qualifying loans receivable totaling $1.24 billion and $1.27 billion at June 30, 2026 and December 31, 2025, respectively, were pledged as collateral against $405.4 million and $406.1 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at June 30, 2026 and December 31, 2025.

An analysis of past due loans receivable as of June 30, 2026 and December 31, 2025 follows:

	As of June 30, 2026
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$4,077	$1,030	$4,059	$9,166	$451,329	$460,495
Multi-family	454	-	239	693	781,167	781,860
Home equity	20	-	-	20	12,919	12,939
Construction and land	-	-	-	-	67,944	67,944
Commercial real estate	217	452	-	669	323,704	324,373
Consumer	-	-	-	-	680	680
Commercial loans	75	-	-	75	35,515	35,590
Total	$4,843	$1,482	$4,298	$10,623	$1,673,258	$1,683,881

	As of December 31, 2025
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$6,072	$2,327	$4,832	$13,231	$472,841	$486,072
Multi-family	240	-	-	240	758,169	758,409
Home equity	706	-	-	706	12,507	13,213
Construction and land	-	-	-	-	56,340	56,340
Commercial real estate	230	-	-	230	327,116	327,346
Consumer	-	-	-	-	801	801
Commercial loans	-	-	-	-	33,371	33,371
Total	$7,248	$2,327	$4,832	$14,407	$1,661,145	$1,675,552

(1)   Includes $785,000 and $819,000 at June 30, 2026 and December 31, 2025, respectively, which are on non-accrual status.

(2)   Includes $462,000 and $ - at  June 30, 2026 and December 31, 2025, respectively, which are on non-accrual status.

(3)   Includes $991,000 and $523,000 at  June 30, 2026 and December 31, 2025, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026 and the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2025:

	One- to Four-Family	Multi-Family	Home Equity	Land and Construction	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Six months ended June 30, 2026
Balance at beginning of period	$4,916	$6,948	$201	$932	$4,114	$77	$290	$17,478
Provision (credit) for credit losses - loans	(517)	726	(58)	121	100	2	5	379
Charge-offs	-	-	-	-	-	(15)	-	(15)
Recoveries	36	3	-	2	-	1	-	42
Balance at end of period	$4,435	$7,677	$143	$1,055	$4,214	$65	$295	$17,884

Six months ended June 30, 2025
Balance at beginning of period	$5,286	$7,079	$212	$1,205	$3,920	$79	$466	$18,247
Provision (credit) for credit losses - loans	(213)	(424)	(15)	(26)	267	15	(73)	(469)
Charge-offs	-	-	-	-	-	(25)	-	(25)
Recoveries	37	-	-	2	-	8	-	47
Balance at end of period	$5,110	$6,655	$197	$1,181	$4,187	$77	$393	$17,800

	One to-Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended June 30, 2026
Balance at beginning of period	$4,446	$7,599	$163	$1,055	$4,078	$69	$299	$17,709
Provision (credit) for credit losses - loans	(27)	78	(20)	(1)	136	(3)	(4)	159
Charge-offs	-	-	-	-	-	(1)	-	(1)
Recoveries	16	-	-	1	-	-	-	17
Balance at end of period	$4,435	$7,677	$143	$1,055	$4,214	$65	$295	$17,884

Three months ended June 30, 2025
Balance at beginning of period	$4,979	$6,938	$193	$1,042	$4,173	$77	$503	$17,905
Provision (credit) for credit losses - loans	126	(283)	4	138	14	(4)	(110)	(115)
Charge-offs	-	-	-	-	-	(4)	-	(4)
Recoveries	5	-	-	1	-	8	-	14
Balance at end of period	$5,110	$6,655	$197	$1,181	$4,187	$77	$393	$17,800

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments were $861,000 and $740,000 at  June 30, 2026 and  December 31, 2025, respectively.

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

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In Thousands)
Provision (credit) for credit losses on:
Loans	$159	$(115)	$379	$(469)
Unfunded commitments	77	106	121	(98)
Investment securities	-	-	-	-
Total	$236	$(9)	$500	$(567)

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

The following tables present collateral dependent loans by portfolio segment as of June 30, 2026 and  December 31, 2025:

	June 30, 2026	December 31, 2025
	(In Thousands)
Collateral dependent loans
Residential real estate:
One- to four-family	$4,348	$4,282
Multi family	239	177
Home equity	-	14
Construction and land	-	-
Commercial real estate	11,152	11,282
Consumer	-	-
Commercial loans	-	-
Total loans receivable	$15,739	$15,755

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of June 30, 2026 and December 31, 2025:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At June 30, 2026
Substandard	$6,179	$239	$-	$-	$11,152	$-	$-	$17,570
Watch	5,924	-	-	-	805	-	1,227	7,956
Pass	448,392	781,621	12,939	67,944	312,416	680	34,363	1,658,355
	$460,495	$781,860	$12,939	$67,944	$324,373	$680	$35,590	$1,683,881

At December 31, 2025
Substandard	$5,861	$177	$14	$-	$11,282	$-	$-	$17,334
Watch	9,831	-	69	-	424	-	1,437	11,761
Pass	470,380	758,232	13,130	56,340	315,640	801	31,934	1,646,457
	$486,072	$758,409	$13,213	$56,340	$327,346	$801	$33,371	$1,675,552

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of June 30, 2026:

	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$21,934	$25,549	$27,643	$142,072	$126,698	$103,444	$1,052	$448,392
Watch	4,757	-	42	-	452	673	-	5,924
Substandard	2,229	1,335	-	583	443	1,589	-	6,179
Total	28,920	26,884	27,685	142,655	127,593	105,706	1,052	460,495

Multi-family
Pass	104,026	195,909	38,118	104,468	145,135	192,668	1,297	$781,621
Watch	-	-	-	-	-	-	-	-
Substandard	239	-	-	-	-	-	-	239
Total	104,265	195,909	38,118	104,468	145,135	192,668	1,297	781,860

Home equity
Pass	35	550	265	353	1,488	195	10,053	$12,939
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	35	550	265	353	1,488	195	10,053	12,939

Construction and land
Pass	138	27,254	40,400	-	138	14	-	$67,944
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	138	27,254	40,400	-	138	14	-	67,944

Commercial Real Estate
Pass	52,233	53,771	54,396	35,747	39,405	74,935	1,929	$312,416
Watch	-	578	-	227	-	-	-	805
Substandard	11,034	118	-	-	-	-	-	11,152
Total	63,267	54,467	54,396	35,974	39,405	74,935	1,929	324,373

Consumer
Pass	-	-	-	-	-	-	680	$680
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	680	680

Commercial
Pass	1,280	3,507	233	16,114	612	1,396	11,221	$34,363
Watch	-	-	-	-	2	-	1,225	1,227
Substandard	-	-	-	-	-	-	-	-
Total	1,280	3,507	233	16,114	614	1,396	12,446	35,590

Total Loans	$197,905	$308,571	$161,097	$299,564	$314,373	$374,914	$27,457	$1,683,881

Gross charge-offs	$-	$-	$-	$-	$-	$-	$15	$15

The following table presents total loans by risk categories and year of origination as of December 31, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$26,575	$29,945	$154,904	$138,715	$35,632	$83,320	$1,289	$470,380
Watch	6,261	44	458	1,720	-	1,348	-	9,831
Substandard	2,373	523	1,036	540	-	1,389	-	5,861
Total	35,209	30,512	156,398	140,975	35,632	86,057	1,289	486,072

Multi-family
Pass	199,544	62,973	111,186	149,108	102,220	132,675	526	$758,232
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	177	-	-	-	-	177
Total	199,544	62,973	111,363	149,108	102,220	132,675	526	758,409

Home equity
Pass	564	352	368	1,533	67	151	10,095	$13,130
Watch	-	-	-	-	-	-	69	69
Substandard	-	-	-	-	14	-	-	14
Total	564	352	368	1,533	81	151	10,164	13,213

Construction and land
Pass	14,937	37,521	3,728	139	-	15	-	$56,340
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	14,937	37,521	3,728	139	-	15	-	56,340

Commercial Real Estate
Pass	63,935	56,767	61,258	41,542	53,097	34,788	4,253	$315,640
Watch	194	-	230	-	-	-	-	424
Substandard	11,282	-	-	-	-	-	-	11,282
Total	75,411	56,767	61,488	41,542	53,097	34,788	4,253	327,346

Consumer
Pass	-	-	-	-	-	-	801	$801
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	801	801

Commercial
Pass	3,972	533	16,407	785	322	1,300	8,615	$31,934
Watch	-	-	-	11	-	-	1,426	1,437
Substandard	-	-	-	-	-	-	-	-
Total	3,972	533	16,407	796	322	1,300	10,041	33,371

Total Loans	$329,637	$188,658	$349,752	$334,093	$191,352	$254,986	$27,074	$1,675,552

The following presents data on restructurings of financing receivables whose borrowers are experiencing financial difficulty:

	As of June 30, 2026
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$1,613	4	$1,613	4
Commercial Real Estate	6,706	1	-	-	6,706	1
	$6,706	1	$1,613	4	$8,319	5

	As of December 31, 2025
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$962	2	$962	2
Commercial Real Estate	6,706	1	-	-	6,706	1
	$6,706	1	$962	2	$7,668	3

The following presents restructurings of financing receivables whose borrowers are experiencing financial difficulty by concession type:

	As of June 30, 2026
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Principal forbearance	$8,319	5	$-	-	$8,319	5
	$8,319	5	$-	-	$8,319	5

	As of December 31, 2025
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Interest reduction	$-	-	$-	-	$-	-
Principal forbearance	7,668	3	-	-	7,668	3
	$7,668	3	$-	-	$7,668	3

There were no financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the three or six months ended June 30, 2026 and  June 30, 2025.

The following table presents data on non-accrual loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$6,179	$5,861
Multi-family	239	177
Home equity	-	14
Construction and land	-	-
Commercial real estate	118	123
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$6,536	$6,175
Total non-accrual loans to total loans receivable	0.39%	0.37%
Total non-accrual loans to total assets	0.29%	0.27%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $1.5 million and $1.9 million at  June 30, 2026 and  December 31, 2025, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Six months ended June 30,
	2026	2025
	(In Thousands)
Mortgage servicing rights at beginning of the period	$1,030	$732
Additions	295	306
Amortization	(183)	(81)
Sales	-	-
Mortgage servicing rights at end of the period	1,142	957
Valuation allowance recorded during the period	-	(31)
Mortgage servicing rights at end of the period, net	$1,142	$926

The unpaid principal balance of loans serviced for others was $131.9 million and $119.0 million at June 30, 2026 and December 31, 2025, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $1.5 million at June 30, 2026 and $1.3 million at  December 31, 2025, respectively.

During the three and six months ended  June 30, 2026 and 2025, there were no sales of mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ending December 31:
2026	$208
2027	187
2028	166
2029	145
2030	125
Thereafter	311
Total	$1,142

Note 5 — Deposits

At June 30, 2026 and December 31, 2025, the aggregate balance of uninsured time deposits of $250,000 or more was $198.6 million and $183.2 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at June 30, 2026 is as follows:

(In Thousands)

Within one year	$864,907
More than one to two years	26,772
More than two to three years	3,380
More than three to four years	209
More than four through five years	160
$895,428

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Bank. Such deposits amounted to $20.4 million and $25.5 million at June 30, 2026 and December 31, 2025, respectively.

Note 6 — Borrowings

Borrowings consist of the following:

	June 30, 2026		December 31, 2025
Category	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances
FHLB short-term advances	$192,419	3.64%	$216,084	3.69%
FHLB long-term advances maturing 2027	102,972	2.52%	50,000	1.73%
FHLB long-term advances maturing 2028	10,000	3.50%	40,000	3.38%
FHLB long-term advances maturing 2029	70,000	3.46%	60,000	3.48%
FHLB long-term advances maturing 2030	20,000	3.29%	40,000	3.21%
FHLB long-term advances maturing 2031	10,000	3.21%	-	-
Total FHLB advances	405,391	3.29%	406,084	3.34%
Repurchase agreements	6,609	5.98%	6,174	6.68%
Total borrowings	$412,000	3.34%	$412,258	3.39%

The short-term repurchase agreement represents the outstanding portion of a total $50.0 million commitment with one unrelated bank as of June 30, 2026.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $6.6 million balance at June 30, 2026 and a $6.2 million balance at December 31, 2025.

The $192.4 million in FHLB short-term advances as of  June 30, 2026 have fixed rates.

The $213.0 million in FHLB long-term advances as of  June 30, 2026 have fixed rates. A total of $110.0 million in FHLB long-term advances have FHLB call options available.

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

At June 30, 2026, the Company had approximately $383.1 million in unused borrowing capacity at the FHLB.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 76% of the carrying value of unencumbered one- to four-family mortgage loans, 73% of the carrying value of multi-family loans and 62% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $19.2 million at June 30, 2026 and $19.8 million at  December 31, 2025, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of June 30, 2026, the Bank was considered well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of June 30, 2026 and December 31, 2025 are presented in the tables below:

	June 30, 2026
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$382,410	20.73%	$147,550	8.00%	$193,660	10.50%	N/A	N/A
Waterstone Bank	362,782	19.68%	147,500	8.00%	193,590	10.50%	184,375	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	363,665	19.72%	110,660	6.00%	156,770	8.50%	N/A	N/A
Waterstone Bank	344,037	18.66%	110,630	6.00%	156,720	8.50%	147,500	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	363,665	19.72%	83,000	4.50%	129,110	7.00%	N/A	N/A
Waterstone Bank	344,037	18.66%	82,970	4.50%	129,060	7.00%	119,844	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	363,665	16.31%	89,190	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	344,037	15.43%	89,190	4.00%	N/A	N/A	111,488	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	344,037	15.27%	135,170	6.00%	N/A	N/A	N/A	N/A

	December 31, 2025
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	379,102	21.13%	143,550	8.00%	188,410	10.50%	N/A	N/A
Waterstone Bank	367,517	20.49%	143,526	8.00%	188,377	10.50%	179,407	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,884	20.11%	107,662	6.00%	152,522	8.50%	N/A	N/A
Waterstone Bank	349,299	19.47%	107,644	6.00%	152,495	8.50%	143,525	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,884	20.11%	80,747	4.50%	125,606	7.00%	N/A	N/A
Waterstone Bank	349,299	19.47%	80,733	4.50%	125,585	7.00%	116,614	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	360,884	15.94%	90,580	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	349,299	15.43%	90,550	4.00%	N/A	N/A	113,191	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	349,299	15.46%	135,550	6.00%	N/A	N/A	N/A	N/A

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

	June 30, 2026	December 31, 2025
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$57,563	$12,736
Commitments to extend credit under home equity lines of credit (2)	11,883	10,520
Unused portion of construction loans (3)	29,610	44,578
Unused portion of business lines of credit	11,405	13,966
Standby letters of credit	1,277	1,827

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of  June 30, 2026 and  December 31, 2025. Please see Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $1.1 million as of  June 30, 2026 and $1.0 million as of  December 31, 2025.

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

The following tables presents the outstanding notional balances and fair values of outstanding derivative instruments:

June 30, 2026
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$239.3	Other assets	$0.1	Other liabilities	$0.3
Interest rate locks	146.8	Other assets	1.0	Other liabilities	-
Interest rate swaps	157.7	Other assets	8.4	Other liabilities	8.4

December 31, 2025
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$118.6	Other assets	$-	Other liabilities	$0.2
Interest rate locks	92.9	Other assets	0.6	Other liabilities	-
Interest rate swaps	156.6	Other assets	7.7	Other liabilities	7.7

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

Interest Rate Swaps

The back-to-back swaps mature in August 2026 to June 2037. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of June 30, 2026 and December 31, 2025, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon SOFR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of June 30, 2026 and December 31, 2025.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at June 30, 2026 and at December 31, 2025.

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

There were 40,000 and 217,000 antidilutive shares of common stock for the three months ended June 30, 2026 and 2025, respectively. There were 45,000 and 216,000 antidilutive shares of common stock for the six months ended  June 30, 2026 and  June 30, 2025

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In Thousands, except per share amounts)

Net income	$8,462	$7,727	$14,459	$10,763

Weighted average shares outstanding	17,114	17,989	17,243	18,127
Effect of dilutive potential common shares	70	15	65	16
Diluted weighted average shares outstanding	17,184	18,004	$17,308	$18,143

Basic earnings per share	$0.49	$0.43	$0.84	$0.59
Diluted earnings per share	$0.49	$0.43	$0.84	$0.59

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

The following table presents information about our assets recorded in the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	June 30, 2026	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$9,349	$-	$9,349	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	152,622	-	152,622	-
Private-label issued	5,027	-	5,027	-
Municipal securities	60,925	-	60,925	-
Other debt securities	9,425	-	9,425	-
Loans held for sale	151,688	-	151,688	-
Mortgage banking derivative assets	1,066	-	-	1,066
Interest rate swap assets	8,432	-	8,432	-
Liabilities
Mortgage banking derivative liabilities	306	-	-	306
Interest rate swap liabilities	8,432	-	8,432	-

		Fair Value Measurements Using

	December 31, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$10,113	$-	$10,113	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	152,309	-	152,309	-
Private-label issued	5,519	-	5,519	-
Municipal securities	54,107	-	54,107	-
Other debt securities	8,800	-	8,800	-
Loans held for sale	145,057	-	145,057	-
Mortgage banking derivative assets	650	-	-	650
Interest rate swap assets	7,660	-	7,660	-
Liabilities
Mortgage banking derivative liabilities	251	-	-	251
Interest rate swap liabilities	7,660	-	7,660	-

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$1,318	$595	$399	$851
Mortgage derivative (loss) gain, net	(558)	(260)	361	(516)
Mortgage derivative, net balance at the end of the period	$760	$335	$760	$335

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about assets recorded in the consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2026	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$318	$-	$-	$318

		Fair Value Measurements Using
	December 31, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$424	$-	$-	$424

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2026 and  December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	June 30,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2026	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$760	Pricing models	Pull through rate	71.0%	100.0%	89.6%
Real estate owned	318	Market approach	Discount rates applied to appraisals	30.8%	30.8%	30.8%

	December 31,
	2025
Mortgage banking derivatives	$399	Pricing models	Pull through rate	69.1%	99.6%	87.6%
Real estate owned	424	Market approach	Discount rates applied to appraisals	14.1%	57.1%	32.3%

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	June 30, 2026					December 31, 2025
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$38,201	$38,201	$38,201	$-	$-	$71,107	$71,107	$71,107	$-	$-
Loans receivable	1,683,881	1,661,155	-	-	1,661,155	1,675,552	1,632,248	-	-	1,632,248
FHLB stock	19,226	19,226	19,226	-	-	19,804	19,804	19,804	-	-
Accrued interest receivable	8,151	8,151	8,151	-	-	8,331	8,331	8,331	-	-
Mortgage servicing rights	1,142	1,533	-	-	1,533	1,030	1,294	-	-	1,294

Financial Liabilities
Deposits	1,420,981	1,420,692	525,553	895,139	-	1,437,272	1,436,939	504,626	932,313	-
Advance payments by borrowers for taxes	18,772	18,772	18,772	-	-	2,996	2,996	2,996	-	-
Borrowings	412,000	409,621	-	409,621	-	412,258	408,434	-	408,434	-
Accrued interest payable	4,107	4,107	4,107	-	-	3,558	3,558	3,558	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at June 30, 2026 and December 31, 2025.

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

Presented below is the segment information:

	As of or for the three months ended June 30, 2026
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$15,830	$164	$16	$16,010
Provision (credit) for credit losses	248	(12)	-	236
Net interest income after provision (credit) for credit losses	15,582	176	16	15,774

Noninterest income:	2,020	22,363	(143)	24,240

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,612	16,565	(203)	21,974
Occupancy, office furniture and equipment	942	628	-	1,570
Advertising	251	476	-	727
Data processing	722	557	-	1,279
Communications	105	121	-	226
Professional fees	197	103	-	300
Real estate owned	27	-	-	27
Loan processing expense	-	817	-	817
Other	741	1,676	42	2,459
Total noninterest expenses	8,597	20,943	(161)	29,379
Income before income tax expense	9,005	1,596	34	10,635
Income tax expense	1,741	425	7	2,173
Net income	$7,264	$1,171	$27	$8,462

Total Assets	$2,239,536	$185,807	$(172,584)	$2,252,759

	As of or for the three months ended June 30, 2025
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$13,640	$53	$15	$13,708
Provision (credit) for credit losses	(19)	10	-	(9)
Net interest income after provision (credit) for credit losses	13,659	43	15	13,717

Noninterest income:	1,686	22,643	-	24,329

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,027	16,312	(218)	21,121
Occupancy, office furniture and equipment	920	833	-	1,753
Advertising	219	527	-	746
Data processing	806	507	-	1,313
Communications	99	158	-	257
Professional fees	196	303	1	500
Real estate owned	(8)	-	-	(8)
Loan processing expense	-	817	-	817
Other	466	1,230	182	1,878
Total noninterest expenses	7,725	20,687	(35)	28,377
Income before income tax expense	7,620	1,999	50	9,669
Income tax expense	1,400	531	11	1,942
Net income	$6,220	$1,468	$39	$7,727

Total Assets	$2,480,038	$197,497	$(420,975)	$2,256,560

	As of or for the six months ended June 30, 2026
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$31,056	$378	$39	$31,473
Provision (credit) for credit losses	532	(32)	-	500
Net interest income after provision (credit) for credit losses	30,524	410	39	30,973

Noninterest income:	3,173	41,484	(189)	44,468

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	11,187	31,036	(407)	41,816
Occupancy, office furniture and equipment	2,045	1,491	-	3,536
Advertising	463	881	-	1,344
Data processing	1,487	1,047	3	2,537
Communications	217	267	-	484
Professional fees	425	255	3	683
Real estate owned	29	-	-	29
Loan processing expense	-	1,846	-	1,846
Other	1,339	3,453	187	4,979
Total noninterest expenses	17,192	40,276	(214)	57,254
Income before income tax expense	16,505	1,618	64	18,187
Income tax expense	3,279	435	14	3,728
Net income	$13,226	$1,183	$50	$14,459

	As of or for the six months ended June 30, 2025
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$26,043	$205	$36	$26,284
Provision (credit) for credit losses	(537)	(30)	-	(567)
Net interest income after provision (credit) for credit losses	26,580	235	36	26,851

Noninterest income:	3,034	38,374	18	41,426

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	10,239	28,366	(437)	38,168
Occupancy, office furniture and equipment	1,996	1,686	-	3,682
Advertising	390	1,079	-	1,469
Data processing	1,518	1,005	2	2,525
Communications	199	293	-	492
Professional fees	543	1,676	17	2,236
Real estate owned	(18)	-	-	(18)
Loan processing expense	-	1,737	-	1,737
Other	1,062	2,981	393	4,436
Total noninterest expenses	15,929	38,823	(25)	54,727
Income (loss) before income tax expense	13,685	(214)	79	13,550
Income tax expense (benefit)	2,827	(57)	17	2,787
Net income (loss)	$10,858	$(157)	$62	$10,763

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and six months ended June 30, 2026 and 2025 and the financial condition as of June 30, 2026 compared to the financial condition as of December 31, 2025.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and six months ended June 30, 2026 and 2025, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Significant Items

There were no significant items that impacted earnings for the three and six months ended June 30, 2026 and 2025.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended June 30, 2026 and 2025

Net income totaled $7.3 million for the three months ended June 30, 2026 compared to $6.2 million for the three months ended June 30, 2025. Net interest income increased $2.2 million to $15.8 million for the three months ended June 30, 2026 compared to $13.6 million for the three months ended June 30, 2025.  Interest expense on borrowings decreased $566,000 as growth in time deposits allowed us to carry a lower average balance of FHLB advances and interest expense on deposits decreased $932,000 as accounts repriced at a lower rate and transitioned to more money market accounts.

There was a provision for credit losses of $248,000 for the three months ended June 30, 2026 compared to a negative provision for credit losses of $19,000 for the three months ended June 30, 2025. The provision for credit losses of $248,000 consisted of a $171,000 provision related to loans and $77,000 provision related to unfunded commitments for the three months ended June 30, 2026. The current quarter increase was primarily due to increases in commercial real estate external qualitative factors. The provision for credit losses related to unfunded loan commitments for the quarter ended June 30, 2026 was due primarily to an increase of business and commercial real estate loans in the loan pipeline balance at quarter end.

Compensation, payroll taxes, and other employee benefits expense increased $585,000 to $5.6 million compared to the quarter ending June 30, 2025 primarily due to increased health insurance expense and ESOP expense as the average market price per share increased compared to the prior year.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended June 30, 2026 and 2025

Net income totaled $1.2 million for the three months ended June 30, 2026 compared to a net income of $1.5 million for the three months ended June 30, 2025. We originated $621.8 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended June 30, 2026, which represents an increase of $33.0 million, or 5.6%, from the $588.8 million originated during the three months ended June 30, 2025. Origination volume relative to purchase activity accounted for 88.6% of originations for the quarter ended June 30, 2026 compared to 91.7% of total originations for the quarter ended June 30, 2025. Total mortgage banking noninterest income decreased $280,000, or 1.2%, to $22.4 million during the three months ended June 30, 2026 compared to $22.6 million during the three months ended June 30, 2025.  The decrease in mortgage banking noninterest income was related to a decrease in gross margin on loans originated and sold for the three months ended June 30, 2026 compared to June 30, 2025.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing-retained basis. Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Total compensation, payroll taxes and other employee benefits increased $253,000, or 1.6%, to $16.6 million for the three months ended June 30, 2026 compared to $16.3 million for the three months ended June 30, 2025. The increase primarily related to increased commission expense, manager pay expense, production incentive expense, and salary expense offset by a decrease in health insurance expense.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended June 30,
	2026	2025
	(Dollars In Thousands, except per share amounts)

Net income	$8,462	$7,727
Earnings per share - basic	0.49	0.43
Earnings per share - diluted	0.49	0.43
Annualized return on average assets	1.52%	1.39%
Annualized return on average equity	9.65%	9.04%

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

	Three months ended June 30,
	2026			2025
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,799,170	$26,610	5.93%	$1,812,065	$25,875	5.73%
Mortgage related securities(2)	185,513	1,479	3.20%	173,220	1,253	2.90%
Debt securities, federal funds sold and short-term investments(2) (3)	136,901	1,497	4.39%	131,710	1,557	4.74%
Total interest-earning assets	2,121,584	29,586	5.59%	2,116,995	28,685	5.43%

Noninterest-earning assets	109,031			105,382
Total assets	$2,230,615			$2,222,377

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$93,170	25	0.11%	$89,548	24	0.11%
Money market and savings accounts	354,112	1,909	2.16%	320,908	1,656	2.07%
Time deposits - retail	817,261	7,280	3.57%	830,550	8,501	4.11%
Time deposits -brokered	86,441	821	3.81%	72,533	786	4.35%
Total interest-bearing deposits	1,350,984	10,035	2.98%	1,313,539	10,967	3.35%
Borrowings	399,510	3,541	3.56%	437,784	4,010	3.67%
Total interest-bearing liabilities	1,750,494	13,576	3.11%	1,751,323	14,977	3.43%

Noninterest-bearing liabilities
Noninterest-bearing deposits	87,072			85,665
Other noninterest-bearing liabilities	41,506			42,669
Total noninterest-bearing liabilities	128,578			128,334
Total liabilities	1,879,072			1,879,657
Equity	351,543			342,720
Total liabilities and equity	$2,230,615			$2,222,377

Net interest income / Net interest rate spread (4)		16,010	2.48%		13,708	2.00%
Net interest-earning assets (5)	$371,090			$365,672
Net interest margin (6)			3.03%			2.60%
Average interest-earning assets to average interest-bearing liabilities			121.20%			120.88%

__________

(1)	Interest income includes net deferred loan fee amortization income of $201,000 and ($55,000) for the three months ended June 30, 2026 and 2025, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 4.67% and 4.93% for the three months ended June 30, 2026 and 2025, respectively.

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

	Three months ended June 30,
	2026 versus 2025
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(189)	$924	$735
Mortgage related securities(3)	92	134	226
Other earning assets(3) (4)	70	(130)	(60)
Total interest-earning assets	(27)	928	901

Interest expense:
Demand accounts	1	-	1
Money market and savings accounts	178	75	253
Time deposits - retail	(133)	(1,088)	(1,221)
Time deposits - brokered	100	(65)	35
Total interest-bearing deposits	146	(1,078)	(932)
Borrowings	(348)	(121)	(469)
Total interest-bearing liabilities	(202)	(1,199)	(1,401)
Net change in net interest income	$175	$2,127	$2,302

______________

(1)	Interest income includes net deferred loan fee amortization income of $201,000 and ($55,000) for the three months ended June 30, 2026 and 2025, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 4.67% and 4.93% for the three months ended June 30, 2026 and 2025, respectively.

Net interest income increased $2.3 million, or 16.8%, to $16.0 million during the three months ended June 30, 2026 compared to $13.7 million during the three months ended June 30, 2025 primarily due to increased yields on our loan and securities portfolios as well as decreased cost of deposits and borrowings as replacement rates decreased compared to the prior year period.

●	Interest income on loans increased $735,000, or 2.8%, to $26.6 million due primarily to a 20 basis point increase in average yield on loans as loans repricing at higher interest rates.
●

Interest expense on retail time deposits decreased $1.2 million, or 14.4%, to $7.3 million primarily due to the 54 basis point decrease in average cost of retail time deposits compared to the prior year period. There was also a $13.3 million decrease in the average balance of retail time deposits. Interest expense on brokered time deposits increased $35,000 due primarily to the increase of $13.9 million in average brokered time deposits.

●

Interest expense on money market, savings, and escrow accounts increased $253,000, or 15.3%, to $1.9 million due primarily to the increase in average balance of $33.2 million. Additionally, the average cost of money market, savings, and escrow accounts as rates increased to attract new account openings increased nine basis points.

●

Interest expense on borrowings decreased $469,000, or 11.7%, to $3.5 million due to a $38.3 million decrease in the average balance of borrowings during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 as we transitioned to more time deposits and money market accounts. Additionally, the average cost of borrowings decreased by 11 basis points as there were fed funds rate cuts over the past year.

Provision for Credit Losses

There was a provision for credit losses of $236,000 for the three months ended June 30, 2026 compared to a negative $9,000 provision for credit losses for the three months ended June 30, 2025. The $236,000 provision for credit losses consisted of a $159,000 provision related to loans and a provision related to unfunded commitments of $77,000 for the three months ended June 30, 2026. During the three months ended June 30, 2026, the increase was primarily due to increases in commercial real estate external qualitative factors. The provision for credit losses related to unfunded loan commitments for the quarter ended June 30, 2026 was due primarily to an increase of business and commercial real estate loans in the loan pipeline balance at quarter end.

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

Noninterest Income

	Three months ended June 30,
	2026	2025	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$463	$413	$50	12.1%
Increase in cash surrender value of life insurance	1,135	1,014	121	11.9%
Mortgage banking income	22,144	22,559	(415)	(1.8)%
Other	498	343	155	45.2%
Total noninterest income	$24,240	$24,329	$(89)	(0.4)%

Total noninterest income decreased $89,000 or 0.4%, to $24.2 million during the three months ended June 30, 2026 compared to $24.3 million during the three months ended June 30, 2025.

●	The decrease in mortgage banking income was primarily the result of a decrease in gross margin on loans originated offset by an increase in loan origination volumes. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Gross margin on loans originated and sold decreased 6.2% at the mortgage banking segment. Total loan origination volume on a consolidated basis increased $25.7 million, or 4.4%, to $614.7 million during the three months ended June 30, 2026 compared to $589.0 million during the three months ended June 30, 2025.
●	Other income increased due to a gain on sale of land at the community banking segment.

	Three months ended June 30,
	2026	2025	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$21,974	$21,121	$853	4.0%
Occupancy, office furniture, and equipment	1,570	1,753	(183)	(10.4)%
Advertising	727	746	(19)	(2.5)%
Data processing	1,279	1,313	(34)	(2.6)%
Communications	226	257	(31)	(12.1)%
Professional fees	300	500	(200)	(40.0)%
Real estate owned	27	(8)	35	(437.5)%
Loan processing expense	817	817	-	0.0%
Other	2,459	1,878	581	30.9%
Total noninterest expenses	$29,379	$28,377	$1,002	3.5%

Total noninterest expenses increased $1.0 million, or 3.5%, to $29.4 million during the three months ended June 30, 2026 compared to $28.4 million during the three months ended June 30, 2025.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment increased $253,000, or 1.6%, to $16.6 million during the three months ended June 30, 2026. The increase primarily related to increased commission expense, manager pay expense, production incentive expense, and salary expense offset by a decrease in health insurance expense.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $585,000, or 11.6%, to $5.6 million during the three months ended June 30, 2026. The increase primarily related to increased health insurance expense and ESOP expense as the average market price per share increased compared to the prior year.
●	Occupancy, office furniture and equipment expense decreased during the three months ended June 30, 2026, primarily resulting from decreases in rent expense and final snow plowing expenses.
●	Professional fees decreased during the three months ended June 30, 2026 primarily related to a decrease in legal fees at the mortgage banking segment.
●	Other noninterest expense decreased during the three months ended June 30, 2026 primarily related to an increase in provision for branch losses, provision for loan sale losses, and office expenses.

Income Taxes

Income tax expense totaled $2.2 million for the three months ended June 30, 2026 compared to $1.9 million during the three months ended June 30, 2025. The increase was primarily due to the increase in pre-tax income. Income tax expense was recognized on the statement of income during the three months ended June 30, 2026 at an effective rate of 20.4% of pretax income compared to the three months ended June 30, 2025 at an effective rate of 20.1% of pretax income.

Comparison of Community Banking Segment Results of Operations for the Six Months Ended June 30, 2026 and 2025

Net income totaled $13.2 million for the six months ended June 30, 2026 compared to $10.9 million for the six months ended June 30, 2025. Net interest income increased $5.0 million to $31.1 million for the six months ended June 30, 2026 compared to $26.0 million for the six months ended June 30, 2025.  Interest expense on borrowings decreased $1.3 million as growth in average deposits allowed us to carry a lower average balance of FHLB advances along with a decrease in short-term FHLB weighted average cost and interest expense on deposits decreased $1.9 million as accounts repriced at a lower rate and transitioned to more money market accounts.

There was a provision for credit losses of $532,000 for the six months ended June 30, 2026 compared to a negative provision for credit losses of $532,000 for the six months ended June 30, 2025. The provision for credit losses of $532,000 consisted of a $411,000 provision related to loans and $121,000 provision related to unfunded commitments for the six months ended June 30, 2026. The increase was primarily due to increases in multi-family, commercial real estate, and construction loan balances along with an increase in multifamily and commercial real estate qualitative factors. The provision for credit losses related to unfunded loan commitments was due primarily to an increase in the loan pipeline balance at the current quarter end compared to the prior year end.

Compensation, payroll taxes, and other employee benefits expense increased $948,000 to $11.2 million for the six months ended June 30, 2026 compared to $10.2 million for the six months ended June 30, 2025. primarily due to increases in health insurance, salary expense from annual raises, variable compensation, restricted stock expense due to new directors and executive grants, and ESOP compensation as average share price has risen year-over-year.

Comparison of Mortgage Banking Segment Results of Operations for the Six Months Ended June 30, 2026 and 2025

Net income totaled $1.2 million for the six months ended June 30, 2026 compared to a net loss of $157,000 for the six months ended June 30, 2025. We originated $1.13 billion in mortgage loans held for sale (including sales to the community banking segment) during the six months ended June 30, 2026, which represents an increase of $153.6 million, or 15.7%, from the $976.6 million originated during the six months ended June 30, 2025. The increase in loan production volume was driven by a $47.3 million, or 5.4%, increase in purchase products and a $106.2 million, or 106.3%, increase in refinance products. Loans originated for the purchase of a residential property comprised 82.0% of total originations during the six months ended June 30, 2026, compared to 90.0% of total originations during the six months ended June 30, 2025, respectively. Total mortgage banking noninterest income increased $3.1 million, or 8.1%, to $41.5 million during the six months ended June 30, 2026 compared to $38.4 million during the six months ended June 30, 2025.  The increase in mortgage banking noninterest income was related to a 15.7% increase in volume and was partially offset by a 7.0% decrease in gross margin on loans originated and sold for the six months ended June 30, 2026 compared to June 30, 2025.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing-retained basis. Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

Total compensation, payroll taxes and other employee benefits increased $2.7 million, or 9.4%, to $31.0 million for the six months ended June 30, 2026 compared to $28.4 million for the six months ended June 30, 2025. The increase primarily related to increased commission expense due to an increase in fundings, manager pay expense as profitability improved, production incentive expense, and salary expense offset by a decrease in health insurance expense.

Consolidated Waterstone Financial, Inc. Results of Operations

	Six months ended June 30,
	2026	2025
	(Dollars In Thousands, except per share amounts)

Net income	$14,459	$10,763
Earnings per share - basic	0.84	0.59
Earnings per share - diluted	0.84	0.59
Annualized return on average assets	1.31%	0.99%
Annualized return on average equity	8.26%	6.32%

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

	Six months ended June 30,
	2026			2025
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,793,982	$52,561	5.91%	$1,790,461	$50,953	5.74%
Mortgage related securities(2)	184,751	2,933	3.20%	172,090	2,444	2.86%
Debt securities, federal funds sold and short-term investments(2) (3)	137,378	3,107	4.56%	127,379	3,043	4.82%
Total interest-earning assets	2,116,111	58,601	5.58%	2,089,930	56,440	5.45%

Noninterest-earning assets	108,743			105,094
Total assets	$2,224,854			$2,195,024

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$91,660	48	0.11%	$88,477	46	0.10%
Money market and savings accounts	348,793	3,811	2.20%	310,853	3,215	2.09%
Time deposits - retail	817,142	14,689	3.63%	824,614	17,253	4.22%
Time deposits - brokered	98,251	1,860	3.82%	84,749	1,785	4.25%
Total interest-bearing deposits	1,355,846	20,408	3.04%	1,308,693	22,299	3.44%
Borrowings	388,535	6,720	3.49%	417,531	7,857	3.79%
Total interest-bearing liabilities	1,744,381	27,128	3.14%	1,726,224	30,156	3.52%

Noninterest-bearing liabilities
Noninterest-bearing deposits	88,018			83,033
Other noninterest-bearing liabilities	39,245			42,507
Total noninterest-bearing liabilities	127,263			125,540
Total liabilities	1,871,644			1,851,764
Equity	353,210			343,260
Total liabilities and equity	$2,224,854			$2,195,024

Net interest income / Net interest rate spread (4)		31,473	2.44%		26,284	1.93%
Net interest-earning assets (5)	$371,730			$363,706
Net interest margin (6)			3.00%			2.54%
Average interest-earning assets to average interest-bearing liabilities			121.31%			121.07%

__________

(1)	Interest income includes net deferred loan fee amortization income of $387,000 and $151,000 for the six months ended June 30, 2026 and 2025, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 4.83% and 5.01% for the six months ended June 30, 2026 and 2025, respectively.

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

	Six months ended June 30,
	2026 versus 2025
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$100	$1,508	$1,608
Mortgage related securities(3)	187	302	489
Other earning assets(3) (4)	234	(170)	64
Total interest-earning assets	521	1,640	2,161

Interest expense:
Demand accounts	6	(4)	2
Money market and savings accounts	416	180	596
Time deposits - retail	(156)	(2,408)	(2,564)
Time deposits - brokered	205	(130)	75
Total interest-bearing deposits	471	(2,362)	(1,891)
Borrowings	(531)	(606)	(1,137)
Total interest-bearing liabilities	(60)	(2,968)	(3,028)
Net change in net interest income	$581	$4,608	$5,189

______________

(1)	Interest income includes net deferred loan fee amortization income of $387,000 and $151,000 for the six months ended June 30, 2026 and 2025, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 4.83% and 5.01% for the six months ended June 30, 2026 and 2025, respectively.

Net interest income increased $5.2 million, or 19.7%, to $31.5 million during the six months ended June 30, 2026 compared to $26.3 million during the six months ended June 30, 2025 primarily due to increased yields on our loan and securities portfolios as well as decreased cost of deposits and borrowings as replacement rates decreased compared to the prior year period.

●	Interest income on loans increased $1.6 million, or 3.2%, to $52.6 million due primarily to a 17 basis point increase in average yield on loans as loans repricing at higher interest rates.
●

Interest expense on retail time deposits decreased $2.6 million, or 14.9%, to $14.7 million primarily due to the 59 basis point decrease in average cost of retail time deposits compared to the prior year period. There was also a $7.5 million decrease in the average balance of retail time deposits. Interest expense on brokered time deposits increased $75,000 due to the increase of $13.5 million in average brokered time deposits.

●

Interest expense on money market, savings, and escrow accounts increased $596,000, or 18.5%, to $3.8 million due primarily to the increase in the average balance of $37.9 million. Additionally, the average cost of money market, savings, and escrow accounts as rates increased 11 basis points to attract new account openings.

●

Interest expense on borrowings decreased $1.1 million, or 14.5%, to $6.7 million due to a $29.0 million decrease in the average balance of borrowings during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 as we transitioned to more time deposits and money market accounts. Additionally, the average cost of borrowings decreased by 30 basis points as there were fed funds rate cuts over the past year.

Provision for Credit Losses

There was a provision for credit losses of $500,000 for the six months ended June 30, 2026 compared to a negative $567,000 provision for credit losses for the six months ended June 30, 2025. The $500,000 provision for credit losses consisted of a $379,000 provision related to loans and a provision related to unfunded commitments of $121,000 for the six months ended June 30, 2026. The increase was primarily due to increases in multi-family, commercial real estate, and construction loan balances along with an increase in multifamily and commercial real estate qualitative factors. The provision for credit losses related to unfunded loan commitments was due primarily to an increase in the loan pipeline balance at the current quarter end compared to the prior year end.

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

Noninterest Income

	Six months ended June 30,
	2026	2025	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$837	$1,006	$(169)	(16.8)%
Increase in cash surrender value of life insurance	1,684	1,495	189	12.6%
Mortgage banking income	41,094	38,287	2,807	7.3%
Other	853	638	215	33.7%
Total noninterest income	$44,468	$41,426	$3,042	7.3%

Total noninterest income increased $3.0 million or 7.3%, to $44.5 million during the three months ended June 30, 2026 compared to $41.4 million during the three months ended June 30, 2025.

●	The decrease in service charges on loans and deposits was primarily due to a decrease in loan prepayment penalties.
●	The increase in the increase in cash surrender value of life insurance is primarily due to an increase in dividend rate.
●	The increase in mortgage banking income was primarily the result of an increase in loan origination volumes offset by a decrease in gross margin on loans originated. Total loan origination volume on a consolidated basis increased $143.5 million, or 14.7%, to $1.12 billion during the six months ended June 30, 2026 compared to $976.7 million during the six months ended June 30, 2025. Offsetting the increase in originations, gross margin on loans originated and sold decreased at the mortgage banking segment. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Results of Operations for the Six Months Ended June 30, 2026 and 2025" above for additional discussion of the increase in mortgage banking income.
●	The increase in other income was primarily due to a sale of land at the community banking segment and servicing fee income.

	Six months ended June 30,
	2026	2025	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$41,816	$38,168	$3,648	9.6%
Occupancy, office furniture, and equipment	3,536	3,682	(146)	(4.0)%
Advertising	1,344	1,469	(125)	(8.5)%
Data processing	2,537	2,525	12	0.5%
Communications	484	492	(8)	(1.6)%
Professional fees	683	2,236	(1,553)	(69.5)%
Real estate owned	29	(18)	47	(261.1)%
Loan processing expense	1,846	1,737	109	6.3%
Other	4,979	4,436	543	12.2%
Total noninterest expenses	$57,254	$54,727	$2,527	4.6%

Total noninterest expenses increased $2.5 million, or 4.6%, to $57.3 million during the six months ended June 30, 2026 compared to $54.7 million during the six months ended June 30, 2025.

●	Compensation, payroll taxes and other employee benefits expense at our community banking segment increased $948,000, or 9.3%, to $11.2 million during the six months ended June 30, 2026. The increase primarily related to increased commission expense due to an increase in fundings, manager pay expense as profitability improved, production incentive expense, and salary expense offset by a decrease in health insurance expense.
●	Compensation, payroll taxes and other employee benefits expense at the mortgage banking segment increased $2.7 million, or 9.4%, to $31.0 million for the six months ended June 30, 2026 compared to $28.4 million for the six months ended June 30, 2025. The increase primarily related to increased commission expense due to an increase in fundings, manager pay expense as profitability improved, production incentive expense, and salary expense offset by a decrease in health insurance expense.
●	Occupancy, office furniture and equipment expense decreased during the six months ended June 30, 2026, primarily due to a decrease in rent expense offset by an increase in depreciation expense.
●	Professional fees decreased during the six months ended June 30, 2026 primarily due to a decrease in legal fees at the mortgage banking segment as a settlement related to a prior year dispute was finalized during the six months ended March 31, 2025.
●	Other noninterest expense increased during the six months ended June 30, 2026 due primarily related to an increase in provision for loan sale losses, due and subscriptions, and amortization of mortgage servicing rights.

Income Taxes

Income tax expense totaled $3.7 million for the six months ended June 30, 2026 compared to $2.8 million during the six months ended June 30, 2025. The increase was primarily due to the increase in pre-tax income. Income tax expense was recognized on the statement of income during the six months ended June 30, 2026 at an effective rate of 20.5% of pretax income compared to the six months ended June 30, 2025 at an effective rate of 20.6% of pretax income.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets – Total assets decreased by $6.7 million, or 0.3%, to $2.25 billion at June 30, 2026 from $2.26 billion at December 31, 2025. The decrease in total assets primarily reflects a decrease in cash and cash equivalents, partially offset by increases in loans receivable, loans held for sale, and securities available for sale.

Cash and Cash Equivalents – Cash and cash equivalents decreased $32.9 million, or 46.3%, to $38.2 million at June 30, 2026, compared to $71.1 million at December 31, 2025. The decrease in cash and cash equivalents primarily reflects the increase in loans receivable, loans held for sale, and securities available for sale along with the decrease in deposits.

Securities Available for Sale – Securities available for sale increased $6.5 million to $237.3 million at June 30, 2026. The increase was primarily due to the purchases of securities exceeding paydowns and maturities offset by a decrease in fair value as longer term interest rates increased compared to prior year end.

Loans Held for Sale - Loans held for sale increased $6.6 to $151.7 million at June 30, 2026 as seasonal house buying activity increased.

Loans Receivable - Loans receivable held for investment increased $8.3 million to $1.68 billion at June 30, 2026. The increase in total loans receivable was primarily attributable to increases in each of the multi-family, construction, and commercial loan categories offset by decreases in the one-to-four family and commercial real estate loan categories.

The following table shows loan originations during the periods indicated.

	For the
	Six months ended June 30,
	2026	2025
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$36,169	$4,741
Multi-family	94,407	57,497
Home equity	3,953	2,369
Construction and land	138	3,065
Commercial real estate	51,319	12,092
Total real estate loans originated for investment	185,986	79,764
Consumer loans originated for investment	-	-
Commercial business loans originated for investment	873	2,259
Total loans originated for investment	$186,859	$82,023

Allowance for Credit Losses - Loans - The allowance for credit losses increased to $17.9 million at June 30, 2026.  There was a $379,000 provision for credit losses - loans for the six months ended June 30, 2026. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $3.9 million to $41.9 million at June 30, 2026. The increase was primarily due to increases in mortgage investor receivables, accounts receivable, back-to-back loan swap fair value adjustment, and the deferred tax asset for unrealized losses as long term interest rates increased.

Deposits – Total deposits decreased $16.3 million to $1.42 billion at June 30, 2026.  The increase was driven by a decrease of $37.2 million in time deposits offset by increases of $6.4 million in demand deposits and $14.5 million in money market and savings deposits.

Borrowings – Total borrowings decreased $258,000, or 0.1%, to $412.0 million at June 30, 2026.  The community banking segment increased its FHLB long-term borrowings by $103.0 million, decreased its short-term FHLB borrowings by $23.7 million, and paid off $80.0 million in long-term FHLB borrowings.  External short-term borrowings at the mortgage banking segment increased by a total of $435,000 at June 30, 2026 from December 31, 2025.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $15.8 million to $18.8 million at June 30, 2026. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $7.7 million to $49.9 million at June 30, 2026. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition, and these amounts remain classified as other liabilities until settled.

Shareholders’ Equity – Shareholders' equity increased $1.7 million to $351.1 million at June 30, 2026.  Shareholders' equity increased primarily due to net income offset by a decrease in the fair value of securities, shares repurchased, and dividends declared during the period.

ASSET QUALITY

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2026	2025
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$6,179	$5,861
Over four-family	239	177
Home equity	-	14
Construction and land	-	-
Commercial real estate	118	123
Commercial	-	-
Consumer	-	-
Total non-accrual loans	6,536	6,175

Real estate owned
One- to four-family	-	106
Commercial real estate	318	318
Total real estate owned	318	424
Total nonperforming assets	$6,854	$6,599

Total non-accrual loans to total loans, net	0.39%	0.37%
Total non-accrual loans to total assets	0.29%	0.27%
Total nonperforming assets to total assets	0.30%	0.29%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Six Months
	Ended June 30,
	2026	2025
	(In Thousands)

Balance at beginning of period	$6,175	$5,665
Additions	3,361	3,578
Transfers to real estate owned	-	-
Charge-offs	-	-
Returned to accrual status	(1,071)	(983)
Principal paydowns and other	(1,929)	(64)
Balance at end of period	$6,536	$8,196

Of the $6.5 million in total non-accrual loans as of June 30, 2026, $4.7 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans and there were no specific reserves as of June 30, 2026.  The remaining $1.8 million of non-accrual loans were reviewed on an aggregate basis as of June 30, 2026.

The outstanding principal balance of our five largest non-accrual loans as of June 30, 2026 totaled $3.2 million, which represents 48.9% of total non-accrual loans as of that date.  The loans held for investment at the mortgage segment were reviewed on an aggregate basis.

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

As of June 30, 2026 and December 31, 2025, there were no loans 90 or more days past due and still accruing interest.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At June 30,	At December 31,
	2026	2025
	(Dollars in Thousands)

Loans past due less than 90 days	$6,325	$9,575
Loans past due 90 days or more	4,298	4,832
Total loans past due	$10,623	$14,407

Total loans past due to total loans receivable	0.63%	0.86%

Past due loans decreased by $3.8 million, or 26.3%, to $10.6 million at June 30, 2026 from $14.4 million at December 31, 2025.  Loans past due less than 90 days decreased by $3.3 million, or 33.9%, primarily due to a decrease in the one-to four-family loan category. Loans past due 90 days or more decreased by $534,000,  or 11.1%, primarily in the one-to four-family loan category during the six months ended June 30, 2026.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Six Months
	Ended June 30,
	2026	2025
	(Dollars in Thousands)

Balance at beginning of period	$17,478	$18,247
Provision (credit) for credit losses - loans	379	(469)
Charge-offs:
Mortgage
One- to four-family	-	-
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	15	25
Commercial	-	-
Total charge-offs	15	25
Recoveries:
Mortgage
One- to four-family	36	37
Multi family	3	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	2	2
Consumer	1	8
Commercial	-	-
Total recoveries	42	47
Net charge-offs (recoveries)	(27)	(22)
Allowance for credit losses - loans at end of period	$17,884	$17,800

Ratios:
Allowance for credit losses to non-accrual loans at end of period	273.62%	217.18%
Allowance for credit losses to loans receivable at end of period	1.06%	1.07%
Net recoveries to average loans outstanding (annualized)	(0.00)%	(0.00)%
Current year provision (credit) for credit losses - loans to net recoveries	(1403.70)%	2131.82%
Net recoveries (annualized) to beginning of the year allowance	(0.31)%	(0.24)%

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

During the six months ended June 30, 2026, primary uses of cash and cash equivalents included: $1.12 billion in funding loans held for sale, $8.3 million to fund loans receivable, $14.2 million for purchases of mortgage related securities, $5.7 million for purchases of debt securities, $23.2 million for payoffs of short-term borrowings, $80.0 million for payoffs of long-term borrowings, $16.3 million for a decrease in deposits, $5.5 million for cash dividends paid, and $8.1 million for purchases of our common stock.

During the six months ended June 30, 2026, primary sources of cash and cash equivalents included: $1.15 billion in proceeds from the sale of loans held for sale, $103.0 million in long-term borrowings, $13.9 million in principal repayments on mortgage related securities, $2.4 million in sales of FHLB stock, $585,000 in maturities of debt securities, $1.0 million in proceeds from exercised stock options, and $14.5 million in net income.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2026 and 2025, respectively, $38.2 million and $70.9 million of our assets were invested in cash and cash equivalents. At June 30, 2026, cash and cash equivalents were comprised of the following: $32.7 million in cash held at the Federal Reserve Bank and other depository institutions and $5.5 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, advances from the FHLB and the Federal Reserve, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2026, we had $213.0 million in long term advances from the FHLB with contractual maturity dates in 2027, 2028, 2029, 2030, and 2031.  See Note 6 - Borrowings of the notes to unaudited consolidated financial statements for additional information about the remaining call option details of our FHLB long-term debt.

The Company had approximately $397.9 million of uninsured deposits for approximately 1,551 customers as of June 30, 2026. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limits.

At June 30, 2026, we had outstanding commitments to originate loans receivable of $57.6 million.  In addition, at June 30, 2026, we had unfunded commitments under construction loans of $29.6 million, unfunded commitments under business lines of credit of $11.4 million and unfunded commitments under home equity lines of credit and standby letters of credit of $13.2 million.  At June 30, 2026, certificates of deposit scheduled to mature in one year or less totaled $864.9 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At June 30, 2026, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $20.8 million.

Capital

The Company's Board of Directors authorized a 2.0 million share stock repurchase program on April 27, 2026. As of June 30, 2026, the Company has approximately 2.0 million shares remaining in the program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At June 30, 2026, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended June 30, 2026, we entered into $20.0 million of new long-term debt, repaid $50.0 million of existing long-term debt, and borrowed an additional $28.5 million in short-term debt.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2026 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of June 30, 2026
Dollar Change	$(4,745)	$(2,186)	$(662)	$730
Percentage Change	(7.35)%	(3.39)%	(1.03)%	1.13%

At June 30, 2026, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 1.37% while a 100 basis point decrease in rates had the effect of increasing net interest income by 0.06%.

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

Item 1A. Risk Factors

The following risk factors applicable to the Company supplement those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and should be read in conjunction therewith.

Risk Related to Mortgage Banking Operations

The profitability of our mortgage banking operations depend significantly on the margins we earn from our mortgage banking activities, which include originating and selling residential mortgage loans.  Mortgage banking margins are volatile and influenced by several factors beyond our control including market interest rates and related demand for residential loans from both consumers, as well as investors to whom we sell the loans that we have originated.  During the quarter ended June 30, 2026 the results of operations for our mortgage baking operations were negatively impacted by lower sales margins received from investors in the secondary market.  Continued lower sales margins received upon the sale of mortgage loans could have a negative impact on the result of operations of the mortgage banking segment, and the profitability of consolidated results of operations for the Company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Following are the Company’s monthly common stock repurchases during the second quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
April 1, 2026 - April 30, 2026	95,914	$18.39	95,914	2,126,666
May 1, 2026 - May 31, 2026	89,054	18.40	89,054	2,037,612
June 1, 2026 - June 30, 2026	15,000	18.53	15,000	2,022,612
Total	199,968	$18.40	199,968

(a)	On April 27, 2026, the Board of Directors announced the authorization of the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. This plan has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: August 6, 2026
/s/ William F. Bruss
William F. Bruss
Chief Executive Officer Principal Executive Officer
Date: August 6, 2026
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer