Form 10-Q
period 2026-09-30
Waterstone Financial, Inc.
filed 2026-11-13
CIK 1569994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 17,987,528 at October 31, 2026.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2026	December 31, 2025
	(In Thousands, except share and per share data)
Assets
Cash	$48,769	$63,560
Federal funds sold	5,843	7,255
Interest-earning deposits in other financial institutions and other short term investments	291	292
Cash and cash equivalents	54,903	71,107
Securities available for sale, at fair value (cost: 2026—$266,020; 2025—$246,579)	238,139	230,848
Loans held for sale, at fair value	111,014	145,057
Loans receivable	1,698,019	1,675,552
Less: Allowance for credit losses ("ACL") - loans	17,762	17,478
Loans receivable, net	1,680,257	1,658,074

Office properties and equipment, net	18,804	18,855
Federal Home Loan Bank stock, at cost	17,161	19,804
Cash surrender value of life insurance	79,814	77,353
Real estate owned, net	934	424
Prepaid expenses and other assets	52,006	37,985
Total assets	$2,253,032	$2,259,507

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$179,705	$175,595
Money market and savings deposits	344,187	329,031
Time deposits	915,574	932,646
Total deposits	1,439,466	1,437,272

Borrowings	391,343	412,258
Advance payments by borrowers for taxes	25,608	2,996
Other liabilities	49,679	57,589
Total liabilities	1,906,096	1,910,115
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock (par value $.01 per share) authorized - 50,000,000 shares at September 30, 2026 and at December 31, 2025, no shares issued	-	-
Common stock (par value $.01 per share) authorized - 100,000,000 shares at September 30, 2026 and at December 31, 2025, issued and outstanding - 17,987,528 at September 30, 2026 and 18,359,717 at December 31, 2025	180	184
Additional paid-in capital	72,232	78,014
Retained earnings	304,881	292,957
Unearned ESOP shares	(8,605)	(9,496)
Accumulated other comprehensive loss, net of taxes	(21,752)	(12,267)
Total shareholders’ equity	346,936	349,392
Total liabilities and shareholders’ equity	$2,253,032	$2,259,507

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In Thousands, except per share amounts)

Interest income:
Loans	$26,955	$26,625	$79,516	$77,578
Mortgage-related securities	1,506	1,365	4,439	3,809
Debt securities, federal funds sold and short-term investments	1,582	1,566	4,689	4,609
Total interest income	30,043	29,556	88,644	85,996
Interest expense:
Deposits	10,183	10,527	30,591	32,826
Borrowings	3,444	4,290	10,164	12,147
Total interest expense	13,627	14,817	40,755	44,973
Net interest income	16,416	14,739	47,889	41,023
Provision (credit) for credit losses	443	(269)	943	(836)
Net interest income after provision (credit) for credit losses	15,973	15,008	46,946	41,859
Noninterest income:
Service charges on loans and deposits	473	618	1,310	1,624
Increase in cash surrender value of life insurance	597	526	2,281	2,021
Mortgage banking income	17,493	20,875	58,587	59,162
Other	727	283	1,580	921
Total noninterest income	19,290	22,302	63,758	63,728
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	20,159	20,534	61,975	58,702
Occupancy, office furniture, and equipment	1,751	1,688	5,287	5,370
Advertising	605	712	1,949	2,181
Data processing	1,318	1,210	3,855	3,735
Communications	281	249	765	741
Professional fees	354	380	1,037	2,616
Real estate owned	(31)	4	(2)	(14)
Loan processing expense	696	688	2,542	2,425
Other	2,529	2,001	7,508	6,437
Total noninterest expenses	27,662	27,466	84,916	82,193
Income before income taxes	7,601	9,844	25,788	23,394
Income tax expense	1,427	1,918	5,155	4,705
Net income	$6,174	$7,926	$20,633	$18,689
Income per share:
Basic	$0.36	$0.45	$1.20	$1.04
Diluted	$0.36	$0.45	$1.19	$1.04
Weighted average shares outstanding:
Basic	17,104	17,639	17,196	17,962
Diluted	17,189	17,671	17,270	17,985

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Net income	$6,174	$7,926	$20,633	$18,689

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax (benefit) expense of ($2,345), $564, ($2,665), and $1,546, respectively	(8,346)	2,005	(9,485)	5,499
Total other comprehensive (loss) income	(8,346)	2,005	(9,485)	5,499
Comprehensive (loss) income	$(2,172)	$9,931	$11,148	$24,188

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the nine months ended September 30, 2025
Balances at December 31, 2024	19,343	$193	$91,214	$277,196	$(10,682)	$(18,786)	$339,135

Comprehensive income:
Net income	-	-	-	18,689	-	-	18,689
Other comprehensive income	-	-	-	-	-	5,499	5,499
Total comprehensive income							24,188

ESOP shares committed to be released to plan participants	-	-	182	-	890	-	1,072
Cash dividend, $0.45 per share	-	-	-	(8,017)	-	-	(8,017)
Stock compensation activity, net of tax	196	2	2,264	-	-	-	2,266
Stock compensation expense	-	-	336	-	-	-	336
Purchase of common stock returned to authorized but unissued	(1,015)	(10)	(13,475)	-	-	-	(13,485)
Balances at September 30, 2025	18,524	$185	$80,521	$287,868	$(9,792)	$(13,287)	$345,495

For the nine months ended September 30, 2026
Balances at December 31, 2025	18,360	$184	$78,014	$292,957	$(9,496)	$(12,267)	$349,392

Comprehensive income:
Net income	-	-	-	20,633	-	-	20,633
Other comprehensive loss	-	-	-	-	-	(9,485)	(9,485)
Total comprehensive income							11,148

ESOP shares committed to be released to plan participants	-	-	612	-	891	-	1,503
Cash dividend, $0.51 per share	-	-	-	(8,709)	-	-	(8,709)
Stock compensation activity, net of tax	74	1	1,236	-	-	-	1,237
Stock compensation expense	-	-	441	-	-	-	441
Purchase of common stock returned to authorized but unissued	(446)	(5)	(8,071)	-	-	-	(8,076)
Balances at September 30, 2026	17,988	$180	$72,232	$304,881	$(8,605)	$(21,752)	$346,936

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands, except per share amounts)
For the three months ended September 30, 2025
Balances at June 30, 2025	18,776	188	84,106	282,578	(10,089)	(15,292)	$341,491

Comprehensive income:
Net income	-	-	-	7,926	-	-	7,926
Other comprehensive income	-	-	-	-	-	2,005	2,005
Total comprehensive income							9,931

ESOP shares committed to be released to Plan participants	-	-	81	-	297	-	378
Cash dividend, $0.15 per share	-	-	-	(2,636)	-	-	(2,636)
Stock compensation activity, net of tax	18	-	1	-	-	-	1
Stock compensation expense	-	-	148	-	-	-	148
Purchase of common stock returned to authorized but unissued	(270)	(3)	(3,815)	-	-	-	(3,818)
Balances at September 30, 2025	18,524	$185	$80,521	$287,868	$(9,792)	$(13,287)	$345,495

For the three months ended September 30, 2026
Balances at June 30, 2026	17,975	180	71,637	301,620	(8,902)	(13,406)	351,129
Comprehensive loss:
Net income	-	-	-	6,174	-	-	6,174
Other comprehensive loss	-	-	-	-	-	(8,346)	(8,346)
Total comprehensive loss							(2,172)

ESOP shares committed to be released to Plan participants	-	-	246	-	297	-	543
Cash dividend, $0.17 per share	-	-	-	(2,913)	-	-	(2,913)
Stock compensation activity, net of tax	13	-	210	-	-	-	210
Stock compensation expense	-	-	139	-	-	-	139
Purchase of common stock returned to authorized but unissued	-	-	-	-	-	-	-
Balances at September 30, 2026	17,988	$180	$72,232	$304,881	$(8,605)	$(21,752)	$346,936

See accompanying notes to unaudited consolidated financial statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2026	2025
	(In Thousands)

Operating activities:
Net income	$20,633	$18,689
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	943	(836)
Depreciation, amortization, accretion	2,555	1,862
Deferred taxes	(162)	493
Stock based compensation	441	336
Origination of mortgage servicing rights	(621)	(480)
Gain on sale of loans held for sale	(57,673)	(60,288)
Gain on sale of mortgage servicing rights	(391)	-
Loans originated for sale	(1,619,008)	(1,512,282)
Proceeds on sales of loans originated for sale	1,710,724	1,572,803
Increase in accrued interest receivable	(185)	(253)
Increase in cash surrender value of life insurance	(2,281)	(2,021)
(Increase) decrease in derivative assets	(5,925)	5,113
(Decrease) increase in accrued interest on deposits and borrowings	(333)	475
(Increase) decrease in accrued taxes	(1,324)	1,368
Decrease (increase) in derivative liabilities	4,672	(4,801)
(Increase) decrease in other assets	(4,949)	906
Increase (decrease) in other liabilities	422	(74)
Net cash provided by operating activities	47,538	21,010

Investing activities:
Net increase in loans receivable	(22,433)	(34,188)
Purchases of:
Debt securities	(17,913)	(9,182)
Mortgage related securities	(21,788)	(28,587)
Bank Owned Life Insurance	(180)	(180)
FHLB stock	(2,450)	(2,463)
Premises and equipment	(1,485)	(619)
Proceeds from:
Principal repayments on mortgage-related securities	20,315	18,567
Maturities of debt securities	975	9,000
Sales of FHLB Stock	5,093	2,051
Sales of mortgage servicing rights	1,442	-
Net cash (used in) investing activities	(38,424)	(45,601)

Financing activities:
Net increase in deposits	2,194	26,076
Net change in short-term borrowings	46,113	(37,458)
Repayment of long-term debt	(210,000)	(70,000)
Proceeds from long-term debt	142,972	130,000
Net change in advance payments by borrowers for taxes	8,659	9,329
Cash dividends on common stock	(8,417)	(8,130)
Purchase of common stock returned to authorized but unissued	(8,076)	(13,485)
Proceeds from stock option exercises	1,237	2,266
Net cash (used in) provided by financing activities	(25,318)	38,598
(Decrease) increase in cash and cash equivalents	(16,204)	14,007
Cash and cash equivalents at beginning of period	71,107	39,761
Cash and cash equivalents at end of period	$54,903	$53,768

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$6,636	$2,843
Interest payments	40,422	45,448
Noncash activities:
Dividends declared but not paid in other liabilities	3,161	2,880

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, changes in shareholders’ equity, and cash flows of the Company for the periods presented.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s  December 31, 2025 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the three and nine months ended September 30, 2026 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

Note 2 — Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	September 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$10,392	$-	$(1,735)	$8,657
Collateralized mortgage obligations:
Government sponsored enterprise issued	169,558	-	(20,069)	149,489
Private-label issued	5,266	-	(654)	4,612
Mortgage-related securities	185,216	-	(22,458)	162,758

Municipal securities	70,804	16	(4,861)	65,959
Other debt securities	10,000	-	(578)	9,422
Debt securities	80,804	16	(5,439)	75,381
Total	$266,020	$16	$(27,897)	$238,139

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$11,350	$13	$(1,250)	$10,113
Collateralized mortgage obligations
Government sponsored enterprise issued	165,771	533	(13,995)	152,309
Private-label issued	6,032	-	(513)	5,519
Mortgage related securities	183,153	546	(15,758)	167,941

Municipal securities	53,426	1,332	(651)	54,107
Other debt securities	10,000	-	(1,200)	8,800
Debt securities	63,426	1,332	(1,851)	62,907
Total	$246,579	$1,878	$(17,609)	$230,848

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2026, $27,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities. At  December 31, 2025, $59,000 of the Company's mortgage related securities were pledged as collateral to secure mortgage banking related activities.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2026 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$2,892	$2,897
Due after one year through five years	12,673	12,057
Due after five years through ten years	22,292	20,234
Due after ten years	42,947	40,193
Mortgage-related securities	185,216	162,758
Total	$266,020	$238,139

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$1,640	$91	$7,017	$1,644	$8,657	$1,735
Collateralized mortgage obligations:
Government sponsored enterprise issued	69,339	3,032	77,202	17,037	146,541	20,069
Private-label issued	796	10	3,816	644	4,612	654
Municipal securities	59,939	3,748	3,931	1,113	63,870	4,861
Other debt securities	-	-	9,422	578	9,422	578
Total	$131,714	$6,881	$101,388	$21,016	$233,102	$27,897

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$-	$-	$8,330	$1,250	$8,330	$1,250
Collateralized mortgage obligations:
Government sponsored enterprise issued	12,355	33	89,205	13,962	101,560	13,995
Private-label issued	859	11	4,660	502	5,519	513
Municipal securities	752	8	4,912	643	5,664	651
Other debt securities	-	-	8,800	1,200	8,800	1,200
Total	$13,966	$52	$115,907	$17,557	$129,873	$17,609

The Company reviews the investment securities portfolio on a quarterly basis to monitor securities in unrealized loss positions, which were comprised of 295 individual securities, to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2026 and December 31, 2025, no allowance for credit losses on securities was recognized. The Company does not consider its securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

During the three and nine months ended September 30, 2026 and September 30, 2025, there were no sales of securities.

Note 3 - Loans Receivable

Loans receivable at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026	December 31, 2025
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$450,887	$486,072
Multi-family	810,524	758,409
Home equity	12,544	13,213
Construction and land	59,239	56,340
Commercial real estate	327,692	327,346
Consumer	692	801
Commercial loans	36,441	33,371
Total	$1,698,019	$1,675,552

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

Qualifying loans receivable totaling $1.24 billion and $1.27 billion at September 30, 2026 and December 31, 2025, respectively, were pledged as collateral against $381.3 million and $406.1 million in outstanding Federal Home Loan Bank of Chicago ("FHLB") advances under a blanket security agreement at September 30, 2026 and December 31, 2025.

An analysis of past due loans receivable as of September 30, 2026 and December 31, 2025 follows:

	As of September 30, 2026
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$3,508	$476	$4,375	$8,359	$442,528	$450,887
Multi-family	-	-	862	862	809,662	810,524
Home equity	33	-	14	47	12,497	12,544
Construction and land	-	-	-	-	59,239	59,239
Commercial real estate	-	-	4,443	4,443	323,249	327,692
Consumer	-	-	-	-	692	692
Commercial loans	50	-	-	50	36,391	36,441
Total	$3,591	$476	$9,694	$13,761	$1,684,258	$1,698,019

	As of December 31, 2025
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	90 Days or Greater	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$6,072	$2,327	$4,832	$13,231	$472,841	$486,072
Multi-family	240	-	-	240	758,169	758,409
Home equity	706	-	-	706	12,507	13,213
Construction and land	-	-	-	-	56,340	56,340
Commercial real estate	230	-	-	230	327,116	327,346
Consumer	-	-	-	-	801	801
Commercial loans	-	-	-	-	33,371	33,371
Total	$7,248	$2,327	$4,832	$14,407	$1,661,145	$1,675,552

(1)   Includes $1.4 million and $819,000 at September 30, 2026 and December 31, 2025, respectively, which are on non-accrual status.

(2)   Includes $24,000 and $ - at  September 30, 2026 and December 31, 2025, respectively, which are on non-accrual status.

(3)   Includes $385,000 and $523,000 at  September 30, 2026 and December 31, 2025, respectively, which are on non-accrual status.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026 and the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2025:

	One- to Four-Family	Multi-Family	Home Equity	Land and Construction	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2026
Balance at beginning of period	$4,916	$6,948	$201	$932	$4,114	$77	$290	$17,478
Provision (credit) for credit losses - loans	(741)	1,006	(49)	23	(30)	10	32	251
Charge-offs	-	-	-	-	-	(21)	-	(21)
Recoveries	48	3	-	2	-	1	-	54
Balance at end of period	$4,223	$7,957	$152	$957	$4,084	$67	$322	$17,762

Nine months ended September 30, 2025
Balance at beginning of period	$5,286	$7,079	$212	$1,205	$3,920	$79	$466	$18,247
Provision (credit) for credit losses - loans	(389)	6	(24)	(66)	(11)	45	(160)	(599)
Charge-offs	-	-	-	-	-	(42)	-	(42)
Recoveries	51	3	-	2	-	8	-	64
Balance at end of period	$4,948	$7,088	$188	$1,141	$3,909	$90	$306	$17,670

	One to-Four- Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended September 30, 2026
Balance at beginning of period	$4,435	$7,677	$143	$1,055	$4,214	$65	$295	$17,884
Provision (credit) for credit losses - loans	(224)	280	9	(98)	(130)	8	27	(128)
Charge-offs	-	-	-	-	-	(6)	-	(6)
Recoveries	12	-	-	-	-	-	-	12
Balance at end of period	$4,223	$7,957	$152	$957	$4,084	$67	$322	$17,762

Three months ended September 30, 2025
Balance at beginning of period	$5,110	$6,655	$197	$1,181	$4,187	$77	$393	$17,800
Provision (credit) for credit losses - loans	(176)	430	(9)	(40)	(278)	30	(87)	(130)
Charge-offs	-	-	-	-	-	(17)	-	(17)
Recoveries	14	3	-	-	-	-	-	17
Balance at end of period	$4,948	$7,088	$188	$1,141	$3,909	$90	$306	$17,670

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

Allowance for Credit Losses-Unfunded Commitments:

In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in other liabilities on the consolidated statements of financial condition. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The allowance for unfunded commitments was $1.4 million and $740,000 at  September 30, 2026 and  December 31, 2025, respectively.

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

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In Thousands)
Provision (credit) for credit losses on:
Loans	$(128)	$(130)	$251	$(599)
Unfunded commitments	571	(139)	692	(237)
Investment securities	-	-	-	-
Total	$443	$(269)	$943	$(836)

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

The following tables present collateral dependent loans by portfolio segment as of September 30, 2026 and  December 31, 2025:

	September 30, 2026	December 31, 2025
	(In Thousands)
Collateral dependent loans
Residential real estate:
One- to four-family	$4,277	$4,282
Multi family	239	177
Home equity	14	14
Construction and land	-	-
Commercial real estate	11,149	11,282
Consumer	-	-
Commercial loans	-	-
Total loans receivable	$15,679	$15,755

The Company's procedures dictate that an updated valuation must be obtained with respect to underlying collateral at the time a loan is deemed impaired. Updated valuations may also be obtained upon transfer from loans receivable to real estate owned based upon the age of the prior appraisal, changes in market conditions or known changes to the physical condition of the property. At September 30, 2026, of the $15.7 million evaluated for impairment, there was a single loan in the Commercial real estate category that had a specific reserve in the amount of $305,000. At December 31, 2025, there were no loans with a specific reserve.

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

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of September 30, 2026 and December 31, 2025:

	One to Four-Family	Multi-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2026
Substandard	$6,145	$862	$14	$-	$11,149	$-	$-	$18,170
Watch	2,903	328	-	-	577	-	-	3,808
Pass	441,839	809,334	12,530	59,239	315,966	692	36,441	1,676,041
	$450,887	$810,524	$12,544	$59,239	$327,692	$692	$36,441	$1,698,019

At December 31, 2025
Substandard	$5,861	$177	$14	$-	$11,282	$-	$-	$17,334
Watch	9,831	-	69	-	424	-	1,437	11,761
Pass	470,380	758,232	13,130	56,340	315,640	801	31,934	1,646,457
	$486,072	$758,409	$13,213	$56,340	$327,346	$801	$33,371	$1,675,552

Credit Quality Information:

The following table presents total loans by risk categories and year of origination as of September 30, 2026:

	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$37,258	$25,199	$25,107	$136,394	$120,545	$96,583	$753	$441,839
Watch	2,246	-	42	-	447	168	-	2,903
Substandard	1,565	1,337	-	314	955	1,974	-	6,145
Total	41,069	26,536	25,149	136,708	121,947	98,725	753	450,887

Multi-family
Pass	$168,794	$194,723	$33,336	$98,624	$143,289	$169,474	$1,094	$809,334
Watch	-	-	-	328	-	-	-	328
Substandard	411	-	451	-	-	-	-	862
Total	169,205	194,723	33,787	98,952	143,289	169,474	1,094	810,524

Home equity
Pass	$74	$541	$264	$345	$835	$137	$10,334	$12,530
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	14	-	14
Total	74	541	264	345	835	151	10,334	12,544

Construction and land
Pass	$1,011	$30,641	$27,435	$-	$137	$15	$-	$59,239
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	1,011	30,641	27,435	-	137	15	-	59,239

Commercial Real Estate
Pass	$77,173	$42,152	$53,721	$35,160	$37,274	$67,678	$2,808	315,966
Watch	-	577	-	-	-	-	-	577
Substandard	11,034	115	-	-	-	-	-	11,149
Total	88,207	42,844	53,721	35,160	37,274	67,678	2,808	327,692

Consumer
Pass	$-	$-	$-	$-	$-	$-	$692	$692
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	692	692

Commercial
Pass	$3,255	$3,229	$196	$15,957	$525	$1,305	$11,974	$36,441
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	3,255	3,229	196	15,957	525	1,305	11,974	36,441

Total Loans	$302,821	$298,514	$140,552	$287,122	$304,007	$337,348	$27,655	$1,698,019

Gross charge-offs	$-	$-	$-	$-	$-	$-	$21	$21

The following table presents total loans by risk categories and year of origination as of December 31, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In Thousands)
One- to four-family
Pass	$26,575	$29,945	$154,904	$138,715	$35,632	$83,320	$1,289	$470,380
Watch	6,261	44	458	1,720	-	1,348	-	9,831
Substandard	2,373	523	1,036	540	-	1,389	-	5,861
Total	35,209	30,512	156,398	140,975	35,632	86,057	1,289	486,072

Multi-family
Pass	199,544	62,973	111,186	149,108	102,220	132,675	526	$758,232
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	177	-	-	-	-	177
Total	199,544	62,973	111,363	149,108	102,220	132,675	526	758,409

Home equity
Pass	564	352	368	1,533	67	151	10,095	$13,130
Watch	-	-	-	-	-	-	69	69
Substandard	-	-	-	-	14	-	-	14
Total	564	352	368	1,533	81	151	10,164	13,213

Construction and land
Pass	14,937	37,521	3,728	139	-	15	-	$56,340
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	14,937	37,521	3,728	139	-	15	-	56,340

Commercial Real Estate
Pass	63,935	56,767	61,258	41,542	53,097	34,788	4,253	$315,640
Watch	194	-	230	-	-	-	-	424
Substandard	11,282	-	-	-	-	-	-	11,282
Total	75,411	56,767	61,488	41,542	53,097	34,788	4,253	327,346

Consumer
Pass	-	-	-	-	-	-	801	$801
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	801	801

Commercial
Pass	3,972	533	16,407	785	322	1,300	8,615	$31,934
Watch	-	-	-	11	-	-	1,426	1,437
Substandard	-	-	-	-	-	-	-	-
Total	3,972	533	16,407	796	322	1,300	10,041	33,371

Total Loans	$329,637	$188,658	$349,752	$334,093	$191,352	$254,986	$27,074	$1,675,552

Gross charge-offs	$42	$-	$-	$-	$-	$-	$-	$42

The following presents data on restructurings of financing receivables whose borrowers are experiencing financial difficulty:

	As of September 30, 2026
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$1,613	4	$1,613	4
Commercial Real Estate	6,706	1	-	-	6,706	1
	$6,706	1	$1,613	4	$8,319	5

	As of December 31, 2025
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)

One- to four-family	$-	-	$962	2	$962	2
Commercial Real Estate	6,706	1	-	-	6,706	1
	$6,706	1	$962	2	$7,668	3

The following presents restructurings of financing receivables whose borrowers are experiencing financial difficulty by concession type:

	As of September 30, 2026
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Principal forbearance	$8,319	5	$-	-	$8,319	5
	$8,319	5	$-	-	$8,319	5

	As of December 31, 2025
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in Thousands)
Principal forbearance	7,668	3	-	-	7,668	3
	$7,668	3	$-	-	$7,668	3

There were no financing receivables whose borrowers are experiencing financial difficulty within the past twelve months of which there was a default during the three or nine months ended September 30, 2026 and  September 30, 2025.

The following table presents data on non-accrual loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$6,146	$5,861
Multi-family	862	177
Home equity	14	14
Construction and land	-	-
Commercial real estate	4,443	123
Commercial	-	-
Consumer	-	-
Total non-accrual loans	$11,465	$6,175
Total non-accrual loans to total loans receivable	0.68%	0.37%
Total non-accrual loans to total assets	0.51%	0.27%

Residential one- to four-family mortgage loans that were in the process of foreclosure were $870,000 and $1.9 million at  September 30, 2026 and  December 31, 2025, respectively.

Note 4 — Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

	Nine months ended September 30,
	2026	2025
	(In Thousands)
Mortgage servicing rights at beginning of the period	$1,030	$732
Additions	621	480
Amortization	(296)	(169)
Sales	(1,051)	-
Mortgage servicing rights at end of the period	304	1,043
Valuation allowance recorded during the period	(32)	(4)
Mortgage servicing rights at end of the period, net	$272	$1,039

The unpaid principal balance of loans serviced for others was $21.2 million and $119.0 million at September 30, 2026 and December 31, 2025, respectively. These loans are not reflected in the consolidated statements of financial condition.

The fair value of mortgage servicing rights was $284,000 at September 30, 2026 and $1.3 million at  December 31, 2025, respectively.

During the three and nine months ended  September 30, 2026, the Company sold mortgage servicing rights related to $121.9 million in loans receivable with a book value of $1.0 million for $1.4 million resulting in a gain on sale of $391,000. During the three and nine months ended September 30, 2025, there were no sales of mortgage servicing rights.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

(In Thousands)
Estimate for the annual period ending December 31:
2026	$49
2027	45
2028	40
2029	35
2030	30
Thereafter	73
Total	$272

Note 5 — Deposits

At September 30, 2026 and December 31, 2025, the aggregate balance of uninsured time deposits of $250,000 or more was $199.5 million and $183.2 million, respectively. The Company does not have uninsured deposits less than $250,000 in aggregate balance.

A summary of the contractual maturities of time deposits at September 30, 2026 is as follows:

(In Thousands)

Within one year	$898,658
More than one to two years	13,110
More than two to three years	3,430
More than three to four years	255
More than four through five years	121
$915,574

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are depositors of the Bank. Such deposits amounted to $16.7 million and $25.5 million at September 30, 2026 and December 31, 2025, respectively.

Note 6 — Borrowings

Borrowings consist of the following:

	September 30, 2026		December 31, 2025
Category	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances
FHLB short-term advances	$258,377	3.89%	$216,084	3.69%
FHLB long-term advances maturing 2027	122,972	2.63%	50,000	1.73%
FHLB long-term advances maturing 2028	-	-	40,000	3.38%
FHLB long-term advances maturing 2029	-	-	60,000	3.48%
FHLB long-term advances maturing 2030	-	-	40,000	3.21%
Total FHLB advances	381,349	3.48%	406,084	3.34%
Repurchase agreements	9,994	7.59%	6,174	6.68%
Total borrowings	$391,343	3.59%	$412,258	3.39%

The short-term repurchase agreement represents the outstanding portion of a total $50.0 million commitment with one unrelated bank as of September 30, 2026.  The short-term repurchase agreement is utilized by Waterstone Mortgage Corporation to finance loans originated for sale. This agreement is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed. The short-term repurchase agreement had a $10.0 million balance at September 30, 2026 and a $6.2 million balance at December 31, 2025.

The $258.4 million in FHLB short-term advances as of  September 30, 2026 have fixed rates.

The $123.0 million in FHLB long-term advances as of  September 30, 2026 have fixed rates. None of the FHLB long-term advances have FHLB call options available.

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

At September 30, 2026, the Company had approximately $407.2 million in unused borrowing capacity at the FHLB.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings from the FHLB are limited to 76% of the carrying value of unencumbered one- to four-family mortgage loans, 73% of the carrying value of multi-family loans and 62% of the carrying value of home equity loans. In addition, these advances were collateralized by FHLB stock of $17.2 million at September 30, 2026 and $19.8 million at  December 31, 2025, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

As of September 30, 2026, the Bank was considered well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The actual and required capital amounts and ratios for the Bank as of September 30, 2026 and December 31, 2025 are presented in the tables below:

	September 30, 2026
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	$387,013	20.77%	$149,070	8.00%	$195,660	10.50%	N/A	N/A
Waterstone Bank	365,252	19.60%	149,070	8.00%	195,660	10.50%	186,343	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	367,819	19.74%	111,810	6.00%	158,390	8.50%	N/A	N/A
Waterstone Bank	346,058	18.57%	111,810	6.00%	158,390	8.50%	149,074	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	367,819	19.74%	83,850	4.50%	130,440	7.00%	N/A	N/A
Waterstone Bank	346,058	18.57%	83,850	4.50%	130,440	7.00%	121,123	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	367,819	16.42%	89,590	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	346,058	15.36%	90,110	4.00%	N/A	N/A	112,636	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	346,058	15.40%	134,800	6.00%	N/A	N/A	N/A	N/A

	December 31, 2025
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Total capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	379,102	21.13%	143,550	8.00%	188,410	10.50%	N/A	N/A
Waterstone Bank	367,517	20.49%	143,526	8.00%	188,377	10.50%	179,407	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,884	20.11%	107,662	6.00%	152,522	8.50%	N/A	N/A
Waterstone Bank	349,299	19.47%	107,644	6.00%	152,495	8.50%	143,525	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated Waterstone Financial, Inc.	360,884	20.11%	80,747	4.50%	125,606	7.00%	N/A	N/A
Waterstone Bank	349,299	19.47%	80,733	4.50%	125,585	7.00%	116,614	6.50%
Tier 1 Capital (to average assets)
Consolidated Waterstone Financial, Inc.	360,884	15.94%	90,580	4.00%	N/A	N/A	N/A	N/A
Waterstone Bank	349,299	15.43%	90,550	4.00%	N/A	N/A	113,191	5.00%
State of Wisconsin (to total assets)
Waterstone Bank	349,299	15.46%	135,550	6.00%	N/A	N/A	N/A	N/A

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

	September 30, 2026	December 31, 2025
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$70,485	$12,736
Commitments to extend credit under home equity lines of credit (2)	11,627	10,520
Unused portion of construction loans (3)	47,567	44,578
Unused portion of business lines of credit	15,096	13,966
Standby letters of credit	1,067	1,827

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire. Excludes commitments to originate loans held for sale, which are discussed in the following footnote.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of  September 30, 2026 and  December 31, 2025. Please see Note 3 - Loans Receivable for discussion on the allowance for credit losses - unfunded commitments.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages. The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected. The Company has only been required to make insignificant repurchases as a result of breaches of these representations and warranties. The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions. The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met. With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period. Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages,  historical experience has resulted in insignificant losses and repurchase activity. The Company's reserve for losses related to these recourse provisions totaled $1.5 million as of  September 30, 2026 and $1.0 million as of  December 31, 2025.

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

The following tables present the outstanding notional balances and fair values of outstanding derivative instruments:

September 30, 2026
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$292.4	Other assets	$2.3	Other liabilities	$1.4
Interest rate locks	198.1	Other assets	0.7	Other liabilities	-
Interest rate swaps	146.5	Other assets	11.2	Other liabilities	11.2

December 31, 2025
		Assets		Liabilities
Derivatives not designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Millions)
Forward commitments	$118.6	Other assets	$-	Other liabilities	$0.2
Interest rate locks	92.9	Other assets	0.6	Other liabilities	-
Interest rate swaps	156.6	Other assets	7.7	Other liabilities	7.7

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

Interest Rate Swaps

The back-to-back swaps mature in June 2027 to April 2050. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of September 30, 2026 and December 31, 2025, no back-to-back swaps were in default.  The Company pays fixed rates and receives floating rates based upon SOFR on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank. No right of offset existed with dealer counterparty swaps as of September 30, 2026 and December 31, 2025.  All changes in the fair value of these instruments are recorded in other non-interest income. The Company pledged no cash at September 30, 2026 and at December 31, 2025.

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

There were 15,000 and 179,000 antidilutive shares of common stock for the three months ended September 30, 2026 and 2025, respectively. There were 35,000 and 216,000 antidilutive shares of common stock for the nine months ended September 30, 2026 and  September 30, 2025.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In Thousands, except per share amounts)

Net income	$6,174	$7,926	$20,633	$18,689

Weighted average shares outstanding	17,104	17,639	17,196	17,962
Effect of dilutive potential common shares	85	32	74	23
Diluted weighted average shares outstanding	17,189	17,671	17,270	17,985

Basic earnings per share	$0.36	$0.45	$1.20	$1.04
Diluted earnings per share	$0.36	$0.45	$1.19	$1.04

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

The following table presents information about our assets recorded in the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using

	September 30, 2026	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$8,657	$-	$8,657	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	149,489	-	149,489	-
Private-label issued	4,612	-	4,612	-
Municipal securities	65,959	-	65,959	-
Other debt securities	9,422	-	9,422	-
Loans held for sale	111,014	-	111,014	-
Mortgage banking derivative assets	3,020	-	-	3,020
Interest rate swap assets	11,215	-	11,215	-
Liabilities
Mortgage banking derivative liabilities	1,368	-	-	1,368
Interest rate swap liabilities	11,215	-	11,215	-

		Fair Value Measurements Using

	December 31, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Available for sale securities
Mortgage-backed securities	$10,113	$-	$10,113	$-
Collateralized mortgage obligations
Government sponsored enterprise issued	152,309	-	152,309	-
Private-label issued	5,519	-	5,519	-
Municipal securities	54,107	-	54,107	-
Other debt securities	8,800	-	8,800	-
Loans held for sale	145,057	-	145,057	-
Mortgage banking derivative assets	650	-	-	650
Interest rate swap assets	7,660	-	7,660	-
Liabilities
Mortgage banking derivative liabilities	251	-	-	251
Interest rate swap liabilities	7,660	-	7,660	-

The following summarizes the valuation techniques for assets recorded in the consolidated statements of financial condition at their fair value on a recurring basis:

Available-for-sale securities – The Company’s investment securities classified as available for sale include: mortgage-backed securities, collateralized mortgage obligations, government sponsored enterprise bonds, municipal securities and other debt securities. The fair value of mortgage-backed securities, collateralized mortgage obligations and government sponsored enterprise bonds are determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model. Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities, prepayment models and bid/offer market data. For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. The fair value of municipal and other debt securities is determined by a third party valuation source using observable market data utilizing a multi-dimensional relational pricing model. Standard inputs to this model include observable market data such as benchmark yields, reported trades, broker quotes, rating updates and issuer spreads. These model measurements are classified as Level 2 in the fair value hierarchy. The change in fair value is recorded through an adjustment to the consolidated statement of comprehensive income.

Loans held for sale – The Company carries loans held for sale at fair value under the fair value option model. Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the secondary market, principally from observable prices for forward sale commitments. Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques. The change in fair value is recorded through an adjustment to the consolidated statement of income.

Mortgage banking derivatives - Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. The Company utilizes a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment and then multiplying by quoted investor prices. The Company also utilizes a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that one or more of the inputs significant in the valuation of both of the mortgage banking derivatives fall within Level 3 of the fair value hierarchy. The change in fair value is recorded through an adjustment to the consolidated statement of income.

Interest rate swap assets/liabilities - The Company offers loan level swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution / swap counterparty. The fair values of derivatives are based on valuation models using observable market data as of the measurement date.  Our derivatives are traded in an over-the-counter market where quoted market prices are not always available.  Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs.  The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position.  The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Interest rate swap assets and liabilities are considered to be Level 2 in the fair value hierarchy of valuation techniques. The change in fair value is recorded through an adjustment to the consolidated statement of income, within other income and other expense.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)

Mortgage derivative, net balance at the beginning of the period	$760	$335	$399	$851
Mortgage derivative gain (loss), net	892	204	1,253	(312)
Mortgage derivative, net balance at the end of the period	$1,652	$539	$1,652	$539

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following tables present information about assets recorded in the consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2026	Level 1	Level 2	Level 3
	(In Thousands)
Collateral dependent loans	$4,023	$-	$-	$4,023
Real estate owned	934	-	-	934
Impaired mortgage servicing rights	247	-	-	247

		Fair Value Measurements Using
	December 31, 2025	Level 1	Level 2	Level 3
	(In Thousands)
Real estate owned	$424	$-	$-	$424

Collateral dependent loans: For individually evaluated collateral dependent loans, the estimated fair value is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral, or the estimated liquidity of the note.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2026 and  December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at		Significant
	September 30,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2026	Technique	Inputs	Value	Value	Average
	(Dollars in Thousands)
Mortgage banking derivatives	$1,652	Pricing models	Pull through rate	71.2%	100.0%	94.0%
Real estate owned	934	Market approach	Discount rates applied to appraisals	22.5%	22.5%	22.5%
Impaired mortgage servicing rights	247	Pricing models	Prepayment rate	7.7%	13.3%	11.4%
			Discount rate	9.5%	10.5%	9.5%
Collateral dependent loans	4,023	Market approach	Discount rates applied to appraisals	0.0%	0.0%	0.0%

	December 31,
	2025
Mortgage banking derivatives	$399	Pricing models	Pull through rate	69.1%	99.6%	87.6%
Real estate owned	424	Market approach	Discount rates applied to appraisals	14.1%	57.1%	32.3%

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following:

	September 30, 2026					December 31, 2025
	Carrying	Fair Value				Carrying	Fair Value
	amount	Total	Level 1	Level 2	Level 3	amount	Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$54,903	$54,903	$54,903	$-	$-	$71,107	$71,107	$71,107	$-	$-
Loans receivable	1,698,019	1,677,507	-	-	1,677,507	1,675,552	1,632,248	-	-	1,632,248
FHLB stock	17,161	17,161	17,161	-	-	19,804	19,804	19,804	-	-
Accrued interest receivable	8,516	8,516	8,516	-	-	8,331	8,331	8,331	-	-
Mortgage servicing rights	272	284	-	-	284	1,030	1,294	-	-	1,294

Financial Liabilities
Deposits	1,439,466	1,439,304	523,892	915,412	-	1,437,272	1,436,939	504,626	932,313	-
Advance payments by borrowers for taxes	25,608	25,608	25,608	-	-	2,996	2,996	2,996	-	-
Borrowings	391,343	388,586	-	388,586	-	412,258	408,434	-	408,434	-
Accrued interest payable	3,224	3,224	3,224	-	-	3,558	3,558	3,558	-	-

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit was not material at September 30, 2026 and December 31, 2025.

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

Presented below is the segment information:

	As of or for the three months ended September 30, 2026
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$16,025	$351	$40	$16,416
Provision (credit) for credit losses	488	(45)	-	443
Net interest income after provision (credit) for credit losses	15,537	396	40	15,973

Noninterest income:	1,311	18,171	(192)	19,290

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,639	14,723	(203)	20,159
Occupancy, office furniture and equipment	1,020	731	-	1,751
Advertising	165	440	-	605
Data processing	718	600	-	1,318
Communications	113	168	-	281
Professional fees	199	155	-	354
Real estate owned	(31)	-	-	(31)
Loan processing expense	-	696	-	696
Other	767	1,808	(46)	2,529
Total noninterest expenses	8,590	19,321	(249)	27,662
Income (loss) before income tax expense (benefit)	8,258	(754)	97	7,601
Income tax expense (benefit)	1,685	(280)	22	1,427
Net income (loss)	$6,573	$(474)	$75	$6,174

Total Assets	$2,240,722	$149,458	$(137,148)	$2,253,032

	As of or for the three months ended September 30, 2025
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$14,617	$103	$19	$14,739
Provision (credit) for credit losses	(276)	7	-	(269)
Net interest income after provision (credit) for credit losses	14,893	96	19	15,008

Noninterest income:	1,359	20,985	(42)	22,302

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,036	15,716	(218)	20,534
Occupancy, office furniture and equipment	907	781	-	1,688
Advertising	213	499	-	712
Data processing	733	475	2	1,210
Communications	108	141	-	249
Professional fees	200	180	-	380
Real estate owned	4	-	-	4
Loan processing expense	-	688	-	688
Other	617	1,271	113	2,001
Total noninterest expenses	7,818	19,751	(103)	27,466
Income before income tax expense	8,434	1,330	80	9,844
Income tax expense	1,518	382	18	1,918
Net income	$6,916	$948	$62	$7,926

Total Assets	$2,501,480	$169,697	$(402,008)	$2,269,169

	As of or for the nine months ended September 30, 2026
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$47,081	$729	$79	$47,889
Provision (credit) for credit losses	1,021	(78)	-	943
Net interest income after provision (credit) for credit losses	46,060	807	79	46,946

Noninterest income:	4,484	59,655	(381)	63,758

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	16,826	45,759	(610)	61,975
Occupancy, office furniture and equipment	3,065	2,222	-	5,287
Advertising	628	1,321	-	1,949
Data processing	2,205	1,647	3	3,855
Communications	330	435	-	765
Professional fees	624	410	3	1,037
Real estate owned	(2)	-	-	(2)
Loan processing expense	-	2,542	-	2,542
Other	2,106	5,261	141	7,508
Total noninterest expenses	25,782	59,597	(463)	84,916
Income before income tax expense	24,762	865	161	25,788
Income tax expense	4,964	155	36	5,155
Net income	$19,798	$710	$125	$20,633

	As of or for the nine months ended September 30, 2025
			Holding
	Community	Mortgage	Company and
	Banking	Banking	Other	Consolidated
	(In Thousands)

Net interest income	$40,660	$308	$55	$41,023
Provision (credit) for credit losses	(813)	(23)	-	(836)
Net interest income after provision (credit) for credit losses	41,473	331	55	41,859

Noninterest income:	4,393	59,359	(24)	63,728

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	15,275	44,082	(655)	58,702
Occupancy, office furniture and equipment	2,903	2,467	-	5,370
Advertising	603	1,578	-	2,181
Data processing	2,251	1,480	4	3,735
Communications	307	434	-	741
Professional fees	743	1,856	17	2,616
Real estate owned	(14)	-	-	(14)
Loan processing expense	-	2,425	-	2,425
Other	1,679	4,252	506	6,437
Total noninterest expenses	23,747	58,574	(128)	82,193
Income before income tax expense	22,119	1,116	159	23,394
Income tax expense	4,345	325	35	4,705
Net income	$17,774	$791	$124	$18,689

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

Overview

The following discussion and analysis is presented to assist the reader in understanding and evaluating the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the three and nine months ended September 30, 2026 and 2025 and the consolidated financial condition as of September 30, 2026 compared to the consolidated financial condition as of December 31, 2025.

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

Our community banking segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses. Our mortgage banking segment generates the significant majority of our noninterest income and a majority of our noninterest expenses. We have provided below a discussion of the material results of operations for each segment on a separate basis for the three and nine months ended September 30, 2026 and 2025, which focuses on noninterest income and noninterest expenses. We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of the Bank and Waterstone Mortgage Corporation, for the same periods.

Significant Items

There were no significant items that impacted earnings for the three and nine months ended September 30, 2026 and 2025.

Comparison of Community Banking Segment Results of Operations for the Three Months Ended September 30, 2026 and 2025

Net income totaled $6.6 million for the three months ended September 30, 2026 compared to $6.9 million for the three months ended September 30, 2025. Net interest income increased $1.4 million to $16.0 million for the three months ended September 30, 2026 compared to $14.6 million for the three months ended September 30, 2025.  Interest expense on borrowings decreased $787,000 as growth in time deposits allowed us to carry a lower average balance of FHLB advances and interest expense on deposits decreased $323,000 as accounts repriced at a lower rate and transitioned to more money market accounts.

There was a provision for credit losses of $488,000 for the three months ended September 30, 2026 compared to a negative provision for credit losses of $276,000 for the three months ended September 30, 2025. The provision for credit losses of $488,000 consisted of a $82,000 negative provision related to loans and $570,000 provision related to unfunded commitments for the three months ended September 30, 2026. The current quarter decrease in loan loss provision was primarily due to decreases in qualitative risk factors. The provision for credit losses related to unfunded loan commitments for the quarter ended September 30, 2026 was due primarily to an increase of construction and commercial real estate loans in the loan pipeline balance at quarter end.

Compensation, payroll taxes, and other employee benefits expense increased $603,000 to $5.6 million compared to the quarter ending September 30, 2025 primarily due to increased health insurance expense and ESOP expense as the average market price per share increased compared to the prior year.

Comparison of Mortgage Banking Segment Results of Operations for the Three Months Ended September 30, 2026 and 2025

Net loss totaled $474,000 for the three months ended September 30, 2026 compared to a net income of $948,000 for the three months ended September 30, 2025. We originated $509.7 million in mortgage loans held for sale (including sales to the community banking segment) during the three months ended September 30, 2026, which represents a decrease of $29.7 million, or 5.5%, from the $539.4 million originated during the three months ended September 30, 2025. Origination volume relative to purchase activity accounted for 90.4% of originations for the quarter ended September 30, 2026 compared to 90.1% of total originations for the quarter ended September 30, 2025. Total mortgage banking noninterest income decreased $2.8 million, or 13.4%, to $18.2 million during the three months ended September 30, 2026 compared to $21.0 million during the three months ended September 30, 2025.  The decrease in mortgage banking noninterest income was related to a decrease in gross margin on loans originated and sold for the three months ended September 30, 2026 compared to September 30, 2025.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing-retained basis. Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

During the three months ended September 30, 2026, the Company sold mortgage servicing rights related to $121.9 million in loans serviced for third parties. The sale generated $1.4 million in net proceeds on a mortgage servicing rights book value of $1.0 million and resulted in a $391,000 gain during the three months ended September 30, 2026. During the three months ended September 30, 2025, there were no sales of mortgage servicing rights.

Total compensation, payroll taxes and other employee benefits decreased $993,000, or 6.3%, to $14.7 million for the three months ended September 30, 2026 compared to $15.7 million for the three months ended September 30, 2025. The decrease primarily related to decreased commission expense, manager pay expense, and bonus expense.

Total other noninterest expense increased $537,000 to $1.8 million for the three months ended September 30, 2026 compared to $1.3 million for the three months ended September 30, 2025. The increase primarily related to an increase in loan sale loss provision for a pool of loans identified with an additional risk for buybacks.

Consolidated Waterstone Financial, Inc. Results of Operations

	Three months ended September 30,
	2026	2025
	(Dollars In Thousands, except per share amounts)

Net income	$6,174	$7,926
Earnings per share - basic	0.36	0.45
Earnings per share - diluted	0.36	0.45
Annualized return on average assets	1.09%	1.42%
Annualized return on average equity	6.93%	9.14%

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

	Three months ended September 30,
	2026			2025
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,804,340	$26,955	5.93%	$1,809,600	$26,625	5.84%
Mortgage related securities(2)	184,800	1,506	3.23%	178,063	1,365	3.04%
Debt securities, federal funds sold and short-term investments(2) (3)	139,186	1,582	4.51%	131,165	1,566	4.74%
Total interest-earning assets	2,128,326	30,043	5.60%	2,118,828	29,556	5.53%

Noninterest-earning assets	112,180			103,434
Total assets	$2,240,506			$2,222,262

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$94,151	25	0.11%	$90,015	24	0.11%
Money market and savings accounts	370,761	1,988	2.13%	334,300	1,721	2.04%
Time deposits - retail	822,452	7,390	3.56%	823,274	8,142	3.92%
Time deposits -brokered	80,366	780	3.85%	61,814	640	4.11%
Total interest-bearing deposits	1,367,730	10,183	2.95%	1,309,403	10,527	3.19%
Borrowings	388,730	3,444	3.51%	440,968	4,290	3.86%
Total interest-bearing liabilities	1,756,460	13,627	3.08%	1,750,371	14,817	3.36%

Noninterest-bearing liabilities
Noninterest-bearing deposits	86,908			88,799
Other noninterest-bearing liabilities	43,778			39,136
Total noninterest-bearing liabilities	130,686			127,935
Total liabilities	1,887,146			1,878,306
Equity	353,360			343,956
Total liabilities and equity	$2,240,506			$2,222,262

Net interest income / Net interest rate spread (4)		16,416	2.52%		14,739	2.17%
Net interest-earning assets (5)	$371,866			$368,457
Net interest margin (6)			3.06%			2.76%
Average interest-earning assets to average interest-bearing liabilities			121.17%			121.05%

__________

(1)	Interest income includes net deferred loan fee amortization income of $135,000 and $185,000 for the three months ended September 30, 2026 and 2025, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 4.83% and 4.97% for the three months ended September 30, 2026 and 2025, respectively.

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

	Three months ended September 30,
	2026 versus 2025
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(77)	$407	$330
Mortgage related securities(3)	53	88	141
Other earning assets(3) (4)	93	(77)	16
Total interest-earning assets	69	418	487

Interest expense:
Demand accounts	1	-	1
Money market and savings accounts	190	77	267
Time deposits - retail	(8)	(744)	(752)
Time deposits - brokered	177	(37)	140
Total interest-bearing deposits	360	(704)	(344)
Borrowings	(479)	(367)	(846)
Total interest-bearing liabilities	(119)	(1,071)	(1,190)
Net change in net interest income	$188	$1,489	$1,677

______________

(1)	Interest income includes net deferred loan fee amortization income of $135,000 and $185,000 for the three months ended September 30, 2026 and 2025, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 4.83% and 4.97% for the three months ended September 30, 2026 and 2025, respectively.

Net interest income increased $1.7 million, or 11.4%, to $16.4 million during the three months ended September 30, 2026 compared to $14.7 million during the three months ended September 30, 2025 primarily due to increased yields on our loan and securities portfolios as well as decreased cost of deposits and borrowings as replacement rates decreased compared to the prior year period.

●	Interest income on loans increased $330,000, or 1.2%, to $27.0 million due primarily to a 9 basis point increase in average yield on loans as loans repricing at higher interest rates.
●

Interest expense on retail time deposits decreased $752,000, or 9.2%, to $7.4 million primarily due to the 36 basis point decrease in average cost of retail time deposits compared to the prior year period. Interest expense on brokered time deposits increased $140,000 due primarily to the increase of $18.6 million in average brokered time deposits.

●

Interest expense on money market, savings, and escrow accounts increased $267,000, or 15.5%, to $2.0 million due primarily to the increase in average balance of $36.5 million. Additionally, the average cost of money market, savings, and escrow accounts as rates increased to attract new account openings increased nine basis points.

●

Interest expense on borrowings decreased $846,000, or 19.7%, to $3.4 million due to a $52.2 million decrease in the average balance of borrowings during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 as we transitioned to more time deposits and money market accounts. Additionally, the average cost of borrowings decreased by 35 basis points as there were fed funds rate cuts since the beginning of the prior year.

Provision for Credit Losses

There was a provision for credit losses of $443,000 for the three months ended September 30, 2026 compared to a negative $269,000 provision for credit losses for the three months ended September 30, 2025. The $443,000 provision for credit losses consisted of a negative $128,000 provision related to loans and a provision related to unfunded commitments of $571,000 for the three months ended September 30, 2026. During the three months ended September 30, 2026, the decrease was primarily due to decreases in qualitative factors. The provision for credit losses related to unfunded loan commitments for the quarter ended September 30, 2026 was due primarily to an increase of construction and commercial real estate loans in the loan pipeline balance at quarter end.

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

Noninterest Income

	Three months ended September 30,
	2026	2025	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$473	$618	$(145)	(23.5)%
Increase in cash surrender value of life insurance	597	526	71	13.5%
Mortgage banking income	17,493	20,875	(3,382)	(16.2)%
Other	727	283	444	156.9%
Total noninterest income	$19,290	$22,302	$(3,012)	(13.5)%

Total noninterest income decreased $3.0 million, or 13.5%, to $19.3 million during the three months ended September 30, 2026 compared to $22.3 million during the three months ended September 30, 2025.

●	The decrease in mortgage banking income was primarily the result of a decrease in gross margin on loans originated and a decrease in loan origination volumes. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. Gross margin on loans originated and sold decreased 10.3% at the mortgage banking segment. Total loan origination volume on a consolidated basis decreased $36.8 million, or 6.9%, to $498.8 million during the three months ended September 30, 2026 compared to $535.6 million during the three months ended September 30, 2025.
●	Other income increased due to a gain on sale of mortgage servicing rights in the mortgage banking segment. The sale generated $1.4 million in net proceeds on a mortgage servicing rights book value of $1.0 million and resulted in a $391,000 gain during the three months ended September 30, 2026. During the three months ended September 30, 2025, there were no sales of mortgage servicing rights.

	Three months ended September 30,
	2026	2025	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$20,159	$20,534	$(375)	(1.8)%
Occupancy, office furniture, and equipment	1,751	1,688	63	3.7%
Advertising	605	712	(107)	(15.0)%
Data processing	1,318	1,210	108	8.9%
Communications	281	249	32	12.9%
Professional fees	354	380	(26)	(6.8)%
Real estate owned	(31)	4	(35)	(875.0)%
Loan processing expense	696	688	8	1.2%
Other	2,529	2,001	528	26.4%
Total noninterest expenses	$27,662	$27,466	$196	0.7%

Total noninterest expenses increased $196,000, or 0.7%, to $27.7 million during the three months ended September 30, 2026 compared to $27.5 million during the three months ended September 30, 2025.

●	Compensation, payroll taxes and other employee benefits expense at our mortgage banking segment decreased $993,000, or 6.3%, to $14.7 million during the three months ended September 30, 2026. The decrease primarily related to decreased commission expense, health insurance expense, and bonus expense.
●	Compensation, payroll taxes and other employee benefits expense at the community banking segment increased $603,000, or 12.0%, to $5.6 million during the three months ended September 30, 2026. The increase primarily related to increased health insurance expense and ESOP expense as the average market price per share increased compared to the prior year.
●	Other noninterest expense increased during the three months ended September 30, 2026 primarily related to an increase in provision for loan sale losses and dues and subscriptions.

Income Taxes

Income tax expense totaled $1.4 million for the three months ended September 30, 2026 compared to $1.9 million during the three months ended September 30, 2025. The decrease was primarily due to the decrease in pre-tax income. Income tax expense was recognized on the statement of income during the three months ended September 30, 2026 at an effective rate of 18.8% of pretax income compared to the three months ended September 30, 2025 at an effective rate of 19.5% of pretax income.

Comparison of Community Banking Segment Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Net income totaled $19.8 million for the nine months ended September 30, 2026 compared to $17.8 million for the nine months ended September 30, 2025. Net interest income increased $6.4 million to $47.1 million for the nine months ended September 30, 2026 compared to $40.7 million for the nine months ended September 30, 2025.  Interest expense on borrowings decreased $2.0 million as growth in average deposits allowed us to carry a lower average balance of FHLB advances along with a decrease in short-term FHLB weighted average cost and interest expense on deposits decreased $2.2 million as accounts repriced at a lower rate and transitioned to more money market accounts.

There was a provision for credit losses of $1.0 million for the nine months ended September 30, 2026 compared to a negative provision for credit losses of $813,000 for the nine months ended September 30, 2025. The provision for credit losses of $1.0 million consisted of a $329,000 provision related to loans and $692,000 provision related to unfunded commitments for the nine months ended September 30, 2026. The increase was primarily due to increases in multi-family loan balances along with an increase in multifamily qualitative factors, and was offset by a decrease in one-to-four family loan balances and qualitative factors. The provision for credit losses related to unfunded loan commitments was due primarily to an increase in the loan pipeline balance at the current quarter end compared to the prior year end.

Compensation, payroll taxes, and other employee benefits expense increased $1.6 million to $16.8 million for the nine months ended September 30, 2026 compared to $15.3 million for the nine months ended September 30, 2025 primarily due to increases in health insurance, salary expense from annual raises, and ESOP compensation as average share price has risen year-over-year.

Comparison of Mortgage Banking Segment Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Net income totaled $710,000 for the nine months ended September 30, 2026 compared to $791,000 for the nine months ended September 30, 2025. We originated $1.64 billion in mortgage loans held for sale (including sales to the community banking segment) during the nine months ended September 30, 2026, which represents an increase of $123.9 million, or 8.2%, from the $1.52 billion originated during the nine months ended September 30, 2025. The increase in loan production volume was driven by a $101.8 million, or 67.5%, increase in refinance products and a $22.2 million, or 1.6%, increase in purchase products. Loans originated for the purchase of a residential property comprised 84.6% of total originations during the nine months ended September 30, 2026, compared to 90.1% of total originations during the nine months ended September 30, 2025, respectively. Total mortgage banking noninterest income increased $296,000, or 0.5%, to $59.7 million during the nine months ended September 30, 2026 compared to $59.4 million during the nine months ended September 30, 2025.  The increase in mortgage banking noninterest income was related to a 8.2% increase in volume and was partially offset by a 8.0% decrease in gross margin on loans originated and sold for the nine months ended September 30, 2026 compared to September 30, 2025.  Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations.  We sell loans on both a servicing-released and a servicing-retained basis. Waterstone Mortgage Corporation has contracted with a third party to service the loans for which we retain servicing.

During the nine months ended September 30, 2026, the Company sold mortgage servicing rights related to $121.9 million in loans serviced for third parties. The sale generated $1.4 million in net proceeds on a mortgage servicing rights book value of $1.0 million and resulted in a $391,000 gain during the three months ended September 30, 2026. During the nine months ended September 30, 2025, there were no sales of mortgage servicing rights.

Total compensation, payroll taxes and other employee benefits increased $1.7 million, or 3.8%, to $45.8 million for the nine months ended September 30, 2026 compared to $44.1 million for the nine months ended September 30, 2025. The increase primarily related to increased commission expense due to an increase in fundings, manager pay expense as profitability improved, production incentive expense, and salary expense offset by a decrease in health insurance expense.

Consolidated Waterstone Financial, Inc. Results of Operations

	Nine months ended September 30,
	2026	2025
	(Dollars In Thousands, except per share amounts)

Net income	$20,633	$18,689
Earnings per share - basic	1.20	1.04
Earnings per share - diluted	1.19	1.04
Annualized return on average assets	1.24%	1.13%
Annualized return on average equity	7.82%	7.23%

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

	Nine months ended September 30,
	2026			2025
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,797,475	$79,516	5.91%	$1,796,911	$77,578	5.77%
Mortgage related securities(2)	184,767	4,439	3.21%	174,103	3,809	2.93%
Debt securities, federal funds sold and short-term investments(2) (3)	137,987	4,689	4.54%	128,655	4,609	4.79%
Total interest-earning assets	2,120,229	88,644	5.59%	2,099,669	85,996	5.48%

Noninterest-earning assets	109,899			104,534
Total assets	$2,230,128			$2,204,203

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$92,499	73	0.11%	$88,995	70	0.11%
Money market and savings accounts	356,196	5,799	2.18%	318,755	4,936	2.07%
Time deposits - retail	818,931	22,080	3.60%	824,162	25,395	4.12%
Time deposits - brokered	92,224	2,639	3.83%	77,020	2,425	4.21%
Total interest-bearing deposits	1,359,850	30,591	3.01%	1,308,932	32,826	3.35%
Borrowings	388,601	10,164	3.50%	425,429	12,147	3.82%
Total interest-bearing liabilities	1,748,451	40,755	3.12%	1,734,361	44,973	3.47%

Noninterest-bearing liabilities
Noninterest-bearing deposits	87,644			84,976
Other noninterest-bearing liabilities	41,162			40,558
Total noninterest-bearing liabilities	128,806			125,534
Total liabilities	1,877,257			1,859,895
Equity	352,871			344,308
Total liabilities and equity	$2,230,128			$2,204,203

Net interest income / Net interest rate spread (4)		47,889	2.47%		41,023	2.01%
Net interest-earning assets (5)	$371,778			$365,308
Net interest margin (6)			3.02%			2.61%
Average interest-earning assets to average interest-bearing liabilities			121.26%			121.06%

__________

(1)	Interest income includes net deferred loan fee amortization income of $522,000 and $336,000 for the nine months ended September 30, 2026 and 2025, respectively.
(2)	Average balance of mortgage related and debt securities are based on amortized historical cost.
(3)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 4.83% and 5.00% for the nine months ended September 30, 2026 and 2025, respectively.

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

	Nine months ended September 30,
	2026 versus 2025
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$24	$1,914	$1,938
Mortgage related securities(3)	181	449	630
Other earning assets(3) (4)	327	(247)	80
Total interest-earning assets	532	2,116	2,648

Interest expense:
Demand accounts	3	-	3
Money market and savings accounts	594	269	863
Time deposits - retail	(159)	(3,156)	(3,315)
Time deposits - brokered	395	(181)	214
Total interest-bearing deposits	833	(3,068)	(2,235)
Borrowings	(1,008)	(975)	(1,983)
Total interest-bearing liabilities	(175)	(4,043)	(4,218)
Net change in net interest income	$707	$6,159	$6,866

______________

(1)	Interest income includes net deferred loan fee amortization income of $522,000 and $336,000 for the nine months ended September 30, 2026 and 2025, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Includes available for sale securities. Average balance of available for sale securities is based on amortized historical cost.
(4)

Yields on tax-exempt municipal securities are not presented on a tax-equivalent basis in this table. The tax-equivalent yields on debt securities, federal funds sold and short-term investments were 4.83% and 5.00% for the nine months ended September 30, 2026 and 2025, respectively.

Net interest income increased $6.9 million, or 16.7%, to $47.9 million during the nine months ended September 30, 2026 compared to $41.0 million during the nine months ended September 30, 2025 primarily due to increased yields on our loan and securities portfolios as well as decreased cost of deposits and borrowings as replacement rates decreased compared to the prior year period.

●	Interest income on loans increased $1.9 million, or 2.5%, to $79.5 million due primarily to a 14 basis point increase in average yield on loans as loans repricing at higher interest rates.
●

Interest expense on retail time deposits decreased $3.3 million, or 13.1%, to $22.1 million primarily due to the 52 basis point decrease in average cost of retail time deposits compared to the prior year period. There was also a $5.2 million decrease in the average balance of retail time deposits. Interest expense on brokered time deposits increased $214,000 due to the increase of $15.2 million in average brokered time deposits.

●

Interest expense on money market, savings, and escrow accounts increased $863,000, or 17.5%, to $5.8 million due primarily to the increase in the average balance of $37.4 million. Additionally, the average cost of money market, savings, and escrow accounts as rates increased 11 basis points to attract new account openings.

●

Interest expense on borrowings decreased $2.0 million, or 16.3%, to $10.2 million due to a $36.8 million decrease in the average balance of borrowings during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 as we transitioned to more time deposits and money market accounts. Additionally, the average cost of borrowings decreased by 32 basis points as there were fed funds rate cuts since the beginning of last year.

Provision for Credit Losses

There was a provision for credit losses of $943,000 for the nine months ended September 30, 2026 compared to a negative $836,000 provision for credit losses for the nine months ended September 30, 2025. The $943,000 provision for credit losses consisted of a $251,000 provision related to loans and a provision related to unfunded commitments of $692,000 for the nine months ended September 30, 2026. The increase was primarily due to increases in multi-family loan balances along with an increase in multifamily qualitative factors, offset by a decrease in one-to-four family loan balances and qualitative factors. The provision for credit losses related to unfunded loan commitments was due primarily to an increase in the loan pipeline balance due to construction loans at the current quarter end compared to the prior year end.

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

Noninterest Income

	Nine months ended September 30,
	2026	2025	$ Change	% Change
	(Dollars In Thousands)
Service charges on loans and deposits	$1,310	$1,624	$(314)	(19.3)%
Increase in cash surrender value of life insurance	2,281	2,021	260	12.9%
Mortgage banking income	58,587	59,162	(575)	(1.0)%
Other	1,580	921	659	71.6%
Total noninterest income	$63,758	$63,728	$30	0.0%

Total noninterest income increased $30,000 to $63.8 million during the nine months ended September 30, 2026 compared to $63.7 million during the nine months ended September 30, 2025.

●	The decrease in service charges on loans and deposits was primarily due to a decrease in loan prepayment penalties.
●	The increase in the cash surrender value of life insurance is primarily due to an increase in dividend rate.
●	The decrease in mortgage banking income was primarily the result of a decrease in gross margin on loans originated offset by an increase in origination volumes. Total loan origination volume on a consolidated basis increased $123.9 million, or 8.2%, to $1.64 billion during the nine months ended September 30, 2026 compared to $1.52 billion during the nine months ended September 30, 2025. Offsetting the increase in originations, gross margin on loans originated and sold decreased at the mortgage banking segment. Gross margin on loans originated and sold is the ratio of mortgage banking income (excluding the change in interest rate lock fair value) divided by total loan originations. See "Comparison of Mortgage Banking Segment Results of Operations for the Nine Months Ended September 30, 2026 and 2025" above for additional discussion of the decrease in mortgage banking income.
●	The increase in other income was primarily due to a sale of mortgage servicing rights, a land sale at the community banking segment, and servicing fee income.

	Nine months ended September 30,
	2026	2025	$ Change	% Change
	(Dollars In Thousands)
Compensation, payroll taxes, and other employee benefits	$61,975	$58,702	$3,273	5.6%
Occupancy, office furniture, and equipment	5,287	5,370	(83)	(1.5)%
Advertising	1,949	2,181	(232)	(10.6)%
Data processing	3,855	3,735	120	3.2%
Communications	765	741	24	3.2%
Professional fees	1,037	2,616	(1,579)	(60.4)%
Real estate owned	(2)	(14)	12	(85.7)%
Loan processing expense	2,542	2,425	117	4.8%
Other	7,508	6,437	1,071	16.6%
Total noninterest expenses	$84,916	$82,193	$2,723	3.3%

Total noninterest expenses increased $2.7 million, or 3.3%, to $84.9 million during the nine months ended September 30, 2026 compared to $82.2 million during the nine months ended September 30, 2025.

●	Compensation, payroll taxes and other employee benefits expense at our community banking segment increased $1.6 million, or 10.2%, to $16.8 million during the nine months ended September 30, 2026. The increase primarily related to increased health insurance expense and ESOP expense as the average market price per share increased compared to the prior year.
●	Compensation, payroll taxes and other employee benefits expense at the mortgage banking segment increased $1.7 million, or 3.8%, to $45.8 million for the nine months ended September 30, 2026 compared to $44.1 million for the nine months ended September 30, 2025. The increase primarily related to increased commission expense due to an increase in fundings, manager pay expense as profitability improved, production incentive expense, and salary expense offset by a decrease in health insurance expense.
●	Professional fees decreased during the nine months ended September 30, 2026 primarily due to a decrease in legal fees at the mortgage banking segment as a settlement related to a prior year dispute was finalized during the nine months ended September 30, 2025.
●	Other noninterest expense increased during the nine months ended September 30, 2026 due primarily related to an increase in provision for loan sale losses, due and subscriptions, and amortization of mortgage servicing rights, offset by a decrease in provision for branch losses.

Income Taxes

Income tax expense totaled $5.2 million for the nine months ended September 30, 2026 compared to $4.7 million during the nine months ended September 30, 2025. The increase was primarily due to the increase in pre-tax income. Income tax expense was recognized on the consolidated statement of income during the nine months ended September 30, 2026 at an effective rate of 20.0% of pretax income compared to the nine months ended September 30, 2025 at an effective rate of 20.1% of pretax income.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets – Total assets decreased by $6.5 million, or 0.3%, to $2.25 billion at September 30, 2026 from $2.26 billion at December 31, 2025. The decrease in total assets primarily reflects a decrease in cash and cash equivalents and loans held for sale, partially offset by increases in loans receivable and securities available for sale.

Cash and Cash Equivalents – Cash and cash equivalents decreased $16.2 million, or 22.8%, to $54.9 million at September 30, 2026, compared to $71.1 million at December 31, 2025. The decrease in cash and cash equivalents primarily reflects the increase in loans receivable, and securities available for sale along with the decrease in borrowings.

Securities Available for Sale – Securities available for sale increased $7.3 million to $238.1 million at September 30, 2026. The increase was primarily due to the purchases of securities exceeding paydowns and maturities offset by a decrease in fair value as longer term interest rates increased compared to prior year end.

Loans Held for Sale - Loans held for sale decreased $34.0 million to $111.0 million at September 30, 2026 as seasonal house buying activity decreased along with an increase in mortgage rates.

Loans Receivable - Loans receivable held for investment increased $22.5 million to $1.70 billion at September 30, 2026. The increase in total loans receivable was primarily attributable to increases in each of the multi-family, construction, commercial real estate, and commercial loan categories offset by a decrease in the one-to-four family loan category.

The following table shows loan originations during the periods indicated.

	For the
	Nine months ended September 30,
	2026	2025
	(In Thousands)
Real estate loans originated for investment:
Residential
One- to four-family	$50,648	$9,883
Multi-family	135,369	131,343
Home equity	4,993	3,238
Construction and land	23,367	27,345
Commercial real estate	5,746	3,446
Total real estate loans originated for investment	220,123	175,255
Consumer loans originated for investment	-	-
Commercial business loans originated for investment	32,050	6,386
Total loans originated for investment	$252,173	$181,641

Allowance for Credit Losses - Loans - The allowance for credit losses increased to $17.8 million at September 30, 2026.  There was a $251,000 provision for credit losses - loans for the nine months ended September 30, 2026. See Note 3 - Loans Receivable of the notes to unaudited consolidated financial statements for further discussion on the allowance for credit losses.

Prepaid expenses and other assets – Total prepaid expenses and other assets increased $14.0 million to $52.0 million at September 30, 2026. The increase was primarily due to increases in mortgage investor receivables, derivative assets, back-to-back loan swap fair value adjustment, and the deferred tax asset for unrealized losses as long term interest rates increased.

Deposits – Total deposits increased $2.2 million to $1.44 billion at September 30, 2026.  The increase was driven by an increase of $4.1 million in demand deposits and $15.2 million in money market and savings deposits, offset by a decrease of $17.1 million in time deposits.

Borrowings – Total borrowings decreased $20.9 million, or 5.1%, to $391.3 million at September 30, 2026.  The community banking segment decreased its FHLB long-term borrowings by $67.0 million and increased its short-term FHLB borrowings by $42.3 million. External short-term borrowings at the mortgage banking segment increased by a total of $3.8 million at September 30, 2026 from December 31, 2025.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $22.6 million to $25.6 million at September 30, 2026. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid in the fourth quarter.

Other Liabilities - Other liabilities decreased $7.9 million to $49.7 million at September 30, 2026. Other liabilities decreased primarily due to a seasonal decrease in outstanding checks related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid in the fourth quarter. At the time at which the disbursements are made, the outstanding checks are classified as other liabilities in the statements of financial condition, and these amounts remain classified as other liabilities until settled. The decrease was offset by an increase in derivatives and back-to-back loan swap fair value adjustment as long-term interest rates decreased.

Shareholders’ Equity – Shareholders' equity decreased $2.5 million to $346.9 million at September 30, 2026.  Shareholders' equity decreased primarily due to a decrease in the fair value of securities, shares repurchased, and dividends declared during the period, offset by net income.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2026	2025
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$6,146	$5,861
Over four-family	862	177
Home equity	14	14
Construction and land	-	-
Commercial real estate	4,443	123
Commercial	-	-
Consumer	-	-
Total non-accrual loans	11,465	6,175

Real estate owned
One- to four-family	934	106
Commercial real estate	-	318
Total real estate owned	934	424
Total nonperforming assets	$12,399	$6,599

Total non-accrual loans to total loans, net	0.68%	0.37%
Total non-accrual loans to total assets	0.51%	0.27%
Total nonperforming assets to total assets	0.55%	0.29%

All loans that are 90 days or more past due with respect to principal and interest are recognized as non-accrual. Loan modifications that are non-accrual, either due to being past due greater than 90 days or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above. In addition, loans that are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower review. When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered.  This process generally takes place when a loan is contractually past due between 60 and 89 days.

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Nine Months
	Ended September 30,
	2026	2025
	(In Thousands)

Balance at beginning of period	$6,175	$5,665
Additions	9,294	3,636
Transfers to real estate owned	(934)	-
Charge-offs	-	-
Returned to accrual status	(1,071)	(2,123)
Principal paydowns and other	(1,999)	(1,182)
Balance at end of period	$11,465	$5,996

Of the $11.5 million in total non-accrual loans as of September 30, 2026, $9.6 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary. A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, no charge-offs have been recorded over the life of these loans and there were no specific reserves as of September 30, 2026.  The remaining $1.8 million of non-accrual loans were reviewed on an aggregate basis as of September 30, 2026.

The outstanding principal balance of our five largest non-accrual loans as of September 30, 2026 totaled $6.6 million, which represents 57.5% of total non-accrual loans as of that date.  The loans held for investment at the mortgage segment were reviewed on an aggregate basis.

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

As of September 30, 2026 and December 31, 2025, there were no loans 90 or more days past due and still accruing interest.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2026	2025
	(Dollars in Thousands)

Loans past due less than 90 days	$4,067	$9,575
Loans past due 90 days or more	9,694	4,832
Total loans past due	$13,761	$14,407

Total loans past due to total loans receivable	0.81%	0.86%

Past due loans decreased by $646,000, or 4.5%, to $13.8 million at September 30, 2026 from $14.4 million at December 31, 2025.  Loans past due less than 90 days decreased by $5.5 million, or 57.5%, primarily due to a decrease in the one-to four-family loan category. Loans past due 90 days or more increased by $4.9 million, or 100.6%, primarily in the commercial real estate loan category during the nine months ended September 30, 2026.

ALLOWANCE FOR CREDIT LOSSES - LOANS

	At or for the Nine Months
	Ended September 30,
	2026	2025
	(Dollars in Thousands)

Balance at beginning of period	$17,478	$18,247
Provision (credit) for credit losses - loans	251	(599)
Charge-offs:
Mortgage
One- to four-family	-	-
Multi family	-	-
Home Equity	-	-
Commercial real estate	-	-
Construction and land	-	-
Consumer	21	42
Commercial	-	-
Total charge-offs	21	42
Recoveries:
Mortgage
One- to four-family	48	51
Multi family	3	3
Home Equity	-	-
Commercial real estate	-	-
Construction and land	2	2
Consumer	1	8
Commercial	-	-
Total recoveries	54	64
Net charge-offs (recoveries)	(33)	(22)
Allowance for credit losses - loans at end of period	$17,762	$17,670

Ratios:
Allowance for credit losses to non-accrual loans at end of period	154.92%	294.70%
Allowance for credit losses to loans receivable at end of period	1.05%	1.03%
Net recoveries to average loans outstanding (annualized)	(0.00)%	(0.00)%
Current year (provision) credit for credit losses - loans to net recoveries	(760.61)%	2722.73%
Net recoveries (annualized) to beginning of the year allowance	(0.25)%	(0.16)%

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

During the nine months ended September 30, 2026, primary uses of cash and cash equivalents included: $1.62 billion in funding loans held for sale, $22.4 million to fund loans receivable, $21.8 million for purchases of  mortgage related securities, $17.9 million for purchases of debt securities, $210.0 million for payoffs of long-term borrowings, $8.4 million for cash dividends paid, and $8.1 million for purchases of our common stock.

During the nine months ended September 30, 2026, primary sources of cash and cash equivalents included: $1.71 billion in proceeds from the sale of loans held for sale, $46.1 million from increases in short-term borrowings, $143.0 million in long-term borrowings, $20.3 million in principal repayments on mortgage related securities, $5.1 million in sales of FHLB stock, $2.2 million from an increase in deposits, $975,000 in maturities of debt securities, $1.2 million in proceeds from exercised stock options, $8.7 million in advance payments by borrowers for taxes, and $20.6 million in net income.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2026 and 2025, respectively, $54.9 million and $53.8 million of our assets were invested in cash and cash equivalents. At September 30, 2026, cash and cash equivalents were comprised of the following: $48.8 million in cash held at the Federal Reserve Bank and other depository institutions and $6.1 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, advances from the FHLB and the Federal Reserve, and repurchase agreements from other institutions.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2026, we had $123.0 million in long term advances from the FHLB with contractual maturity dates in 2027.

The Company had approximately $393.6 million of uninsured deposits for approximately 1,547 customers as of September 30, 2026. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limits.

At September 30, 2026, we had outstanding commitments to originate loans receivable of $70.5 million.  In addition, at September 30, 2026, we had unfunded commitments under construction loans of $47.6 million, unfunded commitments under business lines of credit of $15.1 million and unfunded commitments under home equity lines of credit and standby letters of credit of $12.7 million.  At September 30, 2026, certificates of deposit scheduled to mature in one year or less totaled $898.7 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLB advances, in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Waterstone Financial, Inc. is a separate legal entity from WaterStone Bank and must provide for its own liquidity to pay dividends to its shareholders, repurchase shares of its common stock, and for other corporate purposes. The primary source of liquidity for Waterstone Financial, Inc. is dividend payments from WaterStone Bank. The ability of WaterStone Bank to pay dividends is subject to regulatory restrictions. At September 30, 2026, Waterstone Financial, Inc. (on an unconsolidated basis) had liquid assets totaling $17.9 million.

Capital

The Company's Board of Directors authorized a 2.0 million share stock repurchase program on April 27, 2026. As of September 30, 2026, the Company has approximately 2.0 million shares remaining in the program.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At September 30, 2026, WaterStone Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Notes to Unaudited Consolidated Financial Statements - Note 7 - Regulatory Capital.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

During the three months ended September 30, 2026, we entered into $40.0 million of new long-term debt, repaid $100.0 million of existing long-term debt, and borrowed an additional $69.8 million in short-term debt.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2026 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a positive impact on net interest income and earnings.

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

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	+300	+200	+100	-100
As of September 30, 2026
Dollar Change	$(6,723)	$(3,824)	$(1,160)	$1,192
Percentage Change	(10.42)%	(5.93)%	(1.80)%	1.85%

At September 30, 2026, a 100 basis point instantaneous increase in interest rates had the effect of decreasing forecast net interest income over the next 12 months by 1.80% while a 100 basis point decrease in rates had the effect of increasing net interest income by 1.85%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures: Company management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting with respect to Waterstone Mortgage Corporation described below. Management believes that the material weakness did not result in any material misstatement of the Company’s financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In July 2026, as part of its routine review of previously closed loans, the Quality Control Department of Waterstone Mortgage Corporation identified two loan files that contained document irregularities, one with respect to income verification and one with respect to residence verification. Because the two loans were originated by the same employee, the Quality Control Department conducted an enhanced review of loans originated by that employee. This review identified loans with an aggregate unpaid principal balance of approximately $8.5 million originated by the same employee that involved similar instances of document irregularities that had either not been detected through internal or third-party review processes, or had been detected but had not been properly remediated.  Based upon the review procedures performed, the irregularities noted have been limited to a single employee, who is no longer with Waterstone Mortgage Corporation.  Waterstone Mortgage Corporation has notified, or is in the process of notifying the investors who purchased the loans of this issue with respect to each impacted loan file.  As a result of these irregularities, it is likely that Waterstone Mortgage will be required to repurchase or indemnify these loans.

Management believes that these issues are related solely to Waterstone Mortgage Corporation, and are not related to control systems of the community banking segment of Waterstone Bank, which maintains a separate system of internal controls for loan origination, underwriting and review.

For the quarter ended September 30, 2026, the Company recognized non-interest expense within the mortgage banking segment of $422,000 related to the potential repurchase or indemnification of these loans. The final expense to be recognized in connection with these matters may increase in the event further loans are discovered to involve similar document irregularities, and may decrease in the event that Waterstone Mortgage Corporation is required to provide indemnification for any or all of the loans as opposed to repurchasing such loans, and may also decrease to the extent that any loss is covered by insurance.

Management believes that, while the material weakness did not result in any material misstatement of our financial statements, there is a reasonable possibility that material misstatements in our annual or interim consolidated financial statements would not be prevented or detected.

Remediation

Management has begun remediating deficiencies that contributed to the material weakness identified during the quarter ended December 31, 2026. The material weakness will not be considered fully remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

While the Company’s full remediation plan is still being formalized, it is expected to include enhanced review, including additional levels of automated review.

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

Risk Related to Mortgage Banking Operations

The profitability of our mortgage banking operations depend significantly on the margins we earn from our mortgage banking activities, which include originating and selling residential mortgage loans.  Mortgage banking margins are volatile and influenced by several factors beyond our control, including market interest rates and related demand for residential loans from both consumers, as well as investors to whom we sell the loans that we have originated.  During the three months ending September 30, 2026 the results of operations for our mortgage banking operations were negatively impacted by lower sales margins received from investors in the secondary market.  Continued lower sales margins received upon the sale of mortgage loans could have a negative impact on the result of operations of the mortgage banking segment, and the profitability of consolidated results of operations for the Company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Following are the Company’s monthly common stock repurchases during the third quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a)
July 1, 2026 - July 31, 2026	-	$-	-	2,022,612
August 1, 2026 - August 31, 2026	-	-	-	2,022,612
September 1, 2026 - September 30, 2026	-	-	-	2,022,612
Total	-	$-	-

(a)

On April 27, 2026, the Board of Directors announced the authorization of the repurchase of 2,000,000 shares of common stock pursuant to a new share repurchase plan. There are still approximately 22,000 shares remaining from the previous plan.  The plan approved on April 27, 2026 has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101

The following financial statements from Waterstone Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in shareholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 13, 2026
/s/ William F. Bruss
William F. Bruss
Chief Executive Officer Principal Executive Officer
Date: November 13, 2026
/s/ Mark R. Gerke
Mark R. Gerke
Chief Financial Officer Principal Financial Officer